Form 10-K
period 2001-12-31
AMN HEALTHCARE SERVICES INC
filed 2002-03-18
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12235 El Camino Real, Suite 200 San Diego, California (Address of principal executive offices)	92130 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 792-0711

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 15, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $381,123,080 based on a closing sale price of $26.50 per share. As of March 15, 2002, there were 42,289,770 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: None.

i

PART I

Item 1.     Business

Our Company

      We are a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services, one of the fastest growing segments of the temporary healthcare staffing industry. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” and place them on temporary assignments, typically for 13 weeks away from their permanent homes, at hospitals and healthcare facilities throughout the United States. Approximately 90% of our temporary healthcare professionals are nurses, while the remainder are technicians, therapists and technologists. We are actively working with a pre-screened pool of prospective temporary healthcare professionals, of whom over 6,800 were on assignment during the fourth quarter of 2001.

      In recent years our business has grown significantly, outpacing the growth of the temporary healthcare staffing market. From 1996 to 2001, our revenue and Adjusted EBITDA (as defined in footnote (6) of “Item 6. Selected Consolidated Financial and Operating Data” below) increased at compound annual growth rates of 61% and 65%, respectively. Approximately two-thirds of this growth was generated through the organic growth of our operations, while the remaining one-third was generated through strategic acquisitions. On a combined basis, assuming all of our acquisitions had occurred on January 1, 1996, the compound annual growth rate of our revenues from 1996 to 2001 would have been 36%. Additionally, since 1999, the pace of our organic growth has accelerated. On the same combined basis as discussed above, for the year ended December 31, 2001, we generated revenues of $528.4 million and Adjusted EBITDA of $59.4 million, representing organic compound annual growth rates of 52% and 72%, respectively, since 1999.

      We market our services to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our five separate brand names, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand images. Our large number of hospital and healthcare facility clients allows us to offer traveling positions in all 50 states, and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

      We have established a growing and diverse hospital and healthcare facility client base, ranging from national healthcare providers to premier teaching and regional hospitals. At the end of 2001 we had over 2,800 hospital and healthcare facility clients. Over 95% of our temporary healthcare professional assignments are at acute-care hospitals. We currently hold contracts with over 40% of all acute-care hospitals in the United States. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, Kaiser Permanente, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Hospital and healthcare facilities utilize our services to help cost-effectively manage staff shortages, new unit openings, seasonal variations, budgeted vacant positions, long-term leaves of absence and other flexible staffing needs.

Industry Overview

      In 2000, total healthcare expenditures in the United States were estimated at $1.3 trillion, representing approximately 13% of the U.S. gross domestic product, and had grown approximately 8% over 1999 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase to approximately $2.6 trillion during the next decade.

      Within the healthcare staffing sector, temporary staffing has emerged as an increasingly utilized method to efficiently deliver healthcare services. In the mid-1990s, several factors prompted the increased usage of temporary staffing at hospitals. A principal factor was cost containment. Managed care, Medicare, Medicaid and competitive pressures created renewed emphasis on cost containment. Among other responses, this led acute-care hospitals to redesign their staffing models to reduce their levels of fixed staffing and to include a variable staffing component.

      The temporary healthcare staffing industry accounted for $7.2 billion in revenues in 2000 and this amount is projected to increase by 21%, to $8.7 billion in 2001, according to estimates by The Staffing Industry Report. Approximately 70% of the temporary healthcare staffing industry is comprised of nurse staffing and approximately 30% is comprised of allied health, physicians and other healthcare professionals. Temporary healthcare staffing has experienced strong historical growth since 1996, growing at a compound annual growth rate of 13%, but this growth accelerated to approximately 15% during 1999 and 2000. Within the temporary healthcare staffing industry, we believe that travel nurse staffing is one of the fastest growing segments.

     Demand and Supply Drivers

      Since the mid-1990s, changes in the healthcare industry prompted a permanent shift in staffing models that led to an increased usage of temporary staffing at hospitals and other healthcare facilities. The supply of professionals choosing travel healthcare as a short-term or long-term career option has also grown alongside increased demand for temporary healthcare professionals. We believe that this expanded demand and supply pattern will continue, particularly in the travel nurse staffing sector, because of the following drivers:

     Demand Drivers

•	Demographics and Advances in Medicine and Technology. As the U.S. population ages and as advances in medicine result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for both temporary and permanent nurses, as well as for allied health professionals. In addition, advances in healthcare technology have increased the demand for specialty nurses who are qualified to operate advanced medical equipment or perform complex medical procedures.

•	Shift to Flexible Staffing Models. Nurse wages comprise the largest percentage of hospitals’ labor expenses. Cost containment initiatives and a renewed focus on cost-effective healthcare service delivery continue to lead many hospitals and other healthcare facilities to adopt flexible staffing models that include reduced permanent staffing levels and increased utilization of flexible staffing sources, such as traveling nurses.

•	Nursing Shortage. Most regions of the United States are experiencing a shortage of nurses. The American Hospital Association estimated that up to 126,000 position vacancies existed in 2001 for registered nurses, representing approximately 10% of the hospital-based nursing workforce. The Journal of the American Medical Association has reported that the registered nurse workforce is expected to be 20% below projected requirements by 2020. Faced with increasing demand for and a shrinking supply of nurses, hospitals are utilizing more temporary nurses to meet staffing requirements. Factors contributing to the current and projected declining supply of nurses include:

—	Decreasing Number of Entrants to Nursing School and New Nursing Graduates. According to the American Association of Colleges of Nursing, enrollment in all basic nursing education programs (baccalaureate, associate or diploma) fell by approximately 5% each year from 1995 to 2000.

—	Nurses Leaving Patient Care Environments for Less Stressful and Demanding Careers. Career opportunities for nurses have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital service and supply companies increasingly offer nurses attractive positions which involve less demanding work schedules and physical requirements.

—	Aging Nurse Population. The average age of a registered nurse is estimated to be 45.2 years old, an increase of 8.4% since 1988. By 2010, 40% of the nurse population is expected to be older than 50, as compared to 29% of nurses that were older than 50 in 2000. As a growing number of nurses retire, the nursing shortage is likely to worsen.

•	Seasonality. Hospitals in areas that experience significant seasonal fluctuations in population, such as Florida or Arizona during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in demand. Many of these hospitals utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

•	Family and Medical Leave Act. The adoption of the Family and Medical Leave Act in 1993, which mandates 12-week job-protected maternity and dependent care leave, continues to create temporary nursing vacancies at healthcare facilities. Approximately 94% of the registered nurses working at healthcare facilities in the United States are women.

•	State Legislation Requiring Healthcare Facilities to Utilize More Nurses. In response to concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures placed upon nurses, several states have passed or introduced legislation that is expected to increase the demand for nurses.

—	Minimum Nurse-to-Patient Ratios. California passed legislation in 1999 which is expected to go into effect in January 2003 that requires the establishment of minimum nurse-to-patient ratios throughout all hospitals. Several states are considering similar legislation.

—	Limitation of Mandatory Overtime. Many healthcare facilities require their permanent staff to work overtime to cover staffing shortages. Maine, Oregon and New Jersey have passed legislation that limits mandatory overtime for nurses, and similar legislation has already been introduced in several other states.

     Supply Drivers

•	Traditional Reasons for a Healthcare Professional to Work on a Travel Assignment. Traveling allows healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, build their resumes and avoid unwanted workplace politics that may accompany a permanent position. Other benefits to temporary healthcare professionals include free or subsidized housing, professional development opportunities, competitive wages, health insurance and completion bonuses for some assignments. All of these opportunities have been constant supply drivers, bringing a growing number of new healthcare professionals into traveling.

•	Word-of-Mouth Referrals. New applicants are most often referred to travel staffing companies by current or former temporary healthcare professionals. Growth in the number of healthcare professionals that have traveled, as well as the increased number of hospital and healthcare facilities that utilize temporary healthcare professionals, creates more opportunities for referrals.

•	More Nurses Choosing Traveling Due to the Nursing Shortage. In times of nursing shortages, nurses with permanent jobs generally feel more secure about their employment prospects. They have a higher degree of confidence that they can leave their permanent position to take a travel assignment and have the ability to return to a permanent position in the future. Additionally, during a nursing shortage, permanent staff nurses are often required to assume greater responsibility and patient loads, work mandatory overtime and deal with increased pressures within the hospital. Many experienced nurses consequently choose to leave their permanent employer, and look for a more flexible and rewarding position.

•	New Legislation Allowing Nurses to Become More Mobile. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and had been passed in 16 states as of December 2001.

Growth Strategy

      Our goal is to expand our leadership position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

•	Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified temporary healthcare professionals. We have exhibited substantial growth in our temporary healthcare professional network over the past five years primarily through referrals from our current and former temporary healthcare professionals, as well as through advertising and direct mailings. While we expect these methods to continue to gain momentum, we are implementing creative ways to attract additional qualified healthcare professionals. Two recent examples include our acquisition of O’Grady-Peyton International, the leading recruiter of registered nurses from English-speaking foreign countries for placement in the United States, and Internet recruitment tools such as our NurseZone.com website, which is a leading nurse community site on the Internet.

•	Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We seek to continue to strengthen and expand our relationships with our hospital and healthcare facility clients, and to develop new relationships. Because we possess one of the largest national networks of temporary nurse and allied health professionals, we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs. We currently hold contracts with over 40% of all acute-care hospitals in the United States and we believe there is an opportunity to further grow our existing relationships and develop new relationships with hospitals and healthcare facilities.

•	Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base to Increase Productivity. We seek to increase our productivity through our proven multi-brand recruiting strategy, large network of temporary healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our multi-brand recruiting strategy allows a recruiter in any of our brands to take advantage of all of our nationwide placement opportunities. In addition, our information systems and support personnel permit our recruiters to spend more time focused on temporary healthcare professionals’ needs and placing them on appropriate assignments in hospitals or healthcare facilities. Implementation of our business model at our acquired brands has resulted in significant increases in our productivity.

•	Expanding Service Offerings Through New Staffing Solutions. In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. We have most recently introduced temporary and permanent programs for U.S. and Canadian newly- graduated nurses, specialty training opportunities, vendor management for hospitals and healthcare facilities, permanent placement of nurses and placement of temporary healthcare professionals in Canadian hospital and healthcare facilities.

•	Capitalizing on Strategic Acquisition Opportunities. In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. In the past after we have made acquisitions, we have sought to leverage our hospital relationships and orders across our brands, integrate back-office functions and maintain brand differentiation for temporary healthcare professional recruitment purposes. We also implement our proven business model in order to achieve greater productivity, operating efficiencies and financial results.

Business Overview

     Services Provided

      Hospitals and healthcare facilities generally obtain supplemental staffing from two sources, local temporary (per diem) agencies and national travel healthcare staffing companies. Per diem staffing, which has historically comprised the majority of the temporary healthcare staffing industry, involves the placement of locally-based healthcare professionals on very short-term assignments, such as daily shift work, on an as needed (per diem) basis. Hospitals and healthcare facilities often give minimal advance notice of their per diem assignments, and require a quick turnaround from their staffing agencies, generally less than 24 hours. Travel staffing, on the other hand, provides healthcare facilities with staffing solutions to address anticipated staffing requirements, typically for 13 weeks. In contrast to per diem agencies, travel staffing companies select from a national (and in some cases international) skilled labor pool and provide pre-screened candidates to their hospital and healthcare facility clients, usually at a lower cost. We focus on the travel segment of the temporary healthcare staffing industry, and provide both nurse and allied health temporary healthcare professionals to our hospital and healthcare facility clients.

      Nurses. We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses, and advanced practice nurses in a wide range of specialties for travel assignments throughout the United States. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital networks. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. Nurses comprise approximately 90% of the total temporary healthcare professionals currently working for us.

      Allied Health Professionals. We also provide allied health professionals to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics and schools. Allied health professionals include such disciplines as surgical technologists, respiratory therapists, medical and radiology technologists, dialysis technicians, speech pathologists and rehabilitation assistants. Allied health professionals comprise approximately 10% of the total temporary healthcare professionals currently working for us.

     Multi-Brand Recruiting

      In order to enhance our opportunities to expand our network of traveling professionals, we choose to recruit temporary healthcare professionals in the United States and internationally separately under each of our five established and recognized brand names: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International. While all of our brands have the capability to place temporary healthcare professionals on assignments that we have throughout the United States using the same placement opportunities, or “orders,” our brands have distinct geographic market strengths and brand images which enhances our recruitment opportunities.

      It is common for temporary healthcare professionals to register with more than one brand in order to utilize more than one recruiter. Our multi-brand recruiting strategy provides us with a competitive advantage, as potential temporary healthcare professionals are able to work with more than one of our brand recruiters. Accordingly, we believe that our probability of successfully placing the temporary healthcare professional on assignment is enhanced.

      To our hospital and healthcare facility clients, however, we market and administer our services under the single corporate brand of AMN Healthcare. Hospitals and healthcare facility clients in turn have the advantage of managing one contract with us, but receiving the benefit of five nationally known brands that recruit temporary healthcare professionals for their open positions.

      The following chart depicts our single staffing provider and multi-brand recruiting model:

Multi-Brand Recruiting Single Staffing Provider

     National Presence and Diversified Hospital and Healthcare Facility Client Base

      We offer our temporary healthcare professionals nationwide placement opportunities and provide temporary staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically have open temporary healthcare professional requests, or orders, in all 50 states. The largest percentage of these open orders are typically concentrated in the most heavily populated states, including approximately 17% in Florida, 15% in California, 6% in Arizona, 6% in Texas and 5% in Maryland.

      The number of our hospital and healthcare facility clients that we serve has grown from approximately 600 in 1993 to over 2,800 hospital and healthcare facility clients at the end of 2001. Over 95% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. We currently hold contracts with over 40% of all acute-care hospitals in the United States. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, Kaiser Permanente, NYU Medical Center, Scripps Health Systems, Stanford Health Care, Swedish Health Services, Texas Children’s Hospital, UCLA Medical Center and The University of Chicago Hospitals. As of December 31, 2001, no single client, including affiliated groups, comprised more than 10% of our temporary healthcare professionals on assignment and no single client facility comprised more than 2% of our temporary healthcare professionals on assignment.

Our Business Model

      We have developed and continually refined our business model to achieve greater levels of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our temporary healthcare professionals and our hospital and healthcare facility clients.

      The following graph illustrates the elements of our business model:

     Marketing and Recruitment of New Temporary Healthcare Professionals

      We believe that nursing and allied health professionals are attracted to us because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments which provide the opportunity to travel to numerous attractive locations throughout the United States.

      We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of temporary healthcare professionals. Because it is common for these healthcare professionals to register with more than one brand in the industry, we believe that by offering five distinct brands we increase our ability to recruit temporary healthcare professionals. Each brand has its own distinct marketing identity to prospective temporary healthcare professionals, and we utilize different strategies in presenting each of the brands as unique. We tailor the marketing of each of our brands through a combination of websites, journal advertising, conferences and conventions, direct mail, printed marketing material and, most importantly, through personal word-of-mouth referrals from current and former temporary healthcare professionals. Referrals from our current and former temporary healthcare professionals are our largest source of new temporary healthcare professionals applying with us. We also operate NurseZone.com, a leading nurse community website. This website caters to the professional and personal lives of nurses, and offers nursing news and updates, links to other Internet sites, discounted products and services, continuing education courses and career opportunities sponsored by our five recruitment brands, including an online temporary healthcare professional application process. In late 2001, we introduced Travelnursing.com, a website where nurses can learn about benefits and opportunities available in traveling. Our five leading brands are featured on the website, including an easy and efficient online application process where nurses can complete one application online and have it sent to each of the brands of their choice.

     Screening/Quality Management

      Through our quality management department, we screen each candidate prior to their placement and we continue to evaluate each temporary healthcare professional after they are placed to ensure adequate performance as well as to determine feasibility for future placements. Our internal processes are designed to ensure that each temporary healthcare professional has the appropriate experience, credentials and skills for the assignments that they accept. Our experience has shown us that well-matched placements result in satisfied temporary healthcare professionals and healthcare facility clients. Our screening and quality management process includes three principal stages:

Initial screening. Each new temporary healthcare professional candidate who submits an application with us must meet certain criteria, including appropriate prior work experience and proper educational and licensing credentials. We independently verify each applicant’s work history and references to reasonably ensure that our hospital and healthcare facility clients may depend on our temporary healthcare professionals for clinical competency and personal reliability. Our proprietary clinical skills checklists, developed for each healthcare specialty area, are used by our hospital and healthcare facility clients’ hiring managers as a basis for evaluating candidates and conducting interviews, and for facilitating the selection of a temporary healthcare professional who can meet the hospital or healthcare facility client’s specific needs.

Assignment specific screening. Once an assignment is accepted by a temporary healthcare professional, our quality management department tracks the necessary documentation and license verification required for the temporary healthcare professional to meet the requirements set forth by us, the hospital or healthcare facility, and, when required, the applicable state board of health or nursing. These requirements may include obtaining copies of specific health records, drug screening, criminal background checks and certain certifications or continuing education courses.

Ongoing evaluation. We continually evaluate our temporary healthcare professionals’ performance through a verbal and written evaluation process. We receive these evaluations directly from our hospital and healthcare facility clients, and use the feedback to determine appropriate future assignments for each temporary healthcare professional.

     Sales and Marketing to Hospitals and Healthcare Facilities

      Our team of regional client service directors markets our services to prospective hospital and healthcare facility clients, and supervises ongoing contract management of existing clients in their territory. We market ourselves to hospitals and healthcare facilities under one corporate brand name, AMN Healthcare, a single staffing provider with five recruitment sources of temporary healthcare professionals: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International.

      The number of our hospital and healthcare facility clients that we serve has grown from approximately 600 in 1993 to over 2,800 clients at the end of 2001. Over 95% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients include 15 of the top 16 hospitals in the United States as ranked by US News and World Report in its July 2001 Best Hospitals Honor Roll.

     Account Management

      Once hospital and healthcare facility contracts are obtained by our regional client service directors, our hospital account managers are responsible for soliciting and receiving orders from these clients and working with our recruiters to fill those orders with qualified temporary healthcare professionals. An “order” is a request from a client hospital or healthcare facility for a temporary healthcare professional to fill an assignment. Hospital account managers regularly call and solicit orders from our clients, who also submit orders via the Internet and by fax. Depending upon their size and specific needs, one hospital or healthcare facility client may have up to 50 open orders at one time.

      Our average number of orders for upcoming assignments has increased significantly during the past three years. The combination of an increasing number of open orders and a greater number of nurses choosing to travel benefits us by providing us with numerous assignments to offer and an increasing supply of new temporary healthcare professional applicants to place. Our growth in open orders can be attributed to factors including:

•	continuing increased demand for traveling nurses;

•	our extensive network of temporary healthcare professionals;

•	our brand recognition and reputation as a quality provider of temporary healthcare staffing services; and

•	our increased number of hospital and healthcare facility client relationships.

      Because hospitals often list their orders with multiple service providers, open orders may also be listed with our competitors. An order will generally be filled by the company that provides a suitable candidate first, highlighting the need for a large network of temporary healthcare professionals and integrated operating and information systems to quickly and effectively match hospital and healthcare facility client needs with appropriate temporary healthcare professionals.

     Placement

      Orders are entered into our information network and are available to the recruiters at all of our recruitment brands. Our recruiters provide our hospital account managers with the personnel profiles of the temporary healthcare professionals who have expressed an interest in a particular assignment. The hospital account manager approves the profiles to be sent to the hospital or healthcare facility client, follows up to arrange a telephone interview between the temporary healthcare professional and the hospital, and confirms offers and placements with the hospital or healthcare facility.

      Our recruiters seek to develop and maintain strong and long-lasting relationships with our temporary healthcare professionals. Each recruiter manages a group of pre-screened temporary healthcare professionals and works to understand the unique needs and desires of each healthcare professional. The recruiter will present open order assignments to a temporary healthcare professional, request that the personnel profile be submitted for placement consideration, arrange a telephone interview with assistance from the hospital account managers, make any special requests for housing and generally facilitate each placement.

      In the case of our international temporary healthcare professionals, the recruiters at our O’Grady-Peyton International brand, including those located in the United Kingdom, Australia, New Zealand and South Africa, assist candidates in preparing for the national nursing examination and subsequently obtaining a U.S. nursing license. These recruiters also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents or to obtain work visas prior to their arrival in the United States.

      Throughout the typical 13-week assignment, the recruiter will work with the temporary healthcare professional to review their progress and to determine whether the person would like to extend the length of the current assignment, or move to a new hospital or healthcare facility at the end of the assignment term. Our international temporary healthcare professionals are typically placed on longer-term, 18-month assignments as a result of our substantial investment in bringing them to work in the United States. Near completion of the 18-month assignment, our recruiters will work with these temporary healthcare professionals to explore their options for new assignments, including our more traditional 13-week arrangements.

      We share orders among our various brands to increase placement opportunities for our temporary healthcare professionals. Our growth in placement volume has been driven by enabling our recruiters at all of our brands to offer more open assignment orders to their temporary healthcare professionals. For example, we have been successful with this order sharing strategy at Medical Express over the last three years, where 88% of Medical Express placements of temporary healthcare professionals during the fourth quarter of 2001 were with clients who had not been hospital or healthcare facility clients of Medical Express prior to its acquisition.

     Housing

      We offer substantially all of our temporary healthcare professionals free or subsidized housing while on assignment. Our housing department is primarily consolidated and managed at our San Diego corporate headquarters. Our housing department facilitates the leasing of all apartments and furniture, manages utilities, and arranges all housing and roommate assignments for the thousands of temporary healthcare professionals that we place each year. We generally offer our temporary healthcare professionals a free two-bedroom apartment to share with another temporary healthcare professional. If a temporary healthcare professional desires to have a private, one-bedroom apartment, they typically pay a housing fee to us to cover the incremental costs. If a temporary healthcare professional chooses not to accept housing provided by us, they receive a monthly housing stipend in lieu of an apartment. Generally, our international temporary healthcare professionals are provided with increased travel reimbursements and assistance with immigration costs in lieu of free or subsidized housing. We currently lease over 3,900 apartments nationwide with a monthly housing expense of over $4 million.

      Housing expenses are typically included in the hourly or weekly fees that we charge to our hospital and healthcare facility clients. Based on the contracted billing rate and gross profit for each hospital or healthcare facility client, we estimate a budget for our housing coordinators to utilize when locating apartments for each assignment. We carefully monitor performance of actual housing costs incurred to the housing costs budgeted for each placement. If housing costs rise in a particular city or region, our housing department tracks these trends and communicates with our regional client service directors to obtain increased billing rates to cover these costs. In the past, we generally have been successful in obtaining rate increases from our hospital and healthcare facility clients to cover the increased housing costs. We also negotiate contracts with national property management and furniture rental companies to leverage our size and obtain more favorable pricing and terms.

     Temporary Healthcare Professional Payroll

      During 2001, approximately 93% of our working temporary healthcare professionals were on our payroll, while approximately 7% were paid directly by the hospital or healthcare facility client. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. To provide convenience and flexibility to our hospital and healthcare facility clients, we accommodate several different payroll cycles, and allow the client to choose the cycle that most closely matches that of their permanent staff. This enables our hospital and healthcare facility clients to integrate management of temporary healthcare professional scheduling and overtime with their permanent staff.

      Consistent accuracy and timeliness of making payroll payments is essential to the retention of our temporary healthcare professionals. Our internal payroll service group currently receives and processes timesheets for over 6,400 temporary healthcare professionals. Payroll is typically processed within 72 hours after the completion of each pay period, heightening the importance of having adequately trained and skilled payroll personnel and appropriate operating and information systems. We process our payroll utilizing a leading national payroll processing service that can accommodate our large quantity of transactions and the many federal, state and local withholding and employer taxing requirements across the United States.

      Our payroll service group offers our temporary healthcare professionals several service benefits, including multi-account direct deposit, automatic 401(k) deductions, dependent care and flexible spending account deductions and housing co-pays when the temporary healthcare professional chooses to upgrade to a private one-bedroom apartment, rather than a free shared two-bedroom apartment.

     Temporary Healthcare Professional Benefits

      In our effort to attract and retain highly qualified traveling professionals, we offer a variety of benefits to our temporary healthcare professionals. These benefits include:

•	Completion Bonuses. Many of our assignments offer special completion bonuses, which we pay in a lump sum once the temporary healthcare professional has completed his or her 13-week assignment. When offered, completion bonuses usually range from $500 to $4,000 for a 13-week assignment and are typically billed as a separate cost to the hospital client, with a small markup to cover employer taxes and overhead.

•	Travel Reimbursement. Temporary healthcare professionals receive travel reimbursement for each assignment. Reimbursements are calculated on a “per mile” basis with a cap on the total, and are often billed as a separate cost to the hospital or healthcare facility client.

•	Referral Bonuses. Through our referral bonus program, a temporary healthcare professional receives a bonus if he or she successfully refers a new temporary healthcare professional.

•	401(k) Plan and Dependent Care and Medical Reimbursement. We offer immediate enrollment in our 401(k) plan, including matching employer contributions after 1,000 hours of continued service. In addition, we provide pre-tax deductions for employee dependent care expenses and a medical spending account.

•	Group Medical, Dental and Life Insurance. We pay 100% of premium expenses for medical, dental and life insurance.

•	Professional Development Center. We are a fully accredited provider of continuing education by the American Nurses Credentialing Center. Through our professional development center, our temporary healthcare professionals receive free continuing education courses and seminars. In addition, they can obtain the information needed to apply for licensure in the state where they will travel.

•	24-Hour Management and Clinical Support. It is our goal to always be available to our temporary healthcare professionals. Professionals with emergencies can be connected 24 hours per day with a clinical liaison, recruitment manager or housing manager to help resolve their problem.

     Hospital Billing

      To accommodate the needs of our hospital clients, we offer two types of billing: payroll contracts and flat rate contracts. During 2001 we have billed approximately 93% of working temporary healthcare professionals based on payroll contracts and approximately 7% based on flat rate contracts.

      Payroll Contracts. Under a payroll contract, the temporary healthcare professional is our employee for payroll and benefits purposes. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly rate which effectively includes reimbursement for recruitment fees, wages and benefits for the temporary healthcare professional, employer taxes, and housing expenses. Overtime, shift differential and holiday hours worked are typically billed at a premium rate. We in turn pay the temporary healthcare professional’s wages, housing and travel costs and benefits. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. Providing these payroll services, which is cash flow intensive, also gives us a competitive edge over smaller staffing firms.

      Flat Rate Contracts. With flat rate billing, the temporary healthcare professional is placed on the hospital or healthcare facility client’s payroll. We bill the hospital a “flat” weekly rate that includes reimbursement for recruitment fees, temporary healthcare professional benefits and typically housing expenses. Generally, if the temporary healthcare professional works overtime, there is not an opportunity for us to receive increased fees under a flat rate contract.

Information Systems

      Our primary management information and communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our staffing offices. Our financial systems are primarily centralized at our corporate headquarters and our operational reporting is standardized at all of our offices. To facilitate payroll for our corporate employees and our temporary healthcare professionals, we utilize a system provided by a national payroll processing service.

      During the past few years, we have developed a proprietary information system called American Mobile Information Exchange, or “AMIE.” AMIE is a Windows-based, interactive system that is an important tool in maximizing our productivity and accommodating our multi-brand recruiting strategy. The system was custom-designed for our business model, including integrated processes for temporary healthcare professional and healthcare facility contract management, matching of temporary healthcare professionals to available assignments, temporary healthcare professional file submissions for placements, quality management tracking, controlling compensation packages and managing healthcare facility contract and billing terms. AMIE provides our staff with fast, detailed information regarding individual temporary healthcare professionals and hospital and healthcare facility clients. AMIE also provides a platform for interacting and transacting with temporary healthcare professionals and hospital and healthcare facility clients via the Internet.

Risk Management

      We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We continually analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us. We have also developed educational materials for distribution to our temporary healthcare professionals that are targeted to address specific work-injury risks. In addition, we have compiled a universal safety manual that every temporary healthcare professional receives each year.

      In addition to our proactive measures, we engage in a peer review process of any incidents involving our temporary healthcare professionals. Upon notification of a temporary healthcare professional’s involvement in an incident that may result in liability for us, a team of registered nurses reviews the temporary healthcare professional’s actions. Our peer review committee makes a prompt determination regarding whether the temporary healthcare professional will continue the assignment and whether we will place the temporary healthcare professional on future assignments.

Competition

      The healthcare staffing industry is highly competitive. We compete with both national firms and local and regional firms. We compete with these firms to attract nurses and other healthcare professionals as temporary healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of customer service and expertise, the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to a temporary healthcare professional while they are on an assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with requisite skills, the quality, scope and price of our services, our recruitment expertise and the geographic reach of our services.

      We believe that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the travel healthcare staffing industry. Continuing nursing shortages and factors driving the demand for nurses over the past several years have made it increasingly difficult for hospitals to meet their staffing needs. More established firms have a critical mass of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services billing, which is cash flow intensive, to healthcare providers. As a result, sizable and established firms such as ours have had a significant advantage over smaller participants.

      Some of our competitors in the temporary healthcare staffing sector include Cross Country, InteliStaf, Medical Staffing Network and RehabCare Group.

Government Regulation

      The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations which are applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk.

      Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently licensed in all eleven states that require such licenses.

      Most of the temporary healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our employees possess all necessary licenses and certifications in all material respects.

      We recruit some temporary healthcare professionals from Canada for placement in the United States. Canadian healthcare professionals can come to the United States on TN Visas under the North American Free Trade Agreement. TN Visas are renewable, one-year temporary work visas, which generally allow immediate entrance into the United States provided the healthcare professional presents at the border proof of waiting employment in the United States and evidence of the necessary healthcare practice licenses.

      With respect to our recruitment of international temporary healthcare professionals through our O’Grady-Peyton International brand, we must comply with certain United States immigration law requirements, including the Illegal Immigration Reform and Immigrant Responsibility Act of 1996. We primarily bring temporary healthcare professionals to the United States as immigrants, or lawful permanent residents (commonly referred to as “green card” holders). We screen foreign temporary healthcare professionals and assist them in preparing for the national nursing examination and subsequently obtaining a U.S. nursing license. We file petitions with the Immigration and Naturalization Service for a temporary healthcare professional to become a permanent resident of the United States or obtain necessary work visas. Generally, such petitions are accompanied by proof that the temporary healthcare professional has either passed the Commission on Graduates of Foreign Nursing Schools Examination or holds a full and unrestricted state license to practice professional nursing as well as a contract between us and the temporary healthcare professional demonstrating that there is a bona fide job offer.

Employees

      As of December 31, 2001, we had 805 full-time corporate employees. We believe that our employee relations are good. The following chart shows our number of full-time corporate employees by department:

Recruitment	224
Regional Directors and Hospital Account Managers	46
Housing, Quality Management and Traveler Services	194
Customer Accounting and Payroll	205
MIS, Support Services, HR, Marketing and Facilities Staff	115
Corporate and Subsidiary Management	21

Total Corporate Employees	805

      During the fourth quarter of 2001, we had over 6,800 temporary healthcare professionals working on assignment.

Item 2.     Properties

      We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We are currently negotiating to buy or lease for approximately ten years a new, 125,000 square foot headquarters building in San Diego, California. We currently lease office space in nine locations, as identified in the chart below:

Location	Square Feet

San Diego, California (corporate headquarters)	95,677
Ft. Lauderdale, Florida	34,631
Louisville, Colorado	19,427
Huntersville, North Carolina	15,600
Savannah, Georgia	5,656
Cape Town (South Africa)	1,399
Birmingham (United Kingdom)	988
Canning Vale (Australia)	958
Phoenix, Arizona	767

Total	175,103

Item 3.     Legal Proceedings

      We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us.

      Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. At this time, we are not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on the New York Stock Exchange under the symbol “AHS” since our initial public offering on November 13, 2001. Prior to that time, there was no public trading market for our common stock. The following table sets forth, for the period indicated, the high and low sales prices reported by the New York Stock Exchange.

	High	Low

Year Ended December 31, 2001
Fourth Quarter (since November 13, 2001)	$27.90	$21.00

      As of March 15, 2002, there were 42,289,770 shares of our common stock issued and outstanding that were held by 3,481 stockholders of record. There were no sales of unregistered securities during the fourth quarter of 2001.

      We have not paid any dividends in the past and currently do not expect to pay cash dividends or make any other distributions in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as our board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants in our revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.     Selected Consolidated Financial and Operating Data

      You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from our audited financial statements that do not appear herein. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Predecessor(1)

	Period From	Period From
	January 1,	December 4,
	Through	Through	Years Ended December 31,
	December 3,	December 31,
	1997	1997(2)	1998	1999	2000	2001

	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$63,570	$5,209	$87,718	$146,514	$230,766	$517,794
Cost of revenue	49,510	4,118	67,244	111,784	170,608	388,284

Gross profit	14,060	1,091	20,474	34,730	60,158	129,510

Expenses:
Selling, general and administrative (excluding non-cash stock-based compensation)	9,560	845	12,804	20,677	30,728	71,483
Non-cash stock-based compensation(3)	—	—	—	—	22,379	31,881
Amortization	—	90	1,163	1,721	2,387	5,562
Depreciation	68	7	171	325	916	2,151
Transaction costs(4)	—	—	—	12,404	1,500	1,955

Total expenses	9,628	942	14,138	35,127	57,910	113,032

Income (loss) from operations	4,432	149	6,336	(397)	2,248	16,478
Interest expense, net	(174)	(183)	(2,476)	(4,030)	(10,006)	(13,933)

Income (loss) before minority interest, income taxes and extraordinary item	4,258	(34)	3,860	(4,427)	(7,758)	2,545
Minority interest in earnings of subsidiary(5)	—	(9)	(657)	(1,325)	—	—
Income tax (expense) benefit	(195)	(9)	(1,571)	872	2,560	(1,476)

Income (loss) before extraordinary item	4,063	(52)	1,632	(4,880)	(5,198)	1,069
Extraordinary loss on extinguishment of debt, net of income tax benefit	—	—	—	(730)	—	(5,455)

Net income (loss)	$4,063	$(52)	$1,632	$(5,610)	$(5,198)	$(4,386)

Net income (loss) per common share:
Basic and diluted	N/A	N/A	$0.09	$(0.26)	$(0.23)	$(0.14)

Weighted average common shares outstanding: Basic and diluted	N/A	N/A	17,751	21,715	22,497	30,641

	Predecessor(1)

	Period From	Period From
	January 1,	December 4,
	Through	Through	Years Ended December 31,
	December 3,	December 31,
	1997	1997(2)	1998	1999	2000	2001

	(dollars and shares in thousands, except per share data)
Other Financial and Operating Data:
Revenue growth	N/A	N/A	N/A	67%	58%	124%

Average temporary healthcare professionals on assignment	1,155	1,194	1,444	2,289	3,166	5,964

Growth in average temporary healthcare professionals on assignment	N/A	N/A	N/A	59%	38%	88%

Capital expenditures	$172	$112	$690	$1,656	$2,358	$4,497

Adjusted EBITDA(6)	$4,500	$246	$7,670	$14,053	$29,430	$58,027

Adjusted EBITDA growth	N/A	N/A	N/A	83%	109%	97%

	As of December 31,

	1997	1998	1999	2000	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$1,124	$888	$503	$546	$31,968
Working capital	9,054	13,159	21,655	44,149	116,478
Total assets	42,229	65,337	79,878	209,410	308,929
Total long-term debt, including current portion	25,151	37,596	74,006	122,889	—
Total stockholders’ equity (deficit)	12,348	19,477	(2,111)	67,070	271,905

(1)	We were incorporated on November 10, 1997. We had no operations until we acquired AMN Healthcare, Inc. on December 4, 1997. Therefore, the statement of operations data for the period January 1, 1997 through December 3, 1997 reflect the activity of AMN Healthcare, Inc. only. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4.”

(2)	Reflects our statement of operations data from December 4, 1997 through December 31, 1997. We were incorporated on November 10, 1997, but had no operations until we acquired AMN Healthcare, Inc. on December 4, 1997. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4.”

(3)	Non-cash stock-based compensation represents compensation expense related to our stock option plans to reflect the difference between the fair market value and the exercise price of stock options previously issued to our officers. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9.”

(4)	Transaction costs represent costs incurred in connection with our 1999 recapitalization, our acquisition of Preferred Healthcare Staffing in 2000, and our initial public offering in 2001.

(5)	On October 18, 1999, the minority stockholder of one of our subsidiaries exchanged his shares of the subsidiary for our shares. As a result, no minority interest is reflected after that date.

(6)	Adjusted EBITDA represents income (loss) from operations plus depreciation, amortization, transaction costs and non-cash stock-based compensation expense. Adjusted EBITDA is presented because we believe that it is a widely accepted financial indicator used by certain investors and securities analysts to analyze and compare companies on the basis of operating performance. Adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States of America. Adjusted EBITDA, as we define it, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “— Special Note Regarding Forward-Looking Statements.”

Overview

      We are a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services, one of the fastest growing segments of the temporary healthcare staffing industry. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” and place them on temporary assignments, typically for 13 weeks away from their permanent homes, at hospitals and healthcare facilities throughout the United States.

      We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Although the temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us, we are able to generate greater profits by providing these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During 2001, approximately 93% of our contracts with our hospital and healthcare facility clients have been payroll contracts.

      Since 1998 we have completed four strategic acquisitions. We acquired Medical Express, Inc. in November 1998, which strengthened our presence in the Pacific Northwest and Mountain states. During 2000, we completed the acquisitions of Nurses RX, Inc. in June, and Preferred Healthcare Staffing, Inc. in November, which strengthened our presence in the Eastern and Southern regions of the United States. We completed our fourth acquisition in May 2001, acquiring O’Grady-Peyton International (USA), Inc., the leading recruiter of registered nurses from English-speaking foreign countries for placement in the United States. Each of these acquisitions has been accounted for by the purchase method of accounting. Therefore, the operating results of the acquired entities are included in our results of operations commencing on the date of acquisition of each entity. As a result, our results of operations following each acquisition may not be comparable with our prior results.

      At the completion of our initial public offering in November 2001, options to purchase 5,182,000 shares of our common stock that we granted to members of our management became immediately vested. These options had an average exercise price $12.45 below the initial public offering price of $17.00 per share. As a result, we recorded approximately $18.8 million of non-cash stock-based compensation expense in the fourth quarter of 2001, of which $18.7 million was related to these options. In addition, we also recorded $13.1 million of non-cash stock-based compensation expense in the first three quarters of 2001 and $22.4 million for 2000. We also retired all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering. The retirement of debt resulted in an extraordinary charge against earnings of approximately $5.5 million, net of income tax benefits, related to the write-off of the unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees resulting from the early extinguishment of our existing indebtedness, and a prepayment premium resulting from the early extinguishment of the senior subordinated notes.

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Years Ended December 31,

	1999	2000	2001

Consolidated Statement of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	76.3	73.9	75.0

Gross profit	23.7	26.1	25.0
Selling, general and administrative (excluding non-cash stock-based compensation)	14.1	13.3	13.8
Non-cash stock-based compensation	—	9.7	6.2
Amortization and depreciation expense	1.4	1.4	1.5
Transaction costs	8.5	0.7	0.4

Income (loss) from operations	(0.3)	1.0	3.1
Interest expense, net	2.7	4.4	2.7

Income (loss) before minority interest, income taxes and extraordinary item	(3.0)	(3.4)	0.4
Minority interest in earnings of subsidiary	(0.9)	—	—
Income tax (expense) benefit	0.6	1.1	(0.2)
Extraordinary loss on extinguishment of debt, net of income tax benefit	(0.5)	—	(1.0)

Net loss	(3.8)%	(2.3)%	(0.8)%

     Comparison of Results for the Year Ended December 31, 2000 to the Year Ended December 31, 2001

      Revenue. Revenue increased 124%, from $230.8 million for 2000 to $517.8 million for 2001. Of the $287.0 million increase, approximately $160.6 million was attributable to expansion of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 70%. The total number of temporary healthcare professionals on assignment in our existing brands grew 40% and contributed approximately $92.8 million to the increase. Enhancements in contract terms included increases in hourly rates charged to hospital and healthcare facility clients that accounted for approximately $38.5 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts that accounted for approximately $29.3 million of this increase. The remainder of the increase, $126.4 million, was attributable to the acquisitions of NursesRx in June 2000, Preferred Healthcare Staffing in November 2000 and O’Grady-Peyton International in May 2001.

      Cost of Revenue. Cost of revenue increased 128%, from $170.6 million for 2000 to $388.3 million for 2001. Of the $217.7 million increase, approximately $122.6 million was attributable to the organic growth of our existing brands, and approximately $95.1 million was attributable to the acquisitions of NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International.

      Gross Profit. Gross profit increased 115%, from $60.2 million for 2000 to $129.5 million for 2001, representing gross margins of 26.1% and 25.0%, respectively. The decrease in the gross margin was primarily attributable to a larger pass-through of price increases in the form of benefits to our temporary healthcare professionals as compared to 2000 and the shift in the mix of temporary healthcare professionals from flat rate contracts to payroll contracts.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 133%, from $30.7 million for 2000 to $71.5 million for 2001. Of the $40.8 million increase, approximately $18.4 million was attributable to the acquisitions of NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International. The remaining increase of $22.4 million was primarily attributable to increases in nurse professional development, information systems development, marketing, recruiting, and administrative and office expenses in support of the recent and anticipated growth in temporary healthcare professionals under contract.

      Non-Cash Stock-Based Compensation. We recorded non-cash compensation charges of $22.4 million in 2000 and $31.9 million in 2001 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options.

      Amortization and Depreciation Expense. Amortization expense increased from $2.4 million for 2000 to $5.6 million for 2001. This increase was attributable to the additional goodwill associated with the acquisitions of NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International. Depreciation expense increased from $0.9 million for 2000 to $2.2 million for 2001. This increase was primarily attributable to the acquisitions of NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International and the purchase of furniture and equipment to support our recent and anticipated growth.

      Transaction Costs. Transaction costs of $2.0 million for 2001 relate to the termination of an advisory agreement in conjunction with our initial public offering. Transaction costs of $1.5 million for 2000 relate to the non-capitalized costs incurred in connection with the acquisition of Preferred Healthcare Staffing.

      Interest Expense, Net. Interest expense, net increased from $10.0 million for 2000 to $13.9 million for 2001. Of the $3.9 million increase, approximately $3.7 million was attributable to additional borrowings incurred in conjunction with the acquisitions of NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International. The remaining increase was primarily due to the new accounting treatment for derivative instruments under SFAS No. 133. Beginning January 1, 2001, SFAS No. 133, as amended, required us to recognize the changes to the fair value of our derivative hedging instruments as a component of interest expense.

      Income Tax (Expense) Benefit. The provision for income tax for 2000 was a benefit of $2.6 million as compared to income tax expense of $1.5 million for 2001, reflecting effective income tax rates of a 33% benefit and 58% expense for these periods, respectively. The differences between these effective tax rates and our expected effective tax rate of 41% are primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income created by the non-cash stock-based compensation charge.

      Extraordinary Loss On Extinguishment of Debt, Net of Income Tax Benefit. The $5.5 million extraordinary loss on extinguishment of debt for 2001 was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering. This charge was related to the write-off of unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees resulting from the early extinguishment of our existing indebtedness, and a prepayment premium resulting from the early extinguishment of the senior subordinated notes.

     Comparison of Results for the Year Ended December 31, 1999 to the Year Ended December 31, 2000

      Revenue. Revenue increased 58%, from $146.5 million in 1999 to $230.8 million for 2000. Of the $84.3 million increase, approximately $63.0 million was attributable to expansion of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 43%. The total number of temporary healthcare professionals on assignment in our existing brands grew 27% and contributed approximately $39.1 million of the increase. Enhancements in contract terms included increases in hourly rates charged to our hospital and healthcare facility clients that accounted for approximately $17.2 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts that accounted for approximately $6.7 million of this increase. The remainder of the increase in revenue, $21.3 million, was attributable to the acquisitions of NursesRx in June 2000 and Preferred Healthcare Staffing in November 2000.

      Cost of Revenue. Cost of revenue increased 53%, from $111.8 million for 1999 to $170.6 million for 2000. Of the $58.8 million increase, approximately $43.2 million was primarily attributable to the organic growth of our existing brands and approximately $15.6 million was attributable to the acquisitions of NursesRx and Preferred Healthcare Staffing.

      Gross Profit. Gross profit increased 73%, from $34.7 million for 1999 to $60.2 million for 2000, representing gross margins of 23.7% and 26.1%, respectively. The increase in gross margin was primarily attributable to increases in hourly rates charged to our hospital and healthcare facility clients and to the acquisition of NursesRx, which historically had higher gross margins than us.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 49%, from $20.7 million for 1999 to $30.7 million for 2000. Of the $10.0 million increase in selling, general and administrative expenses, approximately $3.6 million was attributable to the acquisitions of NursesRx and Preferred Healthcare Staffing. The remaining increase, $6.4 million, was primarily attributable to increases in marketing, recruiting, office and administrative expenses and development and implementation of information systems to support the growth in temporary healthcare professionals under contract.

      Non-Cash Stock-Based Compensation. We recorded non-cash compensation charges of $22.4 million in 2000 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. No charge was recorded in 1999.

      Amortization and Depreciation Expense. Amortization expense increased from $1.7 million for 1999 to $2.4 million for 2000. This increase was attributable to the additional goodwill associated with the acquisitions of NursesRx and Preferred Healthcare Staffing. Depreciation expense increased from $0.3 million for 1999 to $0.9 million for 2000. This increase was attributable to the acquisitions of NursesRx and Preferred Healthcare Staffing, the purchase of furniture and equipment and the depreciation of internally developed computer software.

      Transaction Costs. Transaction costs of $1.5 million for 2000 relate to the non-capitalized costs incurred in connection with the acquisition of Preferred Healthcare Staffing. Transaction costs of $12.4 million for 1999 relate to costs incurred in connection with our recapitalization in November 1999.

      Interest Expense, Net. Interest expense, net increased from $4.0 million for 1999 to $10.0 million for 2000. The $6.0 million increase was primarily attributable to additional borrowings incurred in connection with our recapitalization in November 1999 and with the acquisitions of NursesRx and Preferred Healthcare Staffing in 2000.

      Minority Interest in Earnings of Subsidiary. An officer of ours owned a minority interest in AMN Healthcare, Inc., our primary operating subsidiary, until October 1999. Just prior to our November 1999 recapitalization, this stockholder exchanged his shares of our subsidiary for shares of our common stock, eliminating this minority ownership interest. The $1.3 million in minority interest in earnings of our subsidiary for 1999 represents this minority interest in the earnings of AMN Healthcare, Inc. for the period January 1, 1999 through October 18, 1999.

      Income Tax (Expense) Benefit. The income tax benefit for 1999 was $1.3 million, including the tax benefit of the extraordinary loss on early extinguishment of debt, as compared to a benefit of $2.6 million for 2000, reflecting effective income tax benefit rates of 18.8% and 33.0% for these periods, respectively. The differences between these effective tax rates and our expected effective rate of 41.0% is primarily attributable to the effect of the minority interest in 1999 and the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income resulting from the non-cash stock-based compensation charge in 2000.

      Extraordinary Loss On Extinguishment of Debt, Net of Income Tax Benefit. The $0.7 million extraordinary loss on extinguishment of debt for 1999 was attributable to the write-off of deferred financing costs associated with our November 1999 recapitalization.

Liquidity and Capital Resources

      Historically, our primary liquidity requirements have been for debt service under our credit facility, acquisitions and working capital requirements. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At December 31, 2001, we had no debt outstanding under our revolving credit facility. Upon the completion of our initial public offering in November 2001, we amended and restated our credit agreement in order to eliminate all of our term loans and to provide for a secured revolving credit facility of up to $50.0 million in borrowing capacity. The revolving credit facility has a maturity date of November 16, 2004 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital and general corporate purposes, subject to various limitations.

      We have relatively low capital investment requirements. Capital expenditures were $1.7 million, $2.4 million and $4.5 million in 1999, 2000 and 2001, respectively. In 2001, our primary capital expenditures were $2.2 million for purchased and internally developed software and $2.3 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements to be similar in the future, other than costs related to our new corporate headquarters including leasehold improvements, furniture and equipment. See “Item 2. Properties.”

      Our business acquisition expenditures were $91.8 million in 2000 and $13.0 million in 2001. We had no business acquisition expenditures during 1999. During 2000, we completed the acquisitions of NursesRx and Preferred Healthcare Staffing and in May 2001, we acquired O’Grady-Peyton International. These acquisitions were financed through a combination of bank debt and equity investments. In connection with our acquisition of NursesRx, we are obligated to make a $3.0 million payment to the former shareholders, $1.0 million of which was paid on June 30, 2001 and the remainder of which is to be paid in two equal installments of $1.0 million on June 28, 2002 and June 30, 2003. In connection with our acquisition of O’Grady-Peyton International, we are obligated to pay to the former shareholders of O’Grady-Peyton International an aggregate amount of up to $5.3 million in May 2002 based on O’Grady-Peyton International’s revenue and earnings. There is also additional contingent consideration of up to $2.4 million subject to collection of an outstanding receivable from a customer. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

      Our principal working capital need is for accounts receivable, which has increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations for 2001 was $1.7 million, resulting primarily from cash earnings generated by us offset by the growth in working capital.

      We believe that cash generated from operations, the remaining net proceeds from our initial public offering and borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

      At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10.”

Critical Accounting Principles and Estimates

      In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We have recorded goodwill and intangibles resulting from our acquisitions completed in the past four years. Through December 31, 2001, goodwill and intangibles have been amortized on a straight-line basis over their respective lives of 25 years and 4 years, respectively. Upon the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing goodwill and will perform an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

•	We maintain an accrual for our health and workers compensation self-insurance, which is classified in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and investigations by governmental agencies regarding our employment practices. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such assessments against the Company, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Potential Fluctuations in Quarterly Results and Seasonality

      Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of temporary healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population, such as Florida and Arizona, during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

      Historically the number of temporary healthcare professionals on assignment has increased during January through March followed by declines or minimal growth during April through August. During September through November, our temporary healthcare professional count has historically increased, followed by a decline in December. Seasonality of revenue and earnings is expected to continue. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Inflation

      Although inflation has abated during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. Our contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices allowing us to pass on inflation costs to our clients. Historically, these increases have generally offset the increases in costs incurred by us.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative’s gains and losses to offset related results of the hedged item in the income statement and require that the company must formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. We implemented this pronouncement in January 2001. At December 31, 2001 we did not hold any derivative instruments.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      SFAS No. 141 requires that we evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. We are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      As of the date of adoption of FAS No. 142, January 1, 2002, we had unamortized goodwill in the amount of $127.8 million and unamortized identifiable intangible assets in the amount of $871,000, all of which are subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $2.3 million and $5.3 million for the year ended December 31, 2000 and the year ended December 31, 2001, respectively. We adopted SFAS No. 142 as of January 1, 2002 and determined that we will not recognize any transitional impairment losses in 2002. We have also reevaluated the classifications of our existing intangible assets and goodwill in accordance with SFAS No. 141 and have determined that the current classifications conform with the criteria in SFAS No. 141.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Form S-1 filed with the Securities and Exchange Commission on November 12, 2001 (File No. 333-65168). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us,” and “our” refer to AMN Healthcare Services, and its subsidiaries.

Risk Factors

      You should read the following risk factors carefully in connection with evaluating us and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our company, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Certain statements in “Risk Factors” constitute “forward-looking statements.” Our actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. See “— Special Note Regarding Forward–Looking Statements.”

If we are unable to attract qualified nurses and other allied healthcare professionals for our healthcare staffing business at reasonable costs, it could increase our operating costs and negatively impact our business.

      We rely significantly on our ability to attract and retain nurses and other allied healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. We cannot assure you that we will be successful in any of these areas. The cost of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and temporary healthcare professionals.

      The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors in the temporary nurse staffing sector include Cross Country, InteliStaf, Medical Staffing Network and RehabCare Group. Some of these companies may have greater marketing and financial resources than us. We believe that the primary competitive factors in obtaining and retaining hospital and healthcare facility clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring employees’ job performance. We compete for temporary healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

Our business depends upon our ability to secure and fill new orders from our hospital and healthcare facility clients because we do not have long-term agreements or exclusive contracts with them.

      We do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business is dependent upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

Fluctuations in patient occupancy at the hospital and healthcare facilities of our clients may adversely affect the demand for our services and therefore the profitability of our business.

      Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our hospital and healthcare clients’ facilities. When occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, hospital and healthcare facility clients typically will reduce their use of temporary employees before undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn. Occupancy at our healthcare clients’ facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy at any particular time and its effect on our revenues and earnings.

Healthcare reform could negatively impact our business opportunities, revenues and margins.

      The U.S. government has undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could have a material adverse effect on our business.

      State governments have also attempted to control the growth of healthcare costs. For example, the state of Massachusetts implemented a regulation that limits the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses aides. While the current regulation does not apply to us, if similar regulations were to be applied to longer term contracts in states in which we operate, our revenues and margins could decrease.

      Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

      The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

      Our business is generally not subject to the extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs. However, these laws and regulations could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

Significant legal actions could subject us to substantial liabilities.

      In recent years, our hospital and healthcare facility clients have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Because our temporary healthcare professionals provide medical care, claims may be brought against our temporary healthcare professionals and us relating to the quality of medical care provided by our temporary healthcare professionals while on assignment at our hospital and healthcare facility clients. We and our temporary healthcare professionals are at times named in these lawsuits regardless of our contractual obligations or the standard of care provided by our temporary healthcare professionals. In some instances, we are required to indemnify hospital and healthcare facility clients contractually against some or all of these potential legal actions. Also, because most of our temporary healthcare professionals are our employees, we may be subject to various employment claims and contractual disputes regarding the terms of a temporary healthcare professional’s employment. We maintain a policy of $10 million for employment practices coverage with an additional excess coverage of $10 million. We also have two layers of professional and general liability coverage. The professional and general liability coverage consists of primary coverage with limits of $1 million per occurrence and $3 million in the aggregate and an umbrella policy with limits of $20 million. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. Also, we may not be able to pass on all or any portion of increased insurance costs to our hospital and healthcare facility clients. If we are unable to maintain adequate insurance coverage or if any claims are not covered by insurance, we may be exposed to substantial liabilities.

We may be legally liable for damages resulting from our hospital and healthcare facility clients’ mistreatment of our traveling healthcare personnel.

      Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified individuals in the future.

We may not be able to successfully complete the integration of our recent acquisitions.

      We recently acquired two companies in the temporary healthcare staffing industry: Preferred Healthcare Staffing and O’Grady-Peyton International. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner. In addition, through our most recent acquisition, O’Grady-Peyton International, we are now involved in new international temporary healthcare professional recruitment markets where we have limited or no experience. Our failure to effectively integrate either of these businesses could have an adverse effect on our financial condition and results of operations.

Difficulties in maintaining our management information and communications systems may result in increased costs that reduce our profitability.

      Our ability to deliver our staffing services to our hospital and healthcare facility clients and manage our internal systems depends to a large extent upon the performance of our management information and communications systems. If these systems do not adequately support our operations, or if we are required to incur significant additional costs to maintain or expand these systems, our business and financial results could be materially adversely affected.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales personnel.

      Our success is dependent upon the performance of our sales personnel, especially regional client service directors, hospital account managers and recruiters. The number of individuals who meet our qualifications for these positions is limited and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of these individuals. Competition for qualified sales personnel in the line of business in which we operate is strong and there is a risk that we may not be able to retain our sales personnel after we have expended the time and expense to recruit and train them.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

      We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team, led by Steven Francis, Susan Nowakowski and Donald Myll. Other than Steven Francis, none of our senior management team has an employment contract with us. If Steven Francis or other members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

Our existing majority stockholder controls us.

      HWH Capital Partners, L.P. and some of its affiliates, whom we refer to collectively as the “HWP stockholders,” own approximately 62.5% of the outstanding shares of our common stock. As a result, the HWP stockholders are able to control us and direct our affairs, including the election of directors and approval of significant corporate transactions. This concentration of ownership also may delay, defer or even prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our other stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

      As of December 31, 2001, we had $127.8 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2001, goodwill represented 41% of our total assets.

      Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 25 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142. Although it does not affect our cash flow, amortization of goodwill or an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record an impairment charge relating to goodwill, our stock price could be adversely affected.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk has been interest rate risk associated with our debt instruments. In instances where we have had variable (floating) rate debt, we attempted to minimize our interest rate risk by entering into interest rate swap or cap instruments. Our corporate policy is to enter into derivative instruments only if the purpose of such instruments is to hedge a known underlying risk.

      A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $46,000 for 1999, $73,000 for 2000 and $58,000 for 2001, respectively. At December 31, 2001, we had no outstanding debt. A 1% change in the interest rates on short-term investments would have resulted in interest income fluctuating by approximately $50,000 for 2001.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

      We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries, (the Company), as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California

February 12, 2002

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 31,
	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$546	$15,654
Short-term held-to-maturity investments	—	16,314
Accounts receivable, net	63,401	105,416
Income taxes receivable	—	4,803
Prepaid expenses	2,973	7,810
Other current assets	1,839	1,943

Total current assets	68,759	151,940
Fixed assets, net	5,006	7,713
Deferred income taxes, net	10,565	19,406
Deposits	102	617
Goodwill, net	118,423	127,752
Other intangibles, net	6,555	1,501

Total assets	$209,410	$308,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$556	$1,643
Accounts payable and accrued expenses	2,431	5,625
Accrued compensation and benefits	11,017	23,965
Income taxes payable	1,745	—
Due to former shareholder	342	—
Current portion of notes payable	7,500	—
Other current liabilities	1,019	4,229

Total current liabilities	24,610	35,462
Notes payable, less current portion	115,389	—
Other long-term liabilities	2,341	1,562

Total liabilities	142,340	37,024

Stockholders’ equity:
Common stock, $.01 par value; 200,000 shares authorized; 28,835 and 42,290 shares issued and outstanding at December 31, 2000 and 2001, respectively	288	423
Additional paid-in capital	136,735	345,821
Accumulated deficit	(69,953)	(74,339)

Total stockholders’ equity	67,070	271,905

Commitments and contingencies
Total liabilities and stockholders’ equity	$209,410	$308,929

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,

	1999	2000	2001

Revenue	$146,514	$230,766	$517,794
Cost of revenue	111,784	170,608	388,284

Gross profit	34,730	60,158	129,510

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	20,677	30,728	71,483
Non-cash stock-based compensation	—	22,379	31,881
Amortization	1,721	2,387	5,562
Depreciation	325	916	2,151
Transaction costs	12,404	1,500	1,955

Total expenses	35,127	57,910	113,032

Income (loss) from operations	(397)	2,248	16,478
Interest expense, net	4,030	10,006	13,933

Income (loss) before minority interest, income taxes, and extraordinary item	(4,427)	(7,758)	2,545
Minority interest in earnings of subsidiary	(1,325)	—	—
Income tax (expense) benefit	872	2,560	(1,476)

Income (loss) before extraordinary item	(4,880)	(5,198)	1,069
Extraordinary loss on extinguishment of debt, net of income tax benefit of $427, $0 and $2,810, respectively	(730)	—	(5,455)

Net loss	$(5,610)	$(5,198)	$(4,386)

Basic and diluted net loss per common share:
Income (loss) before extraordinary item	$(0.23)	$(0.23)	$0.04
Extraordinary loss	(0.03)	—	(0.18)

Basic and diluted net loss per common share	$(0.26)	$(0.23)	$(0.14)

Weighted average common shares outstanding —
Basic and diluted	21,715	22,497	30,641

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 1999, 2000 and 2001
(in thousands)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
			Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 1998	21,451	$214	$17,684	$1,579	$—	$19,477
Repurchase of common stock	(21,187)	(212)	(19,143)	(62,915)	—	(82,270)
Issuance of common stock in exchange for minority interest	4,464	45	1,537	2,191	—	3,773
Issuance of common stock	15,647	157	59,362	—	—	59,519
Issuance of warrants	—	—	3,000	—	—	3,000
Net loss	—	—	—	(5,610)	—	(5,610)

Balance, December 31, 1999	20,375	204	62,440	(64,755)	—	(2,111)
Issuance of common stock	8,460	84	51,916	—	—	52,000
Stock-based compensation	—	—	22,379	—	—	22,379
Net loss	—	—	—	(5,198)	—	(5,198)

Balance, December 31, 2000	28,835	288	136,735	(69,953)	—	67,070
Stock-based compensation	—	—	31,881	—	—	31,881
Issuance of common stock for cash, net of issuance costs	11,500	115	177,225	—	—	177,340
Cashless exercise of warrants	1,955	20	(20)	—	—	—
Comprehensive income (loss):
SFAS No. 133 (derivatives) transition adjustment	—	—	—	—	(589)	(589)
Amortization of SFAS No. 133 transition adjustment	—	—	—	—	123	123
Realized loss for termination of derivative instruments	—	—	—	—	466	466
Net loss	—	—	—	(4,386)	—	(4,386)

Total comprehensive loss						(4,386)

Balance, December 31, 2001	42,290	$423	$345,821	$(74,339)	$—	$271,905

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(5,610)	$(5,198)	$(4,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,046	3,303	7,713
Minority interest in earnings of subsidiary	1,325	—	—
Extraordinary loss on extinguishment of debt	1,157	—	6,996
Provision for bad debts	260	435	2,906
Noncash interest expense	633	4,188	4,381
Deferred income taxes	(1,196)	(9,727)	(8,649)
Stock-based compensation	—	22,379	31,881
Loss (gain) on disposal or sale of fixed assets	1	17	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,847)	(23,572)	(39,482)
Income taxes receivable and other current assets	(2,976)	1,921	(4,668)
Deposits	(36)	(63)	(515)
Accounts payable and accrued expenses	(232)	68	2,652
Accrued compensation and benefits	1,195	3,772	11,700
Income taxes payable	—	1,745	(7,548)
Due to former shareholder	1,676	(1,334)	(342)
Other liabilities	42	480	(958)

Net cash provided by (used in) operating activities	(9,562)	(1,586)	1,679

Cash flows from investing activities:
Purchase of short-term held-to-maturity investments	—	—	(16,314)
Purchase of fixed assets	(1,656)	(2,350)	(4,497)
Acquisitions, including acquisition costs	—	(91,793)	(12,971)

Net cash used in investing activities	(1,656)	(94,143)	(33,782)

Cash flows from financing activities:
Capital lease repayments	—	(18)	(94)
Proceeds from issuance of notes payable	76,675	48,180	18,000
Payment of financing costs	(5,338)	(1,405)	(1,261)
Payments on notes payable	(37,596)	(2,500)	(147,861)
Repurchase of common stock	(82,270)	—	—
Proceeds from issuance of common stock, net of issuance costs	59,519	52,000	177,340
Change in bank overdraft, net of effects of acquisitions	(157)	(485)	1,087

Net cash provided by financing activities	10,833	95,772	47,211

Net increase (decrease) in cash and cash equivalents	(385)	43	15,108
Cash and cash equivalents at beginning of year	888	503	546

Cash and cash equivalents at end of year	$503	$546	$15,654

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $36, $58, $69 capitalized in 1999, 2000 and 2001, respectively)	$3,269	$5,853	$10,149

Cash paid for income taxes	$2,723	$4,640	$14,054

Supplemental disclosures of noncash investing and financing activities:
Common stock issued in exchange for minority interest	$3,773	$—	$—

Accrued interest on notes payable converted to notes payable	$273	$2,544	$2,116

Fixed assets obtained through capital leases	$—	$109	$142

Fair value of assets acquired in acquisitions, net of cash received	$—	$16,644	$6,120
Goodwill	—	81,315	14,579
Noncompete covenants	—	1,036	200
Liabilities assumed	—	(4,693)	(4,787)
Earnout provision accrual	—	—	(3,141)
Present value of deferred purchase payments	—	(2,509)	—

Net cash paid for acquisitions	$—	$91,793	$12,971

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 2000, and 2001

(1) Summary of Significant Accounting Policies

     (a) General

      On April 19, 2001, AMN Holdings, Inc. changed its name to AMN Healthcare Services, Inc. (Services). Services was incorporated in Delaware on November 10, 1997. On December 4, 1997, Services acquired 80% of the outstanding common stock of AMN Healthcare, Inc. (AMN). On November 18, 1998, AMN purchased 100% of Medical Express, Inc. (MedEx). Pursuant to a share exchange completed on October 18, 1999, AMN became a wholly owned subsidiary of Services. On June 28, 2000, AMN purchased 100% of Nurses RX, Inc. (NRx). On November 28, 2000, AMN purchased 100% of Preferred Healthcare Staffing, Inc. (PHS). On May 1, 2001, AMN purchased 100% of O’Grady-Peyton International (USA), Inc. (OGP). On July 1, 2001, MedEx and PHS were collapsed into AMN. Also on July 1, 2001, NRx changed its name to Worldview Healthcare, Inc. (Worldview). Services, AMN, Worldview and OGP collectively are referred to herein as the Company. The Company recruits nurses and allied health professionals and places them on temporary assignments at hospitals and other healthcare facilities throughout the United States.

     (b) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Services, AMN, Worldview and OGP. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Minority Interest

      On October 18, 1999, the minority stockholder of AMN exchanged its shares of AMN for shares of Services resulting in the elimination of the minority interest in AMN and the consolidation of all of the AMN shareholder interests in the Services shareholder group. Services’ only asset was its investment in AMN, and no other assets or consideration was exchanged in this transaction. The relative ownership interests in Services and AMN before and after this event remained the same. Following this exchange, AMN became a wholly owned subsidiary. The exchange of shares was accounted for at historical cost and purchase accounting was not applied. The assets, liabilities and earnings of AMN and its subsidiary, MedEx, are consolidated in the accompanying financial statements, and the ownership interests of the minority stockholder of AMN is reported as minority interest through October 18, 1999.

     (d) Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2000 and 2001, the Company had $434,000 and $6,785,000 respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

     (e) Short-Term Held-to-Maturity Investments

      The Company invests in highly liquid instruments with strong credit ratings. Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. All short-term investments are classified as held-to-maturity because the Company has the ability and intent to hold the securities until maturity. Held-to-maturity securities are stated at amortized cost. Premiums and discounts are amortized or accreted over the life of the related held to maturity investment as adjustments to yield using the effective interest rate method.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (f) Fixed Assets

      Furniture, equipment, leasehold improvements and software are stated at cost. Equipment acquired under capital leases are stated at the present value of the future minimum lease payments. Additions and improvements are capitalized and maintenance and repairs are expensed when incurred. Depreciation on furniture, equipment and software is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). Leasehold improvements and equipment obtained under capital leases are amortized over the shorter of the term of the lease or the useful life. Amortization of equipment obtained under capital leases is included in depreciation in the accompanying consolidated financial statements.

     (g) Goodwill

      The excess of purchase price over the fair value of the net assets of entities acquired is recorded as goodwill and amortized on a straight-line basis over the estimated period of future benefit of 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets and ceased amortization of goodwill (see Note 1(t)).

     (h) Other Intangibles

      Other intangibles consist of debt issuance costs related to notes payable and the Company’s credit facility, and to non-compete covenants. Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the respective term of the notes and credit facility. Non-compete covenants were recorded as a result of acquisitions and are amortized over the life of the related agreements.

     (i) Concentration of Credit Risk

      The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition and collateral is generally not required. Credit losses have been within management’s expectations.

     (j) Revenue Recognition

      Revenue is recognized in the period in which services are provided. Provisions for discounts to customers and other adjustments are provided for in the period the related revenue is recorded.

     (k) Advertising Expenses

      Advertising costs are expensed as incurred.

     (l) Income Taxes

      The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (m) Impairment of Long-Lived Assets

      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (n) Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, short-term held-to-maturity investments, accounts receivable, income taxes receivable, other current assets, deposits, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits and other current liabilities approximates their respective fair values due to the short-term nature and liquidity of these financial instruments.

     (o) Common Stock Split

      On November 19, 1999, the Company effected a 200-for-1 stock split of its common stock. On October 18, 2001, the Company effected a 43.10849-for-1 stock split of its common stock. All references in the consolidated financial statements to number of shares outstanding, price per share and per share amounts related to Services have been retroactively restated to reflect the stock splits for all periods presented.

     (p) Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 to account for its stock option plans. Under this method, compensation expense for fixed plans is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is recorded at the end of each reporting period until the related performance criteria is met in accordance with FIN No. 28, and is measured based on the excess of the then current market price of the underlying stock over the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     (q) Net Loss per Common Share

      Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities (common stock options and warrants).

      Options to purchase 5,182,000 and 5,815,000 shares of common stock at December 31, 2000 and 2001, respectively, and warrants to purchase 2,518,000 shares of common stock at December 31, 1999 and 2000 and during the year ended December 31, 2001 were not included in the calculation of diluted net loss per common share because the effect of these instruments was anti-dilutive. There were no outstanding warrants at December 31, 2001.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (r) Other Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. The Company’s net loss is the same as total comprehensive loss for the years ended December 31, 1999, 2000 and 2001.

     (s) Derivative Instruments

      The Company adopted Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. These instruments include interest swap and cap agreements. The Company does not hold or issue derivative financial instruments for trading purposes. Prior to the adoption of SFAS 133, net gains or losses were recorded monthly on the date earned and were included in interest expense in the consolidated statements of operations. As the Company did not meet the extensive documentation and administration requirements of SFAS 133, the Company determined it did not qualify for hedge accounting treatment on its existing derivatives.

      Although the Company’s interest rate swap and cap agreements were designated as cash flow hedges, the Company did not apply hedge accounting treatment. As SFAS 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, the Company accounted for all of its interest rate swap and cap agreements in this manner. Upon adoption of SFAS 133 on January 1, 2001, the Company recorded a transition adjustment in the amount of $589,000 to accumulated other comprehensive loss per SFAS 133 transition guidelines, and began amortizing the transition adjustment to interest expense over the term of the related agreements of four years. Of the $589,000 transition adjustment, $123,000 was amortized to interest expense during fiscal 2001.

      In November 2001, the Company paid $896,000 to terminate all derivative instrument agreements. The unamortized value of the transition adjustment at the time the derivative instrument agreements were terminated of $466,000 was reclassified from other comprehensive loss to interest expense. The Company recorded a net gain of $140,000, through interest expense, on the change in fair value of its interest rate swap and cap contracts during the year ended December 31, 2001.

     (t) New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

      The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and performed the two-step transitional impairment test. SFAS No. 142 requires the impairment test be applied to the relevant “reporting unit” which may differ from the specific entities acquired from which the goodwill arose. Due to the integrated nature of the Company’s operations and lack of differing economic characteristics between the Company’s subsidiaries, the entire Company was determined to be one single reporting unit. Under the provisions of SFAS No. 142, the

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company performed the transitional goodwill impairment assessment which resulted in no impairment to the carrying value of goodwill as of January 1, 2002.

     (u) Segment Information

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. This statement allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of this statement. For all periods presented, the Company believes it operated in a single segment, temporary healthcare staffing.

     (v) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (w) Reclassifications

      Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

(2) Common Stock Offering

      In November 2001, the Company issued 11,500,000 shares of its common stock (common stock offering) in an initial public offering and raised proceeds of $177,340,000, net of issuance costs. In connection with the common stock offering, the underwriters exercised their over-allotment option representing 1,500,000 shares of the issued common stock. The Company used the net proceeds from the common stock offering for general corporate purposes and included the repayment of indebtedness of $145,182,000 in November 2001 (see Note 7).

(3) Leveraged Recapitalization

      On November 19, 1999, Services consummated a leveraged recapitalization (the 1999 Recapitalization) pursuant to which the Company’s outstanding debt and capital stock were restructured. As part of the 1999 Recapitalization, the Company obtained $70.0 million in new and senior debt financing and $20.0 million in new debt financing through the issuance of senior subordinated notes. The Company also sold 15,647,000 shares to AMN Acquisition Corp. (Acquisition), a newly-formed entity created by the new majority stockholder to effect the 1999 Recapitalization, for cash consideration of $59.5 million. Acquisition acquired an additional 3,413,000 shares directly from existing shareholders for cash consideration of $13.0 million. After the reorganization, Acquisition held 19,060,000 shares of Services, representing a 93.5% ownership interest. Existing stockholders retained shares representing the remaining 6.5% ownership interest in Services. Proceeds from the equity and debt financing were used to retire existing debt, repurchase stock of existing stockholders and pay fees and expenses incurred in connection with the recapitalization. These transactions were recognized as capital and debt transactions with no change to recorded amounts for existing assets and liabilities. On March 29, 2001, AMN Acquisition Corp. was merged into AMN Healthcare Services, Inc.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the 1999 Recapitalization, the Company incurred the following charges which are included in the 1999 results of operations: (i) an extraordinary loss of $730,000 (net of tax benefit of $427,000) from the retirement of debt outstanding prior to the 1999 Recapitalization; and (ii) transaction costs of $12,404,000 comprised of bonus payments and option buyouts of $6,503,000, a warrant buyout of $1,077,000 and professional service fees of $4,824,000 (including the payment of $2,587,000 to the majority stockholder of Services). In addition, the Company incurred $5,050,000 in financing costs, which were recorded as deferred financing costs and amortized over the term of the related debt.

(4) Acquisitions

     (a) AMN

      On December 4, 1997, Services acquired 80% of the outstanding common stock of AMN for total consideration of $33,513,000. The transaction has been accounted for in the accompanying consolidated financial statements using the purchase method of accounting, and the assets and liabilities of AMN were recorded at fair value as of the acquisition date. In connection with this transaction, the Company recorded goodwill of $26,985,000, which is being amortized over 25 years. Also in connection with this transaction, the Company borrowed $25,151,000 from a bank and incurred deferred financing costs totaling $1,084,000, which were being amortized over the life of the loans until the 1999 Recapitalization when they were written off.

      On November 18, 1998, in connection with the acquisition of MedEx, Services acquired an additional 2.77% of AMN for $2,050,000.

     (b) MedEx

      On November 18, 1998, Services acquired 100% of the issued and outstanding stock of MedEx in exchange for 2,638,000 shares of Services common stock valued at $3,448,000 and cash of $16,362,000, for a total purchase price of $19,809,000. The transaction was accounted for using the purchase method of accounting, and the assets and liabilities of MedEx were recorded at fair value as of the acquisition date. In connection with this transaction, the Company recorded goodwill of $15,332,000, which is being amortized over 25 years.

     (c) NRx

      On June 28, 2000, AMN acquired 100% of the issued and outstanding stock of NRx. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price to the former shareholders of NRx included a payment of $16,181,000 in cash and $3,000,000 to be paid in three equal installments of $1,000,000 each on June 29, 2001, June 28, 2002, and June 30, 2003, provided that the terms of the agreement are met. Since the deferred payment in the amount of $3,000,000 is not interest bearing, AMN recorded the present value of the future payments on the date of the acquisition utilizing an interest rate of 9.5%. In June 2001, the Company paid the first installment of $1,000,000. As of December 31, 2001, the present value of the amount due on June 29, 2002 is $955,000 and is included in other current liabilities. As of December 31, 2001, the present value of the amounts due on June 30, 2003 is $876,000 and is included in other long-term liabilities.

      AMN acquired NRx’s assets of $4,239,000, assumed its liabilities of $1,610,000, and recorded goodwill in the amount of $15,484,000, which is being amortized over 25 years. AMN allocated $836,000 of the purchase price to the noncompete covenant, which is being amortized over the four-year life of the covenant. As of December 31, 2000 and 2001, the unamortized cost of the covenant was $730,000 and $521,000, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (d) PHS

      On November 28, 2000, AMN acquired 100% of the issued and outstanding stock of PHS. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price to the former stockholders of PHS included a payment of $75,041,000 in cash (net of cash received), of which $4,000,000 was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow were released to the former shareholder in the amount of $2,000,000 on May 31, 2001 and $2,000,000 on December 31, 2001.

      AMN acquired PHS’s assets of $12,405,000 (net of cash received), assumed its liabilities of $3,083,000, and recorded goodwill in the amount of $65,831,000, which is being amortized over 25 years. AMN allocated $200,000 to the noncompete covenant, which is being amortized over the four-year life of the covenant. As of December 31, 2000 and 2001, the unamortized cost of this covenant was $195,000 and $145,000, respectively.

     (e) OGP

      On May 1, 2001, AMN acquired 100% of the issued and outstanding stock of OGP, a healthcare staffing company specializing in the recruitment of nurses domestically and from English-speaking foreign countries. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price paid to the former stockholders of OGP included a payment of $12,971,000 in cash (net of cash received), and $800,000 which was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow are to be released to the former shareholders on November 1, 2002, provided that terms of the agreement are met. The OGP acquisition was financed by an $18,000,000 term loan bearing interest at a rate of either the higher of (i) the federal funds rate plus 0.5%, (ii) the prime rate plus 2% or (iii) LIBOR plus 3.75%, depending on the composition of the loan. This loan was paid in full in November 2001 with the proceeds from the common stock offering (see Note 7).

      Included in the asset purchase agreement is an earn-out provision whereby AMN agreed to pay the OGP selling stockholders additional consideration contingent on certain annual revenue results of OGP. The Company accrued $3,141,000 for this earn-out provision and has recorded this amount as additional goodwill and other current liabilities as of December 31, 2001. Earn-out payments, if earned, are capped at $5,340,000 and are to be paid in April 2002. There is also additional contingent consideration of up to $2,369,000 dependant upon collection of an outstanding receivable from a customer if received prior to May 2002.

      AMN acquired OGP’s assets of $6,120,000 (net of cash received), assumed its liabilities of $4,787,000, and recorded goodwill in the amount of $14,579,000, including the $3,141,000 earn-out provision accrual, which is being amortized over 25 years. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement. As of December 31, 2001, the unamortized cost of this covenant was $171,000.

     (f) Pro Forma Consolidated Results of Operations

      The following summary presents pro forma consolidated results of operations for the years ended December 31, 1999, 2000, and 2001 as if the NRx, PHS and OGP acquisitions described above had occurred on January 1, 1999. The following unaudited pro forma financial information gives effect to certain adjustments, including the amortization of intangible assets and interest expense on acquisition debt and depreciation on fixed assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the dates indicated, nor are they necessarily indicative of future operating results (in thousands, except per share amounts).

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pro Forma

	Years Ended December 31,

	1999	2000	2001

Revenue	$229,864	$326,355	$528,376
Income from operations	$235	$8,492	$17,547
Income (loss) before extraordinary loss	$(7,822)	$(4,221)	$1,315
Net loss	$(8,553)	$(4,221)	$(4,141)

Loss per share — basic and diluted	$(0.39)	$(0.19)	$(0.14)

Weighted average shares — basic and diluted	21,715	22,497	30,641

(5) Balance Sheet Details

      The consolidated balance sheets detail is as follows as of December 31, 2000 and 2001 (in thousands):

	December 31,

	2000	2001

Accounts receivable, net:
Accounts receivable	$64,331	$108,658
Allowance for doubtful accounts	(930)	(3,242)

Accounts receivable, net	$63,401	$105,416

Fixed assets, net:
Furniture and equipment	$3,538	$6,025
Software	2,798	4,974
Leasehold improvements	432	621

	6,768	11,620
Accumulated depreciation and amortization	(1,762)	(3,907)

Fixed assets, net	$5,006	$7,713

Goodwill, net:
Goodwill	$123,622	$138,204
Accumulated amortization	(5,199)	(10,452)

Goodwill, net	$118,423	$127,752

Other intangibles, net:
Debt issuance costs	$6,742	$633
Non-compete covenants	1,136	1,336

	7,878	1,969
Accumulated amortization	(1,323)	(468)

Other intangibles, net	$6,555	$1,501

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2000	2001

Accrued compensation and benefits:
Accrued payroll	$6,915	$11,517
Accrued bonuses	1,285	4,857
Accrued health insurance	767	3,352
Accrued workers compensation	475	2,132
Other	1,575	2,107

Accrued compensation and benefits	$11,017	$23,965

      Included in fixed assets is equipment acquired through capital leases in the amount of $109,000 and $251,000 as of December 31, 2000 and 2001, respectively. Accumulated amortization on these capital leases is $48,000 and $85,000 as of December 31, 2000 and 2001, respectively.

(6) Income Taxes

      The provision (benefit) for income taxes for the years ended December 31, 1999, 2000, and 2001 consists of the following (in thousands):

	December 31,

	1999	2000	2001

Current income taxes:
Federal	$(103)	$5,954	$6,032
State	—	1,213	1,475

Total	(103)	7,167	7,507

Deferred income taxes:
Federal	(925)	(8,550)	(7,566)
State	(271)	(1,177)	(1,275)

Total	(1,196)	(9,727)	(8,841)

Provision (benefit) for income taxes, including tax benefit of $427, $0 and $2,810 on extraordinary loss in 1999, 2000 and 2001, respectively	$(1,299)	$(2,560)	$(1,334)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s income tax expense (benefit) differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) because of the effect of the following items during the years ended December 31, 1999, 2000, and 2001 (in thousands):

	December 31,

	1999	2000	2001

Tax benefit at federal statutory rate	$(2,418)	$(2,715)	$(2,002)
State taxes, net of federal benefit	(210)	24	130
Nondeductible transaction costs	730	—	—
Minority interest	464	—	—
Interest	—	171	168
Nondeductible amortization	—	—	127
Other, net	135	(40)	243

Income tax benefit	$(1,299)	$(2,560)	$(1,334)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2000, and 2001 (in thousands):

	December 31,

	2000	2001

Deferred tax assets:
Stock compensation	$8,453	$20,402
Debt issuance costs	1,454	—
Interest and warrants	1,026	—
Accrued expenses	461	815
State taxes	425	421
Allowance for doubtful accounts	314	1,221
Other	506	433

Total deferred tax assets	12,639	23,292

Deferred tax liabilities:
Intangibles	(1,232)	(2,601)
Fixed assets, net	(633)	(447)
Other	(209)	(838)

Total deferred tax liabilities	(2,074)	(3,886)

Net deferred tax assets	$10,565	$19,406

      Management believes it is more likely than not that the results of the future operations will generate sufficient taxable income to realize the deferred tax assets and, accordingly, has not provided a valuation allowance.

(7)	Notes Payable and Related Derivative Instruments and Credit Agreement

(a)	Notes Payable and Related Derivative Instruments

      All outstanding debt at December 31, 2000 was repaid in full in fiscal 2001. Of the $147,861,000 of payments made on notes payable during fiscal 2001, $145,182,000 was paid with proceeds from the November

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 common stock offering. In connection with the pay-off of these notes, the Company wrote off the following: $2,054,000 of unamortized discount on senior subordinated notes, $4,894,000 of loans fees and $320,000 of deferred financing costs. The Company also incurred a pre-payment penalty of $997,000 in connection with the extinguishment of debt. These items have been reflected net of tax in the accompanying consolidated statement of operations as an extraordinary loss on extinguishment of debt. The Company had no outstanding debt at December 31, 2001.

      Notes payable consisted of the following:

	December 31,

	2000	2001

	(in thousands)
12% Senior subordinated notes issued with attached warrants (see Note 9(b)) due November 19, 2005. Interest payable in cash or through issuance of additional notes	$20,000	$—
12% Senior subordinated notes issued for conversion of accrued interest to notes payable due November 19, 2005	2,818	—
$20,000,000 Revolver due November 19, 2004 with variable interest rates based on LIBOR, federal funds or the prime lending rate ranging from 8.5% to 11.25%. An unused fee of .5% per annum is due quarterly on the unused Revolver commitment	15,045	—
$50,000,000 Term Loan due in 18 consecutive quarterly installments beginning with a principal payment of $1,250,000 on September 30, 2000. The quarterly principal payment escalates to $2,500,000 on March 31, 2002 and to $3,750,000 and $4,375,000 on March 31 in the succeeding years, maturing on November 19, 2004. Interest is paid quarterly and varies based on LIBOR plus 2.5% to 3.25%	47,500	—
$32,500,000 Tranche A Acquisition Loan due March 31, 2005, with interest at LIBOR plus 3%. Principal is due in 17 consecutive quarterly installments beginning with a payment of $625,000 on March 31, 2001. The quarterly payment escalates to $1,250,000 on March 31, 2002 until December 31, 2004, with a full payment of $15,000,000 at the maturity date. Interest is paid quarterly	32,500	—
$7,500,000 Tranche B Acquisition Loan due March 31, 2005, with interest at LIBOR plus 2.5%. Principal is due at maturity and interest is paid quarterly	7,500	—

Total notes payable	125,363	—
Unamortized discount on senior subordinated notes (See Note 9(b))	(2,474)	—

	122,889	—
Less current portion of notes payable	(7,500)	—

Long-term portion of notes payable	$115,389	$—

      The Company’s outstanding debt instruments at December 31, 2000 were secured by all assets of the Company and the common stock of its subsidiaries.

      During 2000, the Company entered into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company’s credit agreement required that the Company maintain protection against fluctuations in interest rates providing coverage in an aggregate notional amount equal to $25,000,000. At December 31, 2000, the Company had three interest rate swaps outstanding with major financial institutions that effectively converted variable-rate debt to fixed rate. Two swaps had notional amounts of $25,000,000 each, whereby the Company paid fixed rates of 6.585% and 6.57%, respectively, and

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received a floating three-month LIBOR. The third swap had a notional amount of $40,000,000, which decreased by $325,000 at the end of each three-month period beginning December 29, 2000. Under this agreement, the Company paid a fixed rate of 6.5% and received a floating three-month LIBOR. All agreements were to expire in December 2001 and no initial investments were made to enter into these agreements. These agreements were terminated in November 2001.

      Effective December 6, 1999, the Company entered into a three-year interest rate cap agreement. The agreement applied to $25,000,000, which was 50% of the term loan outstanding on that date. The agreement provided a 7% interest rate cap on the three-month LIBOR rate. The cost of the agreement of $289,000 was included in deferred financing costs, and was amortized over the three-year term of the agreement. This agreement was terminated in November 2001.

      In conjunction with the 1999 Recapitalization, $37,412,000 of notes payable were repaid in 1999 with proceeds from the new borrowings. In connection with the early pay-off of these notes, debt issuance costs of $1,157,000 were written off and are reflected net of tax in the accompanying consolidated statements of operations for the year ended December 31, 1999 as an extraordinary loss on extinguishment of debt.

      On January 26, 1998, the Company entered into an interest rate collar agreement with a bank to reduce the impact of changes in interest rates on its floating rate long-term debt. The agreement required the Company to make payments to the bank for the difference between the selected interest rate, based on a three-month LIBOR, and the floor rate as specified in the agreement. In addition, the agreement entitled the Company to receive payments from the bank for the difference between the selected interest rate, based on three-month LIBOR, and the cap rate as specified in the agreement. On November 19, 1999, the Company paid $25,000 to terminate this agreement.

(b)	Credit Agreement

      In November 2001, the Company entered into the Amended and Restated Credit Agreement (Credit Agreement) with various lenders. This credit agreement provides for borrowings up to $50 million under a revolving credit agreement, which includes up to $10 million of borrowings under letter of credit obligations and up to $10 million of borrowings under swingline loans. Borrowings are secured by the Company’s pledged assets of facilities and properties owned or leased and the Company’s capital stock. The revolving credit agreement provides for various interest rates depending on the type of borrowing (5.25%-5.5% at December 31, 2001) and is due quarterly. The revolving credit agreement carries an unused fee of .5% per annum. The letter of credit obligations provides for various interest rates depending on when the type of borrowing is paid off (6.25%-6.5% at December 31, 2001) and is due annually. The swingline loans provides for interest at a base rate (4.75%-5% at December 31, 2001) and is due quarterly. The Company’s amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. At December 31, 2001, the Company had no borrowings under the credit agreement. The credit agreement expires on November 16, 2004.

(8)	Retirement Plans

      The Company maintains the AMN Healthcare Retirement Savings Plan (the AMN Plan), a profit sharing plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers substantially all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Board of Directors each year and may be up to a maximum 6% of eligible compensation paid to all participants during the plan year. The amount of the employer contributions was $213,000, $422,000 and $1,139,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Employees of PHS became eligible under the AMN Plan at the date of acquisition.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      NRx maintained a separate profit sharing plan and OGP maintained a separate salary deferral plan. Both plans complied with the Internal Revenue Code Section 401(k) provisions and covered substantially all employees that met certain age and service requirements. No matches were provided under this plan. Effective January 1, 2001, NRx employees were eligible to participate in the AMN Plan and the NRx plan was terminated. Effective January 1, 2002, OGP employees were eligible to participate in the AMN Plan and the OGP plan was terminated.

      In January 2002, the Company established The Executive Nonqualified Excess Plan of AMN Healthcare, Inc. (the Executive Plan), a deferred compensation plan that replaces the AMN Plan for certain executives and which complies with the IRC 401(k) provisions. The Executive Plan covers employees that meet certain eligibility requirements. An annual discretionary matching contribution will be determined by the Board of Directors each year.

(9) Stockholders’ Equity

(a)	Stock Option Plans

      In July 2001, the 2001 stock option plan (2001 Plan) was established to provide a means to attract and retain employees. The maximum number of options to be granted under the plan is 2,178,000. Unless the plan is otherwise modified, a maximum of 544,500 options may be granted in any calendar year. Exercise prices will be determined at the time of grant and will be no less than fair market value. The options shall vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. The plan expires on the tenth anniversary of the effective date. At December 31, 2001, 1,545,000 shares of common stock were reserved for future grants related to the 2001 Plan.

      In November 1999, Services established two performance stock option plans (the 1999 Plans) to provide for the grant of options to upper management of AMN. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. Options under the plan vest 25% per year beginning in 2000 if certain earnings performance criteria are met and the grantee remains an employee. If the Company does not meet the performance criteria for the particular year, that portion of the option, which was eligible to become vested, will terminate. Options that vest expire in nine to ten years from the grant date. During 2000, options for an additional 1,493,000 shares were reserved under the 1999 Plans. At December 31, 2000 and 2001, 351,000 shares of common stock were reserved for future grants related to the 1999 Plans. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and are exercisable over a four-year term.

      In December 1997, AMN established a stock incentive plan to provide an equity-based incentive plan to certain officers and key employees. Options for a maximum of 10,400,000 shares of common stock were authorized. In conjunction with the 1999 Recapitalization, all options previously granted related to this plan were repurchased by the Company for $3,953,000, which is included in transaction costs for the year ended December 31, 1999 in the accompanying consolidated statements of operations.

      In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its 1999 Plans and 2001 Plan. Accordingly, because the 1999 Plans were performance based and certain grants under the 2001 Plan were granted at less than fair market value, the Company recorded compensation expense of $22,379,000 and $31,881,000 in 2000 and 2001, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity under the 1999 Plans and the 2001 Plan are as follows:

	1999 Plans		2001 Plan

		Weighted-		Weighted-
	Options	Average	Options	Average
	Outstanding	Exercise Price	Outstanding	Exercise Price

Outstanding at December 31, 1998	—	$—	—	$—
Granted	3,636,000	3.80	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31, 1999	3,636,000	3.80	—	—
Granted	1,546,000	6.30	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31, 2000	5,182,000	4.55	—	—
Granted	—	—	633,000	9.46
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31, 2001	5,182,000	$4.55	633,000	$9.46

Exercisable at December 31, 2001	—	$—	—	$—

      The following table summarizes options outstanding and exercisable as of December 31, 2001:

		Options Outstanding			Options Exercisable

			Weighted-			Weighted-
			Average	Weighted-		Average	Weighted-
			Remaining	Average		Remaining	Average
	Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
	Price	Outstanding	Life (Years)	Price	Outstanding	Life (Years)	Price

1999 Plans	$3.80	3,838,000	8	$3.80	—	—	$—
	6.68	1,344,000	8	6.68	—	—	—

		5,182,000			—

2001 Plan	$9.09	547,000	9	$9.09	—	—	$—
	11.92	86,000	10	11.92	—	—	—

		633,000			—

      Under SFAS No. 123, the weighted average per share fair value of the options granted during 1999, 2000 and 2001 was $0.97, $1.83 and $9.90, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	1999	2000	2001

Expected life	5	5	5
Risk-free interest rate	5.95%	5.30%	4.39%
Volatility	60%	60%	60%
Dividend yield	0%	0%	0%

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net loss and net loss per share amounts (in thousands, except per share amounts):

	1999	2000	2001

Pro forma net loss	$(5,610)	$(4,992)	$(6,645)
Pro forma loss per common share:
Basic and diluted	$(0.26)	$(0.22)	$(0.22)

     (b) Common Stock Warrants

      On November 19, 1999, in connection with the issuance of its $20,000,000 senior subordinated notes, Services issued warrants to purchase 2,518,000 shares of its common stock at $3.80 per share. These warrants were exercisable upon issuance and were to expire at the earlier of a qualified public stock offering, as defined, or November 19, 2009. The fair value of the warrants of $3,000,000 was based upon a third-party valuation and was recorded as a discount to the related senior subordinated notes payable. This discount was amortized to interest expense over the term of the notes using the effective interest method. Discount amortization was $58,000, $468,000 and $420,000 in 1999, 2000 and 2001, respectively. In conjunction with the November 2001 common stock offering, these warrants were converted into 1,955,000 shares of common stock. The warrants were converted using the market value of the stock at the first date of the common stock offering of $17 per share and 563,000 warrants were forfeited in this cashless exercise.

      On December 5, 1997, AMN granted warrants to purchase 19,000 shares of AMN’s common stock, at $12.45 per share, to a bank in connection with certain loans. The warrants were immediately exercisable and were to expire ten years from the date of issuance. In conjunction with the 1999 Recapitalization, these warrants were repurchased by the Company for $1,077,000, which is included in transaction costs for the year ended December 31, 1999 in the accompanying consolidated statements of operations.

     (c)     Stockholders’ Agreement

      The stockholders of Services entered into various stockholders’ agreements and a registration rights agreement conferring certain rights and restrictions, including among others: restrictions on transfers of shares, “tag along” and “drag along” rights, rights to acquire shares, and piggyback registration rights, as defined in the agreement. These agreements each terminated upon the November 2001 common stock offering pursuant to the terms of such agreements and were replaced with a single registration rights agreement with similar terms among the same parties.

(10) Related Party Transactions

     (a) Majority stockholder

      During 2000 and 2001, the Company paid an affiliate of the majority stockholders a fee for management advisory services provided to the Company in the amounts of $150,000 and $113,000, respectively, which is included in selling, general and administrative expenses. At the completion of the Company’s common stock offering in November 2001, the Company paid a fee to this affiliate of $1,955,000 and the agreement governing these fees was then terminated. This advisory fee is included as transaction costs for the year ended December 31, 2001 in the accompanying consolidated statement of operations.

      In June 2000, the Company issued shares to a controlling stockholder as consideration for an aggregate capital contribution of $10,061,000 in connection with the Company’s acquisition of NRx. In November 2000, the Company issued shares to this same stockholder as consideration for an aggregate capital contribution of $35,600,000 in connection with the Company’s acquisition of PHS. Also in connection with the acquisition of

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PHS, the Company paid $1,500,000 to an affiliate of the controlling stockholder in exchange for advisory services. This advisory fee is included as transaction costs for the year ended December 31, 2000 in the accompanying consolidated statement of operations.

      In November 1999, the Company paid $3,700,000 to a controlling stockholder to reimburse it for expenses incurred in the Company’s 1999 recapitalization. Also in connection with the Company’s 1999 recapitalization, the Company paid $1,500,000 in advisory fees and $32,000 in out-of-pocket expenses to its previous majority stockholder. These costs are included as transaction costs for the year ended December 31, 1999 in the accompanying consolidated statement of operations.

     (b) Minority stockholders

      In June 2000, the Company issued shares to two minority stockholders as consideration for aggregate capital contributions of $1,320,000 and $619,000 in connection with the acquisition of NRx. In November 2000, the Company issued shares to one of the minority stockholders as consideration for an aggregate capital contribution of $4,400,000 in connection with the acquisition of PHS.

      In connection with the Company’s 1999 recapitalization, the Company paid $100,000 in advisory fees to a minority stockholder.

      The Company received services from an advertising agency which was 30% owned by a minority stockholder during 1999, 2000 and 2001. The Company incurred expenses of $31,000, $40,000 and $39,000 in 1999, 2000 and 2001, respectively related to these services.

(11) Commitments and Contingencies

     (a) Legal

      The Company is party to legal actions in the normal course of business. In the opinion of management and legal counsel, the outcome of legal actions will not have a material impact on the financial position or results of operations of the Company.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (b) Leases

      The Company leases certain office facilities and equipment under various operating and capital leases that expire over the next five years. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Years ending December 31:
2002	$141	$4,139
2003	89	2,817
2004	16	1,613
2005	3	741

Total minimum lease payments	249	$9,310

Less amount representing interest (at rates ranging from 5.5% to 11.25%)	(12)

Present value of minimum lease payments	237
Less current installments of obligations under capital leases	(133)

Obligations under capital leases, excluding current installments	$104

      Obligations under capital leases are included in other current and other long-term liabilities, respectively, in the accompanying financial statements. Rent expense was $1,077,000, $1,810,000 and $3,282,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

(12) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(a)	Total Year

	(In thousands, except per share data)
Revenue	$103,055	$116,114	$137,939	$160,686	$517,794
Gross profit	$25,126	$29,809	$34,840	$39,735	$129,510
Income (loss) before extraordinary item	$655	$1,174	$2,749	$(3,509)	$1,069
Net income (loss)	$655	$1,174	$2,749	$(8,964)	$(4,386)
Basic and diluted income (loss) per share:
Income (loss) before extraordinary item	$0.02	$0.04	$0.10	$(0.10)	$0.04
Net income (loss)	$0.02	$0.04	$0.10	$(0.25)	$(0.14)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

	(In thousands, except per share data)
Revenue	$44,951	$46,045	$60,717	$79,053	$230,766
Gross profit	$11,381	$11,137	$16,466	$21,174	$60,158
Income (loss) before extraordinary item	$(1,546)	$(2,560)	$194	$(1,286)	$(5,198)
Net income (loss)	$(1,546)	$(2,560)	$194	$(1,286)	$(5,198)
Basic and diluted income (loss) per share:
Income (loss) before extraordinary item	$0.07	$(0.12)	$0.01	$(0.05)	$(0.23)
Net income (loss)	$0.07	$(0.12)	$0.01	$(0.05)	$(0.23)

(a)	Fourth quarter 2001 net loss includes an after-tax extraordinary charge of $5.5 million ($0.15 per share) for the early extinguishment of debt.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      In February 2000, in connection with our recapitalization, our board of directors elected to change our independent auditors from Deloitte & Touche LLP to KPMG LLP. In connection with Deloitte & Touche LLP’s audit of the financial statements for the year ended December 31, 1998, there were no disagreements with Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures, nor any reportable events. Deloitte & Touche LLP’s report on our financial statements for the year ended December 31, 1998 contained no adverse opinions or disclaimers of opinion and was not modified or qualified as to uncertainty, audit scope or accounting principles. We have provided Deloitte & Touche LLP with a copy of the disclosure contained in this section of this Annual Report on Form 10K. Prior to retaining KPMG LLP, we did not consult with KPMG LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

Item 11.     Executive Compensation

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

Item 13.     Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of the report.

           (1) Consolidated Financial Statements

Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

           (2) Financial Statement Schedules

                Schedule II — Valuation and Qualifying Accounts

           (3)     Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.*
3.2	By-laws of AMN Healthcare Services, Inc.*
4.1	Specimen Stock Certificate.*
4.2	Registration Rights Agreement, dated as of November 16, 2001, among the Registrant, HWH Capital Partners, L.P., HWH Nightingale Partners, L.P., HWP Nightingale Partners II, L.P., HWP Capital Partners II, L.P., BancAmerica Capital Investors SBIC I, L.P., the Francis Family Trust dated May 24, 1996 and Steven Francis.*
10.1	Acquisition Agreement, dated as of October 1, 1999, among the Registrant, AMN Healthcare, Inc., AMN Acquisition Corp., Olympus Growth Fund II, L.P., Olympus Growth Executive Fund, L.P., Steven Francis, as Trustee of the Francis Family Trust dated May 24, 1996, Gayle Francis, as Trustee of the Francis Family Trust dated May 24, 1996, Todd Johnson and Deborah Johnson.**
10.2	Stock Purchase Agreement, dated as of June 23, 2000, by and between AMN Healthcare, Inc., Suzanne Confoy and George Robert Kraus, Jr.**
10.3	Stock Purchase Agreement, dated as of October 12, 2000, by and between AMN Healthcare, Inc. and Preferred Employers Holdings, Inc.**
10.4	Stock Purchase Agreement, dated as of April 3, 2001, by and between AMN Healthcare, Inc., Joseph O’Grady and Teresa O’Grady-Peyton.**
10.5	Note and Warrant Purchase Agreement, dated as of November 19, 1999, between the Registrant and BancAmerica Capital Investors SBIC I, L.P.**
10.6	First Amendment to Note and Warrant Purchase Agreement, dated as of November 21, 2000, by and among the Registrant and BancAmerica Capital Investors SBIC I, L.P.**
10.7	Subscription Agreement, dated as of November 28, 2000, between the Registrant and BancAmerica Capital Investors SBIC I, L.P.**
10.8	Warrant Agreement, dated as of November 19, 1999, among the Registrant, BancAmerica Capital Investors SBIC I, L.P. and each of the warrantholders who are or may become a party thereto.**
10.9	AMN Holdings, Inc. 1999 Performance Stock Option Plan, as amended.**
10.10	AMN Holdings, Inc. 1999 Super-Performance Stock Option Plan, as amended.**
10.11	AMN Healthcare Services, Inc. 2001 Stock Option Plan.**
10.12	Employment and Non-Competition Agreement, dated as of November 19, 1999, among AMN Holdings, Inc., AMN Acquisition Corp. and Steven Francis.**
10.13	Executive Severance Agreement, dated as of November 19, 1999, between AMN Healthcare, Inc. and Susan Nowakowski.**
10.14	Executive Severance Agreement, dated as of May 21, 2001, between AMN Healthcare, Inc. and Donald Myll.**
10.15	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis.**
10.16	Amendment, dated as of December 13, 2000, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis.**
10.17	Amendment No. 2, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Steven Francis.**
10.18	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis.**
10.19	Amendment, dated as of December 13, 2000, to the Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis.**

Exhibit
Number	Description

10.20	Amendment No. 2, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Steven Francis.**
10.21	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski.**
10.22	Amendment, dated as of December 13, 2000, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski.**
10.23	Amendment No. 2, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Susan Nowakowski.**
10.24	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski.**
10.25	Amendment, dated as of December 13, 2000, to the Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski.**
10.26	Amendment No. 2, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Susan Nowakowski.**
10.27	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski.**
10.28	Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski.**
10.29	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski.**
10.30	Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski.**
10.31	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**
10.32	Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**
10.33	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**
10.34	Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**
10.35	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski.**
10.36	Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski.**
10.37	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski.**
10.38	Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski.**
10.39	2001 Stock Option Plan Stock Option Agreement, dated as of May 21, 2001, between the Registrant and Donald Myll.**
10.40	AMN Healthcare Services, Inc. 2001 Senior Management Bonus Plan.**
10.41	Amended and Restated Financial Advisory Agreement, dated as of November 16, 2001, between the Registrant and Haas Wheat & Partners, L.P.*

Exhibit
Number	Description

10.42	Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.*
16.1	Letter from Deloitte & Touche LLP regarding change in certifying accountant.**
21.1	Subsidiaries of the Registrant.**
23.1	Independent Auditors’ Report on Schedule and Consent.*
24.1	Power of Attorney (included on signature pages).

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

      (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN FRANCIS
_________________________________________ Name: Steven Francis

Title:	Director, President and Chief Executive

Officer

      We, the undersigned officers and directors of AMN Healthcare Services, Inc., hereby severally constitute Steven Francis, Susan Nowakowski and Donald Myll and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable AMN Healthcare Services, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 15th day of March, 2002.

/s/ ROBERT HAAS
_________________________________________ Name: Robert Haas
Title: Chairman of the Board and Director

/s/ STEVEN FRANCIS
_________________________________________ Name: Steven Francis

Title:	Director, President and Chief Executive Officer

/s/ MICHAEL GALLAGHER
_________________________________________ Name: Michael Gallagher
Title: Director

/s/ WILLIAM MILLER III
_________________________________________ Name: William Miller III
Title: Director

/s/ ANDREW STERN
_________________________________________ Name: Andrew Stern
Title: Director

/s/ DOUGLAS WHEAT
_________________________________________ Name: Douglas Wheat
Title: Director

/s/ DONALD MYLL
_________________________________________ Name: Donald Myll

Title:	Chief Accounting Officer and Chief

Financial Officer

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 1999, 2000 and 2001

	Balance at the				Balance
	Beginning		Provision from		at End
Allowance for Doubtful Accounts	of Year	Provision	Acquisitions	Deductions(*)	of Year

	(in thousands)
Year ended December 31, 1999	$135	$260	—	$(139)	$256
Year ended December 31, 2000	$256	$435	$441	$(202)	$930
Year ended December 31, 2001	$930	$2,906	$171	$(765)	$3,242

(*) Accounts written off

See accompanying independent auditors’ report