Form 10-Q
period 2002-03-31
AMN HEALTHCARE SERVICES INC
filed 2002-04-26
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12235 El Camino Real, Suite 200	92130
San Diego, California	(Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (858) 792-0711

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of April 26, 2002, there were 42,289,770 shares outstanding of the registrant’s common stock, par value $0.01 per share.

AMN HEALTHCARE SERVICES, INC.

Item		Page

PART I — FINANCIAL INFORMATION
1.	Consolidated Financial Statements:
	Consolidated Balance Sheets,
	As of March 31, 2002 (unaudited) and December 31, 2001.	1
	Consolidated Statements of Operations,
	For the Three Months Ended March 31, 2002 and 2001 (unaudited)	2
	Consolidated Statements of Stockholders’ Equity,
	For the Three Months Ended March 31, 2002 (unaudited)	3
	Consolidated Statements of Cash Flows,
	For the Three Months Ended March 31, 2002 and 2001 (unaudited)	4
	Notes to Unaudited Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II — OTHER INFORMATION
2.	Changes in Securities and Use of Proceeds	15
6.	Exhibits and Reports on Form 8-K	15
	Signatures	16

PART I — FINANCIAL INFORMATION

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$25,288	$15,654
Short-term held-to-maturity investments	12,166	16,314
Accounts receivable, net	125,517	105,416
Income taxes receivable	—	4,803
Prepaid expenses	8,493	7,810
Other current assets	2,327	1,943

Total current assets	173,791	151,940
Fixed assets, net	7,996	7,713
Deferred income taxes, net	19,385	19,406
Deposits	306	617
Goodwill, net	127,752	127,752
Other intangibles, net	1,391	1,501

Total assets	$330,621	$308,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,069	$1,643
Accounts payable and accrued expenses	7,373	5,625
Accrued compensation and benefits	28,632	23,965
Income taxes payable	2,473	—
Other current liabilities	4,229	4,229

Total current liabilities	45,776	35,462
Other long-term liabilities	1,608	1,562

Total liabilities	47,384	37,024

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,290 shares issued and outstanding at March 31, 2002 and December 31, 2001	423	423
Additional paid-in capital	345,976	345,821
Accumulated deficit	(63,162)	(74,339)

Total stockholders’ equity	283,237	271,905

Commitments and contingencies
Total liabilities and stockholders’ equity	$330,621	$308,929

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited, in thousands,
	except per share amounts)
Revenue	$173,956	$103,048
Cost of revenue	131,753	77,919

Gross profit	42,203	25,129

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	22,725	13,813
Non-cash stock-based compensation	218	4,365
Amortization	82	1,306
Depreciation	691	413

Total expenses	23,716	19,897

Income from operations	18,487	5,232
Interest (income) expense, net	(142)	4,325

Income before income taxes	18,629	907
Income tax expense	7,452	471

Net income	$11,177	$436

Basic and diluted net income per common share:
Basic net income per common share	$0.26	$0.02

Diluted net income per common share	$0.24	$0.01

Weighted average common shares outstanding — basic	42,290	28,835

Weighted average common shares outstanding — diluted	46,991	31,431

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2002

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

	(Unaudited, in thousands)
Balance, December 31, 2001	42,290	$423	$345,821	$(74,339)	$271,905
Costs of issuance of initial public offering	—	—	(63)	—	(63)
Non-cash stock-based compensation	—	—	218	—	218
Net income	—	—	—	11,177	11,177

Balance, March 31, 2002	42,290	$423	$345,976	$(63,162)	$283,237

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited, in
	thousands)
Cash flows from operating activities:
Net income	$11,177	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	773	1,719
Provision for bad debts	865	520
Non-cash interest expense	86	648
Deferred income taxes	21	(2,408)
Non-cash stock-based compensation	218	4,365
Changes in assets and liabilities:
Accounts receivable	(20,966)	(5,386)
Income taxes receivable and other current assets	3,736	(1,101)
Deposits	311	(10)
Accounts payable and accrued expenses	1,748	1,442
Accrued compensation and benefits	4,667	1,812
Income taxes payable	2,473	1,242
Due to former shareholder	—	(342)
Other liabilities	9	15

Net cash provided by operating activities	5,118	2,952

Cash flows from investing activities:
Proceeds from maturity of short-term held-to-maturity investments	4,148	—
Purchase of fixed assets	(948)	(1,019)

Net cash provided by (used in) investing activities	3,200	(1,019)

Cash flows from financing activities:
Capital lease repayments	(30)	(13)
Payment of financing costs	(17)	—
Payments on notes payable	—	(2,029)
Costs of issuance of common stock	(63)	—
Change in bank overdraft	1,426	1,094

Net cash provided by (used in) financing activities	1,316	(948)

Net increase in cash and cash equivalents	9,634	985
Cash and cash equivalents at beginning of period	15,654	546

Cash and cash equivalents at end of period	$25,288	$1,531

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $0 and $21 capitalized in 2002 and 2001, respectively)	$62	$2,462

Cash paid for income taxes	$326	$1,638

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on notes payable converted to additional notes payable	$—	$685

Fixed assets obtained through capital leases	$26	$—

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

      The consolidated balance sheets and related consolidated statements of operations and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results that you may expect for the full year.

      The consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2001, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

      Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.     EARNINGS PER SHARE

      Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in loss periods as their effect would be anti-dilutive.

      The following table sets forth, for the periods indicated, the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 31,

	2002	2001

Net earnings	$11,177	$436

Weighted average shares for basic EPS	42,290	28,835

Basic EPS	$0.26	$0.02

Weighted average shares for basic EPS	42,290	28,835
Plus stock options	4,701	716
Plus warrants	—	1,880

Weighted average shares for diluted EPS	46,991	31,431

Diluted EPS	$0.24	$0.01

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3.     ACQUISITIONS

      On May 1, 2001, AMN Healthcare, Inc., a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding stock of O’Grady-Peyton International (USA), Inc. (OGP), a healthcare staffing company specializing in the recruitment of nurses domestically and from English-speaking foreign countries. The acquisition was recorded using the purchase method of accounting. The consolidated financial statements include the operating results of OGP from the date of acquisition. Unaudited pro forma operating results for the Company, assuming the acquisition of OGP had been made at the beginning of the three month period ended March 31, 2001, are as follows (in thousands, except per share amounts):

Revenue	$110,823
Income from operations	6,374
Net income	1,128

Earnings per share — basic	$0.04

Earnings per share — diluted	$0.04

Weighted average shares — basic	28,835

Weighted average shares — diluted	31,431

4.     COMPREHENSIVE INCOME

      SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income includes effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized holding gains and losses on available-for-sale securities. For the three months ended March 31, 2002, comprehensive income equaled net income.

5.     EARN-OUT PROVISIONS

      The Company is liable for an earnout payment of $3,141,000 relating to its acquisition of OGP. The Company accrued $3,141,000 for this earn-out provision and recorded this amount as additional goodwill and other current liabilities as of December 31, 2001. There is also additional contingent consideration of up to $2,369,000 dependent upon collection of an outstanding receivable from a customer of OGP if received prior to May 2002.

6.     NEW ACCOUNTING PRONOUNCEMENTS

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      As of the date of adoption of SFAS No. 142, January 1, 2002, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets acquired in business combinations in the amount of $871,000, all of which are subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $1,236,000 for the three months ended March 31, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company has also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and has determined that the current classifications conform with the criteria in SFAS No. 141.

      As of March 31, 2002 and December 31, 2001, the Company had the following acquired intangible assets with definite lives (in thousands):

	March 31, 2002		December 31, 2001

	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Non-compete agreements	$1,336	$(548)	$1,336	$(465)
Deferred financing costs	649	(46)	633	(3)

Total	$1,985	$(594)	$1,969	$(468)

      Aggregate amortization expense for the intangible assets presented in the above table was $126,000 and $407,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. Estimated annual future aggregate amortization expense as of March 31, 2002 are as follows (in thousands):

Amount

Nine months ending December 31, 2002	$443
Year ending December 31, 2003	$544
Year ending December 31, 2004	$387
Year ending December 31, 2005	$17

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      As of March 31, 2002 and December 31, 2001, the Company had unamortized goodwill of $127.8 million. The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under SFAS No. 142, net of tax (in thousands except per share data):

	March 31,

	2002	2001

Net income	$11,177	$436
Goodwill amortization, net of tax	—	593

Adjusted net income	$11,177	$1,029

Basic net income per common share:
Net income per common share	$0.26	$0.02
Goodwill amortization per common share	—	0.02

Adjusted net income per common share	$0.26	$0.04

Diluted net income per common share:
Diluted net income per common share	$0.24	$0.01
Diluted goodwill amortization per common share	—	0.02

Adjusted diluted net income per common share	$0.24	$0.03

7. SUBSEQUENT EVENTS

      On April 2, 2002, the Company signed a 15-year lease for a new corporate headquarters in San Diego, California commencing in August 2003. As a result, the Company has future minimum lease payments of approximately $123 million to be paid over the next 15 years under this lease.

      On April 23, 2002, the Company acquired all of the outstanding stock of Healthcare Resource Management Corporation, a nationwide travel healthcare staffing company located in Charlotte, North Carolina, for $9.3 million in cash. Healthcare Resource Management Corporation recruits and places temporary healthcare professionals in the United States under the brand name “HRMC.” In conjunction with the acquisition, the Company paid an affiliate $139,000 for advisory services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “— Special Note Regarding Forward-Looking Statements.”

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

      We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Although the temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us, we are able to generate greater profits by providing these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During the three months ended March 31, 2002, approximately 96% of our contracts with our hospital and healthcare facility clients were payroll contracts.

      Since 1998 we have completed five strategic acquisitions. We acquired Medical Express, Inc. in November 1998, which strengthened our presence in the Pacific Northwest and Mountain states. During 2000, we completed the acquisitions of Nurses RX, Inc. in June, and Preferred Healthcare Staffing, Inc. in November, which strengthened our presence in the Eastern and Southern regions of the United States. In May 2001, we acquired O’Grady-Peyton International (USA), Inc., the leading recruiter of registered nurses from English-speaking foreign countries for placement in the United States. In April 2002, we completed the acquisition of Healthcare Resource Management Corporation, further strengthening our presence in the Eastern and Southern regions of the United States. Each of these acquisitions has been accounted for by the purchase method of accounting. Therefore, the operating results of the acquired entities are included in our results of operations commencing on the date of acquisition of each entity. As a result, our results of operations following each acquisition may not be comparable with our prior results.

      Upon the completion of our initial public offering in November 2001, options to purchase 5,182,000 shares of our common stock that we granted to members of our management became immediately vested. These options had an average exercise price $12.45 below the initial public offering price of $17.00 per share. As a result, we recorded approximately $18.8 million of non-cash stock-based compensation expense in the fourth quarter of 2001, of which $18.7 million was related to these options. In addition, we also recorded $13.1 million of non-cash stock-based compensation expense in the first three quarters of 2001 and $22.4 million in fiscal year 2000. We also retired all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering. The retirement of debt resulted in an extraordinary charge against earnings of approximately $5.5 million, net of income tax benefit, related to the write-off of the unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees resulting from the early extinguishment of our existing indebtedness, and a prepayment premium resulting from the early extinguishment of the senior subordinated notes.

Critical Accounting Principles and Estimates

      In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2001, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

      We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	We have recorded goodwill and intangibles resulting from our acquisitions completed in the past four years. Through December 31, 2001, goodwill and intangibles were amortized on a straight-line basis over their lives of 25 years and four years, respectively. Upon the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing goodwill and will perform an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

•	We maintain an accrual for our health and workers compensation self-insurance, which is classified in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and investigations by governmental agencies regarding our employment practices. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Results of Operations

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months
	Ended March 31,

	2002	2001

Consolidated Statement of Operations:
Revenue	100.0%	100.0%
Cost of revenue	75.7	75.6

Gross profit	24.3	24.4
Selling, general and administrative (excluding non-cash stock-based compensation)	13.1	13.4
Non-cash stock-based compensation	0.2	4.2
Amortization and depreciation expense	0.4	1.7

Income from operations	10.6	5.1
Interest (income) expense, net	(0.1)	4.2

Income before income taxes	10.7	0.9
Income tax expense	4.3	0.5

Net income	6.4%	0.4%

Comparison of Results for the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

      Revenue. Revenue increased 69%, from $103.0 million for the first three months of 2001 to $174.0 million for same period in 2002. Of the $71.0 million increase, approximately $60.2 million was attributable to organic growth of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 58%. The total number of temporary healthcare professionals on assignment in our existing brands grew 33% and contributed approximately $34.1 million to the increase. Enhancements in contract terms which included increases in hourly rates charged to hospital and healthcare facility clients accounted for approximately $19.7 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts accounted for approximately $6.4 million of this increase. The remainder of the increase, $10.8 million, was attributable to the acquisition of O’Grady-Peyton International in May 2001.

      Cost of Revenue. Cost of revenue increased 69%, from $77.9 million for the three months ended March 31, 2001 to $131.8 million for the same period in 2002. Of the $53.9 million increase, approximately $46.5 million was attributable to the organic growth of our existing brands, and approximately $7.4 million was attributable to the acquisition of O’Grady-Peyton International.

      Gross Profit. Gross profit increased 68%, from $25.1 million for the three months ended March 31, 2001 to $42.2 million for the same period in 2002, representing gross margins of 24.4% and 24.3%, respectively. Of the $17.1 million increase in gross profit, approximately $13.7 million was attributable to the organic growth of our existing brands, and approximately $3.4 million was attributable to the acquisition of O’Grady-Peyton International.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 64%, from $13.8 million for the three months ended March 31, 2001 to $22.7 million for the same period in 2002. Of the $8.9 million increase, approximately $2.4 million was attributable to the acquisition of O’Grady-Peyton International. The remaining increase of $6.5 million was primarily attributable to increases in nurse education and professional development, information systems development, marketing, recruiting, and administrative and office expenses in support of the recent and anticipated growth in temporary healthcare professionals under contract.

      Non-Cash Stock-Based Compensation. We recorded non-cash compensation charges of $4.4 million for the three months ended March 31, 2001 and $0.2 million for the same period in 2002 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. The decrease of $4.2 million is attributable to the vesting of the majority of these options upon the completion of our initial public offering in November 2001.

      Amortization and Depreciation Expense. Amortization expense decreased from $1.3 million for the three months ended March 31, 2001 to less than $0.1 million for the same period in 2002. This decrease was attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill amortization was ceased. Depreciation expense increased from $0.4 million for the three months ended March 31, 2001 to $0.7 million for the three months ended March 31, 2002. This increase was primarily attributable to internally developed software placed in service in 2001.

      Interest (Income) Expense, Net. Interest (income) expense, net was expense of $4.3 million for the three months ended March 31, 2001 as compared to income of $0.1 million for the same period in 2002. Of the $4.4 million change, approximately $4.3 million was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001.

      Income Tax Expense. The provision for income tax expense for the three months ended March 31, 2001 was $0.5 million as compared to $7.5 million for the three months ended March 31, 2002, reflecting effective income tax rates of 52% and 40% for these periods, respectively. The difference between the effective tax rate for the first three months of 2001 and our expected effective tax rate of 41% for that period is primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income due to the non-cash stock-based compensation expense.

Liquidity and Capital Resources

      Historically, our primary liquidity requirements have been for debt service under our credit facility, acquisitions and working capital requirements. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At March 31, 2002, we had no debt outstanding under our revolving credit facility. Upon the completion of our initial public offering in November 2001, we amended and restated our credit agreement in order to eliminate all of our term loans and to provide for a secured revolving credit facility of up to $50 million in borrowing capacity. The revolving credit facility has a maturity date of November 16, 2004 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital and general corporate purposes, subject to various limitations.

      We have relatively low capital investment requirements. Capital expenditures were $1.0 million and $0.9 million for the three months ended March 31, 2001 and 2002, respectively. For the first three months of 2002, our primary capital expenditures were $0.4 million for purchased and internally developed software and $0.5 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements as a percentage of revenue to be similar in the future, other than costs related to our new corporate headquarters, including leasehold improvements, furniture and equipment.

      Our principal working capital need is for accounts receivable, which has increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased from $3.0 million for the three months ended March 31, 2001 to $5.1 million for the three months ended March 31, 2002, primarily due to the growth in our cash earnings offset by an increase in working capital.

      We believe that cash generated from operations, the remaining net proceeds from our initial public offering and borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. On April 23, 2002, we acquired Healthcare Resource Management Corporation for $9.3 million in cash. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

      At March 31, 2001 and March 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than relationships described in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Recent Accounting Pronouncements

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

Special Note Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Forms S-1 filed with the Securities and Exchange Commission on November 12, 2001 (File No. 333-65168) and April 25, 2002 (File No. 333-86952). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk has been interest rate risk associated with our debt instruments. In instances where we have had variable (floating) rate debt, we attempted to minimize our interest rate risk by entering into interest rate swap or cap instruments. Our corporate policy is to enter into derivative instruments only if the purpose of such instruments is to hedge a known underlying risk. We have held no derivatives instruments since our initial public offering in November 2001.

      A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $29,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002, we had no outstanding debt. A 1% change in the interest rates on short-term investments would have resulted in no fluctuation in interest income for the three months ended March 31, 2001 and fluctuating by approximately $37,000 for the three months ended March 31, 2002.

PART II — OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

      On January 17, 2002, we issued options to purchase an aggregate of 629,500 shares of common stock to some of our directors and members of management at an exercise price of $22.98 per share. The issuances were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 6.     Exhibits and Reports on Form 8-K

      (a) List of Exhibits

Exhibit
No.	Description of Document

10.1	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Steven Francis.*
10.2	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski.*
10.3	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Don Myll.*
10.4	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Michael Gallagher.*
10.5	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and William Miller.*
10.6	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern.*
10.7	First Amendment, dated as of April 8, 2002, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.*
10.8	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc..*
10.9	Stock Purchase Agreement, dated as of April 17, 2002, by and among AMN Healthcare, Inc., Sandra Gilbert, Robert Gilbert, Jr., Suzette Marek, Robert Gilbert III and Benjamin Gilbert.*
10.10	AMN Healthcare, Inc. Executive Nonqualified Excess Plan.*
10.11	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan.*
21.1	Subsidiaries of the Registrant.*

*	(incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952)).

      (b)     Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

Date: April 26, 2002	/s/ STEVEN FRANCIS

	Name:	Steven Francis
	Title:	Director, President and Chief Executive Officer

Date: April 26, 2002	/s/ DONALD MYLL

	Name:	Donald Myll
	Title:	Chief Financial Officer and Treasurer (principal financial and accounting officer)