Form 10-Q
period 2002-06-30
AMN HEALTHCARE SERVICES INC
filed 2002-08-13
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12235 El Camino Real, Suite 200 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (858) 792-0711

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 13, 2002, there were 42,985,340 shares outstanding of the registrant’s common stock, par value $0.01 per share.

AMN HEALTHCARE SERVICES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$30,775	$15,654
Short-term held-to-maturity investments	9,594	16,314
Accounts receivable, net	131,403	105,416
Income taxes receivable	3,857	4,803
Prepaid expenses	9,556	7,810
Other current assets	2,703	1,943

Total current assets	187,888	151,940
Fixed assets, net	9,749	7,713
Deferred income taxes, net	16,432	19,406
Deposits	1,271	617
Goodwill, net	135,585	127,752
Other intangibles, net	1,435	1,501

Total assets	$352,360	$308,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,373	$1,643
Accounts payable and accrued expenses	11,816	5,625
Accrued compensation and benefits	31,079	23,965
Other current liabilities	1,115	4,229

Total current liabilities	47,383	35,462
Long-term liabilities	2,761	1,562

Total liabilities	50,144	37,024

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,985 and 42,290 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	430	423
Additional paid-in capital	352,467	345,821
Accumulated deficit	(50,681)	(74,339)

Total stockholders’ equity	302,216	271,905

Commitments and contingencies
Total liabilities and stockholders’ equity	$352,360	$308,929

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited, in thousands, except per share amounts)
Revenue	$191,235	$116,124	$365,191	$219,171
Cost of revenue	144,849	86,104	276,602	164,022

Gross profit	46,386	30,020	88,589	55,149

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	24,407	17,223	47,132	31,036
Non-cash stock-based compensation	218	4,365	436	8,730
Amortization	92	1,390	174	2,696
Depreciation	737	467	1,428	880
Transaction costs	139	—	139	—

Total expenses	25,593	23,445	49,309	43,342

Income from operations	20,793	6,575	39,280	11,807
Interest (income) expense, net	(9)	3,672	(151)	7,997

Income before income taxes	20,802	2,903	39,431	3,810
Income tax expense	8,321	1,510	15,773	1,981

Net income	$12,481	$1,393	$23,658	$1,829

Basic and diluted net income per common share:
Basic net income per common share	$0.29	$0.05	$0.56	$0.06

Diluted net income per common share	$0.26	$0.04	$0.50	$0.06

Weighted average common shares outstanding—basic	42,596	28,835	42,443	28,835

Weighted average common shares outstanding—diluted	47,402	31,431	47,198	31,431

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Six Months Ended June 30, 2002
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	(Unaudited, in thousands)
Balance, December 31, 2001	42,290	$423	$345,821	$(74,339)	$271,905
Costs of issuance of common stock	—	—	(942)	—	(942)
Exercise of stock options	695	7	3,124	—	3,131
Non-cash income tax benefit from stock option exercises	—	—	4,028	—	4,028
Non-cash stock-based compensation	—	—	436	—	436
Net income	—	—	—	23,658	23,658

Balance, June 30, 2002	42,985	$430	$352,467	$(50,681)	$302,216

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited, in thousands)
Cash flows from operating activities:
Net income	$23,658	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,602	3,576
Provision for bad debts	1,961	1,207
Non-cash interest expense	192	2,960
Deferred income taxes	52	(4,106)
Non-cash stock-based compensation	436	8,730
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(26,222)	(8,478)
Income taxes receivable and other current assets	5,566	(2,018)
Deposits	(592)	(10)
Accounts payable and accrued expenses	2,852	1,050
Accrued compensation and benefits	6,715	3,213
Due to former shareholder	—	(1,341)
Other liabilities	16	65

Net cash provided by operating activities	16,236	6,677

Cash flows from investing activities:
Proceeds from maturity of short-term held-to-maturity investments	6,720	—
Purchase of fixed assets	(2,132)	(1,808)
Acquisitions, net of cash acquired	(9,507)	(12,871)

Net cash used in investing activities	(4,919)	(14,679)

Cash flows from financing activities:
Capital lease repayments	(98)	(29)
Proceeds from issuance of notes payable	—	18,000
Payment of financing costs	(17)	(629)
Payments on notes payable	—	(6,736)
Proceeds from issuance of common stock, net of issuance costs	2,189	—
Change in bank overdraft	1,730	(518)

Net cash provided by financing activities	3,804	10,088

Net increase in cash and cash equivalents	15,121	2,086
Cash and cash equivalents at beginning of period	15,654	546

Cash and cash equivalents at end of period	$30,775	$2,632

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $0 and $38 capitalized in 2002 and 2001, respectively)	$125	$4,708

Cash paid for income taxes	$7,901	$5,525

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on notes payable converted to additional notes payable	$—	$1,390

Fixed assets obtained through capital leases	$1,222	$2

Supplemental disclosures of noncash investing and financing activities:
Fair value of assets acquired in acquisitions, net of cash received	$2,075	$6,120
Goodwill	7,833	11,338
Noncompete covenants	200	200
Liabilities assumed	(601)	(4,787)

Net cash paid for acquisitions	$9,507	$12,871

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results that you may expect for the full year.

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

2.    EARNINGS PER SHARE
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in loss periods as their effect would be anti-dilutive.

The following table sets forth, for the periods indicated, the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$12,481	$1,393	$23,658	$1,829

Weighted average common shares outstanding–basic	42,596	28,835	42,443	28,835

Basic net income per common share	$0.29	$0.05	$0.56	$0.06

Weighted average common shares outstanding–basic	42,596	28,835	42,443	28,835
Plus stock options	4,806	716	4,755	716
Plus warrants	—	1,880	—	1,880

Weighted average common shares outstanding–diluted	47,402	31,431	47,198	31,431

Diluted net income per common share	$0.26	$0.04	$0.50	$0.06

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    ACQUISITIONS

On May 1, 2001, AMN Healthcare, Inc., a wholly owned subsidiary of the Company (AMN), acquired 100% of the issued and outstanding stock of O’Grady-Peyton International (USA), Inc. (OGP), a healthcare staffing company specializing in the recruitment of nurses domestically and from English-speaking foreign countries. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date.

On April 23, 2002, AMN acquired 100% of the issued and outstanding stock of Healthcare Resource Management Corporation (HRMC), a nationwide provider of travel healthcare staffing. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price paid to the former stockholders of HRMC included a payment of $8,561,000 in cash (net of $199,000 cash received), and $400,000 which was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow are to be released to the former shareholders on April 23, 2003.

AMN acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $597,000 and recorded goodwill in the amount of $7,424,000, which is not subject to amortization under the provisions of Statement of Accounting Standards (SFAS) No. 142 (see Note 5) and is tax deductible in its entirety. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement.

Unaudited pro forma operating results for the Company, assuming the acquisitions of OGP and HRMC had been made at the beginning of the periods presented, are as follows (in thousands, except per share amounts):

	Six Months Ended June 30,
	2002	2001
Revenue	$369,922	$235,931
Income from operations	39,674	13,915
Net income	$23,967	$3,219

Basic net income per common share	$0.56	$0.11

Diluted net income per common share	$0.51	$0.10

Weighted average common shares outstanding–basic	42,443	28,835

Weighted average common shares outstanding–diluted	47,198	31,431

4.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income includes items such as effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized holding gains and losses on available-for-sale securities. For the six months ended June 30, 2002, comprehensive income equaled net income.

5.    NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and performed the two-step transitional impairment test. SFAS No. 142 requires the impairment test be applied to the relevant “reporting unit” which may differ from the specific entities acquired from which the goodwill arose. Due to the integrated nature of the Company’s operations and lack of differing economic characteristics among the Company’s subsidiaries, the entire Company was determined to be one single reporting unit.

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets in the amount of $871,000, all of which are subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $2,548,000 for the six months ended June 30, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company has also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and has determined that the current classifications conform with the criteria in SFAS No. 141.

As of June 30, 2002 and December 31, 2001, the Company had the following acquired intangible assets with definite lives (in thousands):

	June 30, 2002		December 31, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Noncompete agreements	$1,536	$(639)	$1,336	$(465)
Deferred financing costs	649	(111)	633	(3)

Total	$2,185	$(750)	$1,969	$(468)

Aggregate amortization expense for the intangible assets presented in the above table was $282,000 and $852,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense as of June 30, 2002 is as follows (in thousands):

Amount
Six months ending December 31, 2002	$320
Year ending December 31, 2003	$594
Year ending December 31, 2004	$438
Year ending December 31, 2005	$67
Year ending December 31, 2006	$16

As of June 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $135.6 million and $127.8 million, respectively. The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Amount
Goodwill, as of December 31, 2001	$127,752
Goodwill acquired	7,833

Goodwill as of June 30, 2002	$135,585

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under SFAS No. 142, net of tax (in thousands, except per share data):

	June 30,
	2002	2001
Net income, as reported	$23,658	$1,829
Goodwill amortization, net of tax	—	1,223

Adjusted net income	$23,658	$3,052

Basic net income per common share:
Net income per common share, as reported	$0.56	$0.06
Goodwill amortization per common share	—	0.04

Adjusted net income per common share–basic	$0.56	$0.10

Diluted net income per common share:
Diluted net income per common share, as reported	$0.50	$0.06
Goodwill amortization per common share	—	0.04

Adjusted net income per common share–diluted	$0.50	$0.10

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

We market our services to two distinct customer bases: (1) hospitals and healthcare facilities and (2) nurses and allied healthcare professionals. We have established a geographically diverse hospital and client base, ranging from national healthcare providers to premier teaching and regional hospitals. We currently hold contracts with over 40% of all acute-care hospitals in the United States, which provide our temporary healthcare professionals with a broad selection of assignments in all regions of the country. Our hospital and healthcare facility clients utilize our services to help manage staff shortages, flexible staffing models, new unit openings, seasonal patient census variations, and other short and long-term staffing needs. Nurses and allied healthcare professionals join us for a variety of reasons, including to seek flexible work opportunities, to travel to different areas of the country, to build their clinical skills and resume by working at prestigious healthcare facilities, to escape the demands and political environment of working as a permanent staff nurse, and to earn attractive compensation and benefit packages.

To enhance our ability to successfully attract temporary healthcare professionals, we use a multi-brand recruiting strategy to recruit in the United States and internationally under our six separate brands. Our multi-brand strategy offers temporary healthcare professionals a selection of brands and recruitment teams, which we believe enhances our ability to attract more new candidates. We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests (orders) from our hospital clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services which we provide to our temporary healthcare professionals is also critical to our growth and success, since the majority of our travelers stay with us for multiple assignments and our largest source of new candidates is word-of-mouth referrals from satisfied current and former temporary healthcare professionals.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professionals’ wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Although the temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us, we are able to generate greater profits by providing these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During the six months ended June 30, 2002, approximately 97% of our contracts with our hospital and healthcare facility clients were payroll contracts.

Since 1998, we have completed five strategic acquisitions. We acquired Medical Express, Inc. in November 1998, which strengthened our presence in the Pacific Northwest and Mountain states. During 2000, we completed the acquisitions of Nurses RX, Inc. in June, and Preferred Healthcare Staffing, Inc. in November, which strengthened our presence in the Eastern and Southern regions of the United States. We completed our fourth acquisition in May 2001, acquiring O’Grady-Peyton International (USA), Inc., the leading recruiter of registered nurses from English-speaking foreign countries for placement in the United States. In April 2002, we completed the acquisition of Healthcare Resource Management Corporation, further strengthening our presence in the Eastern and Southern regions of the United States. Each of these acquisitions has been accounted for by the purchase method of accounting. Therefore, the operating results of the acquired entities are included in our results of operations commencing on the date of acquisition of each entity. As a result, our results of operations following each acquisition may not be comparable with our prior results.

At the completion of our initial public offering in November 2001, options to purchase 5,182,000 shares of our common stock that we granted to members of our management became immediately vested. These options had an average exercise price $12.45 below the initial public offering price of $17.00 per share. As a result, we recorded approximately $18.8 million of non-cash stock-based compensation expense in the fourth quarter of 2001, of which $18.7 million was related to these options. In addition, we also recorded $13.1 million of non-cash stock-based compensation expense in the first three quarters of 2001 and $22.4 million in 2000. We also retired all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering. The retirement of debt resulted in an extraordinary charge against earnings of approximately $5.5 million, net of income tax benefit, related to the write-off of the unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees resulting from the early extinguishment of our existing indebtedness, and a prepayment premium resulting from the early extinguishment of the senior subordinated notes.

Critical Accounting Principles and Estimates

In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2001, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•	We have recorded goodwill and intangibles resulting from our acquisitions completed in the past four years. Through December 31, 2001, goodwill and intangibles were amortized on a straight-line basis over their lives of 25 years and 4 years, respectively. Upon the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing goodwill and performed an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

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

•
We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals as appropriate. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Consolidated Statement of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.7	74.1	75.7	74.8

Gross profit	24.3	25.9	24.3	25.2
Selling, general and administrative (excluding non-cash stock-based compensation)	12.8	14.8	12.9	14.2
Non-cash stock-based compensation	0.1	3.8	0.1	4.0
Amortization and depreciation expense	0.4	1.6	0.4	1.6
Transaction costs	0.1	0.0	0.0	0.0

Income from operations	10.9	5.7	10.9	5.4
Interest (income) expense, net	0.0	3.2	0.0	3.6

Income before income taxes	10.9	2.5	10.9	1.8
Income tax expense	4.4	1.3	4.3	0.9

Net income	6.5%	1.2%	6.6%	0.9%

Comparison of Results for the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

Revenue.    Revenue increased 65%, from $116.1 million for the three months ended June 30, 2001 to $191.2 million for the same period in 2002. Of the $75.1 million increase, approximately $68.4 million was attributable to organic growth of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 59%. The total number of temporary healthcare professionals on assignment in our existing brands grew 33% and contributed approximately $38.2 million to the increase. Enhancements in contract terms which included increases in average hourly rates charged to hospital and healthcare facility clients accounted for approximately $24.1 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts accounted for approximately $6.1 million of this increase. The remainder of the increase, $6.7 million, was attributable to the acquisitions of O’Grady-Peyton International (OGP) in May 2001 and Healthcare Resource Management Corporation (HRMC) in April 2002.

Cost of Revenue.    Cost of revenue increased 68%, from $86.1 million for the three months ended June 30, 2001 to $144.8 million for the same period in 2002. Of the $58.7 million increase, approximately $54.1 million was attributable to the organic growth of our existing brands, and approximately $4.6 million was attributable to the acquisitions of OGP and HRMC.

Gross Profit.    Gross profit increased 55%, from $30.0 million for the three months ended June 30, 2001 to $46.4 million for the same period in 2002, representing gross margins of 25.9% and 24.3%, respectively. The decrease in gross margin was primarily attributable to the shift in mix from flat rate to payroll contracts and a greater pass-through of bill rate increases to our travelers. Of the $16.4 million increase in gross profit, approximately $14.3 million was attributable to the organic growth of our existing brands and approximately $2.1 million was attributable to the acquisitions of OGP and HRMC.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 42%, from $17.2 million for the three months ended June 30, 2001 to $24.4 million for the same period in 2002. Of the $7.2 million increase, approximately $1.4 million was attributable to the acquisitions of OGP and HRMC. The remaining increase of $5.8 million was primarily attributable to increases in recruiting, information systems development, marketing, administrative and office expenses and nurse education and professional development in support of the recent and anticipated growth in temporary healthcare professionals under contract.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $4.4 million for the three months ended June 30, 2001 and $0.2 million for the same period in 2002 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. The decrease of $4.2 million is attributable to the vesting of the majority of these options upon the completion of our initial public offering in November 2001.

Amortization and Depreciation Expense.    Amortization expense decreased from $1.4 million for the three months ended June 30, 2001 to $0.1 million for the same period in 2002. This decrease was attributable to the adoption of SFAS No. 142, effective January 1, 2002, under which goodwill amortization ceased. Depreciation expense increased from $0.5 million for the three months ended June 30, 2001 to $0.7 million for the three months ended June 30, 2002. This increase was primarily attributable to internally developed software placed in service in 2001.

Interest (Income) Expense, Net.    Interest (income) expense, net was expense of $3.7 million for the three months ended June 30, 2001 as compared to income of nine thousand dollars for the same period in 2002. Of the $3.7 million change, approximately $3.5 million was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001.

Income Tax Expense.    Income tax expense for the three months ended June 30, 2001 was $1.5 million as compared to $8.3 million for the three months ended June 30, 2002, reflecting effective income tax rates of 52% and 40% for these periods, respectively. The difference between the effective tax rate for the three months ended June 30, 2001 and our expected effective tax rate of 41% for that period is primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income due to the non-cash stock-based compensation expense.

Comparison of Results for the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

Revenue.    Revenue increased 67%, from $219.2 million for the six months ended June 30, 2001 to $365.2 million for the same period in 2002. Of the $146.0 million increase, approximately $128.6 million was attributable to organic growth of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 59%. The total number of temporary healthcare professionals on assignment in our existing brands grew 33% and contributed approximately $72.3 million to the increase. Enhancements in contract terms which included increases in average hourly rates charged to hospital and healthcare facility clients accounted for approximately $43.7 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts accounted for approximately $12.6 million of this increase. The remainder of the increase, $17.4 million, was attributable to the acquisitions OGP in May 2001 and HRMC in April 2002.

Cost of Revenue.    Cost of revenue increased 69%, from $164.0 million for the six months ended June 30, 2001 to $276.6 million for the same period in 2002. Of the $112.6 million increase, approximately $100.6 million was attributable to the organic growth of our existing brands, and approximately $12.0 million was attributable to the acquisitions of OGP and HRMC.

Gross Profit.    Gross profit increased 61%, from $55.1 million for the six months ended June 30, 2001 to $88.6 million for the same period in 2002, representing gross margins of 25.2% and 24.3%, respectively. The decrease in gross margin was primarily attributable to the shift in mix from flat rate to payroll contracts and a greater pass-through of bill rate increases to our travelers. Of the $33.4 million increase in gross profit, approximately $28.0 million was attributable to the organic growth of our existing brands and approximately $5.4 million was attributable to the acquisitions of OGP and HRMC.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 52%, from $31.0 million for the six months ended June 30, 2001 to $47.1 million for the same period in 2002. Of the $16.1 million increase, approximately $3.8 million was attributable to the acquisitions of OGP and HRMC. The remaining increase of $12.3 million was primarily attributable to increases in recruiting, information systems development, marketing, administrative and office expenses and nurse education and professional development in support of the recent and anticipated growth in temporary healthcare professionals under contract.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $8.7 million for the six months ended June 30, 2001 and $0.4 million for the same period in 2002 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. The decrease of $8.3 million is attributable to the vesting of the majority of these options upon the completion of our initial public offering in November 2001.

Amortization and Depreciation Expense.    Amortization expense decreased from $2.7 million for the six months ended June 30, 2001 to $0.2 million for the same period in 2002. This decrease was attributable to the adoption of SFAS No. 142, effective January 1, 2002, under which goodwill amortization ceased. Depreciation expense increased from $0.9 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. This increase was primarily attributable to internally developed software placed in service in 2001.

Interest (Income) Expense, Net.    Interest (income) expense, net was expense of $8.0 million for the six months ended June 30, 2001 as compared to income of $0.2 million for the same period in 2002. Of the $8.2 million change, approximately $7.7 million was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001.

Income Tax Expense.    Income tax expense for the six months ended June 30, 2001 was $2.0 million as compared to $15.8 million for the six months ended June 30, 2002, reflecting effective income tax rates of 52% and 40% for these periods, respectively. The difference between the effective tax rate for the six months ended June 30, 2001 and our expected effective tax rate of 41% for that period is primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income due to the non-cash stock-based compensation expense.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for debt service under our credit facility, acquisitions and working capital requirements. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At June 30, 2002, we had no debt outstanding under our revolving credit facility. Upon the completion of our initial public offering in November 2001, we amended and restated our credit agreement in order to eliminate all of our term loans and to provide for a secured revolving credit facility of up to $50.0 million in borrowing capacity. The revolving credit facility has a maturity date of November 16, 2004 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital and general corporate purposes, subject to various limitations.

We have relatively low capital investment requirements. Capital expenditures were $1.8 million and $2.1 million for the six months ended June 30, 2001 and 2002, respectively. For the first six months of 2002, our primary capital expenditures were $1.0 million for purchased and internally developed software and $1.1 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements as a percentage of revenue to be similar in the future, other than costs related to our new corporate headquarters, including leasehold improvements, furniture and equipment (which we expect to range between $6.0 million and $8.0 million in 2003).

Our principal working capital need is for accounts receivable, which has increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations for the six months ended June 30, 2001 was $6.7 million as compared to $16.2 million for the six months ended June 30, 2002, resulting primarily from cash earnings generated by us, offset by the growth in working capital.

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

At June 30, 2001 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than relationships described in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Historically the number of our temporary healthcare professionals on assignment has increased during January through March followed by declines or minimal growth during April through August. During September through November, our temporary healthcare professional count has historically increased, followed by a decline in December. Seasonality of revenue and earnings is expected to continue. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accouting for Costs Associated with Exit of Disposal Activities, which provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as

amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its subsidiaries.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At June 30, 2002, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our short-term investments consist primarily of fixed income securities. We only invest in high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $28,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, we had no outstanding debt. A 1% change in the interest rates on short-term investments would have resulted in no fluctuation in interest income for the six months ended June 30, 2001 and fluctuations of approximately $30,000 for the six months ended June 30, 2002.

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 31, 2002. The matters submitted to a vote of the Company’s stockholders were (i) the election of six directors to the Company’s Board of Directors and (ii) ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

The Company’s stockholders elected the following six directors to the Company’s Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld
Robert B. Haas	39,904,453	2,302,791
Steven C. Francis	39,904,453	2,302,791
Michael R. Gallagher	42,027,021	180,223
William F. Miller III	42,027,021	180,223
Andrew M. Stern	42,027,021	180,223
Douglas D. Wheat	42,006,121	201,123

The Company’s stockholders also ratified the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld
41,806,695	398,029	2,520

Item 6.     Exhibits and Reports on Form 8-K

(a)    List of Exhibits

Exhibit No.	Description of Document

10.1
Second Amendment, dated as of May 2, 2002, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.**

99.1	Certification by Steven Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification by Donald Myll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952)

(b)    Reports on Form 8-K:

On May 17, 2002, we filed a Current Report on Form 8-K announcing the pricing of our secondary offering of 10,000,000 shares of common stock.

On May 2, 2002, we filed a Current Report on Form 8-K announcing the completion of our purchase of Healthcare Resource Management Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002
AMN HEALTHCARE SERVICES, INC.

/S/ STEVEN FRANCIS
Name: Steven Francis
Title: Director, President and Chief Executive Officer

Date: August 13, 2002
/S/ DONALD MYLL
Name: Donald Myll
Title: Chief Financial Officer and Treasurer (principal financial and accounting officer)