Form 10-Q
period 2002-09-30
AMN HEALTHCARE SERVICES INC
filed 2002-11-12
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12235 El Camino Real, Suite 200 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (858) 792-0711

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

As of November 12, 2002, there were 42,991,052 shares outstanding of the registrant’s common stock, par value $0.01 per share.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$58,891	$15,654
Short-term held-to-maturity investments	11,116	16,314
Accounts receivable, net	129,246	105,416
Income taxes receivable	—	4,803
Prepaid expenses	10,326	7,810
Other current assets	2,740	1,943

Total current assets	212,319	151,940
Fixed assets, net	10,120	7,713
Deferred income taxes, net	16,432	19,406
Deposits	1,347	617
Goodwill, net	135,532	127,752
Other intangibles, net	1,301	1,501

Total assets	$377,051	$308,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,762	$1,643
Accounts payable and accrued expenses	13,303	5,625
Accrued compensation and benefits	35,622	23,965
Income taxes payable	4,835	—
Other current liabilities	1,093	4,229

Total current liabilities	58,615	35,462
Long-term liabilities	1,771	1,562

Total liabilities	60,386	37,024

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,991 and 42,290 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	430	423
Additional paid-in capital	352,624	345,821
Accumulated deficit	(36,389)	(74,339)

Total stockholders’ equity	316,665	271,905

Commitments and contingencies
Total liabilities and stockholders’ equity	$377,051	$308,929

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited, in thousands, except per share amounts)
Revenue	$203,445	$137,936	$568,636	$357,108
Cost of revenue	153,748	103,310	430,350	267,333

Gross profit	49,697	34,626	138,286	89,775

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	25,049	18,714	72,181	49,750
Non-cash stock-based compensation	219	4,366	655	13,096
Amortization	98	1,432	272	4,128
Depreciation	837	604	2,265	1,484
Transaction costs	—	—	139	—

Total expenses	26,203	25,116	75,512	68,458

Income from operations	23,494	9,510	62,774	21,317
Interest (income) expense, net	(66)	3,783	(217)	11,780

Income before income taxes	23,560	5,727	62,991	9,537
Income tax expense	9,268	2,978	25,041	4,959

Net income	$14,292	$2,749	$37,950	$4,578

Net income per common share:
Basic	$0.33	$0.10	$0.89	$0.16

Diluted	$0.30	$0.09	$0.80	$0.15

Weighted average common shares outstanding—basic	42,989	28,835	42,627	28,835

Weighted average common shares outstanding—diluted	47,054	31,431	47,152	31,431

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Nine Months Ended September 30, 2002
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
	(Unaudited, in thousands)
Balance, December 31, 2001	42,290	$423	$345,821	$(74,339)	$271,905
Costs of issuance of common stock	—	—	(1,056)	—	(1,056)
Exercise of stock options	701	7	3,176	—	3,183
Non-cash income tax benefit from stock option exercises	—	—	4,028	—	4,028
Non-cash stock-based compensation	—	—	655	—	655
Net income	—	—	—	37,950	37,950

Balance, September 30, 2002	42,991	$430	$352,624	$(36,389)	$316,665

See accompanying notes to unaudited consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Unaudited, in thousands)
Cash flows from operating activities:
Net income	$37,950	$4,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,537	5,612
Provision for bad debts	2,810	2,100
Non-cash interest expense	278	4,068
Provision for (benefit from) deferred income taxes	52	(6,376)
Non-cash stock-based compensation	655	13,096
Loss on disposal of fixed assets	(1)	(1)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(24,913)	(21,499)
Income taxes receivable and other current assets	947	(2,985)
Deposits	(668)	(39)
Accounts payable and accrued expenses	4,339	1,984
Accrued compensation and benefits	11,331	8,234
Income taxes payable	12,501	3,568
Due to former shareholder	—	(1,940)
Other liabilities	16	32

Net cash provided by operating activities	47,834	10,432

Cash flows from investing activities:
Proceeds from maturity of short-term held-to-maturity investments	5,198	—
Purchase of fixed assets	(3,298)	(2,880)
Cash paid for deferred purchase agreement	(1,000)	—
Acquisitions, net of cash acquired	(9,534)	(12,976)

Net cash used in investing activities	(8,634)	(15,856)

Cash flows from financing activities:
Capital lease repayments	(171)	(59)
Proceeds from issuance of notes payable	—	18,000
Payment of financing costs	(38)	(629)
Payments on notes payable	—	(9,522)
Offering costs	(1,056)	—
Proceeds from issuance of common stock, net of issuance costs	3,183	—
Change in bank overdraft	2,119	1,041

Net cash provided by financing activities	4,037	8,831

Net increase in cash and cash equivalents	43,237	3,407
Cash and cash equivalents at beginning of period	15,654	546

Cash and cash equivalents at end of period	$58,891	$3,953

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $0 and $55 capitalized in 2002 and 2001, respectively)	$190	$7,168

Cash paid for income taxes	$8,490	$6,816

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on notes payable converted to additional notes payable	$—	$2,476

Fixed assets obtained through capital leases	$1,262	$54

Supplemental disclosures of noncash investing and financing activities:
Fair value of assets acquired in acquisitions, net of cash received	$2,082	$6,205
Goodwill	7,780	11,325
Noncompete covenants	200	200
Liabilities assumed	(528)	(4,754)

Net cash paid for acquisitions	$9,534	$12,976

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

2.    EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in loss periods as their effect would be anti-dilutive.

The following table sets forth, for the periods indicated, the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$14,292	$2,749	$37,950	$4,578

Weighted average common shares outstanding—basic	42,989	28,835	42,627	28,835

Basic net income per common share	$0.33	$0.10	$0.89	$0.16

Weighted average common shares outstanding—basic	42,989	28,835	42,627	28,835
Plus stock options	4,065	716	4,525	716
Plus warrants	—	1,880	—	1,880

Weighted average common shares outstanding—diluted	47,054	31,431	47,152	31,431

Diluted net income per common share	$0.30	$0.09	$0.80	$0.15

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

AMN acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $524,000 and recorded goodwill in the amount of $7,379,000, which is not subject to amortization under the provisions of Statement of Accounting Standards (SFAS) No. 142 (see Note 5) and is tax deductible in its entirety. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement.

Unaudited pro forma operating results for the Company, assuming the acquisitions of OGP and HRMC had been made at the beginning of the periods presented, are as follows (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2002	2001
Revenue	$573,367	$377,119
Income from operations	63,130	23,434
Net income	$38,166	$5,311

Basic net income per common share	$0.90	$0.18

Diluted net income per common share	$0.81	$0.17

Weighted average common shares outstanding—basic	42,627	28,835

Weighted average common shares outstanding—diluted	47,152	31,431

4.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income includes items such as effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments, and unrealized holding gains and losses on available-for-sale securities. For the nine months ended September 30, 2002, comprehensive income equaled net income.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets in the amount of $871,000, all of which are subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $3,898,000 for the nine months ended September 30, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company has also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and has determined that the current classifications conform with the criteria in SFAS No. 141.

As of September 30, 2002 and December 31, 2001, the Company had the following acquired intangible assets with definite lives (in thousands):

	September 30, 2002		December 31, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-compete agreements	$1,544	$(737)	$1,336	$(465)
Deferred financing costs	671	(177)	633	(3)

Total	$2,215	$(914)	$1,969	$(468)

Aggregate amortization expense for the intangible assets presented in the above table was $448,000 and $1,316,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense as of September 30, 2002 is as follows (in thousands):

Amount
Three months ending December 31, 2002	$164
Year ending December 31, 2003	$606
Year ending December 31, 2004	$446
Year ending December 31, 2005	$67
Year ending December 31, 2006 and thereafter	$18

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002 and December 31, 2001, the Company had unamortized goodwill of $135.5 million and $127.8 million, respectively. The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Amount
Goodwill, as of December 31, 2001	$127,752
Goodwill acquired	7,780

Goodwill as of September 30, 2002	$135,532

The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under SFAS No. 142, net of tax (in thousands, except per share data):

	Nine Months Ended September 30,
	2002	2001
Net income, as reported	$37,950	$4,578
Goodwill amortization, net of tax	—	1,871

Adjusted net income	$37,950	$6,449

Basic net income per common share:
Net income per common share, as reported	$0.89	$0.16
Goodwill amortization per common share	—	0.06

Adjusted net income per common share—basic	$0.89	$0.22

Diluted net income per common share:
Diluted net income per common share, as reported	$0.80	$0.15
Goodwill amortization per common share	—	0.06

Adjusted net income per common share—diluted	$0.80	$0.21

6.    SUBSEQUENT EVENT

On November 11, 2002, our Board of Directors authorized the repurchase of up to $100 million of our common stock, from time to time through December 31, 2003, in open market or privately negotiated transactions. We expect to use available cash balances to effect the repurchase of our common stock. However, if necessary, we could incur indebtedness under our secured revolving credit facility to effect the repurchase of our common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “—Special Note Regarding Forward-Looking Statements.”

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

We market our services to two distinct customer bases: (1) hospitals and healthcare facilities and (2) nurses and allied healthcare professionals. We have established a geographically diverse hospital and client base, ranging from national healthcare providers to premier teaching and regional hospitals. We currently hold contracts with over 40% of all acute-care hospitals in the United States, which provides our temporary healthcare professionals with a broad selection of assignments in all regions of the country. Our hospital and healthcare facility clients utilize our services to help manage staff shortages, flexible staffing models, new unit openings, seasonal patient census variations, and other short and long-term staffing needs. Nurses and allied healthcare professionals join us for a variety of reasons, including to seek flexible work opportunities, to travel to different areas of the country, to build their clinical skills and resume by working at prestigious healthcare facilities, to escape the demands and political environment of working as a permanent staff nurse and to earn attractive compensation and benefit packages.

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

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Although the temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us, we are able to generate greater profits by providing these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During the nine months ended September 30, 2002, approximately 96% of our contracts with our hospital and healthcare facility clients were payroll contracts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Consolidated Statement of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.6	74.9	75.7	74.9

Gross profit	24.4	25.1	24.3	25.1
Selling, general and administrative (excluding non-cash stock-based compensation)	12.3	13.6	12.7	13.9
Non-cash stock-based compensation	0.1	3.1	0.1	3.6
Amortization and depreciation expense	0.5	1.5	0.4	1.6
Transaction costs	0.0	0.0	0.0	0.0

Income from operations	11.5	6.9	11.1	6.0
Interest (income) expense, net	0.0	2.7	0.0	3.3

Income before income taxes	11.5	4.2	11.1	2.7
Income tax expense	4.6	2.2	4.4	1.4

Net income	6.9%	2.0%	6.7%	1.3%

Comparison of Results for the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

Revenue.    Revenue increased 47%, from $137.9 million for the three months ended September 30, 2001 to $203.4 million for the same period in 2002. Of the $65.5 million increase, approximately $61.9 million was attributable to organic growth of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 45%. The total number of temporary healthcare professionals on assignment in our existing brands grew 26% and contributed approximately $35.9 million to the increase. Enhancements in contract terms which included increases in average hourly rates charged to hospital and healthcare facility clients accounted for approximately $22.3 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts accounted for approximately $3.7 million of this increase. The remainder of the increase, $3.6 million, was attributable to the acquisition of Healthcare Resource Management Corporation (HRMC) in April 2002.

Cost of Revenue.    Cost of revenue increased 49%, from $103.3 million for the three months ended September 30, 2001 to $153.7 million for the same period in 2002. Of the $50.4 million increase, approximately $47.6 million was attributable to the organic growth of our existing brands, and approximately $2.8 million was attributable to the acquisition of HRMC.

Gross Profit.    Gross profit increased 44%, from $34.6 million for the three months ended September 30, 2001 to $49.7 million for the same period in 2002, representing gross margins of 25.1% and 24.4%, respectively. The decrease in gross margin was primarily attributable to the shift in mix from flat rate to payroll contracts and a greater pass-through of bill rate increases to our travelers. Of the $15.1 million increase in gross profit, approximately $14.3 million was attributable to the organic growth of our existing brands and approximately $.8 million was attributable to the acquisition of HRMC.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 34%, from $18.7 million for the three months ended September 30, 2001 to $25.0 million for the same period in 2002. Of the $6.3 million increase, approximately $0.7 million was attributable to the acquisition of HRMC. The remaining increase of $5.6 million was primarily attributable to increases in recruiting, information systems development, marketing, administrative and office expenses and nurse education and professional development in support of the recent and anticipated growth in temporary healthcare professionals under contract.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $4.4 million for the three months ended September 30, 2001 and $0.2 million for the same period in 2002 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. The decrease of $4.2 million is attributable to the vesting of the majority of these options upon the completion of our initial public offering in November 2001.

Amortization and Depreciation Expense.    Amortization expense decreased from $1.4 million for the three months ended September 30, 2001 to $0.1 million for the same period in 2002. This decrease was attributable to the adoption of SFAS No. 142, effective January 1, 2002, under which goodwill amortization ceased. Depreciation expense increased from $0.6 million for the three months ended September 30, 2001 to $0.8 million for the three months ended September 30, 2002. This increase was primarily attributable to internally developed software placed in service in 2001.

Interest (Income) Expense, Net.    Interest (income) expense, net was expense of $3.8 million for the three months ended September 30, 2001 as compared to income of $0.1 million for the same period in 2002. Of the $3.9 million change, approximately $3.1 million was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001.

Income Tax Expense.    Income tax expense for the three months ended September 30, 2001 was $3.0 million as compared to $9.3 million for the three months ended September 30, 2002, reflecting effective income tax rates of 52% and 39% for these periods, respectively. The difference between the effective tax rate for the three months ended September 30, 2001 and our expected effective tax rate of 41% for that period is primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income due to the non-cash stock-based compensation expense.

Comparison of Results for the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Revenue.    Revenue increased 59%, from $357.1 million for the nine months ended September 30, 2001 to $568.6 million for the same period in 2002. Of the $211.5 million increase, approximately $190.4 million was attributable to organic growth of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 53%. The total number of temporary healthcare professionals on assignment in our existing brands grew 30% and contributed approximately $108.6 million to the increase. Enhancements in contract terms which included increases in average hourly rates charged to hospital and healthcare facility clients accounted for approximately $65.5 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts accounted for approximately $16.3 million of this increase. The remainder of the increase, $21.1 million, was attributable to the acquisitions of O’Grady-Peyton International (OGP) in May 2001 and HRMC in April 2002.

Cost of Revenue.    Cost of revenue increased 61%, from $267.3 million for the nine months ended September 30, 2001 to $430.4 million for the same period in 2002. Of the $163.1 million increase, approximately $148.3 million was attributable to the organic growth of our existing brands, and approximately $14.8 million was attributable to the acquisitions of OGP and HRMC.

Gross Profit.    Gross profit increased 54%, from $89.8 million for the nine months ended September 30, 2001 to $138.3 million for the same period in 2002, representing gross margins of 25.1% and 24.3%, respectively. The decrease in gross margin was primarily attributable to the shift in mix from flat rate to payroll contracts and a greater pass-through of bill rate increases to our travelers. Of the $48.5 million increase in gross profit, approximately $42.2 million was attributable to the organic growth of our existing brands and approximately $6.3 million was attributable to the acquisitions of OGP and HRMC.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 45%, from $49.8 million for the nine months ended September 30, 2001 to $72.2 million for the same period in 2002. Of the $22.4 million increase, approximately $4.5 million was attributable to the acquisitions of OGP and HRMC. The remaining increase of $17.9 million was primarily attributable to increases in recruiting, information systems development, marketing, administrative and office expenses and nurse education and professional development in support of the recent and anticipated growth in temporary healthcare professionals under contract.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $13.1 million for the nine months ended September 30, 2001 and $0.7 million for the same period in 2002 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. The decrease of $12.4 million is attributable to the vesting of the majority of these options upon the completion of our initial public offering in November 2001.

Amortization and Depreciation Expense.    Amortization expense decreased from $4.1 million for the nine months ended September 30, 2001 to $0.3 million for the same period in 2002. This decrease was attributable to the adoption of SFAS No. 142, effective January 1, 2002, under which goodwill amortization ceased. Depreciation expense increased from $1.5 million for the nine months ended September 30, 2001 to $2.3 million for the nine months ended September 30, 2002. This increase was primarily attributable to internally developed software placed in service in 2001.

Interest (Income) Expense, Net.    Interest (income) expense, net was expense of $11.8 million for the nine months ended September 30, 2001 as compared to income of $0.2 million for the same period in 2002. Of the $12.0 million change, approximately $7.8 million was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001.

Income Tax Expense.    Income tax expense for the nine months ended September 30, 2001 was $5.0 million as compared to $25.0 million for the nine months ended September 30, 2002, reflecting effective income tax rates of 52% and 40% for these periods, respectively. The difference between the effective tax rate for the nine months ended September 30, 2001 and our expected effective tax rate of 41% for that period is primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income due to the non-cash stock-based compensation expense.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for debt service under our credit facility, acquisitions and working capital requirements. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At September 30, 2002, we had no debt outstanding under our revolving credit facility. Upon the completion of our initial public offering in November 2001, we amended and restated our credit agreement in order to eliminate all of our term loans and to provide for a secured revolving credit facility of up to $50.0 million in borrowing capacity. The revolving credit facility has a maturity date of November 16, 2004 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital and general corporate purposes, subject to various limitations.

We have relatively low capital investment requirements. Capital expenditures were $2.9 million and $3.3 million for the nine months ended September 30, 2001 and 2002, respectively. For the first nine months of 2002, our primary capital expenditures were $1.7 million for purchased and internally developed software and $1.6 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements as a percentage of revenue to be similar in the future, other than costs related to our new corporate headquarters, including leasehold improvements, furniture and equipment (which we expect to range between $6.0 million and $8.0 million in 2003).

Our principal working capital need is for accounts receivable, which has increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations for the nine months ended September 30, 2001 was $10.4 million as compared to $47.8 million for the nine months ended September 30, 2002, resulting primarily from cash earnings generated by us.

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

On November 11, 2002, our Board of Directors authorized the repurchase of up to $100 million of our common stock, from time to time through December 31, 2003, in open market or privately negotiated transactions. We expect to use available cash balances to effect the repurchase of our common stock. However, if necessary, we could incur indebtedness under our secured revolving credit facility to effect the repurchase of our common stock.

At September 30, 2001 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than relationships described in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model, based on the framework established in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We are required to adopt SFAS No. 144 no later than the first quarter of fiscal 2003. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 on January 1, 2003, at which time the extraordinary loss on early extinguishment of debt that was incurred during 2001 will be reclassified as a component of other income (expense) in the Company’s consolidated statement of operations presented for 2001.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities, which provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements and all phases of our operations are subject to known and unknown risks, uncertainties and other factors, some of which are identified herein and in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. These risks and uncertainties may include, but are not limited to: Our ability to continue to recruit and retain qualified temporary healthcare professionals and ability to attract and retain operational personnel; our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts; the attractiveness to hospitals and healthcare facility clients to use our services; the general level of patient occupancy at our hospital and healthcare facility clients’ facilities; our ability to successfully implement our acquisition and integration strategies; the effect of existing or future government regulation of the healthcare industry, and our ability to comply with these regulations; the impact of medical malpractice and other claims asserted against us; and our ability to carry out our business strategy, including adapting to an increasingly competitive environment. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At September 30, 2002, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our short-term investments consist primarily of fixed income securities. We only invest in high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $56,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we had no outstanding debt. A 1% change in the interest rates on short-term investments would have resulted in no fluctuation in interest income for the nine months ended September 30, 2001 and fluctuations of approximately $63,000 for the nine months ended September 30, 2002.

Item 4.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)
Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

On September 17, 2002, we issued options to purchase an aggregate of 40,000 shares of common stock at an exercise price of $20.88 per share to some members of our management. The issuances were exempt from registration by virtue of Section 4 (2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits

Exhibit No.	Description of Document
10.1
Third Amendment, dated as of November 8, 2002, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.*

99.1	Certification by Steven Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification by Donald Myll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(b)  Reports on Form 8-K:  No report on Form 8-K was filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002
AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
Name:	Steven C. Francis
Title:	Director, President and Chief Executive Officer

Date: November 12, 2002
/s/ DONALD R. MYLL
Name:	Donald R. Myll
Title:	Chief Financial Officer and Treasurer (principal financial and accounting officer)

CERTIFICATIONS

I, Steven C. Francis, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMN Healthcare Services, Inc. (the “Company”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.    The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ STEVEN C. FRANCIS
Name:	Steven C. Francis
Title:	President and Chief Executive Officer

I, Donald R. Myll, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMN Healthcare Services, Inc. (the “Company”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.    The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ DONALD R. MYLL
Name:	Donald R. Myll
Title:	Chief Financial Officer