Form 10-K
period 2002-12-31
AMN HEALTHCARE SERVICES INC
filed 2003-03-19
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☑  No  ☐

As of June 28, 2002, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $872,624,390 based on a closing sale price of $35.01 per share. As of March 17, 2003, there were 38,574,050 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 8, 2003 have been incorporated by reference into part III of this Form 10-K.

i

PART I

Item 1.     Business

Our Company

We are a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” and place them on temporary assignments, typically for 13 weeks away from their permanent homes, at hospitals and healthcare facilities throughout the United States. Approximately 93% of our temporary healthcare professionals are nurses, while the remainder are technicians, therapists and technologists. We are actively working with a pre-screened pool of prospective temporary healthcare professionals, of whom an average of over 8,100 were on assignment during the fourth quarter of 2002.

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our six separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC and O’Grady-Peyton International, have distinct geographic market strengths and brand images. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, travel to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients allows us to offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We have established a growing and diverse hospital and healthcare facility client base, ranging from national healthcare providers to premier teaching and regional hospitals. At the end of 2002, we had over 3,600 hospital and healthcare facility clients. Over 98% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost effectively manage staff shortages, flexible staffing models, new unit openings, seasonal patient census variations, and other short and long-term staffing needs.

We were incorporated in 1997 and, along with our predecessors, have been providing temporary healthcare staffing services to hospitals and healthcare facilities since 1985. We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services, which we provide to our temporary healthcare professionals, is also critical to our success, since the majority of our travelers stay with us for multiple assignments and our largest source of new candidates is word-of-mouth referrals from satisfied current and former temporary healthcare professionals.

Industry Overview

In 2002, total healthcare expenditures in the United States were estimated at $1.5 trillion, representing approximately 15% of the U.S. gross domestic product, and had grown approximately 8% over 2001 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase to approximately $3.0 trillion during the next decade.

Within the healthcare staffing sector, temporary staffing has emerged as an increasingly utilized method to efficiently deliver healthcare services. In the mid-1990s, several factors prompted the increased usage of temporary staffing at hospitals. A principal factor was cost containment. Managed care, Medicare, Medicaid and competitive pressures created renewed emphasis on cost containment. Among other industry responses, this led acute-care hospitals to redesign their staffing models to reduce their levels of fixed staffing and to include a variable staffing component.

The temporary healthcare staffing industry accounted for approximately $10.6 billion in revenues in 2002 according to estimates by The Staffing Industry Report. Approximately 70% of the temporary healthcare staffing industry is comprised of nurse staffing and approximately 30% is comprised of allied health, physicians and other healthcare professionals. Temporary healthcare staffing has experienced strong historical growth from 1996 through estimated 2002, growing at a compound annual growth rate of 16%.

Demand and Supply Drivers

Since the mid-1990s, changes in the healthcare industry prompted a fundamental shift in staffing models that led to an increased usage of temporary staffing at hospitals and other healthcare facilities. The supply of professionals choosing travel healthcare as a short-term or long-term career option has also grown alongside increased demand for temporary healthcare professionals. We believe that this expanded demand and supply pattern will continue over the long-term, particularly in the travel nurse staffing sector, because of the following drivers:

Demand Drivers

•	Demographics and Advances in Medicine and Technology. As the U.S. population ages and as advances in medicine result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for both temporary and permanent nurses, as well as for allied health professionals. In addition, advances in healthcare technology have increased the demand for specialty nurses who are qualified to operate advanced medical equipment or perform complex medical procedures.

•	Shift to Flexible Staffing Models. Nurse wages comprise the largest percentage of hospitals’ labor expenses. Cost containment initiatives and a renewed focus on cost-effective healthcare service delivery continue to lead many hospitals and other healthcare facilities to adopt flexible staffing models that include utilization of flexible staffing sources, such as traveling nurses.

•	Nursing Shortage. Most regions of the United States are experiencing a shortage of nurses. The American Hospital Association estimated that up to 126,000 position vacancies existed in 2001 for registered nurses, representing approximately 10% of the then hospital-based nursing workforce. The US Department of Labor has reported that the registered nurse workforce is expected to be over 20% below projected requirements by 2020. Faced with increasing demand for and a shrinking supply of nurses, hospitals are utilizing more temporary nurses to meet staffing requirements. Factors contributing to the current and projected declining supply of nurses include:

—	Decreasing Number of Candidates taking the NCLEX Exam. According to the National Council of State Boards of Nursing, the number of first-time nursing school graduates who sat for the NCLEX examination, the national licensure examination for all entry-level registered nurses, decreased by almost 29% for the six-year period ending in 2001.

—	Nurses Leaving Patient Care Environments for Less Stressful and Demanding Careers. Career opportunities for nurses have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital service and supply companies increasingly offer nurses attractive positions which involve less demanding work schedules and physical requirements.

—	Aging Nurse Population. The average age of a registered nurse was estimated to be 45.2 years old in 2000, an increase of 8.4% since 1988. By 2010, 40% of the nurse population is expected to be older than 50, as compared to 29% of nurses that were older than 50 in 2000. As a growing number of nurses retire, the nursing shortage is likely to worsen.

•	Seasonality. Hospitals in regions that experience significant seasonal fluctuations in population, such as Florida or Arizona during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in patient census. Many of these hospitals utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

•	Family and Medical Leave Act. The adoption of the Family and Medical Leave Act in 1993, which mandates 12-week job-protected maternity and dependent care leave, continues to create temporary nursing vacancies at healthcare facilities. Approximately 94% of the registered nurses working at healthcare facilities in the United States are women.

•	State Legislation Requiring Healthcare Facilities to Utilize More Nurses. In response to concerns by consumer groups over the quality of care provided in healthcare facilities and concerns by nursing organizations about the increased workloads and pressures placed upon nurses, several states have passed or introduced legislation that is expected to increase the demand for nurses.

—	Minimum Nurse-to-Patient Ratios. California passed legislation in 1999, which is expected to go into effect in January 2004, that requires the establishment of minimum nurse-to-patient ratios throughout all hospitals. Several states are considering similar legislation.

—	Limitation of Mandatory Overtime. Many healthcare facilities require their permanent staff to work overtime to cover staffing shortages. Seven states have passed legislation that limits mandatory overtime for nurses, and similar legislation has already been introduced in several other states. In addition, federal legislation has been introduced that would limit the ability of many healthcare facilities to require nurses to work mandatory overtime, except in limited circumstances.

Supply Drivers

•	Traditional Reasons for a Healthcare Professional to Work on a Travel Assignment. Traveling allows healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, build their resumes and avoid unwanted workplace politics that may accompany a permanent position. Other benefits to temporary healthcare professionals include free or subsidized housing, professional development opportunities, competitive wages, health insurance and completion bonuses for some assignments. All of these opportunities have been constant supply drivers, attracting a growing number of new healthcare professionals into traveling.

•	Word-of-Mouth Referrals. New applicants are most often referred to travel staffing companies by current or former temporary healthcare professionals. Growth in the number of healthcare professionals that have traveled, as well as the increased number of hospital and healthcare facilities that utilize temporary healthcare professionals, creates more opportunities for referrals.

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

•	New Legislation Allowing Nurses to Become More Mobile. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and has been passed in 19 states as of February 2003.

Growth Strategy

Our goal is to expand our leadership position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

•	Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified temporary healthcare professionals. We have exhibited substantial growth in our temporary healthcare professional network over the past five years primarily through referrals from our current and former temporary healthcare professionals, as well as through advertising and internet initiatives.

•	Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. Because we possess one of the largest national networks of temporary nurse and allied health professionals, we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

•	Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base to Increase Productivity. We seek to increase our productivity through our proven multi-brand recruiting strategy, large network of temporary healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our multi-brand recruiting strategy allows a recruiter in any of our brands to take advantage of all of our nationwide placement opportunities. In addition, our information systems and support personnel permit our recruiters to spend more time focused on temporary healthcare professionals’ needs and placing them on appropriate assignments in hospitals or healthcare facilities. Implementation of our business model at our acquired brands has resulted in significant increases in their productivity.

•	Expanding Service Offerings Through New Staffing Solutions. In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. In addition, we believe there are additional opportunities for growth in our allied health division and have begun to pursue new initiatives in this division.

•	Capitalizing on Strategic Acquisition Opportunities. In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. In the past after we have made acquisitions, we have sought to leverage our hospital relationships and orders across our brands, integrate back-office functions and maintain brand differentiation for temporary healthcare professional recruitment purposes. We also implement our proven business model in order to achieve greater productivity, operating efficiencies and financial results.

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. During the most recent quarters, we believe the travel nurse staffing sector’s growth rate has substantially moderated from the accelerated pace experienced during the previous two years. Recently, our revenue growth has substantially moderated as well. During the past few months, certain factors have impacted the demand for travel nurses. Our client hospitals are placing orders and hiring our temporary healthcare professionals later in the placement cycle, and we believe hospitals have increased their efforts to maximize the utilization of permanent staff and the cost-effectiveness of outsourced staffing solutions.

Business Overview

Services Provided

Hospitals and healthcare facilities generally obtain supplemental staffing from two sources, local temporary (per diem) agencies and national travel healthcare staffing companies. Per diem staffing, which has historically comprised the majority of the temporary healthcare staffing industry, involves the placement of locally-based healthcare professionals on daily (per diem) shift work, on an as needed basis. Hospitals and healthcare facilities often give only a few hours notice of their per diem assignments, and require a quick turnaround from their staffing agencies, generally less than 24 hours. Travel staffing, on the other hand, provides healthcare facilities with staffing solutions to address anticipated staffing requirements, typically for 8, 13 or 26 weeks. In contrast to per diem agencies, travel staffing companies select from a national (and in some cases international) skilled labor pool and provide pre-screened candidates to their hospital and healthcare facility clients, often at a lower cost. We focus on the travel segment of the temporary healthcare staffing industry, and provide both nurse and allied health temporary healthcare professionals to our hospital and healthcare facility clients.

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses and advanced practice nurses in a wide range of specialties for travel assignments throughout the United States. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. Nurses comprise approximately 93% of the total temporary healthcare professionals currently working for us.

Allied Health Professionals.    We also provide allied health professionals to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics and schools. Allied health professionals include such disciplines as surgical technologists, respiratory therapists, medical and radiology technologists, dialysis technicians, speech pathologists and rehabilitation assistants. Allied health professionals comprise approximately 7% of the total temporary healthcare professionals currently working for us.

Multi-Brand Recruiting

In order to enhance our opportunities to expand our network of traveling professionals, we recruit temporary healthcare professionals in the United States and internationally under each of our six established and recognized brand names: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC and O’Grady-Peyton International. While all of our brands have the capability to place temporary healthcare professionals on assignments that we have throughout the United States using the same placement opportunities, our brands have distinct geographic market strengths and brand images which enhance our recruitment opportunities.

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

To our hospital and healthcare facility clients, however, we market and administer our services under the single corporate brand of AMN Healthcare. Hospitals and healthcare facility clients, in turn, have the advantage of managing one contract with us, but receiving the benefit of six nationally known brands that recruit temporary healthcare professionals for their open positions.

The following chart depicts our single staffing provider and multi-brand recruiting model:

Multi-Brand Recruiting	Single Staffing Provider

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer our temporary healthcare professionals nationwide placement opportunities and provide temporary staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically have open temporary healthcare professional requests, or “orders,” in all 50 states. The largest percentage of these open orders are typically concentrated in heavily populated states, including approximately 12% in California, 11% in Florida, 9% in Arizona and 8% in Texas and Ohio.

The number of our hospital and healthcare facility clients that we serve has grown from approximately 600 in 1993 to over 3,600 hospital and healthcare facility clients at the end of 2002. Over 98% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Scripps Health Systems, Stanford Health Care, Swedish Health Services, Texas Children’s Hospital, UCLA Medical Center and The University of Chicago Hospitals. As of December 31, 2002, no single client, including affiliated groups, comprised more than 10% of our temporary healthcare professionals on assignment and no single client facility comprised more than 2% of our temporary healthcare professionals on assignment.

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

The following graph illustrates the elements of our business model:

Marketing and Recruitment of New Temporary Healthcare Professionals

We believe that nursing and allied health professionals are attracted to us because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments that provide the opportunity to travel to numerous attractive locations throughout the United States.

We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of temporary healthcare professionals. Because it is common for these healthcare professionals to register with more than one brand in the industry, we believe that by offering six distinct brands we increase our ability to recruit temporary healthcare professionals. Each brand has its own distinct marketing identity to prospective temporary healthcare professionals, allowing us to segment the nursing population. We tailor the marketing of each of our brands through a combination of websites, journal advertising, conferences and conventions, direct mail, printed marketing material and, most importantly, through personal word-of-mouth referrals from current and former temporary healthcare professionals. Referrals from our current and former temporary healthcare professionals are our largest source of new temporary healthcare professionals applying with us. We also operate NurseZone.com and RN.com, two leading nurse community websites. NurseZone.com caters to the professional and personal lives of nurses, offering nursing news and updates, links to other Internet sites, discounted products and services, continuing education courses and career opportunities sponsored by our six recruitment brands, including an online temporary healthcare professional application process. RN.com offers online education opportunities for nurses, other online nurse related services and an online temporary healthcare professional application process. In addition, we operate a variety of other websites, including Travelnursing.com and Nursingjobs.com. Our six leading brands are featured on each website, and each website includes an easy and efficient online application process where temporary healthcare professionals can complete one application online and have it sent to each of the brands of their choice.

Screening and Quality Management

Through our quality management department, we screen all candidates prior to their placement, and we continue to evaluate our temporary healthcare professionals after they are placed to ensure adequate performance as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our temporary healthcare professionals have the appropriate experience, credentials and skills for the assignments that they accept. Our experience has shown us that well-matched placements result in satisfied temporary healthcare professionals and healthcare facility clients. Our screening and quality management process includes three principal stages:

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

Assignment specific screening.    Once an assignment is accepted by a temporary healthcare professional, our quality management department tracks the necessary documentation and license verification required for the temporary healthcare professional to meet the requirements set forth by us, the hospital or healthcare facility and, when required, the applicable state board of health or nursing. Additionally, where state and federal laws apply with regard to the employment of healthcare workers, we have in place the necessary procedures to ensure compliance with these requirements. These requirements may include obtaining copies of specific health records, drug screening, criminal background checks and certain certifications or continuing education courses.

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

Sales and Marketing to Hospitals and Healthcare Facilities

Our team of regional client service directors markets our services to prospective hospital and healthcare facility clients, and supervises ongoing contract management of existing clients in each of their territories. We market our services to hospitals and healthcare facilities under one corporate brand name, AMN Healthcare, a single staffing provider with six recruitment sources of temporary healthcare professionals: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC and O’Grady-Peyton International.

The number of our hospital and healthcare facility clients that we have contracts with has grown from approximately 600 in 1993 to over 3,600 clients at the end of 2002. Over 98% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools.

Account Management

Once hospital and healthcare facility contracts are obtained by our regional client service directors, our hospital account managers are responsible for soliciting and receiving orders from these clients and working with our recruiters to fill those orders with qualified temporary healthcare professionals. An “order” is a request from a client hospital or healthcare facility for a temporary healthcare professional to fill an assignment. Hospital account managers regularly call and solicit orders from our clients, who also submit orders via the Internet and by fax. Depending upon their size and specific needs, one hospital or healthcare facility client may have in excess of 50 open orders at one time.

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

Placement

Orders are entered into our information network and are available to the recruiters at all of our recruitment brands. Our recruiters provide our hospital account managers with the personnel profiles of the temporary healthcare professionals who have expressed an interest in a particular assignment. The hospital account manager follows up to arrange a telephone interview between the temporary healthcare professional and the hospital, and confirms offers and placements with the hospital or healthcare facility.

Our recruiters seek to develop and maintain strong and lasting relationships with our temporary healthcare professionals. Each recruiter manages a group of pre-screened temporary healthcare professionals and works to understand the unique needs and desires of each healthcare professional. The recruiter will present open order assignments to a temporary healthcare professional, request that the personnel profile be submitted for placement consideration, arrange a telephone interview with assistance from the hospital account managers, make any special requests for housing and generally facilitate each placement.

In the case of our international temporary healthcare professionals, the recruiters at our O’Grady-Peyton International brand, including those located in the United Kingdom, Australia and South Africa, assist candidates in preparing for the United States nursing examination and subsequently obtaining a U.S. nursing license. These recruiters also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents or to obtain work visas prior to their arrival in the United States.

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

Housing

We offer substantially all of our temporary healthcare professionals free or subsidized housing while on assignment. Our housing department is centralized and managed at our San Diego corporate headquarters. Our housing department facilitates the leasing of all apartments and furniture, manages utilities and arranges all housing and roommate assignments for the thousands of temporary healthcare professionals that we place each year. We generally offer our temporary healthcare professionals a free two-bedroom apartment to share with another temporary healthcare professional. If a temporary healthcare professional desires to have a private, one-bedroom apartment, they typically pay a housing fee to us to cover the incremental costs. If a temporary healthcare professional chooses not to accept housing provided by us, they receive a monthly housing stipend in lieu of an apartment. Generally, our international temporary healthcare professionals are provided with increased travel reimbursements and assistance with immigration costs in lieu of free or subsidized housing. We currently lease over 4,400 apartments nationwide with a monthly housing expense of over $5 million.

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

Temporary Healthcare Professional Payroll

During 2002, approximately 96% of our working temporary healthcare professionals were on our payroll, while approximately 4% were paid directly by the hospital or healthcare facility client. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. To provide convenience and flexibility to our hospital and healthcare facility clients, we accommodate several different payroll cycles and allow the client to choose the cycle that most closely matches that of their permanent staff. This enables our hospital and healthcare facility clients to integrate management of temporary healthcare professional scheduling and overtime with their permanent staff.

Consistent accuracy and timeliness of making payroll payments is essential to the retention of our temporary healthcare professionals. Our internal payroll service group currently receives and processes timesheets for over 7,400 temporary healthcare professionals. Payroll is typically processed within 72 hours after the completion of each pay period, heightening the importance of having adequately trained and skilled payroll personnel and appropriate operating and information systems. We process our payroll utilizing a leading national payroll processing service that can accommodate our large quantity of transactions and the many federal, state and local withholding and employer taxing requirements across the United States.

Our payroll service group offers our temporary healthcare professionals several service benefits, including multi-account direct deposit, automatic 401(k) deductions, dependent care and flexible spending account deductions and housing co-pay deductions when the temporary healthcare professional chooses to upgrade to a private one-bedroom apartment, rather than a free shared two-bedroom apartment.

Temporary Healthcare Professional Benefits

In our effort to attract and retain highly qualified traveling professionals, we offer a variety of benefits to our temporary healthcare professionals. These benefits include:

•	Travel Reimbursement. Temporary healthcare professionals receive travel reimbursement for each assignment. Reimbursements are calculated on a “per mile” basis with a cap on the total, and are often billed as a separate cost to the hospital or healthcare facility client.

•	Group Medical, Dental and Life Insurance. We pay 100% of premium expenses for medical, dental and life insurance.

•	Referral Bonuses. Through our referral bonus program, a temporary healthcare professional receives a bonus if he or she successfully refers a new temporary healthcare professional to us.

•	Completion Bonuses. Some of our assignments offer special completion bonuses, which we pay in a lump sum once the temporary healthcare professional has completed his or her assignment. When offered, completion bonuses usually range from $250 to $5,000 for a 13-week assignment and are typically billed as a separate cost to the hospital or healthcare facility client, with a small markup to cover employer taxes and overhead.

•	401(k) Plan and Dependent Care and Medical Reimbursement. We offer immediate enrollment in our 401(k) plan, including matching employer contributions after 1,000 hours of continued service. In addition, we provide pre-tax deductions for employee dependent care expenses and a medical spending account.

•	Free Continuing Education. We are a fully accredited provider of continuing education by the American Nurses Credentialing Center. Through our professional development center, our temporary healthcare professionals receive free continuing education courses and seminars. In addition, they can obtain the information needed to apply for licensure in the state where they will travel.

Hospital Billing

To accommodate the needs of our hospital clients, we offer two types of billing: payroll contracts and flat rate contracts. During 2002, we billed approximately 96% of working temporary healthcare professionals based on payroll contracts and approximately 4% based on flat rate contracts.

Payroll Contracts.    Under a payroll contract, the temporary healthcare professional is our employee for payroll and benefits purposes. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly rate which effectively includes reimbursement for recruitment fees, wages and benefits for the temporary healthcare professional, employer taxes and housing expenses. Overtime, shift differential and holiday hours worked are typically billed at a premium rate. In turn, we pay the temporary healthcare professional’s wages, housing and travel costs and benefits. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. Providing these payroll services, which is cash flow intensive, also gives us a competitive edge over smaller staffing firms.

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

Information Systems

Our primary management information and communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our staffing offices. Our financial systems are primarily centralized at our corporate headquarters and our operational reporting is standardized at all of our offices. To facilitate payroll for our corporate employees and our temporary healthcare professionals, we utilize a system provided by a national payroll processing service. In addition, we plan to implement a new payroll and billing software system in 2003.

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

Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We continually analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us. We have also developed educational materials for distribution to our temporary healthcare professionals that are targeted to address specific work-injury risks and documentation of clinical events. In addition, we have compiled a universal safety manual that every temporary healthcare professional receives each year.

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

We believe that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the travel healthcare staffing industry. Continuing nursing shortages and factors driving the demand for nurses over the past several years have made it increasingly difficult for hospitals to meet their staffing needs. More established firms have a large pool of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services, which are cash flow intensive, to healthcare providers. As a result, sizable and established firms such as ours have had an advantage over smaller participants.

Some of our competitors in the temporary healthcare staffing sector include Cross Country, InteliStaf, Nursefinders, Medical Staffing Network, On Assignment and RehabCare Group.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently licensed in all twelve states that require such licenses.

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

With respect to our recruitment of international temporary healthcare professionals through our O’Grady-Peyton International brand, we must comply with certain United States immigration law requirements, including the Illegal Immigration Reform and Immigrant Responsibility Act of 1996. We primarily bring temporary healthcare professionals to the United States as immigrants, or lawful permanent residents (commonly referred to as “green card” holders). We screen foreign temporary healthcare professionals and assist them in preparing for the national nursing examination and subsequently obtaining a U.S. nursing license. We file petitions with the Immigration and Naturalization Service for a temporary healthcare professional to become a permanent resident of the United States or obtain necessary work visas. Generally, such petitions are accompanied by proof that the temporary healthcare professional has either passed the Commission on Graduates of Foreign Nursing Schools Examination or holds a full and unrestricted state license to practice professional nursing, as well as a contract between us and the temporary healthcare professional demonstrating that there is a bona fide job offer.

Employees

As of December 31, 2002, we had 1,040 corporate employees. We believe that our employee relations are good. The following chart shows our number of corporate employees by department:

Recruitment	310
Regional Directors and Hospital Account Managers	50
Housing, Quality Management and Traveler Services	265
Customer Accounting and Payroll	230
MIS, Support Services, HR, Marketing and Facilities Staff	155
Corporate and Subsidiary Management	30

Total Corporate Employees	1,040

During the fourth quarter of 2002, we had an average of over 8,100 temporary healthcare professionals working on assignment.

Additional Information

We maintain a corporate website at www.amnhealthcare.com/investors. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current forms on Form 8-K, and amendments to these reports, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission.

Item 2.     Properties

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We are planning to relocate our headquarters during the second half of 2003 to a new building in which we have leased 176,000 square feet in San Diego, California. We currently lease office space in eleven locations, as identified in the chart below:

Location	Square Feet
San Diego, California (corporate headquarters)	117,930
Ft. Lauderdale, Florida	32,138
Louisville, Colorado	19,427
Huntersville, North Carolina	15,600
Davidson, North Carolina	9,440
Savannah, Georgia	5,656
Cape Town (South Africa)	1,399
Birmingham (United Kingdom)	2,300
London (United Kingdom)	1,281
Canning Vale (Australia)	958
Sydney (Australia)	129

Total	206,258

Item 3.     Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

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

	High	Low
Year Ended December 31, 2001
Fourth Quarter (since November 13, 2001)	$27.90	$21.00
Year Ended December 31, 2002
First Quarter	$28.40	$20.50
Second Quarter	$37.40	$26.00
Third Quarter	$35.06	$17.50
Fourth Quarter	$21.80	$13.41

As of March 17, 2003, there were 38,574,050 shares of our common stock issued and outstanding that were held by 13 stockholders of record. There were no sales of unregistered securities during the fourth quarter of 2002. On March 17, 2003, the last reported sale price of our common stock on the New York Stock Exchange was $11.18 per share.

We have not paid any dividends in the past and currently do not expect to pay cash dividends or make any other distributions in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as our board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants in our revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. The stock repurchase is subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program, we repurchased 2,078,100 shares at an average purchase price of $16.92 per share, or an aggregate of $35.2 million, during 2002.

Item 6.     Selected Consolidated Financial and Operating Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from our audited financial statements that do not appear herein. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$87,718	$146,514	$230,766	$517,794	$775,683
Cost of revenue	67,244	111,784	170,608	388,284	586,900

Gross profit	20,474	34,730	60,158	129,510	188,783

Expenses:
Selling, general and administrative (excluding non-cash stock-based compensation)	12,804	20,677	30,728	71,483	97,666
Non-cash stock-based compensation(1)	—	—	22,379	31,881	874
Amortization	1,163	1,721	2,387	5,562	369
Depreciation	171	325	916	2,151	3,470
Transaction costs(2)	—	12,404	1,500	1,955	139

Total expenses	14,138	35,127	57,910	113,032	102,518

Income (loss) from operations	6,336	(397)	2,248	16,478	86,265
Interest (income) expense, net	2,476	4,030	10,006	13,933	(343)

Income (loss) before minority interest, income taxes and extraordinary item	3,860	(4,427)	(7,758)	2,545	86,608
Minority interest in earnings of subsidiary(3)	(657)	(1,325)	—	—	—
Income tax expense (benefit)	1,571	(872)	(2,560)	1,476	34,252

Income (loss) before extraordinary item	1,632	(4,880)	(5,198)	1,069	52,356
Extraordinary loss on extinguishment of debt, net of tax benefit	—	(730)	—	(5,455)	—

Net income (loss)	$1,632	$(5,610)	$(5,198)	$(4,386)	$52,356

Net income (loss) per common share:
Basic	$0.09	$(0.26)	$(0.23)	$(0.14)	$1.23

Diluted	$0.09	$(0.26)	$(0.23)	$(0.14)	$1.12

Weighted average common shares outstanding:
Basic	17,751	21,715	22,497	30,641	42,534

Diluted	17,751	21,715	22,497	30,641	46,805

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Other Financial and Operating Data:
Revenue growth	N/A	67%	58%	124%	50%

Average temporary healthcare professionals on assignment	1,444	2,289	3,166	5,964	7,783

Growth in average temporary healthcare professionals on assignment	N/A	59%	38%	88%	31%

Capital expenditures	$690	$1,656	$2,350	$4,497	$4,328

	As of December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$888	$503	$546	$31,968	$40,135
Working capital	13,159	21,655	44,149	116,478	137,305
Total assets	65,337	79,878	209,410	308,929	348,774
Total long-term debt, including current portion	37,596	74,006	122,889	—	—
Total stockholders’ equity (deficit)	19,477	(2,111)	67,070	271,905	295,824

(1)	Non-cash stock-based compensation represents compensation expense related to our stock option plans to reflect the difference between the fair market value and the exercise price of stock options previously issued to our officers. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9.”

(2)	Transaction costs represent costs incurred in connection with our 1999 recapitalization, our acquisition of Preferred Healthcare Staffing in 2000, our initial public offering in 2001 and our acquisition of Healthcare Resource Management Corporation in 2002.

(3)	On October 18, 1999, the minority stockholder of one of our subsidiaries exchanged their shares of the subsidiary for our shares. As a result, no minority interest is reflected after that date.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” and place them on temporary assignments, typically for 13 weeks away from their permanent homes, at hospitals and healthcare facilities throughout the United States.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Although the temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us, we are able to generate greater profits by providing these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During 2002, approximately 96% of our contracts with our hospital and healthcare facility clients were payroll contracts.

Since 1998 we have completed five strategic acquisitions. We acquired Medical Express, Inc. in November 1998, which strengthened our presence in the Pacific Northwest and Mountain states. During 2000, we completed the acquisitions of NursesRx, Inc. in June and Preferred Healthcare Staffing, Inc. in November, which strengthened our presence in the Eastern and Southern regions of the United States. We completed our acquisition of O’Grady-Peyton International (USA), Inc., “OGP,” in May 2001, the leading recruiter of registered nurses from English-speaking foreign countries for placement in the United States. We completed our fifth acquisition in April 2002, acquiring Healthcare Resource Management Corporation, “HRMC,” further strengthening our presence in the Eastern and Southern regions of the United States. Each of these acquisitions has been accounted for by the purchase method of accounting. Therefore, the operating results of the acquired entities are included in our results of operations commencing on the date of acquisition of each entity. As a result, our results of operations following each acquisition may not be comparable with our prior results.

At the completion of our initial public offering in November 2001, options to purchase 5,182,000 shares of our common stock that we previously granted to members of our management immediately vested. These options had an average exercise price of $12.45 which was below the initial public offering price of $17.00 per share. As a result, we recorded approximately $18.8 million of non-cash stock-based compensation expense in the fourth quarter of 2001, of which $18.7 million was related to these options. In addition, we also recorded $13.1 million of non-cash stock-based compensation expense in the first three quarters of 2001 and $22.4 million for 2000. We also retired all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering. The retirement of debt resulted in an extraordinary loss on extinguishment of debt of approximately $5.5 million, net of tax benefits, which was related to the write-off of the unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees.

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. During the most recent quarters, we believe the travel nurse staffing sector’s growth rate has substantially moderated from the accelerated pace experienced during the previous two years. Recently, our revenue growth has substantially moderated as well. During the past few months, certain factors have impacted the demand for travel nurses. Our client hospitals are placing orders and hiring our temporary healthcare professionals later in the placement cycle, and we believe hospitals have increased their efforts to maximize the utilization of permanent staff and the cost-effectiveness of outsourced staffing solutions.

Critical Accounting Principles and Estimates

In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We have recorded goodwill and intangibles resulting from our acquisitions completed in the past four years. Through December 31, 2001, goodwill and intangibles were amortized on a straight-line basis over their lives of 25 years and 4 years, respectively. Upon the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing goodwill and performed the transitional impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. We also performed our annual impairment analysis on December 31, 2002 and determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

•	We maintain an accrual for our health and workers compensation self-insurance, which is classified as accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker, independent actuarial studies and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

•

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals as appropriate. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Years Ended December 31,
	2000	2001	2002
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	73.9	75.0	75.7

Gross profit	26.1	25.0	24.3
Selling, general and administrative (excluding non-cash stock-based compensation)	13.3	13.8	12.6
Non-cash stock-based compensation	9.7	6.2	0.1
Amortization and depreciation expense	1.4	1.5	0.5
Transaction costs	0.7	0.4	0.0

Income (loss) from operations	1.0	3.1	11.1
Interest (income) expense, net	4.4	2.7	(0.1)

Income (loss) before income taxes and extraordinary item	(3.4)	0.4	11.2
Income tax expense (benefit)	(1.1)	0.2	4.4
Extraordinary loss on extinguishment of debt, net of tax benefit	—	1.0	—

Net income (loss)	(2.3)%	(0.8)%	6.8%

Comparison of Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2002

Revenue.    Revenue increased 50%, from $517.8 million for 2001 to $775.7 million for 2002. Of the $257.9 million increase, approximately $232.7 million was attributable to expansion of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 45%. The total number of temporary healthcare professionals on assignment in our existing brands grew 26% and contributed approximately $136.5 million to the increase. Enhancements in contract terms included increases in hourly rates charged to hospital and healthcare facility clients that accounted for approximately $79.2 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts that accounted for approximately $17.0 million of this increase. The remainder of the increase, $25.2 million, was attributable to the acquisitions of OGP in May 2001 and HRMC in April 2002.

Cost of Revenue.    Cost of revenue increased 51%, from $388.3 million for 2001 to $586.9 million for 2002. Of the $198.6 million increase, approximately $180.8 million was attributable to the organic growth of our existing brands, and approximately $17.8 million was attributable to the acquisitions of OGP and HRMC.

Gross Profit.    Gross profit increased 46%, from $129.5 million for 2001 to $188.8 million for 2002, representing gross margins of 25.0% and 24.3%, respectively. The decrease in the gross margin was primarily attributable to a larger pass-through of price increases in the form of benefits for our temporary healthcare professionals, as compared to 2001, and the shift in the mix of temporary healthcare professionals from flat rate contracts to payroll contracts.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 37%, from $71.5 million for 2001 to $97.7 million for 2002. Of the $26.2 million increase, approximately $5.1 million was attributable to the acquisitions of OGP and HRMC. The remaining increase of $21.1 million was primarily attributable to increases in administrative and office expenses, marketing, information systems development, recruiting and nurse professional development in support of the recent and anticipated growth in temporary healthcare professionals under contract.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $31.9 million in 2001 and $0.9 million in 2002 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options. The decrease is attributable to options to purchase 5,182,000 shares of our common stock that we previously granted to members of our management that immediately vested upon the completion of our initial public offering in 2001. These options had an average exercise price $12.45 per share below the initial public offering price of $17.00 per share and, as a result, we recorded approximately $31.8 million of non-cash stock-based compensation expense in 2001 related to these options. The 2002 expense amount relates to the amortization of the intrinsic value of 2001 option grants to members of our management over their vesting period of four years.

Amortization and Depreciation Expense.    Amortization expense decreased from $5.6 million for 2001 to $0.4 million for 2002. This decrease was primarily attributable to the adoption of SFAS No. 142, effective January 1, 2002, under which goodwill amortization ceased. Depreciation expense increased from $2.2 million for 2001 to $3.5 million for 2002. The increase was primarily attributable to internally developed software placed into service in 2001 and furniture and equipment purchased to support our recent and anticipated growth.

Transaction Costs.    Transaction costs of $2.0 million for 2001 related to the termination of an advisory agreement in conjunction with our initial public offering. Transaction costs of $0.1 million for 2002 related to the non-capitalized costs incurred in connection with the acquisition of HRMC.

Interest (Income) Expense, Net.    Interest (income) expense, net was expense of $13.9 million for 2001 as compared to income of $0.3 million for 2002. Of the $14.2 million change, approximately $13.9 million was attributable to to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001.

Income Tax Expense.    Income tax expense increased from $1.5 million for 2001 to $34.3 million for 2002, reflecting effective income tax rates of 58% and 40% for these periods, respectively. The difference between the effective tax rate in 2001 and our expected effective tax rate for that year of 41% was primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income created by the non-cash stock-based compensation charge.

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

Comparison of Results for the Year Ended December 31, 2000 to the Year Ended December 31, 2001

Revenue.    Revenue increased 124% from $230.8 million for 2000 to $517.8 million for 2001. Of the $287.0 million increase, approximately $160.6 million was attributable to expansion of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 70%. The total number of temporary healthcare professionals on assignment in our existing brands grew 40% and contributed approximately $92.8 million to the increase. Enhancements in contract terms included increases in hourly rates charged to hospital and healthcare facility clients that accounted for approximately $38.5 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts that accounted for approximately $29.3 million of this increase. The remainder of the increase, $126.4 million, was attributable to the acquisitions of NursesRx in June 2000, Preferred Healthcare Staffing in November 2000 and OGP in May 2001.

Cost of Revenue.    Cost of revenue increased 128%, from $170.6 million for 2000 to $388.3 million for 2001. Of the $217.7 million increase, approximately $122.6 million was attributable to the organic growth of our existing brands, and approximately $95.1 million was attributable to the acquisitions of NursesRx, Preferred Healthcare Staffing and OGP.

Gross Profit.    Gross profit increased 115%, from $60.2 million for 2000 to $129.5 million for 2001, representing gross margins of 26.1% and 25.0%, respectively. The decrease in the gross margin was primarily attributable to larger pass-through of price increases in the form of benefits for our temporary healthcare professionals, as compared to 2000, and the shift in the mix of temporary healthcare professionals from flat rate contracts to payroll contracts.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 133%, from $30.7 million for 2000 to $71.5 million for 2001. Of the $40.8 million increase, approximately $18.4 million was attributable to the acquisitions of NursesRx, Preferred Healthcare Staffing and OGP. The remaining increase of $22.4 million was primarily attributable to increases in nurse professional development, information systems development, marketing, recruiting and administrative and office expenses in support of the recent and anticipated growth in temporary healthcare professionals under contract.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $22.4 million in 2000 and $31.9 million in 2001 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options.

Amortization and Depreciation Expense.    Amortization expense increased from $2.4 million for 2000 to $5.6 million for 2001. This increase was attributable to the additional goodwill associated with the acquisitions of

NursesRx, Preferred Healthcare Staffing and OGP. Depreciation expense increased from $0.9 million for 2000 to $2.2 million for 2001. This increase was primarily attributable to the acquisitions of NursesRx, Preferred Healthcare Staffing and O’Grady-Peyton International and the purchase of furniture and equipment to support our recent and anticipated growth.

Transaction Costs.    Transaction costs of $2.0 million for 2001 related to the termination of an advisory agreement in conjunction with our initial public offering. Transaction costs of $1.5 million for 2000 related to the non-capitalized costs incurred in connection with the acquisition of Preferred Healthcare Staffing.

Interest Expense, Net.    Interest expense, net increased from $10.0 million for 2000 to $13.9 million for 2001. Of the $3.9 million increase, approximately $3.7 million was attributable to additional borrowings incurred in conjunction with the acquisitions of NursesRx, Preferred Healthcare Staffing and OGP. The remaining increase was primarily due to the new accounting treatment for derivative instruments under SFAS No. 133. Beginning January 1, 2001, SFAS No. 133, as amended, required us to recognize the changes to the fair value of our derivative hedging instruments as a component of interest expense. All derivative instruments were terminated upon the completion of our initial public offering and the retirement of all of our existing indebtedness in November 2001.

Income Tax (Expense) Benefit.    The provision for income tax for 2000 was a benefit of $2.6 million as compared to income tax expense of $1.5 million for 2001, reflecting effective income tax rates of a 33% benefit and 58% expense for these periods, respectively. The differences between these effective tax rates and our expected effective tax rate of approximately 41% were primarily attributable to the effect of various permanent tax difference items, the impact of which was magnified by the reduction in pre-tax income created by the non-cash stock-based compensation charges.

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

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At December 31, 2002 and throughout 2002, we had no debt outstanding under our revolving credit facility. On January 10, 2003, we amended our amended and restated credit agreement to increase our secured revolving credit facility to up to $75.0 million in borrowing capacity. The revolving credit facility has a maturity date of December 31, 2006 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital, acquisitions, repurchases of common stock and general corporate purposes, subject to various limitations.

We have relatively low capital investment requirements. Capital expenditures were $2.4 million, $4.5 million and $4.3 million in 2000, 2001 and 2002, respectively. In 2002, our primary capital expenditures were $1.7 million for purchased and internally developed software and $2.6 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements to be similar in the future, other than costs related to our implementaton of a new billing and payroll system and costs related to our future corporate headquarters, including leasehold improvements, furniture and equipment, which we expect to range between $7.0 and $9.0 million. See “Item 2. Properties.”

Our business acquisition expenditures were $91.8 million in 2000, $13.0 million in 2001 and $9.5 million in 2002. During 2000, we completed the acquisitions of NursesRx and Preferred Healthcare Staffing and in May 2001, we acquired OGP. In April 2002, we completed the acquisition of HRMC. These acquisitions were financed through a combination of bank debt and equity investments, except for HRMC, which was financed with cash provided by operations. In connection with our acquisition of NursesRx, we are obligated to make a $3.0 million payment to the former shareholders. The first two payments of $1.0 million each were made prior to December 31, 2002, in accordance with the terms of the agreement, and the final installment of $1.0 million will be paid on June 30, 2003. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings or some combination of the foregoing.

Our principal working capital need is for accounts receivable, which has increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations for 2002 was $56.9 million, resulting primarily from cash earnings generated by us, offset by the growth in working capital.

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. The stock repurchase is subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program, we repurchased 2,078,100 shares at an average purchase price of $16.92 per share, or an aggregate of $35.2 million, during 2002.

We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

At December 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10.”

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

Historically, the number of temporary healthcare professionals on assignment has increased during January through March followed by declines or minimal growth during April through August. During September through

November, our temporary healthcare professional count has historically increased, followed by a decline in December. Seasonality of revenue and earnings is expected to continue. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board, or “FASB,” issued Statement of Financial Accounting Standards, or “SFAS,” No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the financial impact of this statement will have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The disclosure requirements of this Interpretation are effective for interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of the Interpretation are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope FIN 45.

On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Variable interest entities include such entities often referred to as structured finance or special purpose entities. FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 will also affect leasing transactions where the lessor may constitute as variable interest entities. We are currently evaluating the impact of FIN 46 on our financial statements and related disclosures. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have provided certain disclosures in other areas of this filing and we do not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements and related disclosures.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ from those implied by the forward-looking statements in this Annual Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals and ability to attract and retain operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	the attractiveness to hospitals and healthcare facility clients of our services;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	our ability to successfully implement our acquisition and integration strategies;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to operate our business in compliance with these regulations;

•	the impact of medical malpractice and other claims asserted against us; and

•	our ability to carry out our business strategy.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described in the “Risk Factors” section and elsewhere in this Annual Report.

Risk Factors

The following risk factors should be read carefully in connection with evaluating us and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our company, operating results, financial condition and the actual outcome of matters as to which forward- looking statements are made in this Annual Report on Form 10-K. Certain statements in “Risk Factors” constitute “forward-looking statements.” Our actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our competitors in the temporary nurse staffing sector include Cross Country, InteliStaf, Nursefinders, Medical Staffing Network, On Assignment and RehabCare Group. In addition, we compete with staffing organizations owned by national healthcare facilities that provide staffing services to their member hospitals. Some of these companies may have greater marketing and financial resources than us. We believe that the primary competitive factors in obtaining and retaining hospital and healthcare facility clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring employees’ job performance. We compete for temporary healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause our revenues and margins to decline.

Our business depends upon our ability to secure and fill new orders from our hospital and healthcare facility clients because we do not have long-term agreements or exclusive contracts with them.

We do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business is dependent upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients or are unable to provide a cost-effective staffing solution, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

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

The federal government has undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could have a material adverse effect on our business.

State governments have also attempted to control the growth of healthcare costs. For example, the state of Massachusetts implemented a regulation that limits the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses aides. While we are exempt from this regulation, in part, if similar regulations were to be applied to our contracts in other states in which we operate, our revenues and margins could decrease.

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

Our business is generally not subject to the extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs. However, these laws and regulations could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/

or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

Significant legal actions could subject us to substantial liabilities.

In recent years, our hospital and healthcare facility clients have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Because our temporary healthcare professionals provide medical care, claims may be brought against our temporary healthcare professionals and us relating to the quality of medical care provided by our temporary healthcare professionals while on assignment at our hospital and healthcare facility clients. We and our temporary healthcare professionals are at times named in these lawsuits regardless of our contractual obligations or the standard of care provided by our temporary healthcare professionals. In some instances, we are required to indemnify hospital and healthcare facility clients contractually against some or all of these potential legal actions. Also, because most of our temporary healthcare professionals are our employees, we may be subject to various employment claims and contractual disputes regarding the terms of a temporary healthcare professional’s employment. We maintain a policy of $10 million for employment practices coverage. We also have three layers of professional and general liability coverage. The professional and general liability coverage consists of primary coverage with limits of $1 million per occurrence and $3 million in the aggregate, an umbrella policy with limits of $10 million and an excess policy of $10 million. However, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. Also, we may not be able to pass on all or any portion of increased insurance costs to our hospital and healthcare facility clients. If we are unable to maintain adequate insurance coverage or if any claims are not covered by insurance, we may be exposed to substantial liabilities.

We may be legally liable for damages resulting from our hospital and healthcare facility clients’ improper treatment of our traveling healthcare personnel.

Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment and other similar activities by our hospital and healthcare facility clients. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified individuals in the future.

We may not be able to successfully complete the integration of our recent acquisitions.

During the last two years, we acquired two companies in the temporary healthcare staffing industry: OGP and HRMC. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner. In addition, through the acquisition of OGP, we are now involved in the international temporary healthcare professional recruitment markets where we have limited experience. Our failure to effectively integrate either of these businesses could have an adverse effect on our financial condition and results of operations.

Difficulties in maintaining our management information and communications systems may result in increased costs that reduce our profitability.

Our ability to deliver our staffing services to our hospital and healthcare facility clients and manage our internal systems depends to a large extent upon the performance of our management information and communications systems, including our implementation of a new billing and payroll system planned for 2003. If these systems do not adequately support our operations, or if we are required to incur significant additional costs to maintain or expand these systems, our business and financial results could be materially adversely affected.

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

HWH Capital Partners, L.P. and some of its affiliates, whom we refer to collectively as the “HWP stockholders,” beneficially currently own approximately 45.8% of the outstanding shares of our common stock. As a result, the HWP stockholders have significant influence in electing our directors and approving any action requiring the approval of shareholders, including any amendments to our certificate of incorporation, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 31, 2002, we had $135.5 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2002, goodwill represented 39% of our total assets.

Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 25 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 141 and SFAS No. 142. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record an impairment charge relating to goodwill, our stock price could be adversely affected.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. In 2000 and 2001, our primary exposure to market risk had been interest rate risk associated with our debt instruments, short-term investments and derivative instruments. In instances where we had variable (floating) rate debt, we attempted to minimize our interest rate risk by entering into interest rate swap or cap instruments. Our corporate policy is to enter into derivative instruments only if the purpose of such instruments is to hedge a known underlying risk. During 2002, our primary exposure to market risk related to interest rates on short-term investments only.

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $73,000 for 2000 and $58,000 for 2001, respectively. During the year ended December 31, 2002, we had no outstanding debt or related derivative instruments. A 1% change in the interest rates on short-term investments would have resulted in interest income fluctuating by approximately $0, $50,000 and $102,000 for 2000, 2001 and 2002, respectively.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries, (the Company), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

KPMG LLP

San Diego, California

February 7, 2003

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$40,135	$15,654
Short-term investments	—	16,314
Accounts receivable, net	134,456	105,416
Income taxes receivable	—	4,803
Prepaid expenses	11,897	7,810
Other current assets	2,165	1,943

Total current assets	188,653	151,940
Fixed assets, net	9,869	7,713
Deferred income taxes, net	12,111	19,406
Deposits	1,412	617
Goodwill, net	135,532	127,752
Other intangibles, net	1,197	1,501

Total assets	$348,774	$308,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,225	$1,643
Accounts payable and accrued expenses	12,738	5,625
Accrued compensation and benefits	34,488	23,965
Income taxes payable	1,659	—
Other current liabilities	1,238	4,229

Total current liabilities	51,348	35,462
Other long-term liabilities	1,602	1,562

Total liabilities	52,950	37,024

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,991 and 42,290 shares issued at December 31, 2002 and 2001, respectively	430	423
Additional paid-in capital	352,541	345,821
Treasury stock, at cost (2,078 and 0 shares at December 31, 2002 and 2001, respectively)	(35,164)	—
Accumulated deficit	(21,983)	(74,339)

Total stockholders’ equity	295,824	271,905

Commitments and contingencies
Total liabilities and stockholders’ equity	$348,774	$308,929

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue	$775,683	$517,794	$230,766
Cost of revenue	586,900	388,284	170,608

Gross profit	188,783	129,510	60,158

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	97,666	71,483	30,728
Non-cash stock-based compensation	874	31,881	22,379
Amortization	369	5,562	2,387
Depreciation	3,470	2,151	916
Transaction costs	139	1,955	1,500

Total expenses	102,518	113,032	57,910

Income from operations	86,265	16,478	2,248
Interest (income) expense, net	(343)	13,933	10,006

Income(loss) before income taxes and extraordinary item	86,608	2,545	(7,758)
Income tax expense (benefit)	34,252	1,476	(2,560)

Income(loss) before extraordinary item	52,356	1,069	(5,198)
Extraordinary loss on extinguishment of debt, net of tax benefit of $0, $2,810 and $0, respectively	—	(5,455)	—

Net Income (loss)	$52,356	$(4,386)	$(5,198)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$1.23	$0.04	$(0.23)
Extraordinary loss	—	(0.18)	—

Net income (loss) per common share	$1.23	$(0.14)	$(0.23)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$1.12	$0.04	$(0.23)
Extraordinary loss	—	(0.18)	—

Net income (loss) per common share	$1.12	$(0.14)	$(0.23)

Weighted average common shares outstanding:
Basic	42,534	30,641	22,497

Diluted	46,805	30,641	22,497

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

C ONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 1999	20,375	$204	$62,440	$—	$(64,755)	$—	$(2,111)
Issuance of common stock	8,460	84	51,916	—	—	—	52,000
Stock-based compensation	—	—	22,379	—	—	—	22,379
Net loss	—	—	—	—	(5,198)	—	(5,198)

Total comprehensive loss							(5,198)

Balance, December 31, 2000	28,835	288	136,735	—	(69,953)	—	67,070
Stock-based compensation	—	—	31,881	—	—	—	31,881
Issuance of common stock for cash, net of issuance costs	11,500	115	177,225	—	—	—	177,340
Cashless exercise of warrants	1,955	20	(20)	—	—	—	—
Comprehensive income (loss):
SFAS No. 133 (derivatives) transition adjustment	—	—	—	—	—	(589)	(589)
Amortization of SFAS No. 133 transition adjustment	—	—	—	—	—	123	123
Realized loss for termination of derivative instruments	—	—	—	—	—	466	466
Net loss	—	—	—	—	(4,386)	—	(4,386)

Total comprehensive loss							(4,386)

Balance, December 31, 2001	42,290	423	345,821	—	(74,339)	—	271,905
Issuance costs of common stock	—	—	(1,080)	—	—	—	(1,080)
Repurchase of common stock into treasury	—	—	—	(35,164)	—	—	(35,164)
Exercise of stock options	701	7	3,176	—	—	—	3,183
Income tax benefit from stock option exercises	—	—	3,750	—	—	—	3,750
Stock-based compensation	—	—	874	—	—	—	874
Net income	—	—	—	—	52,356	—	52,356

Total comprehensive income							52,356

Balance, December 31, 2002	42,991	$430	$352,541	$(35,164)	$(21,983)	$—	$295,824

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$52,356	$(4,386)	$(5,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,839	7,713	3,303
Extraordinary loss on extinguishment of debt	—	6,996	—
Provision for bad debts	2,833	2,906	435
Noncash interest expense	370	4,381	4,188
Provision for (benefit from) deferred income taxes	7,295	(8,649)	(9,727)
Stock-based compensation	874	31,881	22,379
Loss (gain) on disposal or sale of fixed assets	228	(2)	17
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(30,147)	(39,482)	(23,572)
Income taxes receivable and other current assets	668	(4,668)	1,921
Deposits	(732)	(515)	(63)
Accounts payable and accrued expenses	3,663	2,652	68
Accrued compensation and benefits	10,198	11,700	3,772
Income taxes payable	5,408	(7,548)	1,745
Due to former shareholder	—	(342)	(1,334)
Other liabilities	—	42	480

Net cash provided by (used in) operating activities	56,853	2,679	(1,586)

Cash flows from investing activities:
Purchase of short-term investments	—	(16,314)	—
Proceeds from sale of short-term investments	16,314	—	—
Purchase of fixed assets	(4,328)	(4,497)	(2,350)
Cash paid for acquisitions, net of cash received	(9,534)	(12,971)	(91,793)
Cash paid under deferred purchase agreement	(1,000)	(1,000)	—

Net cash provided by (used in) investing activities	1,452	(34,782)	(94,143)

Cash flows from financing activities:
Capital lease repayments	(244)	(94)	(18)
Proceeds from issuance of notes payable	—	18,000	48,180
Payment of financing costs	(101)	(1,261)	(1,405)
Payments on notes payable	—	(147,861)	(2,500)
Repurchase of common stock	(35,164)	—	—
Proceeds from issuance of common stock, net of issuance costs	2,103	177,340	52,000
Change in bank overdraft, net of effects of acquisitions	(418)	1,087	(485)

Net cash provided by (used in) financing activities	(33,824)	47,211	95,772

Net increase in cash and cash equivalents	24,481	15,108	43
Cash and cash equivalents at beginning of year	15,654	546	503

Cash and cash equivalents at end of year	$40,135	$15,654	$546

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $0, $69 and $58 capitalized in 2002, 2001 and 2000, respectively)	$254	$10,149	$5,853

Cash paid for income taxes	$16,864	$14,054	$4,640

Supplemental disclosures of noncash investing and financing activities:
Accrued interest on notes payable converted to notes payable	$—	$2,116	$2,544

Fixed assets acquired through capital leases	$1,307	$142	$109

Fair value of assets acquired in acquisitions, net of cash received	$2,074	$6,120	$16,644
Goodwill	7,780	14,579	81,315
Noncompete covenants	208	200	1,036
Liabilities assumed	(528)	(4,787)	(4,693)
Earnout provision accrual	—	(3,141)	—
Present value of deferred purchase payments	—	—	(2,509)

Net cash paid for acquisitions	$9,534	$12,971	$91,793

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(1) Summary of Significant Accounting Policies

(a) General

On April 19, 2001, AMN Holdings, Inc. changed its name to AMN Healthcare Services, Inc. (Services). Services was incorporated in Delaware on November 10, 1997. On December 4, 1997, Services acquired 80% of the outstanding common stock of AMN Healthcare, Inc. (AMN). On November 18, 1998, AMN purchased 100% of Medical Express, Inc. (MedEx). Pursuant to a share exchange completed on October 18, 1999, AMN became a wholly owned subsidiary of Services. On June 28, 2000, AMN purchased 100% of NursesRx, Inc. (NRx). On November 28, 2000, AMN purchased 100% of Preferred Healthcare Staffing, Inc. (PHS). On May 1, 2001, AMN purchased 100% of O’Grady-Peyton International (USA), Inc. (OGP). On July 1, 2001, MedEx and PHS were collapsed into AMN. Also on July 1, 2001, NRx changed its name to Worldview Healthcare, Inc. (Worldview). On April 23, 2002, AMN purchased 100% of Healthcare Resource Management Corporation (HRMC). On December 31, 2002, HRMC was collapsed into AMN. Services, AMN, Worldview and OGP collectively are referred to herein as the Company. The Company recruits nurses and allied health professionals and places them on temporary assignments at hospitals and other healthcare facilities throughout the United States.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Services, AMN, Worldview and OGP. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2002 and 2001, the Company had $7,089,000 and $6,785,000 respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

(d) Short-Term Investments

The Company invests in highly liquid instruments with strong credit ratings. Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. Held-to-maturity securities are stated at amortized cost. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investment as adjustments to yield using the effective interest rate method. Available for sale securities are stated at fair value with unrealized gains or losses reported within stockholders’ equity. Realized gains and losses are recorded based on the specific identification method and are included in the determination of net income.

(e) Fixed Assets

Furniture, equipment, leasehold improvements and software are stated at cost. Equipment acquired under capital leases is stated at the present value of the future minimum lease payments. Additions and improvements are capitalized and maintenance and repairs are expensed when incurred. Depreciation on furniture, equipment and software is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). Leasehold improvements and equipment obtained under capital leases are amortized over the shorter of the term of the lease or the useful life. Amortization of equipment obtained under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

(f) Goodwill

The excess of purchase price over the fair value of net assets of entities acquired is recorded as goodwill.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, “SFAS,” No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

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

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets, excluding deferred financing costs, in the amount of $871,000, all of which are subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $5,253,000 for the year ended December 31, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and determined that the current classifications conform with the criteria in SFAS No. 141. See Note 4.

The following reconciliation adjusts net income (loss) for amortization expense related to goodwill that is no longer amortized under SFAS No. 142, net of tax (in thousands, except per share data):

	Years Ended December 31,
	2002	2001
Net income (loss), as reported	$52,356	$(4,386)
Goodwill amortization, net of tax	—	2,206

Adjusted net income (loss)	$52,356	$(2,180)

Basic net income (loss) per common share:
Net income (loss) per common share, as reported	$1.23	$(0.14)
Goodwill amortization per common share	—	0.07

Adjusted net income (loss) per common share — basic	$1.23	$(0.07)

Diluted net income (loss) per common share:
Diluted net income (loss) per common share, as reported	$1.12	$(0.14)
Goodwill amortization per common share	—	0.07

Adjusted net income (loss) per common share — diluted	$1.12	$(0.07)

(g) Other Intangibles

Other intangibles consist of debt issuance costs related to the Company’s credit facility and noncompete covenants. Debt issuance costs are deferred and amortized to interest expense using the effective interest method

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the respective term of the credit facility. Noncompete covenants were recorded as a result of acquisitions and are amortized over the life of the related agreements.

(h) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single facility customer exceeded 10% of revenue for the years ended December 31, 2002, 2001 and 2000.

(i) Revenue Recognition

Revenue is recognized in the period in which services are provided. Provisions for discounts to customers and other adjustments are provided for in the period the related revenue is recorded.

(j) Advertising Expenses

Advertising costs are expensed as incurred.

(k) Income Taxes

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

(l) Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be disposed of other than by sale are accounted for by revising the depreciable life of the assets.

(m) Fair Value of Financial Instruments

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

(n) Common Stock Split

On October 18, 2001, the Company effected a 43.10849-for-1 stock split of its common stock. All references in the consolidated financial statements to number of shares outstanding, price per share and per share amounts related to Services have been retroactively restated to reflect the stock split for all periods presented.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25 to account for its stock option plans. Under this method, compensation expense for fixed plans is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is recorded at the end of each reporting period until the related performance criteria is met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. See Note 9.

The following table compares net income (loss) per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
As reported:
Net income (loss)	$52,356	$(4,386)	$(5,198)

Stock-based employee compensation, net of tax	$529	$13,390	$14,994

Net income (loss) per common share:
Basic	$1.23	$(0.14)	$(0.23)

Diluted	$1.12	$(0.14)	$(0.23)

Pro forma:
Net income (loss), as reported	$52,356	$(4,386)	$(5,198)
Additional pro forma stock-based employee compensation per SFAS 123, net of tax	1,542	2,259	1,705

Pro forma net income (loss)	$50,814	$(6,645)	$(6,903)

Pro forma net income (loss) per common share:
Basic	$1.19	$(0.22)	$(0.31)

Diluted	$1.09	$(0.22)	$(0.31)

(p) Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities (common stock options and warrants).

Options to purchase 5,815,000 and 5,182,000 shares of common stock at December 31, 2001 and 2000, respectively, and warrants to purchase 2,518,000 shares of common stock at December 31, 2001 and 2000 were

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not included in the calculations of diluted net loss per common share because the effect of these instruments was anti-dilutive. There were no outstanding options for the year ended December 31, 2002 that had an anti-dilutive effect, and there were no outstanding warrants at December 31, 2002 and 2001.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net income (loss)	$52,356	$(4,386)	$(5,198)

Weighted average common shares outstanding—basic	42,534	30,641	22,497

Basic net income (loss) per common share	$1.23	$(0.14)	$(0.23)

Weighted average common shares outstanding—basic	42,534	30,641	22,497
Plus dilutive stock options	4,271	—	—

Weighted average common shares outstanding—diluted	46,805	30,641	22,497

Diluted net income (loss) per common share	$1.12	$(0.14)	$(0.23)

(q) Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. The Company’s net income (loss) is the same as total comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000.

(r) Derivative Instruments

The Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. These instruments include interest rate swap and cap agreements. The Company does not hold or issue derivative financial instruments for trading purposes. Prior to the adoption of SFAS No. 133, net gains or losses were recorded monthly on the date earned and were included in interest expense in the consolidated statements of operations. As the Company did not meet the extensive documentation and administration requirements of SFAS No. 133, the Company determined it did not qualify for hedge accounting treatment on its existing derivatives.

Although the Company’s interest rate swap and cap agreements were designated as cash flow hedges, the Company did not apply hedge accounting treatment. As SFAS No. 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently through earnings, the Company accounted for all of its interest rate swap and cap agreements in this manner. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition adjustment in the amount of $589,000 to accumulated other comprehensive loss per SFAS No. 133 transition guidelines, and began amortizing the transition adjustment to interest expense over the term of the related agreements of four years. Of the $589,000 transition adjustment, $123,000 was amortized to interest expense during fiscal 2001.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company paid $896,000 to terminate all derivative instrument agreements. The unamortized value of the transition adjustment at the time the derivative instrument agreements were terminated of $466,000 was reclassified from other comprehensive loss to interest expense. The Company recorded a net gain of $140,000, through interest expense, on the change in fair value of its interest rate swap and cap contracts during the year ended December 31, 2001. The company held no derivative instruments during the year ended December 31, 2002.

(s) New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, by permitting two additional transition methods for entities that adopt the provisions of SFAS No. 123 as their method of accounting for stock-based employee compensation and by requiring new disclosures about the effect of stock-based employee compensation on reported results. The Company adopted this standard during the quarter ended December 31, 2002. See Note 9.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The disclosure requirements of this Interpretation are effective for interim or annual periods ending after December 15, 2002. The recognition and measurement provisions of the Interpretation are applicable on a prospective basis only to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope FIN 45.

(t) Segment Information

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

(u) Use of Estimates

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

(v) Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Common Stock Offering

In November 2001, the Company issued 11,500,000 shares of its common stock (common stock offering) in an initial public offering and raised proceeds of $177,340,000, net of issuance costs. The Company used the net proceeds from the common stock offering for general corporate purposes which included the repayment of indebtedness of $145,182,000 in November 2001. See Note 7.

(3) Acquisitions

(a) AMN

On December 4, 1997, Services acquired 80% of the outstanding common stock of AMN for total consideration of $33,513,000. The transaction has been accounted for in the accompanying consolidated financial statements using the purchase method of accounting, and the assets and liabilities of AMN were recorded at fair value as of the acquisition date. In connection with this transaction, the Company recorded goodwill of $26,985,000. Also in connection with this transaction, the Company borrowed $25,151,000 from a bank and incurred deferred financing costs totaling $1,084,000, which were being amortized over the life of the loans until the 1999 Recapitalization when they were written off.

On November 18, 1998, in connection with the acquisition of MedEx, Services acquired an additional 2.77% of AMN for $2,050,000.

(b) MedEx

On November 18, 1998, Services acquired 100% of the issued and outstanding stock of MedEx in exchange for 2,638,000 shares of Services common stock valued at $3,448,000 and cash of $16,362,000, for a total purchase price of $19,809,000. The transaction was accounted for using the purchase method of accounting, and the assets and liabilities of MedEx were recorded at fair value as of the acquisition date. In connection with this transaction, the Company recorded goodwill of $15,332,000.

(c) NRx

On June 28, 2000, AMN acquired 100% of the issued and outstanding stock of NRx. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price to the former shareholders of NRx included a payment of $16,181,000 in cash and $3,000,000 to be paid in three equal installments of $1,000,000 each on June 29, 2001, June 28, 2002 and June 30, 2003, provided that the terms of the agreement are met. Since the deferred payment in the amount of $3,000,000 is not interest bearing, AMN recorded the present value of the future payments on the date of the acquisition utilizing an interest rate of 9.5%. The Company paid the first and second installments, each of $1,000,000, during 2001 and 2002, respectively. As of December 31, 2002, the present value of the amount due on June 30, 2003 is $957,000 and is included in other current liabilities.

AMN acquired NRx’s assets of $4,239,000, assumed its liabilities of $1,610,000, and recorded goodwill in the amount of $15,484,000. AMN allocated $836,000 of the purchase price to the noncompete covenant, which is being amortized over the four-year life of the agreement. As of December 31, 2002 and 2001, the unamortized cost of the covenant was $312,000 and $521,000, respectively.

(d) PHS

On November 28, 2000, AMN acquired 100% of the issued and outstanding stock of PHS. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMN acquired PHS’s assets of $12,405,000 (net of cash received), assumed its liabilities of $3,083,000, and recorded goodwill in the amount of $65,831,000. AMN allocated $200,000 to the noncompete covenant, which is being amortized over the four-year life of the agreement. As of December 31, 2002 and 2001, the unamortized cost of this covenant was $95,000 and $145,000, respectively.

(e) OGP

On May 1, 2001, AMN acquired 100% of the issued and outstanding stock of OGP, a healthcare staffing company specializing in the recruitment of nurses domestically and from English-speaking foreign countries. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price paid to the former stockholders of OGP included a payment of $12,971,000 in cash (net of cash received), and $800,000 which was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow were released to the former shareholders on November 1, 2002. The OGP acquisition was financed by an $18,000,000 term loan. This loan was paid in full in November 2001 with the proceeds from the common stock offering (see Note 7).

Included in the asset purchase agreement was an earn-out provision whereby AMN agreed to pay the OGP selling stockholders additional consideration contingent on certain annual revenue results of OGP. The Company accrued $3,141,000 for this earn-out provision and recorded this amount as additional goodwill and other current liabilities as of December 31, 2001. The Company paid this amount in full in 2002.

AMN acquired OGP’s assets of $6,120,000 (net of cash received), assumed its liabilities of $4,787,000, and recorded goodwill in the amount of $14,579,000, including the $3,141,000 earn-out provision accrual. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement. As of December 31, 2002 and 2001, the unamortized cost of this covenant was $117,000 and $171,000, respectively.

(f) HRMC

On April 23, 2002, AMN acquired 100% of the issued and outstanding stock of HRMC, a nationwide provider of travel healthcare staffing, in order to increase the Company’s presence in the Southeast. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price included a payment of $8,561,000 in cash (net of $199,000 cash received), and $400,000 which was delivered to an escrow agent on the acquisition date. The funds held in escrow are to be released to the former shareholders on April 23, 2003.

AMN acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $524,000 and recorded goodwill in the amount of $7,379,000 which is tax deductible in its entirety. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement. As of December 31, 2002, the unamortized cost of this covenant was $166,000.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Pro Forma Consolidated Results of Operations

The following summary presents pro forma consolidated results of operations for the years ended December 31, 2002, 2001 and 2000 as if the NRx, PHS, OGP and HRMC acquisitions described above had occurred on January 1, 2000. The following unaudited pro forma financial information gives effect to certain adjustments, including the amortization of intangible assets and interest expense on acquisition debt and depreciation on fixed assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)

Revenue	$780,414	$541,438	$335,779
Income from operations	$86,642	$18,772	$8,976
Income (loss) before extraordinary loss	$52,586	$1,510	$(4,632)
Net income (loss)	$52,586	$(3,945)	$(4,632)

Basic net income (loss) per common share	$1.24	$(0.13)	$(0.21)

Diluted net income (loss) per common share	$1.12	$(0.13)	$(0.21)

Weighted average shares—basic	42,534	30,641	22,497

Weighted average shares—diluted	46,805	30,641	22,497

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Goodwill and Identifiable Intangible Assets

As of the date of adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets, excluding deferred financing costs, in the amount of $871,000, all of which were subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $5,253,000 for the year ended December 31, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and determined that the current classifications conformed with the criteria in SFAS No. 141.

As of December 31, 2002 and 2001, the Company had the following acquired intangible assets with definite lives (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Noncompete agreements	$1,544	$(834)	$1,336	$(465)
Deferred financing costs	733	(246)	633	(3)

Total	$2,277	$(1,080)	$1,969	$(468)

Aggregate amortization expense for the intangible assets presented in the above table was $612,000 and $1,574,000 for the years ended December 31, 2002 and 2001, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of December 31, 2002 is as follows (in thousands):

Amount
Year ending December 31, 2003	$639
Year ending December 31, 2004	$475
Year ending December 31, 2005	$67
Year ending December 31, 2006	$16

As of December 31, 2002 and 2001, the Company had unamortized goodwill of $135.5 million and $127.8 million, respectively. The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (in thousands):

Goodwill, as of December 31, 2001	$127,752
Goodwill acquired	7,780

Goodwill, as of December 31, 2002	$135,532

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Accounts receivable, net:
Accounts receivable	$138,766	$108,658
Allowance for doubtful accounts	(4,310)	(3,242)

Accounts receivable, net	$134,456	$105,416

Fixed assets, net:
Furniture and equipment	$8,690	$6,025
Software	7,046	4,974
Leasehold improvements	1,197	621

	16,933	11,620
Accumulated depreciation and amortization	(7,064)	(3,907)

Fixed assets, net	$9,869	$7,713

Goodwill, net:
Goodwill	$145,984	$138,204
Accumulated amortization	(10,452)	(10,452)

Goodwill, net	$135,532	$127,752

Other intangibles, net:
Noncompete covenants	$1,544	$1,336
Deferred financing costs	733	633

	2,277	1,969
Accumulated amortization	(1,080)	(468)

Other intangibles, net	$1,197	$1,501

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001
Accrued compensation and benefits:
Accrued payroll	$15,105	$11,517
Accrued bonuses	6,152	4,857
Accrued health insurance	3,076	3,352
Accrued workers compensation	7,533	2,132
Other	2,622	2,107

Accrued compensation and benefits	$34,488	$23,965

Included in fixed assets is equipment acquired through capital leases in the amount of $1,433,000 and $251,000 as of December 31, 2002 and 2001, respectively. Accumulated amortization under these capital leases is $196,000 and $85,000 as of December 31, 2002 and 2001, respectively.

(6) Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

	December 31,
	2002	2001	2000
Current income taxes:
Federal	$23,320	$6,032	$5,954
State	3,637	1,475	1,213

Total	26,957	7,507	7,167

Deferred income taxes:
Federal	5,519	(7,566)	(8,550)
State	1,776	(1,275)	(1,177)

Total	7,295	(8,841)	(9,727)

Provision (benefit)for income taxes, including tax benefit of $0, $2,810 and $0 on extraordinary loss in 2002, 2001 and 2000, respectively	$34,252	$(1,334)	$(2,560)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s income tax expense (benefit) differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) because of the effect of the following items during the years ended December 31, 2002, 2001 and 2000 (in thousands):

	December 31,
	2002	2001	2000
Tax expense (benefit) at federal statutory rate	$30,313	$(2,002)	$(2,715)
State taxes, net of federal benefit	3,518	130	24
Nondeductible interest	—	168	171
Nondeductible amortization	—	127	—
Other, net	421	243	(40)

Income tax expense (benefit)	$34,252	$(1,334)	$(2,560)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Stock compensation	$17,812	$20,402
Accrued expenses	—	815
State taxes	886	421
Allowance for doubtful accounts	1,566	1,221
Other	249	433

Total deferred tax assets	$20,513	$23,292

Deferred tax liabilities:
Intangibles	$(5,198)	$(2,601)
Fixed assets, net	(1,583)	(447)
Accrued expenses, net	(1,621)	—
Other	—	(838)

Total deferred tax liabilities	$(8,402)	$(3,886)

Net deferred tax assets	$12,111	$19,406

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and, accordingly, has not provided a valuation allowance.

(7) Notes Payable and Related Derivative Instruments and Credit Agreement

(a) Notes Payable and Related Derivative Instruments

All outstanding debt at December 31, 2000 was repaid in full in fiscal 2001. Of the $147,861,000 of payments made on notes payable during fiscal 2001, $145,182,000 was paid with proceeds from the November 2001 common stock offering. In connection with the pay-off of these notes, the Company wrote off the following: $2,054,000 of unamortized discount on senior subordinated notes, $4,894,000 of loan fees and $320,000 of deferred financing costs. The Company also incurred a pre-payment penalty of $997,000 in

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the extinguishment of debt. These items have been reflected net of tax in the accompanying consolidated statement of operations as an extraordinary loss on extinguishment of debt. The Company had no outstanding debt at December 31, 2002 and 2001.

During 2000, the Company entered into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company’s credit agreement required that the Company maintain protection against fluctuations in interest rates providing coverage in an aggregate notional amount equal to $25,000,000. At December 31, 2000, the Company had three interest rate swaps outstanding with major financial institutions that effectively converted variable-rate debt to fixed rate. Two swaps had notional amounts of $25,000,000 each, whereby the Company paid fixed rates of 6.585% and 6.57%, respectively, and received a floating three-month LIBOR. The third swap had a notional amount of $40,000,000, which decreased by $325,000 at the end of each three-month period beginning December 29, 2000. Under this agreement, the Company paid a fixed rate of 6.5% and received a floating three-month LIBOR. All agreements were to expire in December 2001 and no initial investments were made to enter into these agreements. These agreements were terminated in November 2001.

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

(b) Credit Agreement

In November 2001, the Company entered into the Amended and Restated Credit Agreement (Credit Agreement) with various lenders. This credit agreement provides for borrowings up to $50 million under a revolving credit agreement, which includes up to $10 million of borrowings under letter of credit obligations and up to $10 million of borrowings under swingline loans. Borrowings are secured by the Company’s pledged assets of facilities and properties owned or leased and the Company’s capital stock. The revolving credit agreement provides for various interest rates depending on the type of borrowing (4.75%-5.0% at December 31, 2002) and is due quarterly. The revolving credit agreement carries an unused fee of .5% per annum. The letter of credit obligations provides for various interest rates depending on when the type of borrowing is paid off (5.75%-6.0% at December 31, 2002) and is due annually. The swingline loans provide for interest at a base rate (4.25% at December 31, 2002) and is due quarterly. The Company’s amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. At December 31, 2002 and 2001, the Company had no borrowings under the credit agreement. The credit agreement expires on November 16, 2004.

In January 2003, the Company amended its credit agreement by increasing the funds available for borrowing under the revolving credit agreement to $75 million and extending the expiration date through December 31, 2006.

(8) Retirement Plans

The Company maintains the AMN Healthcare Retirement Savings Plan (the AMN Plan), a profit sharing plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers substantially all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Board of Directors each year and may be up to a maximum 6% of

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible compensation paid to all participants during the plan year. The amount of the employer contributions was $2,683,000, $1,139,000 and $422,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Employees of PHS became eligible under the AMN Plan at the date of acquisition.

NRx maintained a separate profit sharing plan and OGP and HRMC maintained separate salary deferral plans. All three plans complied with the Internal Revenue Code Section 401(k) provisions and covered substantially all employees that met certain age and service requirements. No matches were provided under the NRX and OGP plans. Effective January 1, 2001, NRx employees were eligible to participate in the AMN Plan and the NRx plan was terminated. Effective January 1, 2002, OGP employees were eligible to participate in the AMN Plan and the OGP plan was terminated. Under the HRMC plan, the Company matched 25% of the employee contributions up to a maximum 6% of eligible compensation paid to all participants during the plan year. Effective January 1, 2003, HRMC employees were eligible to participate in the AMN Plan and the HRMC plan was terminated.

In January 2002, the Company established the Executive Nonqualified Excess Plan of AMN Healthcare, Inc. (the Executive Plan), a deferred compensation plan that replaces the AMN Plan for certain executives and which complies with the IRC 401(k) provisions. The Executive Plan covers employees that meet certain eligibility requirements. An annual discretionary matching contribution is determined by the Board of Directors each year. The amount of the employer contributions was $61,000 for the year ended December 31, 2002.

(9) Stockholders’ Equity

(a) Stock Option Plans

In July 2001, the 2001 stock option plan (2001 Plan) was established to provide a means to attract and retain employees. The maximum number of options to be granted under the plan is 2,178,000. Subject to certain conditions, unless the plan is otherwise modified, a maximum of 544,500 options may be granted to any one person in any calendar year. Exercise prices will be determined at the time of grant and will be no less than fair market value. Unless otherwise provided at the time of the grant, the options shall vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. The plan expires on the tenth anniversary of the effective date. At December 31, 2002 and 2001, respectively, 875,981 and 1,545,481 shares of common stock were reserved for future grants related to the 2001 Plan.

In November 1999, Services established two performance stock option plans (the 1999 Plans) to provide for the grant of options to upper management of AMN. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. Options under the plan vest 25% per year beginning in 2000 if certain earnings performance criteria are met and the grantee remains an employee. If the Company does not meet the performance criteria for the particular year, that portion of the option, which was eligible to become vested, will terminate. Options that vest expire in nine to ten years from the grant date. During 2000, options for an additional 1,493,000 shares were reserved under the 1999 Plans. At December 31, 2002 and 2001, 351,274 shares of common stock were reserved for future grants related to the 1999 Plans. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and are exercisable over a four-year term.

In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its 1999 Plans and 2001 Plan. Accordingly, because the 1999 Plans were performance based and certain grants under the 2001 Plan were granted at less than fair market value, the

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded compensation expense of $874,000, $31,881,000 and $22,379,000 in 2002, 2001 and 2000, respectively.

A summary of stock option activity under the 1999 Plans and the 2001 Plan are as follows:

	1999 Plans		2001 Plan
	Options Outstanding	Weighted- Average Exercise Price	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 1999	3,636,000	$3.80	—	$—
Granted	1,546,000	6.30	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31, 2000	5,182,000	4.55	—	—
Granted	—	—	633,000	9.46
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at December 31, 2001	5,182,000	4.55	633,000	9.46
Granted	—	—	669,000	22.86
Exercised	(604,000)	3.80	(98,000)	9.09
Canceled	—	—	—	—

Outstanding at December 31, 2002	4,578,000	$4.65	1,204,000	$16.93

Exercisable at December 31, 2002	2,947,000	$4.46	61,000	$10.11

The following table summarizes options outstanding and exercisable as of December 31, 2002:

	Options Outstanding				Options Exercisable
	Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
1999 Plans	$3.80	3,234,000	7	$3.80	2,275,000	7	$3.80
	6.68	1,344,000	8	6.68	672,000	8	6.68

		4,578,000			2,947,000

2001 Plan	$9.09	449,000	8	$9.09	39,000	8	$9.09
	11.92	86,000	9	11.92	22,000	9	11.92
	20.88	40,000	10	20.88	—	—	—
	22.98	629,000	9	22.98	—	—	—

		1,204,000			61,000

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 123, the weighted average per share fair value of the options granted during 2002, 2001 and 2000 was $12.45, $9.90 and $1.83, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected life	5	5	5
Risk-free interest rate	2.78%	4.39%	5.30%
Volatility	62%	60%	60%
Dividend yield	0%	0%	0%

(b) Common Stock Warrants

On November 19, 1999, in connection with the issuance of its $20,000,000 senior subordinated notes, the Company issued warrants to purchase 2,518,000 shares of its common stock at $3.80 per share. These warrants were exercisable upon issuance and were to expire at the earlier of a qualified public stock offering, as defined, or November 19, 2009. The fair value of the warrants of $3,000,000 was based upon a third-party valuation and was recorded as a discount to the related senior subordinated notes payable. This discount was amortized to interest expense over the term of the notes using the effective interest method. Discount amortization was $420,000 and $468,000 in 2001 and 2000, respectively. In conjunction with the November 2001 public common stock offering, these warrants were converted into 1,955,000 shares of common stock. The warrants were converted using the market value of the stock at the first date of the common stock offering of $17 per share, and 563,000 warrants were forfeited in this cashless exercise.

(c) Stockholders’ Agreement

The stockholders of the Company entered into various stockholders’ agreements and a registration rights agreement conferring certain rights and restrictions, including among others: restrictions on transfers of shares, “tag along” and “drag along” rights, rights to acquire shares and piggyback registration rights, as defined in the agreement. These agreements each terminated upon the November 2001 common stock offering pursuant to the terms of such agreements and were replaced with a single registration rights agreement with similar terms among the same parties.

(10) Related Party Transactions

(a) Majority stockholder

During 2002, the Company paid an affiliate of the controlling stockholders $15,000 for out of pocket expenses related to meetings of the Board of Directors, which is included in selling, general and administrative expenses. In April 2002, the Company paid this affiliate $139,000 for advisory services related to the acquisition of HRMC, which is included in transaction costs for the year ended December 31, 2002 in the accompanying consolidated statement of operations. During 2001 and 2000, the Company paid this affiliate for management advisory services provided to the Company in the amounts of $113,000 and $150,000, respectively, which is included in selling, general and administrative expenses. At the completion of the Company’s common stock offering in November 2001, the Company paid a fee to this affiliate of $1,955,000 and the agreement governing these fees was then terminated. This advisory fee is included as transaction costs for the year ended December 31, 2001 in the accompanying consolidated statement of operations.

In June 2000, the Company issued shares to a controlling stockholder as consideration for an aggregate capital contribution of $10,061,000 in connection with the Company’s acquisition of NRx. In November 2000,

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company issued shares to this same stockholder as consideration for an aggregate capital contribution of $35,600,000 in connection with the Company’s acquisition of PHS. Also in connection with the acquisition of PHS, the Company paid $1,500,000 to an affiliate of the controlling stockholder in exchange for advisory services. This advisory fee is included as transaction costs for the year ended December 31, 2000 in the accompanying consolidated statement of operations.

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

The Company received services from an advertising agency which was 30% owned by a minority stockholder during 2002, 2001 and 2000. The minority stockholder sold their interest in the advertising agency during March 2002. The Company incurred expenses of $15,000 from January 1, 2002 through the date of the sale in March 2002 and $39,000 and $40,000 during the years ended December 31, 2001 and 2000, respectively, related to these services.

(11) Commitments and Contingencies

(a) Legal

The Company is party to legal actions in the normal course of business. In the opinion of management and legal counsel, the outcome of legal actions will not have a material impact on the financial position or results of operations of the Company.

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the next five years and thereafter. During 2002, the Company entered into a fifteen year operating lease for its new corporate headquarters. This lease is expected to commence in August 2003, and the future minimum payments under this lease are included in the table below.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31:
2003	$340	$6,719
2004	322	9,480
2005	322	8,247
2006	322	7,691
2007	107	8,173
Thereafter	—	95,876

Total minimum lease payments	$1,413	$136,186

Less amount representing interest (at rates ranging from 5.25% to 13.85%)	(157)

Present value of minimum lease payments	1,256
Less current installments of obligations under capital leases	(278)

Obligations under capital leases, excluding current installments	$978

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations under capital leases are included in other current and other long-term liabilities, respectively, in the accompanying financial statements. Rent expense was $7,090,000, $3,282,000 and $1,810,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(12) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$173,956	$191,235	$203,445	$207,047	$775,683
Gross profit	$42,203	$46,386	$49,697	$50,497	$188,783
Net income	$11,177	$12,481	$14,292	$14,406	$52,356
Net income per share:
Basic	$0.26	$0.29	$0.33	$0.34	$1.23
Diluted	$0.24	$0.26	$0.30	$0.31	$1.12

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	Total Year
	(In thousands, except per share data)
Revenue	$103,055	$116,114	$137,939	$160,686	$517,794
Gross profit	$25,126	$29,809	$34,840	$39,735	$129,510
Income (loss) before extraordinary item	$655	$1,174	$2,749	$(3,509)	$1,069
Net income (loss)	$655	$1,174	$2,749	$(8,964)	$(4,386)
Basic and diluted income (loss) per share:
Income (loss) before extraordinary item	$0.02	$0.04	$0.10	$(0.10)	$0.04
Net income (loss)	$0.02	$0.04	$0.10	$(0.25)	$(0.14)

(a)	Fourth quarter 2001 net loss includes an after-tax extraordinary charge of $5.5 million ($0.15 per share) for the early extinguishment of debt.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Item 14.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in our internal controls requiring corrective actions. As a result, no corrective actions were taken.

In designing and evaluating the disclosure controls and procedures and internal controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of the report.

(1)  Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.***

3.2	By-laws of AMN Healthcare Services, Inc.***

4.1	Specimen Stock Certificate.***

4.2

Registration Rights Agreement, dated as of November 16, 2001, among the Registrant, HWH Capital Partners, L.P., HWH Nightingale Partners, L.P., HWP Nightingale Partners II, L.P., HWP Capital Partners II, L.P., BancAmerica Capital Investors SBIC I, L.P., the Francis Family Trust dated May 24, 1996 and Steven Francis.***

10.1	Stock Purchase Agreement, dated as of April 3, 2001, by and between AMN Healthcare, Inc., Joseph O’Grady and Teresa O’Grady-Peyton.**

10.2

Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.***

10.3

First Amendment, dated as of April 8, 2002, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.****

10.4

Second Amendment, dated as of May 2, 2002, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.****

10.5

Third Amendment, dated as of November 8, 2002, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto (incorporated by reference to the exhibits filed with the Registrant’s quarterly report for the quarter ended September 30, 2002).

10.6

Fourth Amendment, dated as of January 10, 2003, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto.*

Exhibit Number	Description

10.7	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc.****

10.8	Stock Purchase Agreement, dated as of April 17, 2002, by and among AMN Healthcare, Inc., Sandra Gilbert, Robert Gilbert, Jr., Suzette Marek, Robert Gilbert III and Benjamin Gilbert.****

10.9	AMN Holdings, Inc. 1999 Performance Stock Option Plan, as amended. (Management Contract or Compensatory Plan or Arrangement)**

10.10	AMN Holdings, Inc. 1999 Super-Performance Stock Option Plan, as amended. (Management Contract or Compensatory Plan or Arrangement)**

10.11	AMN Healthcare Services, Inc. 2001 Stock Option Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.12	Employment and Non-Competition Agreement, dated as of November 19, 1999, among AMN Holdings, Inc., AMN Acquisition Corp. and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.13	Executive Severance Agreement, dated as of November 19, 1999, between AMN Healthcare, Inc. and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.14	Executive Severance Agreement, dated as of May 21, 2001, between AMN Healthcare, Inc. and Donald Myll. (Management Contract or Compensatory Plan or Arrangement)**

10.15	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.16

Amendment, dated as of December 13, 2000, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.17

Amendment No. 2, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.18	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.19

Amendment, dated as of December 13, 2000, to the Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.20

Amendment No. 2, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.21	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.22

Amendment, dated as of December 13, 2000, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.23

Amendment No. 2, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

Exhibit Number	Description

10.24	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.25

Amendment, dated as of December 13, 2000, to the Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.26

Amendment No. 2, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.27	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.28

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.29	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.30

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.31	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**

10.32

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.33	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.34

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.35	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.36

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.37	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.38

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

Exhibit Number	Description

10.39	2001 Stock Option Plan Stock Option Agreement, dated as of May 21, 2001, between the Registrant and Donald Myll.**

10.40	AMN Healthcare Services, Inc. 2001 Senior Management Bonus Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.41	AMN Healthcare, Inc. Executive Nonqualified Excess Plan (Management Contract or Compensatory Plan or Arrangement).****

10.42	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan, dated as of January 1, 2002 (Management Contract or Compensatory Plan or Arrangement).****

10.43	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Steven Francis (Management Contract or Compensatory Plan or Arrangement).****

10.44	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.45	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Donald Myll (Management Contract or Compensatory Plan or Arrangement).****

10.46	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Michael Gallagher (Management Contract or Compensatory Plan or Arrangement).****

10.47	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and William Miller (Management Contract or Compensatory Plan or Arrangement).****

10.48	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

10.49	Amended and Restated Financial Advisory Agreement, dated as of November 16, 2001, between the Registrant and Haas Wheat & Partners, L.P.***

21.1	Subsidiaries of the Registrant.*

23.1	Independent Auditors’ Report on Schedule and Consent.*

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN FRANCIS
Steven Francis President and Chief Executive Officer

Date: March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 19th day of March, 2003.

/s/ ROBERT HAAS
Robert Haas
Chairman of the Board and Director

/s/ STEVEN FRANCIS
Steven Francis
Director, President and Chief Executive Officer

/s/ MICHAEL GALLAGHER
Michael Gallagher
Director

/s/ WILLIAM MILLER III
William Miller III
Director

/s/ ANDREW STERN
Andrew Stern
Director

/s/ DOUGLAS WHEAT
Douglas Wheat
Director

/s/ DONALD MYLL
Donald Myll
Chief Accounting Officer and Chief Financial Officer

CERTIFICATIONS

I, Steven Francis, certify that:

1.  I have reviewed this annual report on Form 10-K of AMN Healthcare Services, Inc. (the “Company”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.  The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN FRANCIS
Steven Francis President and Chief Executive Officer

Date: March 19, 2003

I, Donald Myll, certify that:

1.  I have reviewed this annual report on Form 10-K of AMN Healthcare Services, Inc. (the “Company”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.  The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DONALD MYLL
Donald Myll Chief Accounting Officer and Chief Financial Officer

Date: March 19, 2003

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2000, 2001 and 2002

Allowance for Doubtful Accounts	Balance at the Beginning of Year	Provision	Provision from Acquisitions	Deductions(*)	Balance at End of Year
	(in thousands)
Year ended December 31, 2000	$256	$435	$441	$(202)	$930
Year ended December 31, 2001	$930	$2,906	$171	$(765)	$3,242
Year ended December 31, 2002	$3,242	$2,833	$0	$(1,765)	$4,310

(*)	Accounts written off

See accompanying independent auditors’ report.