Form 10-Q
period 2003-03-31
AMN HEALTHCARE SERVICES INC
filed 2003-05-14
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1500476 (I.R.S. Employer Identification No.)

12235 El Camino Real, Suite 200 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (858) 792-0711

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of May 12, 2003, there were 38,323,650 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$28,633	$40,135
Accounts receivable, net	130,684	134,456
Prepaid expenses	15,499	11,897
Other current assets	2,180	2,165

Total current assets	176,996	188,653
Fixed assets, net	12,117	9,869
Deferred income taxes, net	11,361	12,111
Deposits	1,497	1,412
Goodwill, net	135,532	135,532
Other intangibles, net	1,971	1,197

Total assets	$339,474	$348,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,431	$1,225
Accounts payable and accrued expenses	12,194	12,738
Accrued compensation and benefits	37,168	34,488
Income taxes payable	6,524	1,659
Other current liabilities	1,257	1,238

Total current liabilities	60,574	51,348
Other long-term liabilities	1,554	1,602

Total liabilities	62,128	52,950

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,991 shares issued at March 31, 2003 and December 31, 2002, respectively	430	430
Additional paid-in capital	352,759	352,541
Treasury stock, at cost (4,507 and 2,078 shares at March 31, 2003 and December 31, 2002, respectively)	(66,199)	(35,164)
Accumulated deficit	(9,584)	(21,983)
Accumulated other comprehensive loss	(60)	—

Total stockholders’ equity	277,346	295,824

Commitments and contingencies
Total liabilities and stockholders’ equity	$339,474	$348,774

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenue	$199,765	$173,956
Cost of revenue	155,014	131,753

Gross profit	44,751	42,203

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	22,837	22,725
Non-cash stock-based compensation	218	218
Amortization	95	82
Depreciation	1,020	691

Total expenses	24,170	23,716

Income from operations	20,581	18,487
Interest (income) expense, net	83	(142)

Income before income taxes	20,498	18,629
Income tax expense	8,099	7,452

Net income	$12,399	$11,177

Net income per common share:
Basic	$0.31	$0.26

Diluted	$0.29	$0.24

Weighted average common shares outstanding—basic	39,834	42,290

Weighted average common shares outstanding—diluted	42,999	46,991

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Three Months Ended March 31, 2003
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2002	42,991	$430	$352,541	$(35,164)	$(21,983)	$—	$295,824
Repurchase of common stock into treasury	—	—	—	(31,035)	—	—	(31,035)
Non-cash stock-based compensation	—	—	218	—	—	—	218
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(60)	(60)
Net income	—	—	—	—	12,399	—	12,399

Balance, March 31, 2003	42,991	$430	$352,759	$(66,199)	$(9,584)	$(60)	$277,346

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$12,399	$11,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,115	773
Provision for bad debts	29	865
Non-cash interest expense	109	86
Deferred income tax benefit	750	21
Non-cash stock-based compensation	218	218
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,743	(20,966)
Prepaid expenses and other current assets	(3,617)	3,736
Deposits	(85)	311
Accounts payable and accrued expenses	(544)	1,748
Accrued compensation and benefits	2,680	4,667
Income taxes payable	4,865	2,473
Other liabilities	9	9

Net cash provided by operating activities	21,671	5,118

Cash flows from investing activities:
Proceeds from maturity of short-term held-to-maturity investments	—	4,148
Purchase of fixed assets	(3,260)	(948)

Net cash provided by (used in) investing activities	(3,260)	3,200

Cash flows from financing activities:
Capital lease repayments	(69)	(30)
Payment of financing costs	(955)	(17)
Proceeds from issuance of common stock, net of issuance costs	—	(63)
Repurchase of common stock	(31,035)	—
Change in bank overdraft	2,206	1,426

Net cash provided by (used in) financing activities	(29,853)	1,316
Effect of exchange rate changes on cash	(60)	—

Net increase (decrease) in cash and cash equivalents	(11,502)	9,634
Cash and cash equivalents at beginning of period	40,135	15,654

Cash and cash equivalents at end of period	$28,633	$25,288

Supplemental disclosures of cash flow information:
Cash paid for interest	$90	$62

Cash paid for income taxes	$2,359	$326

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets obtained through capital leases	$8	$26

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2002, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

2.    STOCK-BASED COMPENSATION

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
As reported:
Net income	$12,399	$11,177

Stock-based employee compensation, net of tax	$132	$131

Net income per common share:
Basic	$0.31	$0.26

Diluted	$0.29	$0.24

Pro forma:
Net income, as reported	$12,399	$11,177
Additional pro forma stock-based employee compensation per SFAS 123, net of tax	396	314

Pro forma net income	$12,003	$10,863

Pro forma net income per common share:
Basic	$0.30	$0.26

Diluted	$0.28	$0.23

3.    EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Options to purchase 669,500 shares of common stock were excluded from the diluted EPS calculation as their effect would be anti-dilutive for the three month period ended March 31, 2003.

The following table sets forth, for the periods indicated, the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2003	2002
Net income	$12,399	$11,177

Weighted average common shares outstanding—basic	39,834	42,290

Basic net income per common share	$0.31	$0.26

Weighted average common shares outstanding—basic	39,834	42,290
Plus stock options	3,165	4,701

Weighted average common shares outstanding—diluted	42,999	46,991

Diluted net income per common share	$0.29	$0.24

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    ACQUISITION

On April 23, 2002, a subsidiary of the Company acquired 100% of the issued and outstanding stock of Healthcare Resource Management Corporation (HRMC), a nationwide provider of travel healthcare staffing. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from the acquired assets are included in the Company’s consolidated financial statements from the acquisition date. The purchase price paid to the former stockholders of HRMC included a payment of $8,561,000 in cash (net of $199,000 cash received), and $400,000 that was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow, subject to certain purchase agreement adjustments, were released to the former shareholders on April 23, 2003.

A subsidiary of the Company acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $524,000 and recorded goodwill in the amount of $7,379,000, which is tax deductible in its entirety. The Company allocated $200,000 of the purchase price to a non-compete agreement, which is being amortized over the four-year life of the agreement.

Unaudited pro forma operating results for the Company, assuming the acquisition of HRMC was made at the beginning of the three month period ended March 31, 2002, is as follows (in thousands, except per share amounts):

Revenue	$177,720
Income from operations	$18,888
Net income	$11,418

Basic net income per common share	$0.27

Diluted net income per common share	$0.24

Weighted average common shares outstanding—basic	42,290

Weighted average common shares outstanding—diluted	46,991

5.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) includes items such as effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. For the three months ended March 31, 2003, comprehensive income (loss) included a $60,000 foreign currency translation adjustment loss.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2003 and December 31, 2002, the Company had the following acquired intangible assets with definite lives (in thousands):

	March 31, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-compete agreements	$1,542	$(929)	$1,544	$(834)
Deferred financing costs	1,688	(330)	733	(246)

Total	$3,230	$(1,259)	$2,277	$(1,080)

Aggregate amortization expense for the intangible assets presented in the above table was $179,000 and $126,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense as of March 31, 2003 is as follows (in thousands):

Amount
Nine months ending December 31, 2003	$554
Year ending December 31, 2004	$610
Year ending December 31, 2005	$429
Year ending December 31, 2006	$378

As of March 31, 2003 and December 31, 2002, the Company had goodwill of $135.5 million.

7.    NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and allows recognition of a liability for the cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope FIN No. 45.

The Company adopted the interim disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, during the quarter ended March 31, 2003. Related interim disclosures are included herein.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” and place them on temporary assignments, typically for 13 weeks, at hospitals and healthcare facilities throughout the United States.

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our seven separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand images. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, travel to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients allows us to offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services, which we provide to our temporary healthcare professionals, is also critical to our success, since the majority of our temporary healthcare professionals stay with us for multiple assignments and our largest source of new candidates is word-of-mouth referrals from satisfied current and former temporary healthcare professionals.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Although the temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us, we are able to generate greater profits by providing these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During the three months ended March 31, 2003, approximately 95% of our contracts with our hospital and healthcare facility clients were payroll contracts.

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

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. During the most recent completed quarters, we believe the travel nurse staffing sector’s growth rate has substantially moderated from the accelerated pace experienced during the previous two years. Additionally, we believe that the current demand for temporary healthcare professionals declined over the past several months as a result of certain factors. In particular, our client hospitals are placing orders and hiring our temporary healthcare professionals later in the placement cycle, and we believe hospitals have increased their efforts to retain permanent staff and maximize the utilization of permanent staff.

Critical Accounting Principles and Estimates

In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2002, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

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

	Three Months Ended March 31, 2003
	2003	2002
Consolidated Statement of Operations:
Revenue	100.0%	100.0%
Cost of revenue	77.6	75.7

Gross profit	22.4	24.3
Selling, general and administrative (excluding non-cash stock-based compensation)	11.4	13.1
Non-cash stock-based compensation	0.1	0.2
Amortization and depreciation expense	0.6	0.4

Income from operations	10.3	10.6
Interest (income) expense, net	0.0	(0.1)

Income before income taxes	10.3	10.7
Income tax expense	4.1	4.3

Net income	6.2%	6.4%

Comparison of Results for the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Revenue.    Revenue increased 15% from $174.0 million for the three months ended March 31, 2002 to $199.8 million for the same period in 2003. Of the $25.8 million increase, approximately $21.7 million was attributable to organic growth of our existing brands through growth in the number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 13%. The total number of temporary healthcare professionals on assignment in our existing brands grew 7% and contributed approximately $12.6 million to the increase and enhancements in contract terms included increases in hourly rates charged to hospital and healthcare facility clients that accounted for approximately $10.6 million of this increase. A shift in the mix of payroll to flat rate contracts offset the above increases by approximately $1.5 million. The remainder of the increase, $4.1 million, was attributable to the acquisition of Healthcare Resource Management Corporation in April 2002.

Cost of Revenue.    Cost of revenue increased 18%, from $131.8 million for the three months ended March 31, 2002 to $155.0 million for the same period in 2003. Of the $23.2 million increase, approximately $20.1 million was attributable to the organic growth of our existing brands and approximately $3.1 million was attributable to the acquisition of Healthcare Resource Management Corporation.

Gross Profit.    Gross profit increased 6%, from $42.2 million for the three months ended March 31, 2002 to $44.8 million for the same period in 2003, representing gross margins of 24.3% and 22.4%, respectively. Of the $2.6 million increase in gross profit, approximately $1.6 million was attributable to the organic growth of our existing brands and approximately $1.0 million was attributable to the acquisition of Healthcare Resource Management Corporation. The decline in gross margin for the current quarter was primarily due to an increase in compensation, health insurance and housing costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were relatively consistent at $22.7 million for the three months ended March 31, 2002 as compared to $22.8 million for the same period in 2003. The slight increase is primarily attributable to increased employee, advertising and insurance expenses and the acquisition of Healthcare Resource Management Corporation offset by reductions in the provision for uncollectible accounts and cost savings resulting from efficiencies in our operations.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $0.2 million for the three months ended March 31, 2002 and the three months ended March 31, 2003 in connection with our stock option plans to reflect the difference between the fair market value and the exercise price of previously issued stock options, which are being amortized over their respective vesting period.

Amortization and Depreciation Expense.    Amortization expense was consistent for the three months ended March 31, 2002 and the three months ended March 31, 2003 as there were no significant changes in the values of intangible assets subject to amortization. Depreciation expense increased from $0.7 million for the three months ended March 31, 2002 to $1.0 million for the three months ended March 31, 2003. This increase was primarily attributable to internally developed software placed in service in 2002 and continued infrastructure expansion associated with the growth of our company during the comparable periods.

Interest (Income) Expense, Net.    Net interest income was $0.1 million for the three months ended March 31, 2002 as compared to net interest expense of $0.1 million for the same period in 2003, due primarily to the reduction in our cash balance from $37.5 at March 31, 2002 million to $28.6 million at March 31, 2003 as a result of the share repurchase program initiated in November 2002.

Income Tax Expense.    Income tax expense for the three months ended March 31, 2002 was $7.5 million as compared to $8.1 million for the three months ended March 31, 2003, reflecting effective income tax rates of 40.0% and 39.5% for these periods, respectively.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At March 31, 2003, we had no debt outstanding under our revolving credit facility. On January 10, 2003, we amended our amended and restated credit agreement to increase our secured revolving credit facility to up to $75.0 million in borrowing capacity. The revolving credit facility has a maturity date of December 31, 2006 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital, acquisitions, repurchases of common stock and general corporate purposes, subject to various limitations.

We have relatively low capital investment requirements. Capital expenditures were $0.9 million and $3.3 million for the three months ended March 31, 2002 and 2003, respectively. For the first three months of 2003, our primary capital expenditures were $1.9 million for purchased and internally developed software and $1.4 million for computers, furniture and equipment and other expenditures, including $1.2 million related to our new corporate headquarters. We expect our capital expenditure requirements as a percentage of revenue to be similar in the future, other than costs related to our new corporate headquarters, including leasehold improvements, furniture and equipment, which we expect to be approximately $8.0 million in 2003.

Our principal working capital need is generally for accounts receivable. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations for the three months ended March 31, 2002 was $5.1 million as compared to $21.7 million for the three months ended March 31, 2003, resulting primarily from cash earnings generated by us. The $16.6 million increase in net cash provided by operations was primarily related to a 6-day decrease in our days sales outstanding at March 31, 2003 as compared to March 31, 2002.

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program, we repurchased 2,429,100 shares at an average purchase price of $12.75 per share, or an aggregate of $31.0 million, during the three months ending March 31, 2003. Since the inception of the repurchase plan, we have repurchased 4,507,200 shares for an aggregate purchase price of $66.2 million.

We believe that cash generated from operations and borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

At March 31, 2002 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than relationships described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Historically, the number of our temporary healthcare professionals on assignment has increased during January through March followed by declines or minimal growth during April through August. During September through November, our temporary healthcare professional count has historically increased, followed by a decline in December. Seasonality of revenue and earnings is expected to continue. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Recent Accounting Pronouncements

On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Variable interest entities include such entities often referred to as structured finance or special purpose entities. FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 will also affect leasing transactions where the lessor may constitute as variable interest entities. Disclosure requirements apply to any financial statements issued after January 31, 2003. We performed our evaluation related to FIN No. 46 and have determined that the disclosure and measurement provisions did not have an impact on the Company’s consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals and ability to attract and retain operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	the attractiveness to hospitals and healthcare facility clients of our services;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	increased utilization of permanent staff by our hospital and healthcare facility clients;

•	our ability to successfully implement our acquisition and integration strategies;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to operate our business in compliance with these regulations;

•	the impact of medical malpractice and other claims asserted against us; and

•	our ability to carry out our business strategy.

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2002. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its subsidiaries.

Additional Information

We maintain a corporate website at www.amnhealthcare.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At March 31, 2002, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our short-term investments at March 31, 2002 consisted primarily of fixed income securities. We only invested in high credit quality issuers and we did not use derivative financial instruments in our investment portfolio. During the three months ended March 31, 2003, we did not hold any short-term investments.

During the comparable three months ended March 31, 2002 and 2003, we had no outstanding debt. A 1% change in the interest rates on short-term investments during the quarter ended March 31, 2002 would have resulted in interest income fluctuations of approximately $37,000. During the three months ended March 31, 2003, a 1% change in interest rates would have had little impact on our reported results.

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
10.1

Fourth Amendment, dated as of January 10, 2003, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto (incorporated by reference to exhibit 10.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

99.1	Certification by Steven Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification by Donald Myll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(b)  Reports on Form 8-K:  No Report on Form 8-K was filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
Name:	Steven C. Francis
Title:	Chief Executive Officer

Date: May 14, 2003

/s/ DONALD R. MYLL
Name:	Donald R. Myll
Title:	Chief Accounting Officer and Chief Financial Officer

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

5.    The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ STEVEN C. FRANCIS
Name:	Steven C. Francis
Title:	Chief Executive Officer

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

5.    The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.    The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ DONALD R. MYLL
Name:	Donald R. Myll
Title:	Chief Accounting Officer and Chief Financial Officer