Form 10-Q
period 2003-06-30
AMN HEALTHCARE SERVICES INC
filed 2003-08-11
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 100 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 792-0711

Former Address: 12235 El Camino Real, Suite 200; San Diego, California; 92130

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report Date)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒    No  ☐

As of August 8, 2003, there were 37,836,850 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$43,507	$40,135
Accounts receivable, net	113,340	134,456
Prepaid expenses	14,156	11,897
Other current assets	2,293	2,165

Total current assets	173,296	188,653
Fixed assets, net	14,842	9,869
Deferred income taxes	9,761	12,111
Deposits	1,574	1,412
Goodwill, net	135,532	135,532
Other intangibles, net	1,785	1,197

Total assets	$336,790	$348,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,090	$1,225
Accounts payable and accrued expenses	11,376	12,738
Accrued compensation and benefits	33,761	34,488
Income taxes payable	3,045	1,659
Other current liabilities	296	1,238

Total current liabilities	51,568	51,348
Other long-term liabilities	1,440	1,602

Total liabilities	53,008	52,950

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,991 shares issued at June 30, 2003 and December 31, 2002	430	430
Additional paid-in capital	352,978	352,541
Treasury stock, at cost (4,971 and 2,078 shares at June 30, 2003 and December 31, 2002, respectively)	(71,167)	(35,164)
Accumulated other comprehensive loss	(65)	—
Retained earnings (accumulated deficit)	1,606	(21,983)

Total stockholders’ equity	283,782	295,824

Commitments and contingencies:
Total liabilities and stockholders’ equity	$336,790	$348,774

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$183,364	$191,235	$383,129	$365,191
Cost of revenue	141,373	144,849	296,387	276,602

Gross profit	41,991	46,386	86,742	88,589

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	22,012	24,407	44,849	47,132
Non-cash stock-based compensation	219	218	437	436
Amortization	96	92	191	174
Depreciation	1,054	737	2,074	1,428
Transaction costs	—	139	—	139

Total expenses	23,381	25,593	47,551	49,309

Income from operations	18,610	20,793	39,191	39,280
Interest (income) expense, net	114	(9)	197	(151)

Income before income taxes	18,496	20,802	38,994	39,431
Income tax expense	7,306	8,321	15,405	15,773

Net income	$11,190	$12,481	$23,589	$23,658

Basic and diluted net income per common share:
Basic net income per common share	$0.29	$0.29	$0.60	$0.56

Diluted net income per common share	$0.27	$0.26	$0.56	$0.50

Weighted average common shares outstanding—basic	38,287	42,596	39,056	42,443

Weighted average common shares outstanding—diluted	41,767	47,402	42,379	47,198

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Six Months Ended June 30, 2003
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2002	42,991	$430	$352,541	$(35,164)	$—	$(21,983)	$295,824
Repurchase of common stock into treasury	—	—	—	(36,003)	—	—	(36,003)
Non-cash stock-based compensation	—	—	437	—	—	—	437
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(65)	—	(65)
Net income	—	—	—	—	—	23,589	23,589

Balance, June 30, 2003	42,991	$430	$352,978	$(71,167)	$(65)	$1,606	$283,782

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$23,589	$23,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,265	1,602
Provision for bad debts	23	1,961
Non-cash interest expense	218	192
Deferred income tax benefit	2,350	52
Non-cash stock-based compensation	437	436
Changes in assets and liabilities, net of effects from acquisitions in 2002:
Accounts receivable	21,093	(26,222)
Prepaid expenses and other current assets	(2,387)	5,566
Deposits	(162)	(592)
Accounts payable and accrued expenses	(1,362)	2,879
Accrued compensation and benefits	(727)	6,715
Income taxes payable	1,386	—
Loss on disposal or sale of fixed assets	65	—
Other liabilities	(88)	16

Net cash provided by operating activities	46,700	16,263

Cash flows from investing activities:
Proceeds from maturity of short-term held-to-maturity investments	—	6,720
Purchase of fixed assets	(7,032)	(2,132)
Acquisitions, net of cash acquired	—	(9,534)
Cash paid under deferred purchase agreement	(1,000)	—

Net cash used in investing activities	(8,032)	(4,946)

Cash flows from financing activities:
Capital lease repayments	(138)	(98)
Payment of financing costs	(955)	(17)
Proceeds from issuance of common stock, net of issuance costs	—	2,189
Repurchase of common stock	(36,003)	—
Change in bank overdraft	1,865	1,730

Net cash provided by (used in) financing activities	(35,231)	3,804
Effect of exchange rates changes on cash	(65)	—

Net increase in cash and cash equivalents	3,372	15,121
Cash and cash equivalents at beginning of period	40,135	15,654

Cash and cash equivalents at end of period	$43,507	$30,775

Supplemental disclosures of cash flow information:
Cash paid for interest	$90	$125

Cash paid for income taxes	$11,512	$7,901

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets obtained through capital leases	$80	$1,222

Fair value of assets acquired in acquisitions, net of cash received	$—	$2,074
Goodwill	—	7,780
Non-compete covenants	—	208
Liabilities assumed	—	(528)

Net cash paid for acquisitions	$—	$9,534

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2002, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

2.    STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 to account for its stock option plans. Under this method, compensation expense for fixed plans is measured on the date of grant only if the then current market price of the underlying stock exceeded the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is recorded at the end of each reporting period until the related performance criteria is met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
As reported:
Net income	$11,190	$12,481	$23,589	$23,658

Non-cash stock-based employee compensation, net of tax	$132	$131	$264	$262

Net income per common share:
Basic	$0.29	$0.29	$0.60	$0.56

Diluted	$0.27	$0.26	$0.56	$0.50

Pro forma:
Net income, as reported	$11,190	$12,481	$23,589	$23,658
Additional pro forma non-cash stock-based employee compensation per SFAS 123, net of tax	508	403	904	717

Pro forma net income	$10,682	$12,078	$22,685	$22,941

Pro forma net income per common share:
Basic	$0.28	$0.28	$0.58	$0.54

Diluted	$0.26	$0.25	$0.53	$0.49

3.    EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Options to purchase 743,729 shares of common stock were excluded from the diluted EPS calculation as their effect would be anti-dilutive for the three and six month periods ended June 30, 2003, respectively.

The following table sets forth, for the periods indicated, the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$11,190	$12,481	$23,589	$23,658

Weighted average common shares outstanding—basic	38,287	42,596	39,056	42,443

Basic net income per common share	$0.29	$0.29	$0.60	$0.56

Weighted average common shares outstanding—basic	38,287	42,596	39,056	42,443
Plus stock options	3,480	4,806	3,323	4,755

Weighted average common shares outstanding—diluted	41,767	47,402	42,379	47,198

Diluted net income per common share	$0.27	$0.26	$0.56	$0.50

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    ACQUISITION

On April 23, 2002, a subsidiary of the Company acquired 100% of the issued and outstanding stock of Healthcare Resource Management Corporation (HRMC), a nationwide provider of travel healthcare staffing. The acquisition was recorded using the purchase method of accounting. The results of operations of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price paid to the former stockholders of HRMC included a payment of $8,561,000 in cash (net of $199,000 cash received), and $400,000 that was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow, subject to certain purchase agreement adjustments, were released to the former shareholders on April 23, 2003.

A subsidiary of the Company acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $524,000 and recorded goodwill in the amount of $7,379,000, which is tax deductible in its entirety. The Company allocated $200,000 of the purchase price to a non-compete agreement, which is being amortized over the four-year life of the agreement.

Unaudited pro forma operating results for the Company, assuming the acquisition of HRMC was made at the beginning of the six month period ended June 30, 2002, is as follows (in thousands, except per share amounts):

Six Months Ended June 30, 2002
Revenue	$369,922
Income from operations	39,674
Net income	$23,967

Basic net income per common share	$0.56

Diluted net income per common share	$0.51

Weighted average common shares outstanding—basic	42,443

Weighted average common shares outstanding—diluted	47,198

5.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) includes items such as effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. For the six months ended June 30, 2003, comprehensive income (loss) included a $65,000 foreign currency translation adjustment loss.

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2003 and December 31, 2002, the Company had the following acquired intangible assets with definite lives (in thousands):

	June 30, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Non-compete agreements	$1,544	$(1,025)	$1,544	$(834)
Deferred financing costs	1,688	(422)	733	(246)

Total	$3,232	$(1,447)	$2,277	$(1,080)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $367,000 and $282,000 for the six months ended June 30, 2003 and June 30, 2002, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense as of June 30, 2003 is as follows (in thousands):

Amount
Six months ending December 31, 2003	$368
Year ending December 31, 2004	$610
Year ending December 31, 2005	$429
Years ending December 31, 2006 and thereafter	$378

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. The Company performed the required evaluation related to FIN No. 46 and has determined that the disclosure and measurement provisions did not have an impact on the Company’s consolidated financial statements.

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

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our seven separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand images. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, travel to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients allows us to typically offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and, our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We market our services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from seven recruitment brands. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services, which we provide to our temporary healthcare professionals, is also critical to our success, since the majority of our temporary healthcare professionals stay with us for multiple assignments and we believe our largest source of new candidates is word-of-mouth referrals from satisfied current and former temporary healthcare professionals.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us and we are compensated by our clients for these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During the six months ended June 30, 2003, approximately 94% of our temporary healthcare professionals on assignment with our hospital and healthcare facility clients were under payroll contracts.

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

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. We believe that the current demand for temporary healthcare professionals has declined compared to the last several years as a result of certain factors. In particular, we believe hospitals have increased their efforts to retain permanent staff and maximize the utilization of permanent staff.

Critical Accounting Principles and Estimates

In response to the SEC’s Release Numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We stated these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2002, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	We have recorded goodwill and intangibles resulting from our acquisitions completed in the past four years. Through December 31, 2001, goodwill and intangibles were amortized on a straight-line basis over their lives of 25 years and 4 years, respectively. Commencing with the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

•	We maintain an accrual for our health and workers compensation self-insurance, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering customers’ financial condition, credit histories and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals as appropriate. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Consolidated Statement of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.1	75.7	77.4	75.7

Gross profit	22.9	24.3	22.6	24.3
Selling, general and administrative (excluding non-cash stock-based compensation)	12.0	12.8	11.7	12.9
Non-cash stock-based compensation	0.1	0.1	0.1	0.1
Amortization and depreciation expense	0.6	0.4	0.6	0.4
Transaction costs	0.0	0.1	0.0	0.0

Income from operations	10.2	10.9	10.2	10.9
Interest (income) expense, net	0.1	0.0	0.1	0.0

Income before income taxes	10.1	10.9	10.1	10.9
Income tax expense	4.0	4.4	4.0	4.3

Net income	6.1%	6.5%	6.1%	6.6%

Comparison of Results for the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Revenue.    Revenue decreased 4%, from $191.2 million for the three months ended June 30, 2002 to $183.4 million for the same period in 2003. Of the $7.8 million decrease, approximately $9.1 million was attributable to a reduction in the average number of temporary healthcare professionals on assignment and a shift in mix from payroll contracts to flat contracts during the comparable periods partially offset by enhancements in contract terms with our hospital and healthcare facility clients. The 4% decline in the average number of temporary healthcare professionals on assignment in our existing brands contributed approximately $8.4 million and the shift in contract mix to a greater percentage of flat rate contracts contributed approximately $3.6 million to the decrease. These decreases were partially offset by enhancements in contract terms including increases in hourly rates charged to hospital and healthcare facility clients that contributed approximately $2.9 million over the prior year period. In addition, revenue resulting from the acquisition of Healthcare Resource Management Corporation in April 2002 contributed $1.3 million during the three months ended June 30, 2003.

Cost of Revenue.    Cost of revenue decreased 2%, from $144.8 million for the three months ended June 30, 2002 to $141.4 million for the same period in 2003. Of the $3.4 million decrease, approximately $4.4 million was attributable to the decline of our existing brands offset by approximately $1.0 million of additional costs attributable to the acquisition of Healthcare Resource Management Corporation.

Gross Profit.    Gross profit decreased 10%, from $46.4 million for the three months ended June 30, 2002 to $42.0 million for the same period in 2003, representing gross margins of 24.3% and 22.9%, respectively. Of the $4.4 million decrease in gross profit, approximately $4.7 million was attributable to the decline of our existing brands offset by approximately $0.3 million increase attributable to the acquisition of Healthcare Resource Management Corporation. The decline in gross margin for the current quarter was primarily due to an increase in compensation, and health insurance costs as a percentage of revenue.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased from $24.4 million for the three months ended June 30, 2002 to $22.0 million for the same period in 2003. The overall decrease of $2.4 million is primarily attributable to reductions in the provision for uncollectible accounts, employee and office expenses. These decreases were partially offset by increased advertising and insurance expenses and the acquisition of Healthcare Resource Management Corporation.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $0.2 million for the three months ended June 30, 2002 and the three months ended June 30, 2003 in connection with our stock option plans, which reflects the difference between the fair value at the measurement date and the exercise prices of previously issued stock options, which are being amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.1 million was fairly consistent for the three months ended June 30, 2002 and the three months ended June 30, 2003, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $0.7 million for the three months ended June 30, 2002 to $1.1 million for the three months ended June 30, 2003. This increase was primarily attributable to internally developed software placed in service in 2002 and continued infrastructure expansion associated with the growth of our company during the comparable periods.

Interest (Income) Expense, Net.    Net interest income was nine thousand dollars for the three months ended June 30, 2002 as compared to net interest expense of $0.1 million for the same period in 2003, due primarily to the liquidation of the investments held in 2002 and amortization of deferred financing costs into interest expense associated with our January 2003 line of credit amendment.

Income Tax Expense.    Income tax expense for the three months ended June 30, 2002 was $8.3 million as compared to $7.3 million for the three months ended June 30, 2003, reflecting effective income tax rates of 40.0% and 39.5% for these periods, respectively.

Comparison of Results for the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Revenue.    Revenue increased 5%, from $365.2 million for the six months ended June 30, 2002 to $383.1 million for the same period in 2003. Of the $17.9 million increase, approximately $12.5 million was attributable to growth in the average number of temporary healthcare professionals and enhancements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 3%. The average number of temporary healthcare professionals on assignment in our existing brands grew 1% and contributed approximately $4.9 million, and enhancements in contract terms which included increases in average hourly rates charged to hospital and healthcare facility clients accounted for approximately $12.8 million of the increase. These increases were partially offset by a shift in the mix from payroll to flat rate temporary healthcare professional contracts of approximately $5.2 million. The remainder of the increase, $5.4 million, was attributable to the acquisition of Healthcare Resource Management Corporation in April 2002.

Cost of Revenue.    Cost of revenue increased 7%, from $276.6 million for the six months ended June 30, 2002 to $296.4 million for the same period in 2003. Of the $19.8 million increase, approximately $15.6 million was attributable to the organic growth of our existing brands, and approximately $4.2 million was attributable to the acquisition of Healthcare Resource Management Corporation.

Gross Profit.    Gross profit decreased 2%, from $88.6 million for the six months ended June 30, 2002 to $86.7 million for the same period in 2003, representing gross margins of 24.3% and 22.6%, respectively. The decrease in gross margin was primarily attributable to increased compensation, insurance and housing costs as a percentage of revenue. Of the $1.9 million decrease in gross profit, approximately $3.2 million was attributable to our existing brands, offset by an approximate $1.3 million increase attributable to the acquisition of Healthcare Resource Management Corporation.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 5%, from $47.1 million for the six months ended June 30, 2002 to $44.8 million for the same period in 2003. The decrease was primarily attributable to reductions in the provision for uncollectible accounts, professional service and office expenses. These decreases were partially offset by increased employee, advertising and insurance expenses and the acquisition of Healthcare Resource Management Corporation.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $0.4 million for the six months ended June 30, 2002 and the six months ended June 30, 2003, in connection with our stock option plans to reflect the difference between the fair value at the measurement date and the exercise prices of previously issued stock options, which are being amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.2 million was consistent for the six months ended June 30, 2002 and the six months ended June 30, 2003, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $1.4 million for the six months ended June 30, 2002 to $2.1 million for the six months ended June 30, 2003. This increase was primarily attributable to internally developed software placed in service in 2001 and depreciation of assets acquired under capital leases.

Interest (Income) Expense, Net.    Net interest income was $0.2 million for the six months ended June 30, 2002 as compared to net interest expense of $0.2 million for the same period in 2003, due primarily to the liquidation of the investments held in 2002 and amortization of deferred financing costs associated with our January 2003 line of credit amendment.

Income Tax Expense.    Income tax expense for the six months ended June 30, 2002 was $15.8 million as compared to $15.4 million for the six months ended June 30, 2003, reflecting effective income tax rates of 40% and 39.5% for these periods, respectively.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At June 30, 2003, we had no debt outstanding under our revolving credit facility. On January 10, 2003, we amended our amended and restated credit agreement to increase our secured revolving credit facility to up to $75.0 million in borrowing capacity. The revolving credit facility has a maturity date of December 31, 2006 and contains a letter of credit sub-facility and a swing-line loan sub-facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on the outstanding amount of the revolving credit facility. Our amended and restated credit agreement stipulates a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants. Amounts available under our revolving credit facility may be used for working capital, acquisitions, repurchases of common stock and general corporate purposes, subject to various limitations.

We have relatively low capital investment requirements. Capital expenditures were $2.1 million and $7.0 million for the six months ended June 30, 2002 and 2003, respectively. For the first six months of 2003, our primary capital expenditures were $3.8 million for purchased and internally developed software and $3.2 million for computers, furniture and equipment, leasehold improvements and other expenditures, including $3.1 million related to our new corporate headquarters. We expect our capital expenditure requirements as a percentage of revenue to be similar in the future, other than costs related to our new corporate headquarters, including leasehold improvements, furniture and equipment, which we expect to be approximately $8.0 million in 2003.

Historically, our principal working capital need has been for accounts receivable. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $30.4 million from $16.3 million for the six months ended June 30, 2002 to $46.7 million for the six months ended June 30, 2003. This increase in net cash provided by operations was primarily related to a reduction in receivables due to a 6-day decrease in our days sales outstanding at June 30, 2003 as compared to June 30, 2002.

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program, we repurchased 2,892,900 shares at an average purchase price of $12.45 per share, or an aggregate of $36.0 million, during the six months ending June 30, 2003. Since the inception of the repurchase plan, we have repurchased 4,971,000 shares for an aggregate purchase price of $71.2 million.

We believe that cash generated from operations and borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

At June 30, 2002 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties, other than relationships described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of temporary healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population, such as Florida and Arizona, during the winter and summer months. These facilities adjust their staffing levels to accommodate this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of our temporary healthcare professionals on assignment has increased during January through March, followed by declines or minimal growth during April through August. During September through November, our temporary healthcare professional count has historically increased, followed by a decline in December. The historical seasonality of revenue and earnings may not continue due to the recent changes in the demand from our hospital and healthcare facility clients. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 change financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of the provisions of SFAS 149 is not anticipated to have a material impact on the Company’s consolidated financial statements as the Company does not currently have any derivative instruments.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 changed the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect SFAS 150 to have a material impact on the consolidated financial statements as the Company does not have any such financial instruments that are subject to the provisions of SFAS 150.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals and to attract and retain operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	the attractiveness to hospitals and healthcare facility clients of our services;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	increased utilization of permanent staff by our hospital and healthcare facility clients;

•	our ability to successfully implement our acquisition and integration strategies;

•	the effect of existing or future government regulation of the healthcare industry, and our ability to operate our business in compliance with these regulations;

•	the impact of medical malpractice and other claims asserted against us; and

•	our ability to carry out our business strategy.

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2002. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At June 30, 2002, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our short-term investments at June 30, 2002 consisted primarily of fixed income securities. We only invested in high credit quality issuers and we did not use derivative financial instruments in our investment portfolio. During the three months ended June 30, 2003, we did not hold any short-term investments.

During the comparable three months ended June 30, 2002 and 2003, we had no outstanding debt. A 1% change in the interest rates on short-term investments during the six months ended June 30, 2002 would have resulted in interest income fluctuations of approximately $30,000. During the six months ended June 30, 2003, a 1% change in interest rates would have had an immaterial impact on our reported results.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2003 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 8, 2003. The matters submitted to a vote of our stockholders were (i) the election of six directors to our Board of Directors (ii) the approval of our Senior Management Incentive Bonus Plan for purposes of Section 162(m) of the Internal Revenue Code and (iii) ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

Our stockholders elected the following six directors to our Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld
Robert B. Haas	36,145,463	1,831,296
Steven C. Francis	36,145,463	1,831,296
Michael R. Gallagher	35,608,209	2,368,550
William F. Miller III	35,608,209	2,368,550
Andrew M. Stern	35,608,209	2,368,550
Douglas D. Wheat	35,349,609	2,627,150

Our stockholders approved our Senior Management Incentive Bonus Plan for purposes of Section 162(m) of the Internal Revenue Code. The results of the voting were as follows:

Votes For	Votes Against	Abstained	Unvoted
31,271,080	1,222,783	2,103,225	3,379,671

Our stockholders also ratified the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003. The results of the voting were as follows:

Votes For	Votes Against	Abstained
33,826,633	2,764,312	1,385,814

Item 6.    Exhibits and Reports on Form 8-K

(a)    List of Exhibits

Exhibit No.	Description of Document
31.1	Certification by Steven C. Francis pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification by Donald R. Myll pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification by Steven C. Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Donald R. Myll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(b)	Reports on Form 8-K:

On April 30, 2003, we filed a Current Report on Form 8-K, under items 9 and 12 of Form 8-K, announcing our first quarter earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
	Name:	Steven C. Francis
	Title:	Chief Executive Officer

Date: August 11, 2003

/s/ DONALD R. MYLL
	Name:	Donald R. Myll
	Title:	Chief Accounting Officer and Chief Financial Officer