Form 10-Q
period 2003-09-30
AMN HEALTHCARE SERVICES INC
filed 2003-11-12
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of November 12, 2003, there were 28,120,342 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$56,077	$40,135
Accounts receivable, net	113,106	134,456
Prepaid expenses	12,765	11,897
Other current assets	1,696	2,165

Total current assets	183,644	188,653
Fixed assets, net	17,787	9,869
Deferred income taxes	9,761	12,111
Deposits	1,588	1,412
Goodwill, net	135,532	135,532
Other intangibles, net	1,625	1,197

Total assets	$349,937	$348,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$4,795	$1,225
Accounts payable and accrued expenses	9,767	12,738
Accrued compensation and benefits	35,770	34,488
Income taxes payable	6,527	1,659
Other current liabilities	347	1,238

Total current liabilities	57,206	51,348
Other long-term liabilities	1,887	1,602

Total liabilities	59,093	52,950

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,997 and 42,991 shares issued at September 30, 2003 and December 31, 2002, respectively	430	430
Additional paid-in capital	353,249	352,541
Treasury stock, at cost (5,154 and 2,078 shares at September 30, 2003 and December 31, 2002, respectively)	(73,652)	(35,164)
Accumulated other comprehensive loss	(75)	—
Retained earnings (accumulated deficit)	10,892	(21,983)

Total stockholders’ equity	290,844	295,824

Commitments and contingencies
Total liabilities and stockholders’ equity	$349,937	$348,774

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$171,463	$203,445	$554,592	$568,636
Cost of revenue	132,438	153,748	428,825	430,350

Gross profit	39,025	49,697	125,767	138,286

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	22,167	25,049	67,016	72,181
Non-cash stock-based compensation	218	219	655	655
Amortization	95	98	286	272
Depreciation	1,108	837	3,182	2,265
Transaction costs	—	—	—	139

Total expenses	23,588	26,203	71,139	75,512

Income from operations	15,437	23,494	54,628	62,774
Interest (income) expense, net	92	(66)	289	(217)

Income before income taxes	15,345	23,560	54,339	62,991
Income tax expense	6,059	9,268	21,464	25,041

Net income	$9,286	$14,292	$32,875	$37,950

Basic and diluted net income per common share:
Basic net income per common share	$0.25	$0.33	$0.85	$0.89

Diluted net income per common share	$0.22	$0.30	$0.78	$0.80

Weighted average common shares outstanding—basic	37,881	42,989	38,660	42,627

Weighted average common shares outstanding—diluted	41,393	47,054	42,046	47,152

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands)

	Nine Months Ended September 30, 2003
	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, December 31, 2002	42,991	$430	$352,541	$(35,164)	$—	$(21,983)	$295,824
Repurchase of common stock into treasury	—	—	—	(38,488)	—	—	(38,488)
Exercise of stock options	6	—	53	—	—	—	53
Non-cash stock-based compensation	—	—	655	—	—	—	655
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net income	—	—	—	—	—	32,875	32,875

Balance, September 30, 2003	42,997	$430	$353,249	$(73,652)	$(75)	$10,892	$290,844

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$32,875	$37,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,468	2,537
Provision for bad debts	41	2,810
Non-cash interest expense	311	278
Deferred income tax benefit	2,350	52
Non-cash stock-based compensation	655	655
Loss (gain) on disposal of fixed assets	164	(1)
Changes in assets and liabilities, net of effects from acquisitions in 2002:
Accounts receivable	21,309	(24,913)
Prepaid expenses and other current assets	(399)	947
Deposits	(176)	(668)
Accounts payable and accrued expenses	(2,971)	4,339
Accrued compensation and benefits	1,282	11,331
Income taxes payable	4,868	12,501
Other liabilities	370	16

Net cash provided by operating activities	64,147	47,834

Cash flows from investing activities:
Proceeds from maturity of short-term held-to-maturity investments	—	5,198
Purchase of fixed assets	(11,058)	(3,298)
Acquisitions, net of cash acquired	—	(9,534)
Cash paid under deferred purchase agreement	(1,000)	(1,000)

Net cash used in investing activities	(12,058)	(8,634)

Cash flows from financing activities:
Capital lease repayments	(223)	(171)
Payment of financing costs	(984)	(38)
Offering costs	—	(1,056)
Proceeds from issuance of common stock, net of issuance costs	53	3,183
Repurchase of common stock	(38,488)	—
Change in bank overdraft	3,570	2,119

Net cash provided by (used in) financing activities	(36,072)	4,037
Effect of exchange rates changes on cash	(75)	—

Net increase in cash and cash equivalents	15,942	43,237
Cash and cash equivalents at beginning of period	40,135	15,654

Cash and cash equivalents at end of period	$56,077	$58,891

Supplemental disclosures of cash flow information:
Cash paid for interest	$186	$190

Cash paid for income taxes	$14,107	$8,490

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets obtained through capital leases	$206	$1,262

Fair value of assets acquired in acquisitions, net of cash received	$—	$2,074
Goodwill	—	7,780
Non-compete covenants	—	208
Liabilities assumed	—	(528)

Net cash paid for acquisitions	$—	$9,534

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

2.    STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans is recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is measured at the end of each reporting period until the related performance criteria are met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
As reported:
Net income	$9,286	$14,292	$32,875	$37,950

Non-cash stock-based employee compensation, net of tax	$132	$132	$396	$395

Net income per common share:
Basic	$0.25	$0.33	$0.85	$0.89

Diluted	$0.22	$0.30	$0.78	$0.80

Pro forma:
Net income, as reported	$9,286	$14,292	$32,875	$37,950
Additional pro forma non-cash stock-based employee compensation per SFAS 123, net of tax	564	405	1,468	1,122

Pro forma net income	$8,722	$13,887	$31,407	$36,828

Pro forma net income per common share:
Basic	$0.23	$0.32	$0.81	$0.86

Diluted	$0.21	$0.30	$0.75	$0.78

3.    EARNINGS PER SHARE

Basic earnings per share (EPS) excludes the diluted effect of warrants and options to purchase common stock and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants and options to purchase common stock) were exercised or converted into common stock. Options to purchase 655,012 shares of common stock were excluded from the diluted EPS calculation as their effect would be anti-dilutive for the three and nine-month periods ended September 30, 2003, respectively.

The following table sets forth, for the periods indicated, the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$9,286	$14,292	$32,875	$37,950

Weighted average common shares outstanding—basic	37,881	42,989	38,660	42,627

Basic net income per common share	$0.25	$0.33	$0.85	$0.89

Weighted average common shares outstanding—basic	37,881	42,989	38,660	42,627
Plus stock options	3,512	4,065	3,386	4,525

Weighted average common shares outstanding—diluted	41,393	47,054	42,046	47,152

Diluted net income per common share	$0.22	$0.30	$0.78	$0.80

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

Unaudited pro forma operating results for the Company, assuming the acquisition of HRMC was made at the beginning of the nine month period ended September 30, 2002, is as follows (in thousands, except per share amounts):

Nine Months Ended September 30, 2002
Revenue	$573,367
Income from operations	63,130
Net income	$38,166

Basic net income per common share	$0.90

Diluted net income per common share	$0.81

Weighted average common shares outstanding—basic	42,627

Weighted average common shares outstanding—diluted	47,152

5.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) includes items such as effective gains and losses on foreign currency forward exchange contracts, foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. For the nine months ended September 30, 2003, comprehensive income (loss) was $32,800,000 and included a $75,000 foreign currency translation adjustment loss.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2003 and December 31, 2002, the Company had the following acquired intangible assets with definite lives (in thousands):

	September 30, 2003		December 31, 2002
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated amortization
Non-compete agreements	$1,544	$(1,120)	$1,544	$(834)
Deferred financing costs	1,717	(516)	733	(246)

Total	$3,261	$(1,636)	$2,277	$(1,080)

Aggregate amortization for the intangible assets presented in the above table was $556,000 and $448,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization of intangible assets as of September 30, 2003 is as follows (in thousands):

Amount
Three months ending December 31, 2003	$185
Year ending December 31, 2004	$619
Year ending December 31, 2005	$437
Years ending December 31, 2006 and thereafter	$384

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation of certain entities (“variable interest entities”) in which an enterprise has a controlling financial interest through other than voting interests. FIN No. 46 requires that a variable interest entity be consolidated by the holder of the majority of the expected risks and rewards associated with the activities of the variable interest entity. The Company adopted the provisions of FIN No. 46 during the quarter ended September 30, 2003 and the adoption of the provisions did not have an impact on the Company’s consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the interim disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, during the quarter ended March 31, 2003. Related interim disclosures are included herein.

8.    SUBSEQUENT EVENT

On October 16, 2003, the Company completed a tender offer for $180,000,000 of its common stock and certain employee stock options. In connection with the tender offer, the Company amended its current credit facility. The amended credit facility provides for, among other things, a $75,000,000 secured revolving facility, letter of credit sub-facility and swing-line facility and a new $130,000,000 secured term loan facility maturing in October 2008. The tender offer was financed with the new $130,000,000 term loan under the amended credit facility, $15,000,000 of borrowings under the revolving credit facility and $35,000,000 of cash on hand. The Company also incurred approximately $4,500,000 million in transaction costs associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand.

In conjunction with the financing of the above transaction, on October 17, 2003 the Company entered into interest rate swap arrangements to minimize the Company’s exposure to fluctuations in interest rates on $110,000,000 of its outstanding variable rate debt under the amended credit facility. The Company has formally documented the hedging relationships and expects to account for these arrangements as cash flow hedges.

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

Overview

We are a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” nationally and internationally and place them on temporary assignments of variable lengths at acute care hospitals and healthcare facilities throughout the United States.

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our seven separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand images. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients allows us to typically offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and, our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

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

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Temporary healthcare professional wage and benefits billed under a payroll contract primarily represent a pass-through cost component for us and we are compensated by our clients for these value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. During the nine months ended September 30, 2003, approximately 94% of our temporary healthcare professionals on assignment with our hospital and healthcare facility clients were under payroll contracts.

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

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. Recently, the demand for temporary healthcare professionals has declined due to a number of factors. In particular, we believe hospitals have increased their nurse recruitment efforts, stretched the productivity of permanent staff and maximized the cost-effectiveness of outsourced staffing solutions. In addition, because of current economic conditions, we believe permanent staff at our hospital and healthcare facility clients have been more likely to work overtime and less likely to leave their positions, creating fewer vacancies and fewer opportunities for us to place our temporary healthcare professionals. While the demand for our services has been relatively unchanged since April 2003, we have seen declines in our temporary healthcare professionals on assignment, revenue and earnings through September 2003. We believe we will continue to experience a lag between when changes in demand occur and when operations processes translate into changes in the number of temporary healthcare professionals on assignment and our financial results. Therefore, the declines in demand experienced in our industry could also result in continued declines in revenue and net income in subsequent quarters.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We stated these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2002, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	We have recorded goodwill resulting from our past acquisitions. Through December 31, 2001, goodwill was amortized on a straight-line basis over useful lives of 25 years. Commencing with the adoption of SFAS No. 142 on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

•	We maintain an accrual for our health and workers compensation self-insurance, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to both health and workers compensation claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in provision for bad debt expense. We determine the adequacy of this allowance by continually evaluating individual customer receivables, considering customers’ financial condition, credit histories and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals as appropriate. Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. Although we are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, if we become aware of such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated Statement of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.2	75.6	77.3	75.7

Gross profit	22.8	24.4	22.7	24.3
Selling, general and administrative (excluding non-cash stock-based compensation)	12.9	12.3	12.1	12.7
Non-cash stock-based compensation	0.1	0.1	0.1	0.1
Amortization and depreciation expense	0.8	0.5	0.6	0.4
Transaction costs	0.0	0.0	0.0	0.0

Income from operations	9.0	11.5	9.9	11.1
Interest (income) expense, net	0.1	0.0	0.1	0.0

Income before income taxes	8.9	11.5	9.8	11.1
Income tax expense	3.5	4.6	3.9	4.4

Net income	5.4%	6.9%	5.9%	6.7%

Comparison of Results for the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Revenue.    Revenue decreased 16%, from $203.4 million for the three months ended September 30, 2002 to $171.5 million for the same period in 2003. The $31.9 million decrease was attributable to a reduction in the average number of temporary healthcare professionals on assignment and a shift in mix from payroll contracts to flat rate contracts during the comparable periods, partially offset by enhancements in contract terms, including increases in hourly rates charged to our hospital and healthcare facility clients. The 16% decline in the average number of temporary healthcare professionals on assignment contributed approximately $32.1 million and the shift in contract mix to a greater percentage of flat rate contracts contributed approximately $3.7 million to the decrease. These decreases were partially offset by approximately $3.9 million attributable to enhanced contract terms.

Cost of Revenue.    Cost of revenue decreased 14%, from $153.7 million for the three months ended September 30, 2002 to $132.4 million for the same period in 2003. Of the $21.3 million decrease, approximately $24.2 million was attributable to the reduction in the average number of temporary healthcare professionals on assignment and $3.1 million was attributable to a shift in mix from payroll contracts to flat rate contracts during the comparable periods. These decreases were partially offset by approximately $6.0 million attributable to increases in compensation and benefits provided to our temporary healthcare professionals.

Gross Profit.    Gross profit decreased 22%, from $49.7 million for the three months ended September 30, 2002 to $39.0 million for the same period in 2003, representing gross margins of 24.4% and 22.8%, respectively. Of the $10.7 million decrease in gross profit, approximately $7.8 million was attributable to the decline in the number of temporary healthcare professionals on assignment and $2.9 million due to the increased costs of compensating our temporary healthcare professionals and a shift in the mix from payroll contracts to flat rate contracts during the comparable periods. The decline in gross margin for the quarter ended September 30, 2003 was primarily due to an increase in compensation, housing and health insurance costs as a percentage of revenue.

Selling, General and Administrative Expenses, excluding non-cash stock-based compensation.    Selling, general and administrative expenses decreased from $25.0 million for the three months ended September 30, 2002 to $22.2 million for the same period in 2003. The overall decrease of $2.8 million is primarily attributable to reductions in the provision for uncollectible accounts, employee and professional service expenses. These decreases were partially offset by increased office and corporate insurance expenses.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.2 million for each of the three months ended September 30, 2002 and the three months ended September 30, 2003 in connection with our stock option plans, which reflects the difference between the fair value at the measurement date and the exercise prices of previously issued stock options, which are being amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.1 million was consistent for the three months ended September 30, 2002 and the three months ended September 30, 2003, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $0.8 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003. This increase was primarily attributable to internally developed and purchased software placed in service in 2002 and assets purchased in conjunction with our move to our new corporate headquarters that were placed in service in August 2003.

Interest (Income) Expense, Net.    Net interest income was $0.1 million for the three months ended September 30, 2002 as compared to net interest expense of $0.1 million for the same period in 2003, due primarily to the liquidation of the investments held in 2002 and amortization of deferred financing costs into interest expense associated with our January 2003 line of credit amendment.

Income Tax Expense.    Income tax expense for the three months ended September 30, 2002 was $9.3 million as compared to $6.1 million for the three months ended September 30, 2003, reflecting effective income tax rates of 39.3% and 39.5% for these periods, respectively.

Comparison of Results for the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Revenue.    Revenue decreased 2%, from $568.6 million for the nine months ended September 30, 2002 to $554.6 million for the same period in 2003. Of the $14.0 million decrease, approximately $19.5 million was attributable to a decline in the average number of temporary healthcare professionals on assignment and a shift in mix from payroll to flat rate contracts, offset by enhancements in contract terms with our hospital and healthcare facility clients, representing an organic contraction of our recurring operations of 3%. The average number of temporary healthcare professionals on assignment in our existing brands declined 5% and contributed approximately $26.3 million and a shift in the mix from payroll to flat rate contracts contributed approximately $8.9 million to the decrease. These decreases were partially offset by enhancements in contract terms in our existing brands, which included increases in average hourly rates charged to hospital and healthcare facility clients, of approximately $15.7 million. The remainder of the offsetting increase, $5.5 million, was attributable to the acquisition of Healthcare Resource Management Corporation in April 2002.

Cost of Revenue.    Cost of revenue was relatively flat at $430.4 million for the nine months ended September 30, 2002 compared to $428.8 million for the same period in 2003. Of the slight $1.6 million decrease, approximately $5.8 million was attributable to the organic decline of our existing brands, offset by an approximately $4.2 million increase attributable to the acquisition of Healthcare Resource Management Corporation.

Gross Profit.    Gross profit decreased 9%, from $138.3 million for the nine months ended September 30, 2002 to $125.8 million for the same period in 2003, representing gross margins of 24.3% and 22.7%, respectively. The decrease in gross margin was primarily attributable to increased compensation, insurance and housing costs as a percentage of revenue. Of the $12.5 million decrease in gross profit, approximately $13.8 million was attributable to our existing brands, offset by an approximate $1.3 million increase attributable to the acquisition of Healthcare Resource Management Corporation.

Selling, General and Administrative Expenses, excluding non-cash stock-based compensation.    Selling, general and administrative expenses decreased 7%, from $72.2 million for the nine months ended September 30, 2002 to $67.0 million for the same period in 2003. The decrease was primarily attributable to reductions in the provision for uncollectible accounts and professional service expenses. These decreases were partially offset by increased employee, advertising and insurance expenses and the acquisition of Healthcare Resource Management Corporation.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.7 million for the nine months ended September 30, 2002 and the nine months ended September 30, 2003, in connection with our stock option plans to reflect the difference between the fair value at the measurement date and the exercise prices of previously issued stock options, which are being amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.3 million was consistent for the nine months ended September 30, 2002 and the nine months ended September 30, 2003, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $2.3 million for the nine months ended September 30, 2002 to $3.2 million for the nine months ended September 30, 2003. This increase was primarily attributable to internally developed software placed in service in 2002, amortization of assets acquired under capital leases and depreciation of assets acquired and placed in service in association with our move into our new corporate headquarters in August 2003.

Transaction Costs.    Transaction costs of $0.1 million for the nine months ended September 30, 2002 represent costs incurred in connection with the acquisition of Healthcare Resource Management Corporation in April 2002.

Interest (Income) Expense, Net.    Net interest income was $0.2 million for the nine months ended September 30, 2002 as compared to net interest expense of $0.3 million for the same period in 2003, due primarily to the liquidation of the investments held in 2002 and amortization of deferred financing costs associated with our January 2003 line of credit amendment.

Income Tax Expense.    Income tax expense for the nine months ended September 30, 2002 was $25.0 million as compared to $21.5 million for the nine months ended September 30, 2003, reflecting effective income tax rates of 39.8% and 39.5% for these periods, respectively.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. At September 30, 2003, we had no debt outstanding under our revolving credit facility. On October 2, 2003, we amended our amended and restated credit agreement to provide for a new $130 million term loan to finance our tender offer and to extend the maturity date of the credit facility (including our $75 million secured revolving credit facility) to October 2008. Our amended and restated credit agreement stipulates a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants.

The revolving credit facility contains a letter of credit sub-facility and a swing-line loan sub-facility. The revolving credit facility carries an unused fee of .5% per annum, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or prime interest rate option selected by us, plus a spread, to be determined based on our leverage ratio. Amounts available under our revolving credit facility may be used for working capital, acquisitions and general corporate purposes, subject to various limitations.

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly beginning June 30, 2004 until 2008 with any remaining amounts payable in 2008. We are required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 1, 2006. On October 17, 2003 we entered into interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under the new credit facility. We have formally documented the hedging relationships and expect to account for these arrangements as cash flow hedges.

We continue to have relatively low capital investment requirements, exclusive of costs associated with our new corporate headquarters occupied in August 2003. Capital expenditures were $3.3 million and $11.1 million for the nine months ended September 30, 2002 and 2003, respectively. For the first nine months of 2003, our primary capital expenditures were $4.8 million for purchased and internally developed software and $6.3 million for computers, furniture and equipment, leasehold improvements and other expenditures, including $5.3 million related to our new corporate headquarters. We expect our capital expenditure requirements as a percentage of revenue to be similar in the future, other than costs related to our new corporate headquarters.

Historically, our principal working capital need has been for accounts receivable. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $16.3 million from $47.8 million for the nine months ended September 30, 2002 to $64.1 million for the nine months ended September 30, 2003. This increase in net cash provided by operations was primarily related to a reduction in receivables due to the decrease in revenue for the nine months ended September 30, 2003 compared to the prior year.

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program, during the nine months ending September 30, 2003, we repurchased 3,076,100 shares at an average purchase price of $12.51 per share, or an aggregate of $38.5 million. Since the inception of the repurchase plan, we have repurchased 5,154,200 shares for an aggregate purchase price of $73.7 million. We discontinued the repurchase of shares under the program in August prior to the commencement of the recently completed tender offer.

On October 16, 2003, we completed a tender offer for an aggregate of $180 million of our common stock and certain employee stock options. In connection with the tender offer, the Company amended its current credit facility. The amended credit facility provides for, among other things, a $75 million secured revolving facility, letter of credit sub-facility and swing-line facility and a new $130 million secured term loan facility maturing in October 2008. The tender offer was financed with a new $130 million term loan under our amended credit facility, $15 million of borrowings from our amended revolving credit facility and $35 million of cash on hand. We also incurred approximately $4.5 million in transaction costs associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand.

We believe that cash generated from operations and remaining available borrowings under our amended revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

At September 30, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties, other than relationships described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 change financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of the provisions of SFAS 149 did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2003 as the Company did not have any derivative instruments during that period.

However, in conjunction with the financing of the tender offer described above, on October 17, 2003 the Company entered into interest rate swap arrangements to minimize the Company’s exposure to fluctuations in interest rates on $110,000,000 of its outstanding variable rate debt under the amended credit facility. The Company has formally documented the hedging relationships and expects to account for these arrangements as cash flow hedges.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 changed the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. The Company adopted SFAS 150 during the quarter ended September 30, 2003, and it did not have a material impact on the consolidated financial statements as the Company does not have any financial instruments that are subject to the provisions of SFAS 150.

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

Additional Information

We maintain a corporate website at www.amnhealthcare.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments. At September 30, 2002, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our short-term investments at September 30, 2002 consisted primarily of fixed income securities. We only invested in high credit quality issuers and we did not use derivative financial instruments in our investment portfolio. During the three months ended September 30, 2003, we did not hold any short-term investments.

During the comparable three months ended September 30, 2002 and 2003, we had no outstanding debt. A 1% change in the interest rates on short-term investments during the nine months ended September 30, 2002 would have resulted in interest income fluctuations of approximately $63,000. During the nine months ended September 30, 2003, a 1% change in interest rates would have had an immaterial impact on our reported results.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)    Reports on Form 8-K:

On September 26, 2003, we filed a Current Report on Form 8-K, under item 5, announcing the election of Susan R. Nowakowski, the Company’s President and Chief Operating Officer, to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
	Name:	Steven C. Francis
	Title:	Chief Executive Officer

Date: November 12, 2003

/s/ DONALD R. MYLL
	Name:	Donald R. Myll
	Title:	Chief Accounting Officer and Chief Financial Officer