Form 10-K
period 2003-12-31
AMN HEALTHCARE SERVICES INC
filed 2004-03-11
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 100 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519

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

As of June 30, 2003, the approximate aggregate market value of voting stock held by non-affiliates of the registrant was $253,456,237 based on a closing sale price of $12.70 per share. As of March 9, 2004, there were 28,120,340 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 18, 2004 have been incorporated by reference into part III of this Form 10-K.

i

PART I

Item 1.    Business

Our Company

AMN Healthcare Services, Inc. is a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services. We recruit nurses and allied health professionals, nationally and internationally, our “temporary healthcare professionals,” and place them on temporary assignments of variable lengths at acute care hospitals and healthcare facilities throughout the United States. Approximately 94% of our temporary healthcare professionals are nurses, while the remainder are technicians, therapists and technologists. We are actively working with a pre-screened pool of prospective temporary healthcare professionals, of whom an average of over 6,300 were on assignment during the fourth quarter of 2003.

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our seven separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand reputations. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients allows us to offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and, our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We market our services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from seven recruitment brands. At the end of 2003, we had over 4,300 hospital and healthcare facility clients. Over 97% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services which we provide to our temporary healthcare professionals is also critical to our success, since the majority of our temporary healthcare professionals stay with us for multiple assignments and we believe our largest source of new candidates is word-of-mouth referrals from satisfied current and former temporary healthcare professionals.

Industry Overview

In 2003, total healthcare expenditures in the United States were estimated at $1.7 trillion, representing approximately 15% of the U.S. gross domestic product, and had grown approximately 8% over 2002 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase to approximately $3.3 trillion during the next decade.

Within the healthcare staffing sector, temporary staffing has emerged over the last several years as a business practice to efficiently deliver healthcare services. In the mid-1990s, several factors prompted the increased usage of temporary staffing at hospitals. A principal factor was cost containment. Managed care, Medicare, Medicaid and competitive pressures created renewed emphasis on cost containment. Among other industry responses, this led acute-care hospitals to redesign their staffing models to reduce their levels of fixed staffing and to include a variable staffing component.

The temporary healthcare staffing industry accounted for approximately $10.4 billion in revenue in 2003 according to estimates by The Staffing Industry Report. Approximately 70% of the temporary healthcare staffing industry is comprised of nurse staffing and approximately 30% is comprised of allied health, physicians and other healthcare professionals. Temporary healthcare staffing has experienced strong historical growth from 1998 through estimated 2003, growing at a compound annual rate of 16.5%.

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

Demand Drivers

•	Demographics and Advances in Medicine and Technology. As the U.S. population ages and as advances in medicine result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for both temporary and permanent nurses, as well as for allied health professionals. In addition, advances in healthcare technology have increased the demand for specialty nurses who are qualified to operate advanced medical equipment or perform complex medical procedures.

•	Shift to Flexible Staffing Models. Nurse wages comprise the largest percentage of hospitals’ labor expenses. Cost containment initiatives and a renewed focus on cost-effective healthcare service delivery continue to lead many hospitals and other healthcare facilities to adopt flexible staffing models that include utilization of flexible staffing sources, such as traveling nurses.

•	Nursing Shortage. Most regions of the United States are experiencing a pronounced shortage of registered nurses. In 2002, the U.S. Department of Health and Human Services projected that up to 136,000 position vacancies would exist in 2003 for registered nurses, representing a shortage of approximately 7%. The U. S. Department of Health and Human Services has also reported that the registered nurse workforce is expected to be 29% below projected requirements by 2020. Faced with increasing demand for and a shrinking supply of nurses, hospitals are utilizing more temporary nurses to meet staffing requirements. Factors contributing to the current and projected declining supply of nurses include:

—	Nurses Leaving Patient Care Environments for Less Stressful and More Flexible Careers. Career opportunities for nurses have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital service and supply companies increasingly offer nurses attractive positions which involve less demanding work schedules and physical requirements.

—	Changes in Nurse Population. The average age of a registered nurse was estimated to be 45.2 years old in 2000, an increase of 8.4% since 1988. By 2010, 40% of the nurse population is expected to be older than 50, as compared to 29% of nurses that were older than 50 in 2000. The number of first-time nursing school graduates who sat for the NCLEX examination decreased by 28% for the six-year period ending in 2001. Although these numbers have increased 14% and 6% in 2002 and 2003, respectively, we believe that the number of nurses taking the NCLEX examination is still well below the number of nurses needed in order to eliminate the projected long-term nursing shortage.

•	Seasonality. Hospitals in regions that experience significant seasonal fluctuations in population, such as Florida or Arizona during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in patient census. Many of these hospitals utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

•	Family and Medical Leave Act. The adoption of the Family and Medical Leave Act in 1993, which mandates 12-week job-protected maternity and dependent care leave, continues to create temporary nursing vacancies at healthcare facilities. Approximately 94% of the registered nurses working at healthcare facilities in the United States are women.

•	State Legislation Requiring Healthcare Facilities to Utilize More Nurses. In response to concerns by nursing and consumer organizations over the quality of care provided in healthcare facilities and the increased workloads and pressures placed upon nurses, several states have passed or introduced legislation that is expected to increase the demand for nurses.

—	Minimum Nurse-to-Patient Ratios. Effective January 2004, California hospitals are required to staff units at government mandated nurse-to-patient ratios. Similar legislation has been introduced in several other states.

—	Limitation of Mandatory Overtime. Many healthcare facilities require their permanent staff to work overtime to cover staffing shortages. Seven states have passed legislation that limits mandatory overtime for nurses, and similar legislation has already been introduced in several other states. In addition, federal legislation has been introduced that would limit the ability of many healthcare facilities to require nurses to work mandatory overtime, except in limited circumstances.

Supply Drivers

•	Traditional Reasons for a Healthcare Professional to Work on a Travel Assignment. Traveling allows healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, build their resumes and avoid unwanted workplace politics that may accompany a permanent position. Other benefits to temporary healthcare professionals include free or subsidized housing, professional development opportunities, competitive wages, health insurance and completion bonuses for some assignments. All of these opportunities have been constant supply drivers, attracting a growing number of new healthcare professionals into traveling.

•	Word-of-Mouth Referrals. New applicants are most often referred to travel staffing companies by current or former temporary healthcare professionals. Growth in the number of healthcare professionals that have traveled, as well as the increased number of hospital and healthcare facilities that utilize temporary healthcare professionals, creates more opportunities for referrals.

•

More Nurses Choosing Traveling Due to the Nursing Shortage.    In times of nursing shortages, nurses with permanent jobs generally feel more secure about their employment prospects. They have a higher degree of confidence that they can leave their permanent position to take a travel assignment and have the ability to return to a permanent position in the future. Additionally, during a nursing shortage, permanent staff nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Many experienced nurses consequently choose to leave their permanent employer and look for a more flexible and rewarding position.

•	New Legislation Allowing Nurses to Become More Mobile. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and has been passed in 20 states as of January 2004.

Growth Strategy

Our goal is to expand our leadership position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

•	Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified temporary healthcare professionals. We have exhibited substantial growth in our temporary healthcare professional network over the past five years primarily through referrals from our current and former temporary healthcare professionals, as well as through advertising and internet initiatives.

•	Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. In order to establish deeper and more collaborative partnerships, we have recently expanded our client services and account management team. This expansion allows us to better understand and serve the needs of our hospital and healthcare facility clients. Furthermore, because we possess one of the largest national networks of temporary nurse and allied health professionals, we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

•	Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base to Increase Productivity. We seek to increase our productivity through our proven multi-brand recruiting strategy, large network of temporary healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our multi-brand recruiting strategy allows a recruiter in any of our brands to take advantage of all of our nationwide placement opportunities. In addition, our information systems and support personnel permit our recruiters to spend more time focused on temporary healthcare professionals’ needs and placing them on appropriate assignments in hospitals or healthcare facilities. Implementation of our business model at our acquired brands has resulted in increases in their productivity.

•	Expanding Service Offerings Through New Staffing Solutions. In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. As our hospital and healthcare clients’ needs change, we constantly explore what additional services we can provide to better serve our clients.

•	Providing Innovative Technology. We continue to be an innovation leader in healthcare staffing by providing on-line tools to hospital and healthcare clients, to help them streamline their communications and process flow for securing staffing services. We recently introduced our Staffing Service Center, an online resource and tool to help our clients manage outsourced staffing more efficiently.

•	Building the Strongest Management Team to Optimize Our Business Model. In addition to a tenured senior management team who has successfully led us through a period of rapid growth and successful integration of five acquisitions, we have increased our focus on training and professional development for all levels of management.

•	Capitalizing on Strategic Acquisition Opportunities. In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. After previous acquisitions, we have sought to leverage our hospital relationships and orders across our brands, integrate back-office functions and maintain brand differentiation for temporary healthcare professional recruitment purposes. We also have implemented our proven business model in order to achieve greater productivity, operating efficiencies and financial results.

Recent Trends

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of approximately 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. Over the last year, the demand for temporary healthcare professionals has declined due to a number of factors. In particular, we believe hospitals have increased their nurse recruitment efforts, stretched the productivity of permanent staff and maximized the cost-effectiveness of outsourced staffing solutions. In addition, because of the recent economic conditions, we believe permanent staff at our hospital and healthcare facility clients have been more likely to work overtime and less likely to leave their positions, creating fewer vacancies and fewer opportunities for us to place our temporary healthcare professionals.

The number of temporary healthcare professionals on assignment for the year decreased 9% from an average of 7,783 in 2002 to an average of 7,113 in 2003. Additionally, during the fourth quarter of 2003, we had an average of 6,339 temporary healthcare professionals on assignment. As a result of this decline, revenue and net income decreased throughout 2003. Demand for our services stabilized from April 2003 through October 2003, and has increased since then, throughout many regions. We believe that this increase in the number of orders placed by our hospital and healthcare facility clients is a result of increased hospital admission growth and legislation impacting healthcare staffing throughout the United States, such as the California nurse staffing ratios that went into effect in January 2004. In addition, we believe signs of an improving economy and our increased focus on our hospital and healthcare facility clients have driven the recent increase in demand. We believe we will continue to experience a lag between when changes in demand occur and when our operations processes translate into changes in the number of temporary healthcare professionals on assignment and our financial results. Therefore, the changes in demand experienced in our industry could also result in continued changes in revenue and net income in subsequent quarters, and it is uncertain whether the recent increase in demand will drive increases in the average number of temporary healthcare professionals on assignment.

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

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses and advanced practice nurses in a wide range of specialties for travel assignments throughout the United States. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. Nurses comprise approximately 94% of the total temporary healthcare professionals currently working for us. We typically place the majority of our nurses on 13-week assignments, but offer a longer term, typically 18-month staffing solution with our international nurses that we recruit primarily from English speaking countries.

Allied Health Professionals.    We also provide allied health professionals to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics and schools. Allied health professionals include such disciplines as surgical technologists, respiratory therapists, medical and radiology technologists, dialysis technicians, speech pathologists and rehabilitation assistants. Allied health professionals comprise approximately 6% of the total temporary healthcare professionals currently working for us.

Multi-Brand Recruiting

In order to enhance our opportunities to expand our network of traveling professionals, we recruit temporary healthcare professionals in the United States and internationally under each of our seven recruitment brand names: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC, Thera Tech Staffing and O’Grady-Peyton International. While all of our brands have the capability to place temporary healthcare professionals on assignments that we have throughout the United States using the same placement opportunities, our brands have distinct geographic market strengths and brand reputations, which enhance our recruitment opportunities.

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

To our hospital and healthcare facility clients, however, we market and administer our services under the single corporate brand of AMN Healthcare. Hospitals and healthcare facility clients, in turn, have the advantage of managing one contract with us, but receiving the benefit of seven nationally known brands that recruit temporary healthcare professionals for their open positions.

The following chart depicts our single staffing provider and multi-brand recruiting model:

Multi-Brand Recruiting	Single Staffing Provider

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer our temporary healthcare professionals nationwide placement opportunities and provide temporary staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically have open temporary healthcare professional requests, or “orders,” in all 50 states. The largest percentages of these open orders are typically concentrated in heavily populated states such as Arizona, California, Florida, New York and Texas.

The number of our hospital and healthcare facility clients that we serve has grown from approximately 600 in 1993 to over 3,600 and 4,300 at the end of 2002 and 2003, respectively. Over 97% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Scripps Health Systems, Stanford Health Care, Swedish Health Services, Texas Children’s Hospital, UCLA Medical Center and

The University of Chicago Hospitals. As of December 31, 2003, no single client, including affiliated groups, comprised more than 10% of our temporary healthcare professionals on assignment and no single client facility comprised more than 3% of our temporary healthcare professionals on assignment.

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

We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of temporary healthcare professionals. Because it is common for these healthcare professionals to register with more than one brand in the industry, we believe that by offering seven distinct brands we increase our ability to recruit temporary healthcare professionals. Each brand has its own distinct identity to prospective temporary healthcare professionals, allowing us to segment the nursing population. We have conducted research to identify and categorize our temporary healthcare professionals into several categories, which allows us to market to specific nurses that meet the specific needs of our hospital clients. We tailor the marketing of each of our brands through a combination of websites, journal advertising, conferences and conventions, direct mail, printed marketing material and, most importantly, through personal word-of-mouth referrals from current and former temporary healthcare professionals. We also operate NurseZone.com and RN.com, two leading nurse community websites. NurseZone.com caters to the professional and personal lives of nurses, offering nursing news and updates, links to other Internet sites, discounted products and services, continuing education courses and career opportunities sponsored by our recruitment brands, including an online temporary healthcare professional application process. RN.com offers online education opportunities for nurses, other online nurse related services and an online temporary healthcare professional application process. In addition, we operate a variety of other websites, including Travelnursing.com and Nursingjobs.com. Our leading recruitment brands are featured on each website, and each website includes an easy and efficient online application process where temporary healthcare professionals can complete one application online and have it sent to each of the brands of their choice.

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

Sales, Marketing and Account Management

We market our services to hospitals and healthcare facilities under one corporate brand name, AMN Healthcare, a single staffing provider with seven recruitment sources of temporary healthcare professionals: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, HRMC, Thera Tech Staffing and O’Grady-Peyton International. Furthermore, we utilize a team approach to servicing our hospital and healthcare facility clients. This team includes:

Regional Client Service Director.    Our team of regional client service directors markets our services to prospective hospital and healthcare facility clients, and supervises ongoing contract management and business development of existing clients in each of their territories.

Hospital Account Manager.    Once hospital and healthcare facility contracts are obtained by our regional client service directors, our hospital account managers are responsible for soliciting and receiving orders from these clients and working with our recruiters to fill those orders with qualified temporary healthcare professionals. An “order” is a request from a client hospital or healthcare facility for a temporary healthcare professional to fill an assignment. Depending upon their size and specific needs, one hospital or healthcare facility client may have from one to over 50 open orders at one time.

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

Clinical Liaison.    We liaison with our hospital and healthcare facility clients and temporary healthcare professionals on clinical issues. We continually evaluate our temporary healthcare professionals’ performance through a verbal and written evaluation process.

The number of our hospital and healthcare facility clients that we have contracts with has grown from approximately 600 in 1993 to over 3,600 and 4,300 clients at the end of 2002 and 2003, respectively. Over 97% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools.

Placement

Orders are entered into our information network and are available to the recruiters at all of our recruitment brands. Our recruiters electronically provide our hospital account managers with the personnel profiles of the temporary healthcare professionals who have expressed an interest in a particular assignment. The hospital account manager follows up to arrange a telephone interview between the temporary healthcare professional and the hospital, and confirms offers and placements with the hospital or healthcare facility.

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

In the case of our international temporary healthcare professionals, the recruiters and placement coordinators at our O’Grady-Peyton International brand, including those located in the United Kingdom, Australia and South Africa, assist candidates in preparing for the United States nursing examination and subsequently obtaining a U.S. nursing license. These recruiters also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents or to obtain work visas prior to their arrival in the United States.

Throughout the typical 13-week assignment, the recruiters will work with the temporary healthcare professionals to review their progress and to determine whether the professionals would like to extend the length of the current assignment, or move to a new hospital or healthcare facility at the end of the assignment term. Our international temporary healthcare professionals are typically placed on longer-term, 18-month assignments as a result of our substantial investment in bringing them to work in the United States. Near completion of the 18-month assignment, our recruiters will work with these temporary healthcare professionals to explore their options for new assignments, including our more traditional 13-week arrangements.

We share orders among our various brands to increase placement opportunities for our temporary healthcare professionals. Our growth in placement volume has been driven by enabling our recruiters at all of our brands to offer more open assignment orders to their temporary healthcare professionals.

Housing

We offer substantially all of our temporary healthcare professionals free or subsidized housing while on assignment. Our housing department is centralized and managed at our San Diego, California corporate headquarters and an internally developed software system is used to manage rental properties, furniture vendors and other housing services. Our housing department facilitates the leasing of all apartments and furniture, manages utilities and arranges all housing and roommate assignments for the thousands of temporary healthcare professionals that we place each year. We generally offer our temporary healthcare professionals a free two-bedroom apartment to share with another temporary healthcare professional. If a temporary healthcare professional desires to have a private, one-bedroom apartment, they typically pay a housing fee to us to cover the incremental costs. If a temporary healthcare professional chooses not to accept housing provided by us, they receive a monthly housing stipend in lieu of an apartment. Generally, our international temporary healthcare professionals are provided with increased travel reimbursements and assistance with immigration costs in lieu of free or subsidized housing. We currently lease over 3,000 apartments nationwide with a monthly housing expense of over $4.5 million.

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

Temporary Healthcare Professional Payroll

During 2003, approximately 94% of our working temporary healthcare professionals were on our payroll, while approximately 6% were paid directly by the hospital or healthcare facility client. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. To provide convenience and flexibility to our hospital and healthcare facility clients, we accommodate several different payroll cycles and allow the client to choose the cycle that most closely matches that of their permanent staff. This enables our hospital and healthcare facility clients to integrate management of temporary healthcare professional scheduling and overtime with their permanent staff.

Consistent accuracy and timeliness of making payroll payments is essential to the retention of our temporary healthcare professionals. Our internal payroll service group currently receives and processes timesheets for over 6,000 temporary healthcare professionals. Payroll is typically processed within 72 hours after the completion of each pay period, heightening the importance of having adequately trained and skilled payroll personnel and appropriate operating and information systems. In November 2003, we implemented an upgraded payroll and billing software system for our temporary healthcare professionals. We are now processing payroll in-house, but continuing to outsource the printing, tax deposit and reporting functions to a national payroll processing service. This system provides a platform that will enable us to add enhanced features to better service our healthcare professionals in the future.

Our payroll service group offers our temporary healthcare professionals several service benefits, including multi-account direct deposit, automatic 401(k) deductions, dependent care and flexible spending account deductions, health insurance co-pay deductions and housing co-pay deductions when the temporary healthcare professional chooses to upgrade their housing accommodation.

Temporary Healthcare Professional Benefits

In our effort to attract and retain highly qualified traveling professionals, we offer a variety of benefits to our temporary healthcare professionals. These benefits include:

•	Travel Reimbursement. Temporary healthcare professionals receive travel reimbursement for each assignment. Reimbursements are calculated on a “per mile” basis with a cap on the total, and are often billed as a separate cost to the hospital or healthcare facility client.

•	Group Medical, Dental and Life Insurance. We pay 100% of premium expenses for medical, dental and life insurance.

•	Referral Bonuses. Through our referral bonus program, a temporary healthcare professional receives a bonus if he or she successfully refers a new temporary healthcare professional to us.

•	Completion Bonuses. Some of our assignments offer special completion bonuses, which we pay in a lump sum once the temporary healthcare professional has completed his or her assignment. When offered, completion bonuses usually range from $250 to $3,000 for a 13-week assignment and are typically billed as a separate cost to the hospital or healthcare facility client, with a small markup to cover employer taxes and overhead.

•	401(k) Plan and Dependent Care and Medical Reimbursement. We offer immediate enrollment in our 401(k) plan, including matching employer contributions after 1,000 hours of continued service. In addition, we provide pre-tax deductions for employee dependent care expenses and a medical spending account.

•	Individual Professional Liability Insurance. We provide our temporary healthcare professionals with individual professional liability insurance policies.

•	Free Continuing Education. We are a fully accredited provider of continuing education by the American Nurses Credentialing Center. Through our professional development center and RN.com, our temporary healthcare professionals receive free continuing education courses and seminars. In addition, they can obtain the information needed to apply for licensure in the state where they will travel.

Hospital Billing

To accommodate the needs of our hospital clients, we offer two types of billing: payroll contracts and flat rate contracts. During 2003, we billed approximately 94% of working temporary healthcare professionals based on payroll contracts and approximately 6% based on flat rate contracts.

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

Information Systems

Our primary management information and communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our staffing offices. Our financial and payroll systems are primarily centralized at our corporate headquarters and our operational reporting is standardized at all of our offices. In November 2003, we implemented an upgraded payroll and billing software system for our temporary healthcare professionals. We are now processing payroll in-house, but continuing to outsource the printing, tax deposit and reporting functions to a national payroll processing service. This system provides a platform that will enable us to add enhanced features to better service our healthcare professionals in the future.

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

We believe that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the travel healthcare staffing industry. Continuing nursing shortages and factors driving the demand for nurses over the past several years have made it increasingly difficult for hospitals to meet their staffing needs. More established firms have a large pool of available nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms generally have a deeper, more comprehensive infrastructure and can also more easily provide payroll services, which are cash flow intensive.

Some of our larger competitors in the temporary healthcare staffing sector include Cross Country, InteliStaf/StarMed, Nursefinders, Medical Staffing Network and On Assignment.

Government Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk.

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. We are currently licensed in all twelve states that require such licenses.

Most of the temporary healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take prudent steps to ensure that our employees possess all necessary licenses and certifications in all material respects.

We recruit some temporary healthcare professionals from Canada for placement in the United States. Canadian healthcare professionals can come to the United States on TN Visas under the North American Free Trade Agreement. TN Visas are renewable, one-year temporary work visas, which generally allow entrance into the United States provided the healthcare professional presents at the border proof of waiting employment in the United States and evidence of the necessary healthcare practice licenses.

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

Employees

As of December 31, 2003, we had 834 corporate employees. We believe that our employee relations are good. The following chart shows our number of corporate employees by department:

Recruitment	222
Regional Directors and Hospital Account Managers	76
Housing, Quality Management and Traveler Services	229
Accounting and Payroll	140
MIS, Support Services, HR, Marketing and Facilities Staff	136
Corporate and Subsidiary Management	31

Total Corporate Employees	834

During the fourth quarter of 2003, we had an average of over 6,300 temporary healthcare professionals working on assignment.

Additional Information

We maintain a corporate website at www.amnhealthcare.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission.

Item 2.    Properties

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We relocated and consolidated our San Diego, California headquarters during the second half of 2003. We currently occupy office space in ten locations, as identified in the chart below:

Location	Square Feet
San Diego, California (corporate headquarters)	175,672
Westminster, Colorado	29,152
Huntersville, North Carolina	25,967
Ft. Lauderdale, Florida	25,408
Savannah, Georgia	5,656
London (United Kingdom)	2,691
Birmingham (United Kingdom)	2,368
Perth (Australia)	292
Sydney (Australia)	118
Cape Town (South Africa)	50

Total	267,374

Item 3.    Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

Our hospital and healthcare facility clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital and healthcare facility clients relating to these matters. At this time, we are not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the New York Stock Exchange under the symbol “AHS” since our initial public offering on November 13, 2001. Prior to that time, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2002
First Quarter	$28.40	$20.50
Second Quarter	$37.40	$26.00
Third Quarter	$35.06	$17.50
Fourth Quarter	$21.80	$13.41

Year Ended December 31, 2003
First Quarter	$18.95	$9.25
Second Quarter	$13.09	$8.90
Third Quarter	$17.10	$12.20
Fourth Quarter	$17.36	$13.70

As of March 9, 2004, there were 28,120,340 shares of our common stock issued and outstanding that were held by 15 stockholders of record. There were no sales of unregistered securities during the fourth quarter of 2003. On March 9, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $17.68 per share.

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

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program we repurchased 5,154,200 shares at an average purchase price of $14.29 per share, or an aggregate of $73.7 million, including 3,076,100 shares repurchased during 2003 at an average share price of $12.51 per share, or an aggregate of $38.5 million.

On October 16, 2003, we completed a tender offer for an aggregate of $180 million, or approximately 10 million shares of our common stock and certain employee stock options. In connection with the tender offer, we amended our current credit facility. The amended credit facility provides for, among other things, a $75 million secured revolving facility, letter of credit sub-facility and swing-line facility and a new $130 million secured term loan facility maturing in October 2008. The tender offer was financed with a new $130 million term loan under our amended credit facility, $15 million of borrowings from our amended revolving credit facility and $35 million of cash on hand. We also incurred approximately $4.4 million in transaction costs associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand.

Item 6.    Selected Consolidated Financial and Operating Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended December 31, 2003, 2002 and 2001, and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited financial statements that do not appear herein. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$714,209	$775,683	$517,794	$230,766	$146,514
Cost of revenue	552,052	586,900	388,284	170,608	111,784

Gross profit	162,157	188,783	129,510	60,158	34,730

Expenses:
Selling, general and administrative (excluding non-cash stock-based compensation)	92,500	97,666	71,483	30,728	20,677
Non-cash stock-based compensation(1)	874	874	31,881	22,379	—
Amortization	380	369	5,562	2,387	1,721
Depreciation	4,439	3,470	2,151	916	325
Transaction costs(2)	—	139	1,955	1,500	12,404

Total expenses	98,193	102,518	113,032	57,910	35,127

Income (loss) from operations	63,964	86,265	16,478	2,248	(397)
Other expense (income):
Interest expense (income), net	2,303	(343)	13,933	10,006	4,030
Loss on extinguishment of debt	—	—	8,265	—	1,157

Total other expense (income), net	2,303	(343)	22,198	10,006	5,187

Income (loss) before minority interest and income taxes	61,661	86,608	(5,720)	(7,758)	(5,584)
Minority interest in earnings of subsidiary(3)	—	—	—	—	(1,325)
Income tax expense (benefit)	23,869	34,252	(1,334)	(2,560)	(1,299)

Net income (loss)	$37,792	$52,356	$(4,386)	$(5,198)	$(5,610)

Net income (loss) per common share:
Basic	$1.04	$1.23	$(0.14)	$(0.23)	$(0.26)

Diluted	$0.95	$1.12	$(0.14)	$(0.23)	$(0.26)

Weighted average common shares outstanding:
Basic	36,456	42,534	30,641	22,497	21,715

Diluted	39,785	46,805	30,641	22,497	21,715

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Other Financial and Operating Data:
Revenue growth (decrease)	(8)%	50%	124%	58%	67%

Average temporary healthcare professionals on assignment	7,113	7,783	5,964	3,166	2,289

Growth (decrease) in average temporary healthcare professionals on assignment	(9)%	31%	88%	38%	59%

Capital expenditures	$13,013	$4,328	$4,497	$2,350	$1,656

	As of December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$4,687	$40,135	$31,968	$546	$503
Working capital	76,982	137,305	116,478	44,149	21,655
Total assets	304,532	348,774	308,929	209,410	79,878
Total long-term debt, including current portion	138,900	—	—	122,889	74,006
Total stockholders’ equity (deficit)	116,097	295,824	271,905	67,070	(2,111)

(1)	Non-cash stock-based compensation represents compensation expense related to our stock option plans to reflect the difference between the fair market value and the exercise price of stock options previously issued to our officers. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10.”

(2)	Transaction costs represent costs incurred in connection with our 1999 recapitalization, our acquisition of Preferred Healthcare Staffing in 2000, our initial public offering in 2001 and our acquisition of Healthcare Resource Management Corporation in 2002.

(3)	On October 18, 1999, the minority stockholder of one of our subsidiaries exchanged its shares of the subsidiary for our shares. As a result, no minority interest is reflected after that date.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” below.

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

For the year ended December 31, 2003, we recorded revenue of $714.2 million, as compared to revenue of $775.7 million and $517.8 million for the years ended December 31, 2002 and 2001, respectively. The number of temporary healthcare professionals on assignment averaged 7,113, 7,783, and 5,964 in 2003, 2002 and 2001, respectively. We recorded net income of $37.8 million for the year ended December 31, 2003, as compared to net income of $52.4 million and a net loss of ($4.4) million for the years ended December 31, 2002 and 2001, respectively. The increase in revenue and net income since 2001 is indicative of our expansion of our existing brands, improvements in contract terms with our hospital and healthcare facility clients, and our acquisitions of Healthcare Resource Management Corporation, “HRMC,” in April 2002 and O’Grady-Peyton International (USA), Inc., “OGP,” in May 2001. During 2003, however, we experienced changes in hospital staffing patterns, which led to a reduction in temporary healthcare professionals on assignment, revenue and net income. See additional discussion in “Results of Operations” below.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Temporary healthcare professional wages and benefits billed under a payroll contract effectively represent a pass-through cost component for us and we are compensated by our clients for our value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years, we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During 2003, approximately 94% of our contracts with our hospital and healthcare facility clients were payroll contracts.

Since 1998 we have completed five strategic acquisitions. We acquired Medical Express, Inc. in November 1998, which strengthened our presence in the Pacific Northwest and Mountain states. During 2000, we completed the acquisitions of NursesRx, Inc. in June and Preferred Healthcare Staffing, Inc. in November, which strengthened our presence in the Eastern and Southern regions of the United States. We completed our acquisition of OGP in May 2001, the leading recruiter of registered nurses from English-speaking foreign countries for placement in the United States. We completed our fifth acquisition in April 2002, acquiring HRMC, to add to our presence in the Eastern and Southern regions of the United States. Each of these acquisitions has been accounted for by the purchase method of accounting. Therefore, the operating results of the acquired entities are included in our results of operations commencing on the date of acquisition of each entity. As a result, our results of operations following each acquisition may not be comparable with our prior results.

At the completion of our initial public offering in November 2001, options to purchase 5,182,000 shares of our common stock that we previously granted to members of our management immediately vested. These options had an average exercise price of $12.45, which was below the initial public offering price of $17.00 per share. As a result, we recorded approximately $18.8 million of non-cash stock-based compensation expense in the fourth quarter of 2001, of which $18.7 million was related to these options. In addition, we also recorded $13.1 million of non-cash stock-based compensation expense in the first three quarters of 2001 and $22.4 million for 2000. We also retired all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering. The retirement of debt resulted in a loss on extinguishment of debt of approximately $8.3 million, which was related to the write-off of the unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees.

On October 16, 2003, we completed a tender offer for an aggregate of $180 million, or approximately 10 million shares of our common stock and certain employee stock options. In connection with the tender offer, we amended our current credit facility. The amended credit facility provides for, among other things, a $75 million secured revolving facility, letter of credit sub-facility and swing-line facility and a new $130 million secured term loan facility maturing in October 2008. The tender offer was financed with a new $130 million term loan under our amended credit facility, $15 million of borrowings from our amended revolving credit facility and $35 million of cash on hand. We also incurred approximately $4.4 million in transaction costs associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand.

Recent Trends

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of approximately 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. Over the last year, the demand for temporary healthcare professionals has declined due to a number of factors. In particular, we believe hospitals have increased their nurse recruitment efforts, stretched the productivity of permanent staff and maximized the cost-effectiveness of outsourced staffing solutions. In addition, because of the recent economic conditions, we believe permanent staff at our hospital and healthcare facility clients have been more likely to work overtime and less likely to leave their positions, creating fewer vacancies and fewer opportunities for us to place our temporary healthcare professionals.

The number of temporary healthcare professionals on assignment for the year decreased 9% from an average of 7,783 in 2002 to an average of 7,113 in 2003. Additionally, during the fourth quarter of 2003, we had an average of 6,339 temporary healthcare professionals on assignment. As a result of this decline, revenue and net income decreased throughout 2003. Demand for our services stabilized from April 2003 through October 2003, and has increased since then, throughout many regions. We believe that this increase in the number of orders placed by our hospital and healthcare facility clients is a result of increased hospital admissions growth and legislation impacting healthcare staffing throughout the United States, such as the California nurse staffing ratios that went into effect in January 2004. In addition, we believe signs of an improving economy and our increased focus on our hospital and healthcare facility clients have driven the recent increase in demand. We believe we will continue to experience a lag between when changes in demand occur and when our operations processes translate into changes in the number of temporary healthcare professionals on assignment and our financial results. Therefore, the changes in demand experienced in our industry could also result in continued changes in revenue and net income in subsequent quarters, and it is uncertain whether the recent increase in demand will drive increases in the average number of temporary healthcare professionals on assignment.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We have recorded goodwill resulting from our past acquisitions. Through December 31, 2001, goodwill was amortized on a straight-line basis over useful lives of 25 years. Commencing with the adoption of Statement of Financial Accounting Standards, or “SFAS,” No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2003 and December 31, 2002, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of December 31, 2003, we had $135.5 million of goodwill, net of accumulated amortization, recorded on our balance sheet.

•	We maintain an accrual for our self-insured health benefits provided to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accruals are overstated or understated, we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. As of December 31, 2003 we had $3.5 million accrued for incurred but not reported health insurance claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating our historical annual write-offs in relation to revenue, as well as evaluating individual customer receivables, considering the financial condition of customers, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2003, our allowance for doubtful accounts was $3.3 million.

•	We maintain an accrual for professional liability and workers compensation self-insured retention limits. We determine the adequacy of these accruals by evaluating our historical experience and trends, as well as through the use of independent actuarial studies. If such information indicates that our accruals are overstated or understated, we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. As of December 31, 2003, we had $7.6 million accrued for workers compensation claims, which is included in accrued compensation and benefits in our consolidated balance sheets. As of December 31, 2003 we had $3.9 million accrued for professional liability retention which is included in accounts payable and accrued expenses in our consolidated balance sheets.

•

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. We may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by our professionals, and we maintain accruals for these matters. We are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations are reported as a single business segment.

	Years Ended December 31,
	2003	2002	2001
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	77.3	75.7	75.0

Gross profit	22.7	24.3	25.0
Selling, general and administrative (excluding non-cash stock-based compensation)	13.0	12.6	13.8
Non-cash stock-based compensation	0.1	0.1	6.2
Amortization and depreciation expense	0.7	0.5	1.5
Transaction costs	0.0	0.0	0.4

Income (loss) from operations	8.9	11.1	3.1
Other expense (income), net	0.3	(0.1)	4.3

Income (loss) before income taxes	8.6	11.2	(1.2)
Income tax expense (benefit)	3.3	4.4	(0.4)

Net income (loss)	5.3%	6.8%	(0.8)%

Comparison of Results for the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenue.    Revenue decreased 8%, from $775.7 million for 2002 to $714.2 million for 2003. This decrease is consistent with the decrease in the number of temporary healthcare professionals on assignment, which decreased 9% from an average of 7,783 for 2002 to an average of 7,113 for 2003. Of the $61.5 million decrease, approximately $66.9 million was attributable to the contraction in our existing brands through a decline in the average number of temporary healthcare professionals on assignment and a shift in the mix from payroll to flat rate contracts, offset by improvements in contract terms with our hospital and healthcare facility clients, representing an organic contraction of our recurring operations of 9%. The average number of temporary healthcare professionals on assignment in our existing brands declined 9% and contributed approximately $72.2 million to the decrease, and a shift in the mix from payroll to flat rate contracts contributed approximately $12.4 million. These decreases were partially offset by improvements in contract terms in our existing brands, which included increases in bill rates charged to hospital and healthcare facility clients, of approximately $17.8 million. The remainder of the offsetting increase in revenue, $5.4 million, was attributable to the results of HRMC, which we acquired in April 2002.

Cost of Revenue.    Cost of revenue decreased 6%, from $586.9 million for 2002 to $552.1 million for 2003. Of the $34.8 million decrease, approximately $39.0 million was attributable to the organic decline of our existing brands, offset by an approximately $4.2 million increase attributable to the operations of HRMC.

Gross Profit.    Gross profit decreased 14%, from $188.8 million for 2002 to $162.2 million for 2003, representing gross margins of 24.3% and 22.7%, respectively. The decrease in the gross margin was primarily attributable to increased compensation, insurance and housing costs as a percentage of revenue.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 5%, from $97.7 million for 2002 to $92.5 million for 2003. The $5.2 million decrease was primarily attributable to reductions in the allowance for doubtful accounts due to favorable collections, reductions in employee expenses related to the decline in the average number of temporary healthcare professionals on assignment and reductions in professional services. These decreases were partially offset by increased advertising and insurance expenses due to an increase in our professional liability reserve, increased expenses as a result of our acquisition of HRMC and a $1.2 million charge in the fourth quarter of 2003 related to vested stock options purchased in our October 2003 tender offer.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $0.9 million in each of 2002 and 2003 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.4 million was consistent for 2002 and 2003, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $3.5 million for 2002 to $4.4 million for 2003. The increase was primarily attributable to internally developed software placed into service in 2002, amortization of assets acquired under capital leases, and depreciation of leasehold improvements and assets acquired and placed in service in association with the consolidation of several San Diego, California locations into our new corporate headquarters during the second half of 2003.

Transaction Costs.    Transaction costs of $0.1 million for 2002 represent non-capitalized costs incurred in connection with the acquisition of HRMC.

Other Expense (Income), Net.    Interest expense (income), net, was income of $0.3 million for 2002 as compared to expense of $2.3 million for 2003, due primarily to the liquidation of investments held in 2002, interest charges related to the amendment of our revolving credit facility in October 2003, and the amortization of deferred financing costs associated with our debt issuance.

Income Tax Expense.    Income tax expense decreased from $34.3 million for 2002 to $23.9 million for 2003, reflecting effective income tax rates of 39.5% and 38.7% for these periods, respectively. The reduction in the effective income tax rate was primarily attributable to changes in the state tax provision.

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Revenue.    Revenue increased 50%, from $517.8 million for 2001 to $775.7 million for 2002. The number of temporary healthcare professionals on assignment increased 31% from an average of 5,964 for 2001 to an average of 7,783 for 2002. Of the $257.9 million increase, approximately $232.7 million was attributable to expansion of our existing brands through growth in the number of temporary healthcare professionals and improvements in contract terms with our hospital and healthcare facility clients, representing an organic growth rate for our recurring operations of 45%. The total number of temporary healthcare professionals on assignment in our existing brands grew 26% and contributed approximately $136.5 million to the increase. Improvements in contract terms included increases in bill rates charged to hospital and healthcare facility clients that accounted for approximately $79.2 million of this increase, and a shift in the mix of payroll versus flat rate temporary healthcare professional contracts that accounted for approximately $17.0 million of this increase. The remainder of the increase, $25.2 million, was attributable to the results of OGP and HRMC, which we acquired in May 2001 and April 2002, respectively.

Cost of Revenue.    Cost of revenue increased 51%, from $388.3 million for 2001 to $586.9 million for 2002. Of the $198.6 million increase, approximately $180.8 million was attributable to the organic growth of our existing brands, and approximately $17.8 million was attributable to the operations of OGP and HRMC.

Gross Profit.    Gross profit increased 46%, from $129.5 million for 2001 to $188.8 million for 2002, representing gross margins of 25.0% and 24.3%, respectively. The decrease in the gross margin was primarily attributable to a larger pass-through of price increases in the form of benefits for our temporary healthcare professionals, as compared to 2001, and a shift in the mix of temporary healthcare professionals from flat rate contracts to payroll contracts.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 37%, from $71.5 million for 2001 to $97.7 million for 2002. Of the $26.2 million increase, approximately $5.1 million was attributable to increased expenses as a result of our acquisitions of OGP and HRMC. The remaining increase of $21.1 million was primarily attributable to increases in administrative and office expenses, marketing, information systems development, recruiting and nurse professional development in support of the growth in temporary healthcare professionals under contract from 2001 to 2002.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $31.9 million in 2001 and $0.9 million in 2002 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise price of previously issued stock options. The decrease was attributable to options to purchase 5,182,000 shares of our common stock that we previously granted to members of our management that immediately vested upon the completion of our initial public offering in 2001. These options had an average exercise price $12.45 per share below the initial public offering price of $17.00 per share and, as a result, we recorded approximately $31.8 million of non-cash stock-based compensation expense in 2001 related to these options. The 2002 expense amount related to the amortization of the intrinsic value of 2001 option grants to members of our management over their vesting period of four years.

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

Other Expense (Income), Net.    Interest expense (income), net, was expense of $13.9 million for 2001 as compared to income of $0.3 million for 2002. Of the $14.2 million change, approximately $13.9 million was attributable to the retirement of all of our indebtedness (approximately $145.2 million) with the proceeds from and upon the completion of our initial public offering in November 2001. The $8.3 million loss on extinguishment of debt for 2001 was related to the write-off of unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees resulting from the early extinguishment of our existing indebtedness, and a prepayment premium resulting from the early extinguishment of the senior subordinated notes.

Income Tax (Expense) Benefit.    Income tax expense increased from a $1.3 million benefit for 2001 to a $34.3 million expense for 2002, reflecting effective income tax rates of 23.3% and 39.5% for these periods, respectively. The difference between the effective tax rate in 2001 and our expected effective tax rate for that year of 41% was primarily attributable to the effect of various permanent tax difference items, the impact of which is magnified by the reduction in pre-tax income created by the non-cash stock-based compensation charge.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our existing credit facility. On October 2, 2003, we amended our credit agreement to provide for a new $130 million term loan to finance our tender offer and to extend the maturity date of the credit facility (including our new $75 million secured revolving credit facility) to October 2008. At December 31, 2003, $138.9 million was outstanding under this term loan and credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. Our Days Sales Outstanding (“DSO”) have generally ranged between approximately 58 and 62 days. At December 31, 2002, our DSO was 61 days and at December 31, 2003, our DSO was 68 days. The increase in DSO compared to the prior year is primarily related to the temporary delay in client billings associated with the upgrade of our payroll and billing system in November 2003. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $8.2 million from $56.9 million in 2002 to $65.1 million in 2003. This increase in net cash provided by operations was primarily related to a reduction in receivables due to the decrease in revenue for 2003 compared to 2002 offset by a decrease in net income.

Investing Activities:

We continue to have relatively low capital investment requirements, exclusive of costs associated with our new corporate headquarters occupied in August 2003 and our implementation of an upgraded payroll and billing software system in November 2003. Capital expenditures were $4.5 million, $4.3 million and $13.0 million in 2001, 2002 and 2003, respectively. In 2003, our capital expenditures were $6.3 million for purchased and internally developed software and $6.7 million for computers, furniture and equipment, leasehold improvements and other expenditures, including $5.8 million related to the consolidation of several San Diego, California locations into our new corporate headquarters. We expect our capital expenditure requirements to be similar in the future, other than costs related to our new corporate headquarters and our upgraded payroll and billing software system. See “Item 2. Properties.”

Our business acquisition expenditures were $13.0 million in 2001, $9.5 million in 2002, and $0 in 2003. During 2000, we completed the acquisitions of NursesRx and Preferred Healthcare Staffing and in May 2001, we acquired OGP. In April 2002, we completed the acquisition of HRMC. These acquisitions were financed through a combination of bank debt and equity investments, except for HRMC, which was financed with cash provided by operations. In connection with our acquisition of NursesRx, we made a $3.0 million payment to the former shareholders, consisting of two payments of $1.0 million each made prior to December 31, 2002 and a final installment of $1.0 million paid on June 30, 2003, in accordance with the terms of the agreement.

Financing Activities:

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program we repurchased 5,154,200 shares at an average purchase price of $14.29 per share, or an aggregate of $73.7 million, including 3,076,100 shares repurchased during 2003 at an average share price of $12.51 per share, or an aggregate of $38.5 million.

On October 16, 2003, we completed a tender offer for an aggregate of $180 million, or approximately 10 million shares of our common stock and certain employee stock options. In connection with the tender offer, we amended our current credit facility. The amended credit facility provides for, among other things, a $75 million secured revolving credit facility, letter of credit sub-facility and swing-line facility and a new $130 million secured term loan facility maturing in October 2008. The tender offer was financed with a new $130 million term loan under our amended credit facility, $15 million of borrowings from our amended revolving credit facility and $35 million of cash on hand. We also incurred approximately $4.4 million in transaction costs associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand.

The revolving credit facility contains a letter of credit sub-facility and a swing-line loan sub-facility. The revolving credit facility carries an unused fee of 0.5% per annum, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread, to be determined based on our leverage ratio. Amounts available under our revolving credit facility may be used for working capital, acquisitions and general corporate purposes, subject to various limitations.

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly beginning June 30, 2004 until 2008 with any remaining amounts payable in 2008. We are required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 1, 2006. On October 17, 2003 we entered into interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under the new credit facility. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

Our amended and restated credit agreement stipulates a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants.

Contractual Obligations.

The following table summarizes the effect that minimum debt, lease and other material non-cancelable commitments listed below are expected to have on our cash flow in the future periods set forth below (in thousands):

	Payments Due
	2004	2005	2006	2007	2008	Later	Total
Debt and Leases:
Long-term debt (1)	$11,388	$12,607	$12,307	$12,007	$120,066	$—	$168,375
Capital lease obligations (2)	384	367	367	142	10	—	1,270
Operating lease obligations (3)	9,329	8,589	8,356	8,855	8,607	87,960	131,696

Total Contractual Obligations	$21,101	$21,563	$21,030	$21,004	$128,683	$87,960	$301,341

(1)	Amounts represent contractual amounts due, including estimated interest based on the weighted average rates on the outstanding long-term debt at December 31, 2003.

(2)	Amounts represent contractual amounts due, including interest.

(3)	Amounts represent minimum contractual amounts. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11.”

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

Historically, the number of temporary healthcare professionals on assignment has increased during January through March, followed by declines or minimal growth during April through August. During September through November, our temporary healthcare professional count has historically increased, followed by a decline in December. The historical seasonality of revenue and earnings may not continue due to the recent changes in the demand from our hospital and healthcare facility clients. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS No. 145 in 2003, and has reclassified an extraordinary loss recorded in 2001 on extinguishment of debt of $5,455,000, net of tax benefit of $2,810,000, accordingly. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8.” Adoption of the provisions of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 change financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. In conjunction with the financing of the tender offer, on October 17, 2003 the Company entered into interest rate swap arrangements to minimize the Company’s exposure to fluctuations in interest rates on $110 million of its outstanding variable rate debt under the amended credit facility. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. Adoption of the provisions of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals and to attract and retain operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	the attractiveness to hospitals and healthcare facility clients of our services;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	increased utilization of permanent staff by our hospital and healthcare facility clients;

•	our ability to successfully implement our acquisition and integration strategies;

•	the effect of existing or future government regulation, and our ability to operate our business in compliance with these regulations;

•	the impact of medical malpractice and other claims asserted against us; and

•	our ability to carry out our business strategy.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update the forward-looking statements in this filing. References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies and with specialized temporary staffing agencies. Some of our larger competitors in the temporary nurse staffing sector include Cross Country, InteliStaf/StarMed, Nursefinders, Medical Staffing Network and On Assignment. In addition, we compete with staffing organizations owned by national healthcare facilities that provide staffing services to their member hospitals. Some of these companies may have greater marketing and financial resources. We believe that the primary competitive factors in obtaining and retaining hospital and healthcare facility clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring employees’ job performance. We compete for temporary healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenue or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause revenue and margins to decline.

Our business depends upon our ability to secure and fill new orders from our hospital and healthcare facility clients because we do not have long-term agreements or exclusive contracts with them.

We generally do not have long-term agreements or exclusive guaranteed order contracts with our hospital and healthcare facility clients. The success of our business is dependent upon our ability to continually secure new orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to place orders with our competitors and choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients or are unable to provide a cost-effective staffing solution, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

The demand for our services, and therefore the profitability of our business, may be adversely affected by changes in the staffing needs or staffing preferences of our healthcare facility clients, and by fluctuations in patient occupancy at our client healthcare facilities.

Demand for our temporary healthcare staffing services is significantly affected by the staffing needs and preferences of our healthcare facility clients, as well as by the general level of patient occupancy at our client healthcare facilities. Our healthcare facility clients may choose to use temporary staff, additional overtime from their permanent staff or add new permanent staff in order to address fluctuations in their staffing needs. As occupancy decreases, healthcare facility clients typically will reduce their use of temporary staff before reducing the workload or undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downtown. Occupancy at our client healthcare facilities also fluctuates due to the seasonality of some elective procedures. We are unable to predict the level of patient occupancy or the staffing preferences of our clients at any particular time and their effect on revenue and earnings.

Healthcare reform could negatively impact our business opportunities, revenue and margins.

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

State governments have also attempted to control the growth of healthcare costs. For example, Massachusetts has implemented a regulation that limits the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses aides. While we are exempt from this regulation, in part, if similar regulations were to be applied to our contracts in other states in which we operate, revenue and margins could decrease.

Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability.

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

We are subject to certain laws and regulations applicable to healthcare staffing agencies and general temporary staffing services. Like all employers, we must also comply with various regulations relating to pay practices, workers compensation and immigration; because of the nature of our business, the impact of a change in these regulations may have a more pronounced effect on our business. In addition, if we fail to comply with these laws and regulations, damages, civil and/or criminal penalties, injunctions and/or cease and desist orders may be imposed.

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

We maintain insurance coverage through insurance carriers as well as self-insure for these claims through accruals for retention reserves. Our insurance coverage and reserve accruals may not be sufficient to cover all claims against us, and we may be exposed to substantial liabilities. We provide our healthcare professionals with individual professional liability policies with policy limits of $1 million per occurrence and $6 million in the aggregate. In addition, we have a general and professional liability policy with a $5 million retention and policy limits of $5 million and an excess policy of $5 million. We may experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our hospital and healthcare facility clients.

We may be legally liable for damages resulting from our hospital and healthcare facility clients’ improper treatment of our traveling healthcare personnel.

Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment and other similar activities by our hospital and healthcare facility clients. We maintain a policy for employee practices coverage. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract and retain qualified individuals in the future.

We may not be able to successfully complete the integration of our acquisitions.

We continue to explore strategic acquisition opportunities. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner.

Difficulties in maintaining our management information and communications systems may result in increased costs that reduce our profitability.

Our ability to deliver our staffing services to our hospital and healthcare facility clients and manage our internal systems depends to a large extent upon the performance of our management information and communications systems, including our implementation of an upgraded payroll and billing software system in November 2003. If these systems do not adequately support our operations, or if we are required to incur significant additional costs to maintain or expand these systems, our business and financial results could be materially adversely affected.

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

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. Other than Steven Francis, none of our senior management team has an employment contract with us. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

Our existing majority stockholder controls us.

HWH Capital Partners, L.P. and some of its affiliates, whom we refer to collectively as the “HWP stockholders,” beneficially currently own approximately 46.0% of the outstanding shares of our common stock. As a result, the HWP stockholders have significant influence in electing our directors and approving any action requiring the approval of shareholders, including any amendments to our certificate of incorporation, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

We have a substantial amount of goodwill on our balance sheet. Our level of goodwill may have the effect of decreasing our earnings or increasing our losses.

As of December 31, 2003, we had $135.5 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2003, goodwill represented 44% of our total assets.

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

During 2002, our primary exposure to market risk related to interest rates on short-term investments. A 1% change in the interest rates on short-term investments would have resulted in interest income fluctuating by approximately $102,000 in 2002.

During 2003, our primary exposure to market risk was interest rate risk associated with our debt instruments and short-term investments. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments.” A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $329,000 in 2003.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The	Board of Directors and Stockholders
AMN	Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly, changed its method of accounting for goodwill in 2002.

KPMG LLP

San	Diego, California
February	27, 2004

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,687	$40,135
Accounts receivable, net	117,392	134,456
Prepaid expenses	14,027	11,897
Other current assets	1,835	2,165

Total current assets	137,941	188,653
Fixed assets, net	18,414	9,869
Deferred income taxes, net	6,071	12,111
Deposits	1,635	1,412
Goodwill, net	135,532	135,532
Other intangibles, net	4,939	1,197

Total assets	$304,532	$348,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$1,225
Accounts payable and accrued expenses	12,954	12,738
Accrued compensation and benefits	32,117	34,488
Income taxes payable	2,103	1,659
Current portion of notes payable	13,400	—
Other current liabilities	385	1,238

Total current liabilities	60,959	51,348
Notes payable, less current portion	125,500	—
Other long-term liabilities	1,976	1,602

Total liabilities	188,435	52,950

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,997 and 42,991 shares issued at December 31, 2003 and 2002, respectively	430	430
Additional paid-in capital	349,595	352,541
Treasury stock, at cost (14,877 and 2,078 shares at December 31, 2003 and 2002, respectively)	(249,428)	(35,164)
Retained earnings (accumulated deficit)	15,809	(21,983)
Accumulated other comprehensive loss	(309)	—

Total stockholders’ equity	116,097	295,824

Commitments and contingencies
Total liabilities and stockholders’ equity	$304,532	$348,774

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue	$714,209	$775,683	$517,794
Cost of revenue	552,052	586,900	388,284

Gross profit	162,157	188,783	129,510

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	92,500	97,666	71,483
Non-cash stock-based compensation	874	874	31,881
Amortization	380	369	5,562
Depreciation	4,439	3,470	2,151
Transaction costs	—	139	1,955

Total expenses	98,193	102,518	113,032

Income from operations	63,964	86,265	16,478
Other expense (income):
Interest expense (income), net	2,303	(343)	13,933
Loss on extinguishment of debt	—	—	8,265

Total other expense (income)	2,303	(343)	22,198

Income (loss) before income taxes	61,661	86,608	(5,720)
Income tax expense (benefit)	23,869	34,252	(1,334)

Net income (loss)	$37,792	$52,356	$(4,386)

Basic and diluted net income (loss) per common share:
Basic net income (loss) per common share	$1.04	$1.23	$(0.14)

Diluted net income (loss) per common share	$0.95	$1.12	$(0.14)

Weighted average common shares outstanding:
Basic	36,456	42,534	30,641

Diluted	39,785	46,805	30,641

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2000	28,835	$288	$136,735	$—	$(69,953)	$—	$67,070
Stock-based compensation	—	—	31,881	—	—	—	31,881
Issuance of common stock for cash, net of issuance costs	11,500	115	177,225	—	—	—	177,340
Cashless exercise of warrants	1,955	20	(20)	—	—	—	—
Comprehensive income (loss):
SFAS No. 133 (derivatives) transition adjustment	—	—	—	—	—	(589)	(589)
Amortization of SFAS No. 133 transition adjustment	—	—	—	—	—	123	123
Realized loss for termination of derivative instruments	—	—	—	—	—	466	466
Net loss	—	—	—	—	(4,386)	—	(4,386)

Total comprehensive loss							(4,386)

Balance, December 31, 2001	42,290	423	345,821	—	(74,339)	—	271,905
Issuance costs of common stock	—	—	(1,080)	—	—	—	(1,080)
Repurchase of common stock into treasury	—	—	—	(35,164)	—	—	(35,164)
Exercise of stock options	701	7	3,176	—	—	—	3,183
Income tax benefit from stock option exercises	—	—	3,750	—	—	—	3,750
Stock-based compensation	—	—	874	—	—	—	874
Net income	—	—	—	—	52,356	—	52,356

Total comprehensive income							52,356

Balance, December 31, 2002	42,991	430	352,541	(35,164)	(21,983)	—	295,824
Repurchase of common stock into treasury	—	—	(3,872)	(214,264)	—	—	(218,136)
Exercise of stock options	6	—	52	—	—	—	52
Stock-based compensation	—	—	874	—	—	—	874
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(111)	(111)
Unrealized loss for derivative financial instruments	—	—	—	—	—	(198)	(198)
Net income	—	—	—	—	37,792	—	37,792

Total comprehensive income							37,483

Balance, December 31, 2003	42,997	$430	$349,595	$(249,428)	$15,809	$(309)	$116,097

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$37,792	$52,356	$(4,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,819	3,839	7,713
Loss on extinguishment of debt	—	—	6,996
Provision for bad debts	(315)	2,833	2,906
Noncash interest expense	550	370	4,381
Provision for (benefit from) deferred income taxes	6,040	7,295	(8,649)
Non-cash stock-based compensation	874	874	31,881
Stock-based compensation in connection with tender offer	1,128	—	—
Loss (gain) on disposal or sale of fixed assets	236	228	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,379	(30,147)	(39,482)
Income taxes receivable and other current assets	(1,800)	668	(4,668)
Deposits	(223)	(732)	(515)
Accounts payable and accrued expenses	216	3,663	2,652
Accrued compensation and benefits	(2,371)	10,198	11,700
Income taxes payable	444	5,408	(7,548)
Due to former shareholder	—	—	(342)
Other liabilities	376	—	42

Net cash provided by operating activities	65,145	56,853	2,679

Cash flows from investing activities:
Purchase of short-term investments	—	—	(16,314)
Proceeds from sale of short-term investments	—	16,314	—
Purchase of fixed assets	(13,013)	(4,328)	(4,497)
Cash paid for acquisitions, net of cash received	—	(9,534)	(12,971)
Cash paid under deferred purchase agreement	(1,000)	(1,000)	(1,000)

Net cash provided by (used in) investing activities	(14,013)	1,452	(34,782)

Cash flows from financing activities:
Capital lease repayments	(304)	(244)	(94)
Proceeds from issuance of notes payable	145,000	—	18,000
Payment of financing costs	(4,628)	(101)	(1,261)
Payments on notes payable	(6,100)	—	(147,861)
Repurchase of common stock and options	(219,264)	(35,164)	—
Proceeds from issuance of common stock, net of issuance costs	52	2,103	177,340
Change in bank overdraft, net of effects of acquisitions	(1,225)	(418)	1,087

Net cash provided by (used in) financing activities	(86,469)	(33,824)	47,211

Effect of exchange rate changes on cash	(111)	—	—

Net increase (decrease) in cash and cash equivalents	(35,448)	24,481	15,108
Cash and cash equivalents at beginning of year	40,135	15,654	546

Cash and cash equivalents at end of year	$4,687	$40,135	$15,654

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $0, $0 and $69 capitalized in 2003, 2002 and 2001, respectively)	$2,003	$254	$10,149

Cash paid for income taxes	$17,385	$16,864	$14,054

Supplemental disclosures of noncash investing and financing activities:
Accrued interest on notes payable converted to notes payable	$—	$—	$2,116

Fixed assets acquired through capital leases	$207	$1,307	$142

Fair value of assets acquired in acquisitions, net of cash received	—	$2,074	$6,120
Goodwill	—	7,780	14,579
Noncompete covenants	—	208	200
Liabilities assumed	—	(528)	(4,787)
Earnout provision accrual	—	—	(3,141)

Net cash paid for acquisitions	$—	$9,534	$12,971

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(1)    Summary of Significant Accounting Policies

(a)  General

On April 19, 2001, AMN Holdings, Inc. changed its name to AMN Healthcare Services, Inc. (Services). Services was incorporated in Delaware on November 10, 1997. On December 4, 1997, Services acquired 80% of the outstanding common stock of AMN Healthcare, Inc. (AMN). On November 18, 1998, AMN purchased 100% of Medical Express, Inc. (MedEx). Pursuant to a share exchange completed on October 18, 1999, AMN became a wholly owned subsidiary of Services. On June 28, 2000, AMN purchased 100% of NursesRx, Inc. (NRx). On November 28, 2000, AMN purchased 100% of Preferred Healthcare Staffing, Inc. (PHS). On May 1, 2001, AMN purchased 100% of O’Grady-Peyton International (USA), Inc. (OGP). On July 1, 2001, MedEx and PHS were collapsed into AMN. Also on June 18, 2001, NRx changed its name to AMN Services, Inc., and then on October 16, 2001, AMN Services, Inc. changed its name to Worldview Healthcare, Inc. (Worldview). On March 1, 2002, International Healthcare Recruiters, Inc. (IHR) was formed. On April 23, 2002, AMN purchased 100% of Healthcare Resource Management Corporation (HRMC). On December 31, 2002, HRMC was collapsed into AMN. On July 9, 2003, AMN Staffing Services, Inc. (Staffing) was formed. Services, AMN, Worldview, OGP, IHR and Staffing collectively are referred to herein as the Company. The Company recruits nurses and allied health professionals and places them on temporary assignments at hospitals and other healthcare facilities throughout the United States.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Services, AMN, Worldview, OGP, IHR and Staffing. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2003 and 2002, the Company had $2,024,000 and $7,089,000 respectively, in deposits with major financial institutions that exceeded the federally insured limit of $100,000.

(d)  Fixed Assets

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

(e)  Goodwill

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets, excluding deferred financing costs, in the amount of $871,000, all of which are subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $5,253,000 for the year ended December 31, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and determined that the current classifications conform to the criteria in SFAS No. 141. At December 31, 2003 and 2002, the Company performed the annual impairment test using a market value method and determined there was no impairment of goodwill. See Note 5.

Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over the estimated period of future benefit of 25 years. The Company assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

The following reconciliation adjusts net income (loss) for amortization expense related to goodwill that is no longer amortized under SFAS No. 142, net of tax (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$37,792	$52,356	$(4,386)
Goodwill amortization, net of tax	—	—	2,206

Adjusted net income (loss)	$37,792	$52,356	$(2,180)

Basic net income (loss) per common share:
Net income (loss) per common share, as reported	$1.04	$1.23	$(0.14)
Goodwill amortization per common share	—	—	0.07

Adjusted net income (loss) per common share—basic	$1.04	$1.23	$(0.07)

Diluted net income (loss) per common share:
Diluted net income (loss) per common share, as reported	$0.95	$1.12	$(0.14)
Goodwill amortization per common share	—	—	0.07

Adjusted net income (loss) per common share—diluted	$0.95	$1.12	$(0.07)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)  Other Intangibles

Other intangibles consist of debt issuance costs related to the Company’s credit facility and noncompete covenants. Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the respective term of the credit facility. Noncompete covenants were recorded as a result of acquisitions and are amortized over the life of the related agreements.

(g)  Insurance Reserves

The Company maintains an accrual for self-insured health benefits provided to temporary healthcare professionals, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating historical experience and trends related to both health insurance claims and payments, information provided by the Company’s insurance broker and industry experience and trends. As of December 31, 2003 and 2002, the Company had $3.5 million and $2.8 million, respectively, accrued for incurred but not reported health insurance claims. The Company also maintains accruals for professional liability and workers compensation self-insured retention limits. The adequacy of these accruals is determined by evaluating historical experience and trends, as well as through the use of independent actuarial studies. For the professional liability retention reserve, the Company estimated a liability range at December 31, 2003 of $3.9 million to $4.7 million. As of December 31, 2003 and 2002, the Company had $3.9 million and $0.8 million, respectively, accrued for professional liability retention, which is included in accounts payable and accrued expenses in our consolidated balance sheets. As of December 31, 2003 and 2002, the Company had $7.6 million and $7.5 million, respectively, accrued for workers compensation claims, which is included in accrued compensation and benefits in our consolidated balance sheets. These reserves are estimates based on management’s assumptions. Actual results could differ from those estimates.

(h)  Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, which results in a provision for bad debt expense. The adequacy of this allowance is determined by evaluating historical annual write-offs in relation to revenue, as well as evaluating individual customer receivables, considering the financial condition of customers, delinquency trends, credit histories of customers and current economic conditions. The allowance for doubtful accounts is an estimate based on management’s assumptions. Actual results could differ from those estimates.

(i)  Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single facility customer exceeded 10% of revenue for the years ended December 31, 2003, 2002 and 2001.

(j)  Revenue Recognition

Revenue is recognized in the period in which services are provided. Provisions for discounts to customers and other adjustments are provided for in the period the related revenue is recorded.

(k)  Advertising Expenses

Advertising costs are expensed as incurred.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(n)  Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term held-to-maturity investments, accounts receivable, income taxes receivable, other current assets, deposits, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits and other current liabilities approximates their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amounts of notes payable approximates their respective fair values due to bearing terms that are comparable to those available under current market conditions. Derivative financial instruments are recorded at fair value based on dealer quotes.

(o)  Common Stock Split

On October 18, 2001, the Company effected a 43.10849-for-1 stock split of its common stock. All references in the consolidated financial statements to number of shares and options outstanding, price per share and per share amounts related to Services have been retroactively restated to reflect the stock split for all periods presented.

(p)  Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans is recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is measured at the end of each reporting period until the related performance criteria are met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. See Note 10.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table compares net income (loss) per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
As reported:
Net income (loss)	$37,792	$52,356	$(4,386)

Stock-based employee compensation, net of tax	$1,227	$529	$13,390

Net income (loss) per common share:
Basic	$1.04	$1.23	$(0.14)

Diluted	$0.95	$1.12	$(0.14)

Pro forma:
Net income (loss), as reported	$37,792	$52,356	$(4,386)
Additional pro forma stock-based employee compensation per SFAS 123, net of tax	2,062	1,542	2,259

Pro forma net income (loss)	$35,730	$50,814	$(6,645)

Pro forma net income (loss) per common share:
Basic	$0.98	$1.19	$(0.22)

Diluted	$0.90	$1.09	$(0.22)

(q)  Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive securities (common stock options and warrants).

Options to purchase 655,000 and 5,815,000 shares of common stock in 2003 and 2001, respectively, and warrants to purchase 2,518,000 shares of common stock in 2001 were not included in the calculations of diluted net income (loss) per common share because the effect of these instruments was anti-dilutive. There were no anti-dilutive options to purchase common stock at December 31, 2002, and there were no outstanding warrants at December 31, 2003, 2002 and 2001.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$37,792	$52,356	$(4,386)

Weighted average common shares outstanding—basic	36,456	42,534	30,641

Basic net income (loss) per common share	$1.04	$1.23	$(0.14)

Weighted average common shares outstanding—basic	36,456	42,534	30,641
Plus dilutive stock options	3,329	4,271	—

Weighted average common shares outstanding—diluted	39,785	46,805	30,641

Diluted net income (loss) per common share	$0.95	$1.12	$(0.14)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)  Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) includes items such as effective gains and losses on derivative contracts, foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities. For the year ended December 31, 2003, comprehensive income was $37,483,000 and included a $198,000 unrealized loss on interest rate swap arrangements and a $111,000 foreign currency translation adjustment loss. Comprehensive income (loss) for the years ended December 31, 2002 and 2001 was the same as the Company’s net income (loss).

(s)  Derivative Instruments

The Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. During 2001, these instruments include interest rate swap and cap agreements. The Company does not hold or issue derivative financial instruments for trading purposes. Prior to the adoption of SFAS No. 133, net gains or losses were recorded monthly on the date earned and were included in interest expense in the consolidated statements of operations. As the Company did not meet the documentation and administration requirements of SFAS No. 133, the Company determined it did not qualify for hedge accounting treatment on its 2001 derivatives.

Although the Company’s 2001 interest rate swap and cap agreements were treated as cash flow hedges for economic purposes, the Company did not apply hedge accounting treatment. As SFAS No. 133 requires that all unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized as a component of earnings, the Company accounted for all of its 2001 interest rate swap and cap agreements in this manner. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a transition adjustment in the amount of $589,000 to accumulated other comprehensive loss per SFAS No. 133 transition guidelines, and began amortizing the transition adjustment to interest expense over the term of the related agreements of four years. Of the $589,000 transition adjustment, $123,000 was amortized to interest expense during fiscal 2001.

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

In October 2003, in connection with the amendment to the Company’s amended and restated credit agreement, the Company entered into interest rate swap arrangements to minimize exposure to interest rate fluctuations on $110 million of the outstanding variable rate debt under the amended credit facility. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. The Company recognizes all derivatives on the balance sheet at fair value based on dealer quotes. Gains or losses resulting from changes in the values of these arrangements are recorded in other comprehensive income until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. See Note 8.

(t)  New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS No. 145 in 2003, and has reclassified an extraordinary loss recorded in 2001 on extinguishment of debt of $5,455,000, net of tax benefit of $2,810,000, accordingly. See Note 8.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 change financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. In conjunction with the financing of the tender offer on October 17, 2003, the Company entered into interest rate swap arrangements to minimize the Company’s exposure to fluctuations in interest rates on $110 million of its outstanding variable rate debt under the amended credit facility. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. Adoption of the provisions of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

(u)  Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. This statement allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria of this statement. For all periods presented, the Company believes it operated in a single segment, temporary healthcare staffing.

(v)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

(w) Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2003 and 2002 presentation.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)    Common Stock Offering

In November 2001, the Company issued 11,500,000 shares of its common stock (common stock offering) in an initial public offering and raised proceeds of $177,340,000, net of issuance costs. The Company used the net proceeds from the common stock offering for general corporate purposes, which included the repayment of indebtedness of $145,182,000 in November 2001. See Note 8.

(3)    Tender Offer

On October 16, 2003, the Company completed a tender offer for $180,000,000, or 9,722,222 shares of its outstanding common stock and 376,029 employee stock options at a price of $18.00 per share. In connection with the tender offer, the Company amended its current credit facility. The tender offer was financed with the new $130,000,000 term loan under the amended credit facility, $15,000,000 of borrowings under the revolving credit facility and $35,000,000 of cash on hand. The Company also incurred $4,433,000 in transaction costs associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand. See also Notes 8 and 12(a).

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

(c)  NRx

On June 28, 2000, AMN acquired 100% of the issued and outstanding stock of NRx. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from NRx are included in the Company’s consolidated financial statements from the acquisition date. The purchase price to the former shareholders of NRx included a payment of $16,181,000 in cash and $3,000,000 to be paid in three equal installments of $1,000,000 each on June 29, 2001, June 28, 2002 and June 30, 2003, provided that the terms of the agreement are met. Since the deferred payment in the amount of $3,000,000 is not interest bearing, AMN recorded the present value of the future payments on the date of the acquisition utilizing an interest rate of 9.5%. The Company paid the first, second and third installments, each of $1,000,000, during 2001, 2002, and 2003, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMN acquired NRx’s assets of $4,239,000, assumed its liabilities of $1,610,000, and recorded goodwill in the amount of $15,484,000. AMN allocated $836,000 of the purchase price to the noncompete covenant, which is being amortized over the four-year life of the agreement. As of December 31, 2003 and 2002, the unamortized cost of the covenant was $103,000 and $312,000, respectively.

(d)  PHS

On November 28, 2000, AMN acquired 100% of the issued and outstanding stock of PHS. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from PHS are included in the Company’s consolidated financial statements from the acquisition date. The purchase price to the former stockholders of PHS included a payment of $75,041,000 in cash (net of cash received), of which $4,000,000 was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow were released to the former shareholder in the amount of $2,000,000 on May 31, 2001 and $2,000,000 on December 31, 2001.

AMN acquired PHS’s assets of $12,405,000 (net of cash received), assumed its liabilities of $3,083,000, and recorded goodwill in the amount of $65,831,000. AMN allocated $200,000 to the noncompete covenant, which is being amortized over the four-year life of the agreement. As of December 31, 2003 and 2002, the unamortized cost of this covenant was $45,000 and $95,000, respectively.

(e)  OGP

On May 1, 2001, AMN acquired 100% of the issued and outstanding stock of OGP, a healthcare staffing company specializing in the recruitment of nurses domestically and from English-speaking foreign countries. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from OGP are included in the Company’s consolidated financial statements from the acquisition date. The purchase price paid to the former stockholders of OGP included a payment of $12,971,000 in cash (net of cash received) and $800,000 which was delivered to an escrow agent on the acquisition date in accordance with the purchase agreement. The funds held in escrow were released to the former shareholders on November 1, 2002. The OGP acquisition was financed by an $18,000,000 term loan. This loan was paid in full in November 2001 with the proceeds from the common stock offering. See Note 8.

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

AMN acquired OGP’s assets of $6,120,000 (net of cash received), assumed its liabilities of $4,787,000, and recorded goodwill in the amount of $14,579,000, including the $3,141,000 earn-out provision accrual. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement. As of December 31, 2003 and 2002, the unamortized cost of this covenant was $67,000 and $117,000, respectively.

(f)  HRMC

On April 23, 2002, AMN acquired 100% of the issued and outstanding stock of HRMC, a nationwide provider of travel healthcare staffing, in order to increase the Company’s presence in the Southeast. The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from HRMC are included in the Company’s consolidated financial statements from the acquisition date. The purchase price included a payment of $8,561,000 in cash (net of $199,000 cash received), and $400,000 which was delivered to an escrow agent on the acquisition date. The funds held in escrow were released to the former shareholders on April 23, 2003.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AMN acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $524,000 and recorded goodwill in the amount of $7,379,000 which is tax deductible in its entirety. AMN allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement. As of December 31, 2003 and 2002, the unamortized cost of this covenant was $116,000 and $166,000, respectively.

(g)  Pro Forma Consolidated Results of Operations

The following summary presents pro forma consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 as if the OGP and HRMC acquisitions described above had occurred on January 1, 2001. The following unaudited pro forma financial information gives effect to certain adjustments, including the amortization of intangible assets and interest expense on acquisition debt and depreciation on fixed assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	(Unaudited)
	Years Ended December 31,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$780,414	$541,438
Income from operations	$86,642	$18,772
Net income (loss)	$52,586	$(3,945)

Basic net income (loss) per common share	$1.24	$(0.13)

Diluted net income (loss) per common share	$1.12	$(0.13)

Weighted average shares—basic	42,534	30,641

Weighted average shares—diluted	46,805	30,641

(5)    Goodwill and Identifiable Intangible Assets

As of the date of adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill in the amount of $127,752,000 and unamortized identifiable intangible assets, excluding deferred financing costs, in the amount of $871,000, all of which were subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $5,253,000 for the year ended December 31, 2001. The Company adopted SFAS No. 142 as of January 1, 2002, performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and determined that the current classifications conformed to the criteria in SFAS No. 141. At December 31, 2003 and 2002, the Company performed the annual impairment test using a market value method and determined there was no impairment of Goodwill.

As of December 31, 2003 and 2002, the Company had the following acquired intangible assets with definite lives (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Noncompete agreements	$1,544	$(1,214)	$1,544	$(834)
Deferred financing costs	5,361	(752)	733	(246)

Total	$6,905	$(1,966)	$2,277	$(1,080)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $886,000 and $612,000 for the years ended December 31, 2003 and 2002, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of December 31, 2003 is as follows (in thousands):

Amount
Year ending December 31, 2004	$1,222
Year ending December 31, 2005	$1,036
Year ending December 31, 2006	$985
Year ending December 31, 2007	$969
Year ending December 31, 2008	$727

As of December 31, 2003 and 2002, the Company had unamortized goodwill of $135.5 million.

(6)    Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Accounts receivable, net:
Accounts receivable	$120,734	$138,766
Allowance for doubtful accounts	(3,342)	(4,310)

Accounts receivable, net	$117,392	$134,456

Fixed assets, net:
Furniture and equipment	$11,883	$8,690
Software	13,074	7,046
Leasehold improvements	4,313	1,197

	29,270	16,933
Accumulated depreciation and amortization	(10,856)	(7,064)

Fixed assets, net	$18,414	$9,869

Goodwill, net:
Goodwill	$145,984	$145,984
Accumulated amortization	(10,452)	(10,452)

Goodwill, net	$135,532	$135,532

Other intangibles, net:
Noncompete covenants	$1,544	$1,544
Deferred financing costs	5,361	733

	6,905	2,277
Accumulated amortization	(1,966)	(1,080)

Other intangibles, net	$4,939	$1,197

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2003	2002
Accounts Payable and accrued expenses:
Trade and accrued accounts payable	$3,205	$3,091
Accrued corporate insurance	4,648	2,075
Other	5,101	7,572

Accounts payable and accrued expenses	$12,954	$12,738

Accrued compensation and benefits:
Accrued payroll	$14,810	$15,105
Accrued bonuses	2,615	6,152
Accrued health insurance	4,171	3,076
Accrued workers compensation	7,602	7,533
Other	2,919	2,622

Accrued compensation and benefits	$32,117	$34,488

(7)    Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	December 31,
	2003	2002	2001
Current income taxes:
Federal	$14,816	$23,320	$6,032
State	3,013	3,637	1,475

Total	17,829	26,957	7,507

Deferred income taxes:
Federal	5,591	5,519	(7,566)
State	449	1,776	(1,275)

Total	6,040	7,295	(8,841)

Provision (benefit) for income taxes	$23,869	$34,252	$(1,334)

The Company’s income tax expense (benefit) differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) because of the effect of the following items during the years ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,
	2003	2002	2001
Tax expense (benefit) at federal statutory rate	$21,582	$30,313	$(2,002)
State taxes, net of federal benefit	2,132	3,518	130
Nondeductible interest	—	—	168
Nondeductible amortization	—	—	127
Other, net	155	421	243

Income tax expense (benefit)	$23,869	$34,252	$(1,334)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Stock compensation	$16,893	$17,812
State taxes	863	886
Allowance for doubtful accounts	1,263	1,566
Other	161	249

Total deferred tax assets	$19,180	$20,513

Deferred tax liabilities:
Intangibles	$(9,021)	$(5,198)
Fixed assets, net	(2,826)	(1,583)
Accrued expenses, net	(1,262)	(1,621)

Total deferred tax liabilities	$(13,109)	$(8,402)

Net deferred tax assets	$6,071	$12,111

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and, accordingly, has not provided a valuation allowance.

(8)    Notes Payable and Related Derivative Instruments and Credit Agreement

In November 2001, the Company entered into an Amended and Restated Credit Agreement (as amended, the Credit Agreement) with various lenders. This Credit Agreement provided for borrowings up to $50 million under a revolving credit agreement, which included up to $10 million of borrowings under letter of credit obligations and up to $10 million of borrowings under swingline loans. The Credit Agreement had an original maturity date of November 16, 2004.

In January 2003, the Company amended its Credit Agreement by increasing the funds available for borrowing under the revolving credit agreement to $75 million and extending the maturity date through December 31, 2006.

In October 2003, the Company amended its Credit Agreement to provide for a new $130 million term loan, increase funds available for borrowing under letter of credit obligations to $15 million and extend the expiration date through October 2, 2008. Borrowings are secured by the Company’s pledged assets of facilities and properties owned or leased and the Company’s capital stock. The term loan is due in eighteen consecutive quarterly installments beginning with a principal payment of $1,500,000 on June 30, 2004, with payments escalating to $53,000,000 on June 30, 2008, and maturing on September 30, 2008. The term loan bears interest, due quarterly and paid in arrears, at LIBOR plus 3.0% or the higher of the federal funds rate plus 2.5% and the prime lending rate plus 2.0%, as selected by the Company. The revolving credit agreement provides for loans bearing interest at variable rates based on LIBOR plus 1.75% to 3.25% or the higher of the federal funds rate plus 1.25% to 2.75% and the prime lending rate plus 0.75% to 2.25%, as selected by the Company and considering the Company’s leverage ratio. The revolving credit agreement carries an unused fee of 0.5% per annum, and there are no mandatory reductions in the revolving commitment. The swingline loans bear interest, due quarterly, at the higher of the federal funds rate plus 0.5% and the prime lending rate. The Company’s amended and restated Credit Agreement contains a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective October 31, 2003, the Company established a $3,683,000 standby letter of credit as collateral in relation to its workers compensation insurance agreement. This letter of credit bears interest at a fixed rate of 1.75% to 3.25% based on the Company’s leverage ratio.

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

As of December 31, 2002, there was no outstanding Notes Payable balance. Notes Payable as of December 31, 2003 consist of the following:

$75,000,000 Revolver due October 2, 2008 with variable interest rates. The weighted average interest rate at December 31, 2003 was 4.4%.	$8,900
$130,000,000 Term Loan due September 30, 2008 with variable interest rates. The weighted average interest rate at December 31, 2003 was 5.0%	130,000

Total notes payable	138,900
Less current portion of notes payable, including Revolver	(13,400)

Long-term portion of notes payable	$125,500

Annual maturities of long-term debt are as follows (in thousands):

2004	$13,400
2005	6,000
2006	6,000
2007	6,000
2008	107,500

$138,900

The Company is required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. The prepayment is equal to 50% of the Company’s excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments.

The Company’s outstanding debt instruments at December 31, 2003 were secured by all assets of the Company and the common stock of its subsidiaries. The Credit Agreement contains various financial ratio covenants, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. The Company was in compliance with all covenants and ratios at December 31, 2003.

In October 2003, the Company entered into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. In addition, the Company’s Credit Agreement requires that the Company maintain protection against fluctuations in interest rates providing coverage for at least 50% of the term loan portion of the credit facility through January 1, 2006. At December 31, 2003, the Company had three interest rate

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swaps outstanding with major financial institutions that effectively converted variable-rate debt to fixed rate. The swaps had notional amounts of $30,000,000, $50,000,000 and $30,000,000, whereby the Company pays fixed rates of 1.42%, 2.06% and 2.65%, respectively, and receives a floating three-month LIBOR. The agreements expire in September 2004, 2005 and 2006, respectively, and no initial investments were made to enter into these agreements. At December 31, 2003, our interest rate swap agreements had a value of $198,000, which is included in other liabilities in the accompanying consolidated balance sheet.

In November 2001 the Company terminated three interest rate swap agreements and an interest rate cap agreement that were used as a means to hedge against exposure on debt instruments. The interest rate cap agreement had an initial cost of $289,000 that was included in deferred financing costs and amortized over the three-year term of the agreement until the termination date.

(9)    Retirement Plans

The Company maintains the Healthcare Staffing Retirement Savings Plan (the AMN Plan), a profit sharing plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers substantially all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Board of Directors each year and may be up to a maximum 6% of eligible compensation paid to all participants during the plan year. The amount of the employer contributions was $2,982,000, $2,683,000 and $1,139,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Employees of PHS became eligible under the AMN Plan at the date of acquisition.

OGP and HRMC maintained separate salary deferral plans. Both plans complied with the Internal Revenue Code Section 401(k) provisions and covered substantially all employees that met certain age and service requirements. No matches were provided under the OGP plan. Effective January 1, 2002, OGP employees were eligible to participate in the AMN Plan and the OGP plan was terminated. Under the HRMC plan, the Company matched 25% of the employee contributions up to a maximum 6% of eligible compensation paid to all participants during the plan year. Effective January 1, 2003, HRMC employees were eligible to participate in the AMN Plan and the HRMC plan was terminated.

In January 2002, the Company established the Executive Nonqualified Excess Plan of AMN Healthcare, Inc. (the Executive Plan), a deferred compensation plan that replaces the AMN Plan for certain executives and which complies with the IRC 401(k) provisions. The Executive Plan covers employees that meet certain eligibility requirements. An annual discretionary matching contribution is determined by the Board of Directors each year. The amount of the employer contributions was $54,000 and $61,000 for the years ended December 31, 2003 and 2002, respectively.

(10)    Stockholders’ Equity

(a)  Stock Option Plans

In July 2001, the 2001 stock option plan (2001 Plan) was established to provide a means to attract and retain employees. The maximum number of options to be granted under the plan is 2,178,000. Subject to certain conditions, unless the plan is otherwise modified, a maximum of 544,500 options may be granted to any one person in any calendar year. Exercise prices will be determined at the time of grant and will be no less than fair market value. Unless otherwise provided at the time of the grant, the options shall vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. The plan expires on the tenth anniversary of the effective date. At December 31, 2003 and 2002, respectively, 113,481 and 875,981 shares of common stock were reserved for future grants related to the 2001 Plan.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 1999, Services established two performance stock option plans (the 1999 Plans) to provide for the grant of options to upper management of AMN. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. Options under the plan vest 25% per year beginning in 2000 if certain earnings performance criteria are met and the grantee remains an employee. If the Company does not meet the performance criteria for the particular year, that portion of the option, which was eligible to become vested, will terminate. Options that vest expire in nine to ten years from the grant date. During 2000, options for an additional 1,493,000 shares were reserved under the 1999 Plans. At December 31, 2003 and 2002, 351,274 shares of common stock were reserved for future grants related to the 1999 Plans. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and are exercisable over a four-year term.

In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its 1999 Plans and 2001 Plan. Accordingly, because the 1999 Plans were performance based and certain grants under the 2001 Plan were granted at less than fair market value, the Company recorded compensation expense of $874,000, $874,000 and $31,881,000 in 2003, 2002 and 2001, respectively. Additionally, in 2003, the Company recorded compensation expense of $1,128,000 associated with the settlement of options in the tender offer. See Note 3.

A summary of stock option activity under the 1999 Plans and the 2001 Plan are as follows:

	1999 Plans		2001 Plan
	Options Outstanding	Weighted- Average Exercise Price	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2000	5,182,000	$4.55	—	$—
Granted	—	—	633,000	9.46

Outstanding at December 31, 2001	5,182,000	4.55	633,000	9.46
Granted	—	—	669,000	22.86
Exercised	(604,000)	3.80	(98,000)	9.09

Outstanding at December 31, 2002	4,578,000	4.65	1,204,000	16.93
Granted	—	—	777,000	9.68
Exercised (1)	(316,000)	3.80	(66,000)	9.38
Canceled	—	—	(14,000)	22.62

Outstanding at December 31, 2003	4,262,000	$4.71	1,901,000	$14.19

Exercisable at December 31, 2003	3,926,000	$4.54	315,000	$16.52

(1)	Includes 376,000 options at a weighted average exercise price of $4.70 purchased in connection with the self-tender offer in October 2003.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes options outstanding and exercisable as of December 31, 2003:

	Options Outstanding				Options Exercisable
	Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
1999 Plans	$3.80	2,918,000	6	$3.80	2,918,000	6	$3.80
	6.68	1,344,000	7	6.68	1,008,000	7	6.68

		4,262,000			3,926,000

2001 Plan	$9.09	390,000	7	$9.09	116,000	7	$9.09
	9.68	777,000	9	9.68	—	—	—
	11.92	79,000	8	11.92	36,000	8	11.92
	20.88	37,000	9	20.88	9,000	9	20.88
	22.98	618,000	8	22.98	154,000	8	22.98

		1,901,000			315,000

Under SFAS No. 123, the weighted average per share fair value of the options granted during 2003, 2002 and 2001 was $5.21, $12.45 and $9.90, respectively, on the date of grant. Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected life	5	5	5
Risk-free interest rate	2.62%	2.78%	4.39%
Volatility	61%	62%	60%
Dividend yield	0%	0%	0%

(b)  Common Stock Warrants

On November 19, 1999, in connection with the issuance of its $20,000,000 senior subordinated notes, the Company issued warrants to purchase 2,518,000 shares of its common stock at $3.80 per share. These warrants were exercisable upon issuance and were to expire at the earlier of a qualified public stock offering, as defined, or November 19, 2009. The fair value of the warrants of $3,000,000 was based upon a third-party valuation and was recorded as a discount to the related senior subordinated notes payable. This discount was amortized to interest expense over the term of the notes using the effective interest method. Discount amortization was $420,000 in 2001. In conjunction with the November 2001 public common stock offering, these warrants were converted into 1,955,000 shares of common stock. The warrants were converted using the market value of the stock at the first date of the common stock offering of $17 per share, and 563,000 warrants were forfeited in this cashless exercise.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)  Stock Repurchase Program

In November 2002, our board of directors approved a stock repurchase program authorizing us to repurchase up to $100 million of our common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program we repurchased 5,154,200 shares at an average purchase price of $14.29 per share, or an aggregate of $73.7 million, including 3,076,100 shares repurchased during 2003 at an average share price of $12.51 per share, or an aggregate of $38.5 million.

(11)    Related Party Transactions

(a)  Majority stockholder

During 2003 and 2002, the Company paid an affiliate of the controlling stockholders $30,000 and $15,000, respectively, for out of pocket expenses related to meetings of the Board of Directors, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In April 2002, the Company paid this affiliate $139,000 for advisory services related to the acquisition of HRMC, which is included in transaction costs for the year ended December 31, 2002 in the accompanying consolidated statements of operations. During 2001, the Company paid this affiliate for management advisory services provided to the Company in the amount of $113,000, which is included in selling, general and administrative expenses. At the completion of the Company’s common stock offering in November 2001, the Company paid a fee to this affiliate of $1,955,000 and the agreement governing these fees was then terminated. This advisory fee is included as transaction costs for the year ended December 31, 2001 in the accompanying consolidated statement of operations.

(b)  Minority stockholders

The Company received services from an advertising agency that was 30% owned by a minority stockholder during 2002 and 2001. The minority stockholder sold its interest in the advertising agency during March 2002. The Company incurred expenses of $15,000 from January 1, 2002 through the date of the sale in March 2002 and $39,000 during the year ended December 31, 2001 related to these services.

(12)    Commitments and Contingencies

(a)  Legal

The Company is party to legal actions in the normal course of business. In the opinion of management and legal counsel, the outcome of legal actions will not have a material impact on the financial position, liquidity or results of operations of the Company.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)  Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the next five years and thereafter. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31:
2004	$384	$9,329
2005	367	8,589
2006	367	8,356
2007	142	8,855
2008	10	8,607
Thereafter	—	87,960

Total minimum lease payments	$1,270	$131,696

Less amount representing interest (at rates ranging from 4.75% to 9.19%)	(111)

Present value of minimum lease payments	1,159
Less current installments of obligations under capital leases	(335)

Obligations under capital leases, excluding current installments	$824

Fixed assets obtained through capital leases as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Fixed assets	$1,639	$1,432
Accumulated amortization	(508)	(196)

Fixed assets, net	$1,131	$1,236

Obligations under capital leases are included in other current and other long-term liabilities, respectively, in the accompanying financial statements. Rent expense was $8,295,000, $7,090,000 and $3,282,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	Total Year
	(In thousands, except per share data)
Revenue	$199,765	$183,364	$171,463	$159,617	$714,209
Gross profit	$44,751	$41,991	$39,025	$36,390	$162,157
Net income	$12,399	$11,190	$9,286	$4,917	$37,792
Net income per share:
Basic	$0.31	$0.29	$0.25	$0.16	$1.04
Diluted	$0.29	$0.27	$0.22	$0.15	$0.95

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$173,956	$191,235	$203,445	$207,047	$775,683
Gross profit	$42,203	$46,386	$49,697	$50,497	$188,783
Net income	$11,177	$12,481	$14,292	$14,406	$52,356
Net income per share:
Basic	$0.26	$0.29	$0.33	$0.34	$1.23
Diluted	$0.24	$0.26	$0.30	$0.31	$1.12

(a)	The fourth quarter of 2003 was impacted by $1.2 million of stock-based compensation (including related payroll taxes) and $1.9 million of interest expense associated with the Company’s tender offer. See Note 3.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item, other than the following information concerning our Code of Ethics for Senior Financial Officers, is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 18, 2004.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal financial officer and comptroller or principal accounting officer, or any person performing similar functions, and is published on our website at www.amnhealthcare.com/investors. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website.

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 18, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 18, 2004.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 18, 2004.

Item 14.    Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 18, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of the report.

(1)  Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(3)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.***

3.2	Amended and Restated By-laws of AMN Healthcare Services, Inc.*

4.1	Specimen Stock Certificate.***

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

Exhibit Number	Description
10.6

Fourth Amendment, dated as of January 10, 2003, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.7

Fifth Amendment, dated as of October 2, 2003, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto (incorporated by reference to the exhibits filed with the Registrant’s Amendment No. 2 to Schedule TO (Tender Offer Statement) filed with the Commission on October 2, 2003 (File No. 005-77951)).

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

10.13

Amendment No. 1, dated as of September 25, 2003, to the Employment and Non-Competition Agreement, dated November 19, 1999 among AMN Holdings, Inc., AMN Acquisition Corp. and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)*

10.14	Executive Severance Agreement, dated as of November 19, 1999, between AMN Healthcare, Inc. and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.15	Executive Severance Agreement, dated as of May 21, 2001, between AMN Healthcare, Inc. and Donald Myll. (Management Contract or Compensatory Plan or Arrangement)**

10.16	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

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

10.19	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

Exhibit Number	Description

10.20

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

10.22	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.23

Amendment, dated as of December 13, 2000, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.24

Amendment No. 2, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, as amended December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.25	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

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

10.28	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.29

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.30	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.31

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.32	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**

10.33

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

Exhibit Number	Description

10.34	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.35

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.36	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.37

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.38	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.39

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.40	2001 Stock Option Plan Stock Option Agreement, dated as of May 21, 2001, between the Registrant and Donald Myll.**

10.41	AMN Healthcare Services, Inc. 2001 Senior Management Bonus Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.42	AMN Healthcare, Inc. Executive Nonqualified Excess Plan (Management Contract or Compensatory Plan or Arrangement).****

10.43	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan, dated as of January 1, 2002 (Management Contract or Compensatory Plan or Arrangement).****

10.44	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Steven Francis (Management Contract or Compensatory Plan or Arrangement).****

10.45	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.46	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Donald Myll (Management Contract or Compensatory Plan or Arrangement).****

10.47	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Michael Gallagher (Management Contract or Compensatory Plan or Arrangement).****

10.48	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and William Miller (Management Contract or Compensatory Plan or Arrangement).****

10.49	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

Exhibit Number	Description

10.50	Amended and Restated Financial Advisory Agreement, dated as of November 16, 2001, between the Registrant and Haas Wheat & Partners, L.P.***

21.1	Subsidiaries of the Registrant.*

23.1	Independent Auditors’ Report on Schedule and Consent.*

31.1	Certification by Steven C. Francis pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Donald R. Myll pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Steven C. Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Donald R. Myll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS

Steven C. Francis

Date: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 11th day of March, 2004.

/s/ ROBERT B. HAAS

Robert B. Haas Chairman of the Board and Director

/s/ STEVEN C. FRANCIS

Steven C. Francis Director and Chief Executive Officer

/s/ MICHAEL R. GALLAGHER

Michael R. Gallagher Director

/s/ WILLIAM F. MILLER III

William F. Miller III Director

/s/ ANDREW M. STERN

Andrew M. Stern Director

/s/ DOUGLAS D. WHEAT

Douglas D. Wheat Director

/s/ SUSAN R. NOWAKOWSKI

Susan R. Nowakowski Director, President, and Chief Operating Officer

/s/ DONALD R. MYLL

Donald R. Myll Chief Accounting Officer and Chief Financial Officer

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2000, 2001 and 2002

Allowance for Doubtful Accounts	Balance at the Beginning of Year	Provision	Provision from Acquisitions	Deductions(*)	Balance at End of Year
	(in thousands)
Year ended December 31, 2001	$930	$2,906	$171	$(765)	$3,242
Year ended December 31, 2002	$3,242	$2,833	$0	$(1,765)	$4,310
Year ended December 31, 2003	$4,310	$(315)	$0	$(653)	$3,342

(*)	Accounts written off

See accompanying independent auditors’ report.

S-1