Form 10-Q
period 2004-03-31
AMN HEALTHCARE SERVICES INC
filed 2004-05-10
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

As of May 10, 2004, there were 28,120,340 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,764	$4,687
Accounts receivable, net	121,968	117,392
Prepaid expenses	15,882	14,027
Other current assets	1,566	1,835

Total current assets	146,180	137,941
Fixed assets, net	18,541	18,414
Deferred income taxes, net	5,384	6,071
Deposits	1,700	1,635
Goodwill, net	135,532	135,532
Other intangibles, net	4,603	4,939

Total assets	$311,940	$304,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,055	$12,954
Accrued compensation and benefits	36,302	32,117
Income taxes payable	3,769	2,103
Current portion of notes payable	13,000	13,400
Other current liabilities	399	385

Total current liabilities	64,525	60,959
Notes payable, less current portion	124,000	125,500
Other long-term liabilities	2,964	1,976

Total liabilities	191,489	188,435

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 42,997 shares issued at each March 31, 2004 and December 31, 2003	430	430
Additional paid-in capital	349,813	349,595
Treasury stock, at cost (14,877 shares at each March 31, 2004 and December 31, 2003)	(249,539)	(249,428)
Retained earnings	20,368	15,809
Accumulated other comprehensive loss, net	(621)	(309)

Total stockholders’ equity	120,451	116,097

Commitments and contingencies
Total liabilities and stockholders’ equity	$311,940	$304,532

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue	$161,265	$199,765
Cost of revenue	125,436	155,014

Gross profit	35,829	44,751

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	24,598	22,837
Non-cash stock-based compensation	218	218
Amortization	89	95
Depreciation	1,376	1,020

Total expenses	26,281	24,170

Income from operations	9,548	20,581
Interest expense, net	2,134	83

Income before income taxes	7,414	20,498
Income tax expense	2,855	8,099

Net income	$4,559	$12,399

Basis and diluted net income per common share:
Basic net income per common share	$0.16	$0.31

Diluted net income per common share	$0.15	$0.29

Weighted average common shares outstanding:
Basic	28,120	39,834

Diluted	31,294	42,999

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31, 2004
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2003	42,997	$430	$349,595	$(249,428)	$15,809	$(309)	$116,097
Cost of repurchase of common stock into treasury	—	—	—	(111)	—	—	(111)
Stock-based compensation	—	—	218	—	—	—	218
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(7)	(7)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(305)	(305)
Net income	—	—	—	—	4,559	—	4,559

Total comprehensive income							4,247

Balance, March 31, 2004	42,997	$430	$349,813	$(249,539)	$20,368	$(621)	$120,451

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$4,559	$12,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,465	1,115
(Recovery of) provision for bad debts	(250)	29
Noncash interest expense	247	109
Provision for deferred income taxes	1,024	750
Non-cash stock-based compensation	218	218
Loss on disposal or sale of fixed assets	7	—
Changes in assets and liabilities:
Accounts receivable	(4,326)	3,743
Prepaid expenses and other current assets	(1,586)	(3,617)
Deposits	(65)	(85)
Accounts payable and accrued expenses	(1,899)	(544)
Accrued compensation and benefits	4,185	2,680
Income taxes payable	1,666	4,865
Other liabilities	438	9

Net cash provided by operating activities	5,683	21,671

Cash flows from investing activities:
Purchase of fixed assets	(1,510)	(3,260)

Net cash used in investing activities	(1,510)	(3,260)

Cash flows from financing activities:
Capital lease repayments	(83)	(69)
Payment of financing costs	—	(955)
Payments on notes payable	(1,900)	—
Cost of repurchase of common stock into treasury	(111)	(31,035)
Change in bank overdraft	—	2,206

Net cash used in financing activities	(2,094)	(29,853)
Effect of exchange rate changes on cash	(2)	(60)

Net increase (decrease) in cash and cash equivalents	2,077	(11,502)
Cash and cash equivalents at beginning of period	4,687	40,135

Cash and cash equivalents at end of period	$6,764	$28,633

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,799	$90

Cash paid for income taxes	$151	$2,359

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets obtained through capital leases	$—	$8

Change in foreign currency translation adjustment and unrealized loss for derivative financial instruments, net of tax	$(312)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2003, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board, “APB,” Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, “FASB,” Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, and Emerging Issues Task Force, “EITF,” 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans is recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is measured at the end of each reporting period until the related performance criteria are met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. Statement of Financial Accounting Standards, “SFAS,” No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
As reported:
Net income	$4,559	$12,399

Stock-based employee compensation, net of tax	$134	$132

Net income per common share:
Basic	$0.16	$0.31

Diluted	$0.15	$0.29

Pro forma:
Net income, as reported	$4,559	$12,399
Stock-based employee compensation per APB Opinion No. 25, net of tax	134	132
Pro forma stock-based employee compensation per SFAS No. 123, net of tax	(711)	(528)

Pro forma net income	$3,982	$12,003

Pro forma net income per common share:
Basic	$0.14	$0.30

Diluted	$0.13	$0.28

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the stock-based employee compensation under SFAS No. 123 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life	5	5
Risk-free interest rate	2.62%	2.62%
Volatility	61%	61%
Dividend yield	0%	0%

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 655,000 and 669,500 shares of common stock for the three month periods ended March 31, 2004 and March 31, 2003, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$4,559	$12,399

Weighted average common shares outstanding—basic	28,120	39,834

Basic net income per common share	$0.16	$0.31

Weighted average common shares outstanding—basic	28,120	39,834
Plus dilutive stock options	3,174	3,165

Weighted average common shares outstanding—diluted	31,294	42,999

Diluted net income per common share	$0.15	$0.29

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended March 31, 2004, comprehensive income was $4,247,000 and included a $305,000 unrealized loss on interest rate swap arrangements, net of tax, and a $7,000 foreign currency translation adjustment loss. For the three months ended March 31, 2003, comprehensive income was $12,339,000 and included a $60,000 foreign currency translation adjustment loss.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2004 and December 31, 2003, the Company had the following acquired intangible assets with definite lives (in thousands):

	March 31, 2004		December 31, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Noncompete agreements	$1,444	$(1,203)	$1,544	$(1,214)
Deferred financing costs	5,361	(999)	5,361	(752)

Total	$6,805	$(2,202)	$6,905	$(1,966)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $336,000 and $179,000 for the three months ended March 31, 2004 and March 31, 2003, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of March 31, 2004 is as follows (in thousands):

Amount
Nine months ending December 31, 2004	$886
Year ending December 31, 2005	$1,036
Year ending December 31, 2006	$985
Year ending December 31, 2007	$969
Year ending December 31, 2008	$727

As of March 31, 2004 and December 31, 2003, the Company had unamortized goodwill of $135.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.”

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

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand reputations. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients allows us to offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and, our most effective recruiting tool, word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We market our services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from separate recruitment brands. As of March 31, 2004, we had over 4,600 hospital and healthcare facility clients. Over 97% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services which we provide to our temporary healthcare professionals is also critical to our success since the majority of our temporary healthcare professionals stay with us for multiple assignments and we believe our largest source of new candidates is word-of-mouth referrals from satisfied current and former temporary healthcare professionals.

For the three months ended March 31, 2004, we recorded revenue of $161.3 million, as compared to revenue of $199.8 million for the three months ended March 31, 2003. The number of temporary healthcare professionals on assignment averaged 6,349 and 8,035 in the three months ended March 31, 2004 and 2003, respectively. We recorded net income of $4.6 million for the three months ended March 31, 2004, as compared to net income of $12.4 million for the three months ended March 31, 2003. The decrease in revenue and net income from 2003 is due primarily to changes in hospital staffing patterns, which led to a reduction in temporary healthcare professionals on assignment.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: flat rate contracts and payroll contracts. Under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Alternatively, under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Temporary healthcare professional wage and benefits billed under a payroll contract effectively represent a pass-through cost component for us and we are compensated by our clients for our value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. Over the past five years we, and the industry as a whole, have migrated towards a greater utilization of payroll contracts. During the three months ended March 31, 2004, approximately 93% of our contracts with our hospital and healthcare facility clients were payroll contracts.

Recent Trends

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. During 2003, the demand for temporary healthcare professionals declined due to a number of factors. In particular, we believe hospitals increased their nurse recruitment efforts, stretched the productivity of permanent staff and maximized the cost-effectiveness of outsourced staffing solutions. In addition, influenced by economic conditions during 2003, we believe permanent staff at our hospital and healthcare facility clients were more likely to work overtime and less likely to leave their positions, creating fewer vacancies and fewer opportunities for us to place our temporary healthcare professionals.

The number of temporary healthcare professionals on assignment with us decreased 21% from an average of 8,035 for the three months ended March 31, 2003 to an average of 6,349 for the three months ended March 31, 2004. Primarily as a result of this decline in the number of temporary healthcare professionals on assignment, our revenue and net income also decreased. Demand for our services stabilized from April 2003 through late 2003, and has since increased throughout many regions. We believe that this improvement in demand has been caused by a number of factors including an increase in hospital admissions, legislation impacting healthcare staffing, such as the California nurse-to-patient staffing ratios that went into effect in January 2004, signs of an improving economy and our increased focus on our hospital and healthcare facility clients. It is uncertain whether the recent increase in demand will lead to increases in the average number of temporary healthcare professionals on assignment. Historically, we have experienced a lag between when changes in demand occur and when our operations processes translate into changes in the number of temporary healthcare professionals on assignment and in our financial results.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended December 31, 2003, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards, or “SFAS,” No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2003 and December 31, 2002, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of March 31, 2004 and December 31, 2003, we had $135.5 million of goodwill, net of accumulated amortization, recorded on our consolidated balance sheets.

•	We maintain an accrual for our self-insured health benefits provided to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and industry experience and trends. If such information indicates that our accruals are overstated or understated, we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. As of March 31, 2004 and December 31, 2003, we had $3.0 million and $3.5 million, respectively, accrued for incurred but not reported health insurance claims, which is included in accrued compensation and benefits in our consolidated balance sheets. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating our historical write-offs in relation to revenue, as well as evaluating individual customer receivables, considering the financial condition of customers, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2004 and December 31, 2003, our allowance for doubtful accounts was $3.1 million and $3.3 million, respectively.

•	We maintain an accrual for professional liability and workers compensation self-insured retention limits. We determine the adequacy of these accruals by evaluating our historical experience and trends, as well as through the use of independent actuarial studies. If such information indicates that our accruals are overstated or understated, we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. As of March 31, 2004 and December 31, 2003, we had $8.0 million and $7.6 million, respectively, accrued for workers compensation claims, which is included in accrued compensation and benefits in our consolidated balance sheets. As of March 31, 2004 and December 31,2003, we had $4.6 million and $3.9 million, respectively, accrued for professional liability retention, which is included in accounts payable and accrued expenses in our consolidated balance sheets.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. We may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by our professionals, and we maintain accruals for these matters. We are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended March 31,
	2004	2003
Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	77.8	77.6

Gross profit	22.2	22.4
Selling, general and administrative (excluding non-cash stock-based compensation)	15.3	11.4
Non-cash stock-based compensation	0.1	0.1
Amortization and depreciation expense	0.9	0.6

Income from operations	5.9	10.3
Interest expense, net	1.3	0.0

Income before income taxes	4.6	10.3
Income tax expense	1.8	4.1

Net income	2.8%	6.2%

Comparison of Results for the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Revenue. Revenue decreased 19%, from $199.8 million for the three months ended March 31, 2003 to $161.3 million for the same period in 2004. This decrease is comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 21% from an average of 8,035 for the three months ended March 31, 2003 to an average of 6,349 for the same period in 2004. The $38.5 million decrease in revenue was attributable to a decline in the average number of temporary healthcare professionals on assignment and a shift in the mix from payroll to flat rate contracts. This decrease was offset by improvements in contract terms with our hospital and healthcare facility clients and one extra day in the three months ended March 31, 2004 due to 2004 being a leap year. The total number of temporary healthcare professionals on assignment declined by 21% and resulted in approximately $41.9 million to the decrease in revenue, and the shift in the mix from payroll to flat rate contracts contributed approximately $2.8 million. These decreases were partially offset by improvements in contract terms, which included increases in bill rates charged to hospital and healthcare facility clients, of approximately $4.4 million, and the additional day, which contributed approximately $1.8 million.

Cost of Revenue. Cost of revenue decreased 19%, from $155.0 million for the three months ended March 31, 2003 to $125.4 million for the same period in 2004. Of the $29.6 million decrease, approximately $32.5 million was attributable to the decline in the average number of temporary healthcare professionals on assignment, offset by an approximately $1.4 million increase attributable to the extra day in the three months ended March 31, 2004 and an approximately $1.5 million increase attributable to net increases in compensation and benefits provided to our temporary healthcare professionals.

Gross Profit. Gross profit decreased 20%, from $44.8 million for the three months ended March 31, 2003 to $35.8 million for the same period in 2004, representing gross margins of 22.4% and 22.2%, respectively. The decrease in gross margin was primarily attributable to increased compensation and housing costs, offset by decreased health insurance costs as a percentage of revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding non-cash stock–based compensation, increased 8%, from $22.8 million for the three months ended March 31, 2003 to $24.6 million for the same period in 2004. The $1.8 million increase was primarily attributable to increased office, professional services and professional liability insurance expenses. These increases were partially offset by reductions in the allowance for doubtful accounts due to favorable client collections experience, reductions in employee expenses and reductions in marketing and advertising expenses.

Non-Cash Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $0.2 million for each of the three months ended March 31, 2003 and 2004 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation Expense. Amortization expense of $0.1 million was consistent for each of the three months ended March 31, 2003 and 2004, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $1.0 million for the three months ended March 31, 2003 to $1.4 million for the three months ended March 31, 2004. This increase was primarily attributable to internally developed software placed in service in 2003 and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into a new corporate headquarters facility during the second half of 2003.

Interest Expense, Net. Interest expense, net, was $0.1 million for the three months ended March 31, 2003 as compared to $2.1 million for the same period in 2004, due primarily to interest charges related to borrowings initiated under our credit facility in October 2003 to fund our tender offer and the amortization of deferred financing costs associated with our debt issuance.

Income Tax Expense. Income tax expense decreased from $8.1 million for the three months ended March 31, 2003 to $2.9 million for the same period in 2004, reflecting effective income tax rates of 39.5% and 38.5% for these periods, respectively. The reduction in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2004, $137.0 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. Our Days Sales Outstanding (“DSO”) have generally ranged between approximately 58 and 62 days. At March 31, 2004, our DSO was 69 days. At March 31, 2003, our DSO was 59 days and at December 31, 2003, our DSO was 68 days. The increase in DSO compared to March 31, 2003 was primarily related to the temporary delay in client billings associated with the upgrade of our payroll and billing system in November 2003. We expect our DSO to decrease in the future. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $16.0 million from $21.7 million in the three months ended March 31, 2003 to $5.7 million in the three months ended March 31, 2004. This decrease in net cash provided by operations was primarily related to the decrease in net income and the increase in our DSO compared to the prior year.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $1.5 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively. For the first three months of 2004, our primary capital expenditures were $1.1 million for purchased and internally developed software and $0.4 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements to be similar in the future in relation to revenue.

Financing Activities:

In November 2002, our board of directors approved a stock repurchase program authorizing a repurchase of up to $100 million of our common stock on the open market from time to time through December 2003. Stock repurchases were subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the repurchase program, we repurchased 2,429,100 shares at an average purchase price of $12.75 per share, or an aggregate of $31.0 million, during the three months ended March 31, 2003.

On October 16, 2003, we completed a tender offer for an aggregate of $180 million, or approximately 10 million shares of our common stock and certain employee stock options. In connection with the tender offer, we amended our credit facility. The amended credit facility provides for, among other things, a $75 million secured revolving credit facility, letter of credit sub-facility and swing-line loan sub-facility and a new $130 million secured term loan facility maturing in October 2008.

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

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly beginning June 30, 2004 until 2008 with any remaining amounts payable in 2008. We are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. The prepayment is equal to 50% of the Company’s excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 1, 2006. On October 17, 2003 we entered into interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under the new credit facility. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

Our amended and restated credit agreement stipulates a minimum fixed charge coverage ratio, a maximum leverage ratio and other customary covenants.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of temporary healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, with the exception of 2003 in which we experienced a sequential quarterly decline, the number of our temporary healthcare professionals on assignment has increased during January through March, followed by declines or minimal growth during April through August. During September through November, our temporary healthcare professional count has historically increased, followed by a decline in December. This historical seasonality of revenue and earnings may vary due to, among other factors, the recent changes in the demand from our hospital and healthcare facility clients. Results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its subsidiaries.

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

During 2003 and 2004, our primary exposure to market risk was interest rate risk associated with our debt instruments and short-term investments. See “Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments.” A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $392,000 during the three months ended March 31, 2004.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K:

On March 15, 2004, we filed a Current Report on Form 8-K regarding the retention of a national executive search firm to seek a Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

Date: May 10, 2004	/s/ STEVEN C. FRANCIS

	Name:	Steven C. Francis
	Title:	Chief Executive Officer

Date: May 10, 2004	/s/ DONALD R. MYLL

	Name:	Donald R. Myll
	Title:	Chief Accounting Officer and Chief Financial Officer