Form 10-Q
period 2004-06-30
AMN HEALTHCARE SERVICES INC
filed 2004-08-04
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of August 4, 2004 there were 28,284,962 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$13,831	$4,687
Accounts receivable, net	111,024	117,392
Prepaid expenses	12,342	14,027
Other current assets	1,659	1,835

Total current assets	138,856	137,941

Fixed assets, net	18,125	18,414
Deferred income taxes, net	4,102	6,071
Deposits and other assets	2,418	1,635
Goodwill, net	135,532	135,532
Other intangibles, net	4,271	4,939

Total assets	$303,304	$304,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,752	$12,954
Accrued compensation and benefits	33,629	32,117
Income taxes payable	151	2,103
Current portion of notes payable	6,000	13,400
Other current liabilities	373	385

Total current liabilities	50,905	60,959

Notes payable, less current portion	122,500	125,500
Other long-term liabilities	2,520	1,976

Total liabilities	175,925	188,435

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 43,162 and 42,997 shares issued at June 30, 2004 and December 31, 2003, respectively	432	430
Additional paid-in capital	351,535	349,595
Treasury stock, at cost (14,877 shares at each June 30, 2004 and December 31, 2003)	(249,538)	(249,428)
Retained earnings	24,691	15,809
Accumulated other comprehensive income (loss), net	259	(309)

Total stockholders’ equity	127,379	116,097

Commitments and contingencies

Total liabilities and stockholders’ equity	$303,304	$304,532

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$153,368	$183,364	$314,633	$383,129
Cost of revenue	118,386	141,373	243,822	296,387

Gross profit	34,982	41,991	70,811	86,742

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	24,023	22,012	48,621	44,849
Non-cash stock-based compensation	219	219	437	437
Amortization	89	96	178	191
Depreciation	1,447	1,054	2,823	2,074

Total expenses	25,778	23,381	52,059	47,551

Income from operations	9,204	18,610	18,752	39,191
Interest expense, net	2,118	114	4,252	197

Income before income taxes	7,086	18,496	14,500	38,994
Income tax expense	2,763	7,306	5,618	15,405

Net income	$4,323	$11,190	$8,882	$23,589

Basic and diluted net income per common share:
Basic	$0.15	$0.29	$0.32	$0.60

Diluted	$0.14	$0.27	$0.28	$0.56

Weighted average common shares outstanding:
Basic	28,203	38,287	28,162	39,056

Diluted	31,332	41,767	31,313	42,379

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Six Months Ended June 30, 2004
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	42,997	$430	$349,595	$(249,428)	$15,809	$(309)	$116,097
Cost of repurchase of common stock into treasury	—	—	—	(110)	—	—	(110)
Exercise of stock options	165	2	1,503	—	—	—	1,505
Stock-based compensation	—	—	437	—	—	—	437
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(37)	(37)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	605	605
Net income	—	—	—	—	8,882	—	8,882

Total comprehensive income							9,450

Balance, June 30, 2004	43,162	$432	$351,535	$(249,538)	$24,691	$259	$127,379

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,882	$23,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,001	2,265
(Recovery of) provision for bad debts	(549)	23
Noncash interest expense	490	218
Provision for deferred income taxes	1,728	2,350
Non-cash stock-based compensation	437	437
Loss on disposal or sale of fixed assets	7	65
Changes in assets and liabilities:
Accounts receivable	6,917	21,093
Prepaid expenses and other current assets	1,874	(2,387)
Deposits and other assets	(120)	(162)
Accounts payable and accrued expenses	(2,202)	(1,362)
Accrued compensation and benefits	1,512	(727)
Income taxes payable	(1,952)	1,386
Other liabilities	862	(88)

Net cash provided by operating activities	20,887	46,700

Cash flows from investing activities:
Purchase of fixed assets	(2,533)	(7,032)
Cash paid under deferred purchase agreement	—	(1,000)

Net cash used in investing activities	(2,533)	(8,032)

Cash flows from financing activities:
Capital lease repayments	(168)	(138)
Payment of financing costs	—	(955)
Payments on notes payable	(10,400)	—
Cost of repurchase of common stock into treasury	(110)	(36,003)
Proceeds from issuance of common stock	1,505	—
Change in bank overdraft	—	1,865

Net cash used in financing activities	(9,173)	(35,231)
Effect of exchange rate changes on cash and cash equivalents	(37)	(65)

Net increase in cash and cash equivalents	9,144	3,372
Cash and cash equivalents at beginning of period	4,687	40,135

Cash and cash equivalents at end of period	$13,831	$43,507

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,023	$90

Cash paid for income taxes	$5,810	$11,512

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets obtained through capital leases	$8	$80

Net change in foreign currency translation adjustment and unrealized gain on derivative financial instruments, net of tax	$568	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

In late 2003 and early 2004, the Company implemented a new payroll and billing system. Due to difficulties encountered with certain processes during the implementation, net income for the three months and the year ended December 31, 2003 was overstated by $179,000, and net income for the three months ended March 31, 2004 was overstated by $261,000. The system implementation has been completed and the correction of the cumulative impact of these overstatements was recorded during the three months ended June 30, 2004. The impact of these adjustments is immaterial to the Company’s consolidated financial statements for the three months and the year ended December 31, 2003, and each of the three months ended March 31, 2004 and June 30, 2004.

2.    STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, and Emerging Issues Task Force (EITF) 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans is recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is measured at the end of each reporting period until the related performance criteria are met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
As reported:
Net income	$4,323	$11,190	$8,882	$23,589

Stock-based employee compensation, net of tax	$133	$132	$267	$264

Net income per common share:
Basic	$0.15	$0.29	$0.32	$0.60

Diluted	$0.14	$0.27	$0.28	$0.56

Pro forma:
Net income, as reported	$4,323	$11,190	$8,882	$23,589
Stock-based employee compensation per APB Opinion No. 25, net of tax	133	132	267	264
Pro forma stock-based employee compensation per SFAS No. 123, net of tax	(833)	(640)	(1,544)	(1,168)

Pro forma net income	$3,623	$10,682	$7,605	$22,685

Pro forma net income per common share:
Basic	$0.13	$0.28	$0.27	$0.58

Diluted	$0.12	$0.26	$0.24	$0.53

The fair value of the stock-based employee compensation under SFAS No. 123 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life	5	5	5	5
Risk-free interest rate	3.88%	2.62%	3.88%	2.62%
Volatility	55%	61%	55%	61%
Dividend yield	0%	0%	0%	0%

3.    NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 655,000 shares of common stock for the three and six month periods ended June 30, 2004 and options to purchase 744,000 shares of common stock for the three and six month periods ended June 30, 2003 were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,323	$11,190	$8,882	$23,589

Weighted average common shares outstanding—basic	28,203	38,287	28,162	39,056

Basic net income per common share	$0.15	$0.29	$0.32	$0.60

Weighted average common shares outstanding—basic	28,203	38,287	28,162	39,056
Plus dilutive stock options	3,129	3,480	3,151	3,323

Weighted average common shares outstanding—diluted	31,332	41,767	31,313	42,379

Diluted net income per common share	$0.14	$0.27	$0.28	$0.56

4.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. The following table summarizes the components of comprehensive income for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$4,323	$11,190	$8,882	$23,589
Comprehensive income (loss):
Unrealized gain on derivative financial instruments, net of tax	910	—	605	—
Foreign currency translation adjustment loss	(30)	(5)	(37)	(65)

Total comprehensive income	$5,203	$11,185	$9,450	$23,524

5.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2004 and December 31, 2003, the Company had the following acquired intangible assets with finite lives (in thousands):

	June 30, 2004		December 31, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Noncompete agreements	$1,444	$(1,292)	$1,544	$(1,214)
Deferred financing costs	5,361	(1,242)	5,361	(752)

Total	$6,805	$(2,534)	$6,905	$(1,966)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $668,000 and $367,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of June 30, 2004 is as follows (in thousands):

Amount
Six months ending December 31, 2004	$554
Year ending December 31, 2005	$1,036
Year ending December 31, 2006	$985
Year ending December 31, 2007	$969
Year ending December 31, 2008	$727

As of June 30, 2004 and December 31, 2003, the Company had unamortized goodwill of $135.5 million.

6.    SUBSEQUENT EVENT

On July 21, 2004, the Company amended its credit facility. This amendment provided for increased flexibility under the Company’s financial covenants, an increase in the amount available under the letter of credit sub-facility and a 25 basis point increase in the interest rate margin in the event of a downgrade in the Company’s credit rating. Based on the current outstanding indebtedness, a downgrade in the credit rating and the resulting revised pricing would increase interest expense by approximately $320,000 on an annualized basis. Additionally, as a result of the amendment, the Company incurred amendment fees of approximately $250,000. These costs were deferred and are being amortized over the remaining term of the credit facility.

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

We market our services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from separate recruitment brands. As of June 30, 2004, we had over 5,000 hospital and healthcare facility clients. Over 96% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

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

For the three months ended June 30, 2004, we recorded revenue of $153.4 million, as compared to revenue of $183.4 million for the three months ended June 30, 2003. The number of temporary healthcare professionals on assignment averaged 6,130 and 7,355 in the three months ended June 30, 2004 and 2003, respectively. We recorded net income of $4.3 million for the three months ended June 30, 2004, as compared to net income of $11.2 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, we recorded revenue of $314.6 million, as compared to revenue of $383.1 million for the six months ended June 30, 2003. The number of temporary healthcare professionals on assignment averaged 6,239 and 7,695 in the six months ended June 30, 2004 and 2003, respectively. We recorded net income of $8.9 million for the six months ended June 30, 2004, as compared to net income of $23.6 million for the six months ended June 30, 2003. The decrease in revenue and net income from 2003 is due primarily to changes in hospital staffing patterns, which led to a reduction in temporary healthcare professionals on assignment.

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

Demand for our services stabilized from April 2003 through late 2003, and has increased in 2004. We believe that this improvement in demand has been caused by a number of factors, including an increase in hospital admissions, legislation impacting healthcare staffing, such as the California nurse-to-patient staffing ratios that went into effect in January 2004, signs of an improving economy and our increased focus on our hospital and healthcare facility clients. While this rise in demand is positive and creates opportunities for growth, there has not been a corresponding growth in the supply of new candidates.

The number of temporary healthcare professionals on assignment with us decreased 17% from an average of 7,355 for the three months ended June 30, 2003 to an average of 6,130 for the three months ended June 30, 2004. Primarily as a result of this decline in the number of temporary healthcare professionals on assignment, our revenue and net income also decreased. While demand for our services continued to grow during the second quarter of 2004, the corresponding supply of temporary healthcare professionals has not kept pace with the demand growth. The number of new applicants is still below 2003 levels while the number of orders from our clients has increased over last year. We are uncertain whether the current increase in demand will lead to increases in the average number of temporary healthcare professionals on assignment. Historically, we have experienced a time lag between when changes in supply and demand occur and when our operations processes translate into changes in the number of temporary healthcare professionals on assignment and in our financial results.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2003, contained in our Annual Report of Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analyses on December 31, 2003 and December 31, 2002, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of June 30, 2004 and December 31, 2003, we had $135.5 million of goodwill, net of accumulated amortization, recorded on our consolidated balance sheets.

•	We maintain an accrual for self-insured health benefits provided to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker, and industry experience and trends. If such information indicates that our accruals are overstated or understated, we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. As of June 30, 2004 and December 31, 2003, we had $2.7 million and $3.5 million, respectively, accrued for incurred but not reported health insurance claims, which is included in accrued compensation and benefits in our consolidated balance sheets. The decline in the accrual is primarily related to a decrease in the number of temporary healthcare professionals covered by the plan and a corresponding decrease in claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the financial condition of customers and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of June 30, 2004 and December 31, 2003, our allowance for doubtful accounts was $2.3 million and $3.3 million, respectively. The reduction in the allowance for doubtful accounts is primarily related to positive trends in our client collections experience.

•

We maintain an accrual for professional liability and workers compensation self-insured retention limits. We determine the adequacy of these accruals by evaluating our historical experience and trends, as well as through the use of independent actuarial studies. If such information indicates that our accruals are overstated or understated, we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. As of June 30, 2004 and December 31, 2003, we had $8.8 million and $7.6 million, respectively, accrued for workers compensation claims, which is included in accrued compensation and benefits in our consolidated balance sheets. The increase in the workers compensation accrual is related to expected claims incurred during the six months ended June 30, 2004, which were greater than the claims paid out for prior periods. There has not been any material change in the workers compensation rates. As of June 30, 2004 and December 31, 2003, we had $5.1 million and $3.9 million, respectively, accrued for professional liability retention, which is included in accounts payable and accrued expenses in our consolidated balance sheets. The increase in the professional liability accrual is related to expected claims incurred during the six months ended June 30, 2004, offset by an immaterial amount of payments made during the period.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. We may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by our professionals, and we maintain accruals for these matters. We are currently not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.2	77.1	77.5	77.4

Gross profit	22.8	22.9	22.5	22.6
Selling, general and administrative (excluding non-cash stock-based compensation)	15.7	12.0	15.4	11.7
Non-cash stock-based compensation	0.1	0.1	0.1	0.1
Amortization and depreciation expense	1.0	0.6	1.0	0.6

Income from operations	6.0	10.2	6.0	10.2
Interest expense, net	1.4	0.1	1.4	0.1

Income before income taxes	4.6	10.1	4.6	10.1
Income tax expense	1.8	4.0	1.8	4.0

Net income	2.8%	6.1%	2.8%	6.1%

Comparison of Results for the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Revenue.    Revenue decreased 16%, from $183.4 million for the three months ended June 30, 2003 to $153.4 million for the same period in 2004. This decrease is comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 17% from an average of 7,355 for the three months ended June 30, 2003 to an average of 6,130 for the same period in 2004. The $30.0 million decrease in revenue was primarily attributable to this decline in the average number of temporary healthcare professionals on assignment. The shift in the mix from payroll to flat rate contracts and changes in contract terms with our hospital and healthcare facility clients had an immaterial impact on the change in revenue.

Cost of Revenue.    Cost of revenue decreased 16%, from $141.4 million for the three months ended June 30, 2003 to $118.4 million for the same period in 2004. The $23.0 million decrease was primarily attributable to the decline in the average number of temporary healthcare professionals on assignment.

Gross Profit.    Gross profit decreased 17%, from $42.0 million for the three months ended June 30, 2003 to $35.0 million for the same period in 2004, representing gross margins of 22.9% and 22.8%, respectively. The slight decrease in gross margin was primarily attributable to increased compensation costs, offset by decreased health insurance and pension plan costs as a percentage of revenue.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 9%, from $22.0 million for the three months ended June 30, 2003 to $24.0 million for the same period in 2004. The $2.0 million increase was primarily attributable to increased corporate facility, international recruiting and professional liability insurance expenses. These increases were partially offset by reductions in the allowance for doubtful accounts due to favorable client collections experience.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.2 million for each of the three months ended June 30, 2003 and 2004 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.1 million was consistent for each of the three months ended June 30, 2003 and 2004, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $1.1 million for the three months ended June 30, 2003 to $1.4 million for the three months ended June 30, 2004. This increase was primarily attributable to internally developed software placed in service in 2003 and 2004 and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into a new corporate headquarters facility during the second half of 2003.

Interest Expense, Net.    Interest expense, net, was $0.1 million for the three months ended June 30, 2003 as compared to $2.1 million for the same period in 2004, due primarily to interest charges related to borrowings initiated under our credit facility in October 2003 to fund our tender offer and the amortization of deferred financing costs associated with those borrowings.

Income Tax Expense.    Income tax expense decreased from $7.3 million for the three months ended June 30, 2003 to $2.8 million for the same period in 2004, reflecting effective income tax rates of 39.5% and 39.0% for these periods, respectively. The reduction in the effective income tax rate was primarily attributable to changes in the state tax provision.

Comparison of Results for the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Revenue.    Revenue decreased 18%, from $383.1 million for the six months ended June 30, 2003 to $314.6 million for the same period in 2004. This decrease is comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 19% from an average of 7,695 for the six months ended June 30, 2003 to an average of 6,239 for the same period in 2004. The $68.5 million decrease in revenue was primarily attributable to a decline in the average number of temporary healthcare professionals on assignment and a shift in the mix from payroll to flat rate contracts. This decrease was offset by improvements in contract terms with our hospital and healthcare facility clients and one extra day in the six months ended June 30, 2004 due to 2004 being a leap year. The total number of temporary healthcare professionals on assignment declined by 19% and contributed approximately $72.5 million to the decrease in revenue, and the shift in the mix from payroll to flat rate contracts contributed approximately $3.1 million. These decreases were partially offset by improvements in contract terms, which included increases in bill rates charged to hospital and healthcare facility clients, of approximately $5.4 million, and the additional day in the period, which contributed approximately $1.7 million.

Cost of Revenue.    Cost of revenue decreased 18%, from $296.4 million for the six months ended June 30, 2003 to $243.8 million for the same period in 2004. Of the $52.6 million decrease, approximately $56.1 million was attributable to the decline in the average number of temporary healthcare professionals on assignment, offset by an approximately $1.3 million increase attributable to the extra day in the six months ended June 30, 2004 and an approximately $2.2 million increase attributable to net increases in compensation and overall benefits provided to our temporary healthcare professionals.

Gross Profit.    Gross profit decreased 18%, from $86.7 million for the six months ended June 30, 2003 to $70.8 million for the same period in 2004, representing gross margins of 22.6% and 22.5%, respectively. The slight decrease in gross margin was primarily attributable to increased compensation and housing costs, offset by decreased health insurance costs as a percentage of revenue.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 8%, from $44.8 million for the six months ended June 30, 2003 to $48.6 million for the same period in 2004. The $3.8 million increase was primarily attributable to increased corporate facility, professional services, international recruiting and professional liability insurance expenses. These increases were partially offset by reductions in the allowance for doubtful accounts due to favorable client collections experience, reductions in employee expenses and reductions in marketing and advertising expenses.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.4 million for each of the six months ended June 30, 2003 and 2004 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation Expense.    Amortization expense of $0.2 million was consistent for each of the six months ended June 30, 2003 and 2004, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $2.1 million for the six months ended June 30, 2003 to $2.8 million for the six months ended June 30, 2004. This increase was primarily attributable to internally developed software placed in service in 2003 and 2004 and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into a new corporate headquarters facility during the second half of 2003.

Interest Expense, Net.    Interest expense, net, was $0.2 million for the six months ended June 30, 2003 as compared to $4.3 million for the same period in 2004, due primarily to interest charges related to borrowings initiated under our credit facility in October 2003 to fund our tender offer and the amortization of deferred financing costs associated with those borrowings.

Income Tax Expense.    Income tax expense decreased from $15.4 million for the six months ended June 30, 2003 to $5.6 million for the same period in 2004, reflecting effective income tax rates of 39.5% and 38.7% for these periods, respectively. The reduction in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2004, $128.5 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. Our Days Sales Outstanding (DSO) have generally ranged between approximately 58 and 62 days. At June 30, 2004, our DSO was 66 days. At June 30, 2003, our DSO was 57 days and at December 31, 2003, our DSO was 68 days. The increase in DSO compared to June 30, 2003 was primarily related to the temporary delay in client billings associated with the implementation of a new payroll and billing system initiated in November 2003. Our DSO has declined since December 31, 2003 and we expect our DSO to decrease in the future. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $25.8 million from $46.7 million in the six months ended June 30, 2003 to $20.9 million in the six months ended June 30, 2004. This decrease in net cash provided by operations was primarily related to the decrease in net income and the increase in our DSO compared to the prior year.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $2.5 million and $7.0 million for the six months ended June 30, 2004 and 2003, respectively. For the first six months of 2004, our primary capital expenditures were $2.0 million for purchased and internally developed software and $0.5 million for computers, furniture and equipment and other expenditures. The higher level of capital expenditures for the first six months ended June 30, 2003 was primarily related to our leasehold improvements for our new corporate headquarters. We expect our capital expenditure requirements to be similar in the future, other than costs related to our new corporate headquarters, in relation to revenue.

Financing Activities:

In November 2002, our board of directors approved a stock repurchase program authorizing a repurchase of up to $100 million of our common stock on the open market from time to time through December 2003. Stock repurchases were subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the repurchase program, we repurchased 2,892,200 shares at an average purchase price of $12.45 per share, or an aggregate of $36.0 million, during the six months ended June 30, 2003.

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

On July 21, 2004, we amended our credit facility. This amendment provides for increased flexibility under our financial covenants, an increase in the amount available under our letter of credit sub-facility and a 25 basis point increase in the interest rate margin in the event of a downgrade in our credit rating. Based on our current outstanding indebtedness, a downgrade in our credit rating and the resulting revised pricing would increase our interest expense by approximately $320,000 on an annualized basis. Additionally, as a result of the amendment, we incurred amendment fees of approximately $250,000. These costs were deferred and are being amortized over the remaining term of our credit facility.

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

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly beginning June 30, 2004 until 2008 with any remaining amounts payable in 2008. We paid the initial principal installment of $1.5 million on June 30, 2004. We are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. The prepayment is equal to 50% of the Company’s excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments.

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

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of temporary healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to, among other factors, the recent changes in the demand from our hospital and healthcare facility clients and supply of temporary healthcare professionals. Results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals at reasonable costs;

•	our ability to attract and retain operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	the attractiveness to hospitals and healthcare facility clients of our services;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	increased utilization of permanent staff by our hospital and healthcare facility clients;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government regulation, and our ability to operate our business in compliance with these regulations;

•	the impact of medical malpractice and other claims asserted against us; and

•	our ability to carry out our business strategy.

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

On July 28, 2004, we announced that the resignation of Donald Myll, our chief financial officer, will be effective August 11, 2004, and that Susan Nowakowski has been appointed interim Chief Financial Officer and Brent Rivard has been appointed interim Chief Accounting Officer and Treasurer. Please refer to the Company’s Current Report on Form 8-K dated July 28, 2004 as furnished to the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2003 and 2004, our primary exposure to market risk was interest rate risk associated with our debt instruments and short-term investments. See “Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments.” Excluding the effect of interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $782,000 during the six months ended June 30, 2004.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 18, 2004. The matters submitted to a vote of our stockholders were (i) the election of seven directors to our Board of Directors (ii) the approval of the Company’s 2001 Stock Option Plan as amended and restated, and (iii) ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

Our stockholders elected the following seven directors to our Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld
Robert B. Haas	27,376,334	14,273
Steven C. Francis	27,376,334	14,273
Susan R. Nowakowski	27,376,334	14,273
William F. Miller III	27,376,334	14,273
Douglas D. Wheat	27,376,334	14,273
Kenneth F. Yontz	27,376,334	14,273
Andrew M. Stern	27,376,334	14,273

Our stockholders approved our 2001 Stock Option Plan as amended and restated. The results of the voting were as follows:

Votes For	Votes Against	Abstained	Unvoted
20,976,417	2,061,507	155,917	4,196,766

Our stockholders also ratified the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004. The results of the voting were as follows:

Votes For	Votes Against	Abstained
26,924,132	460,692	5,783

Item 6.    Exhibits and Reports on Form 8-K

(a) List of Exhibits

Exhibit No.	Description of Document
10.1

Sixth Amendment, dated as of July 21, 2004, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto*

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2004

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
Name: Title:	Steven C. Francis Chief Executive Officer
Date:	August 4, 2004

/s/ DONALD R. MYLL
Name: Title:	Donald R. Myll Chief Accounting Officer and Chief Financial Officer