Form 10-Q
period 2004-09-30
AMN HEALTHCARE SERVICES INC
filed 2004-11-05
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

As of November 5, 2004, there were 28,344,162 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,207	$4,687
Accounts receivable, net	108,152	117,392
Prepaid expenses	11,235	14,027
Other current assets	3,119	1,835

Total current assets	131,713	137,941
Fixed assets, net	18,217	18,414
Deferred income taxes, net	832	6,071
Deposits and other assets	1,890	1,635
Goodwill, net	135,532	135,532
Other intangibles, net	3,781	4,939

Total assets	$291,965	$304,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,393	$12,954
Accrued compensation and benefits	37,262	32,117
Current portion of notes payable	4,971	13,400
Other current liabilities	410	2,488

Total current liabilities	57,036	60,959
Notes payable, less current portion	100,245	125,500
Other long-term liabilities	2,854	1,976

Total liabilities	160,135	188,435

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 43,221 and 42,997 shares issued at September 30, 2004 and December 31, 2003, respectively	432	430
Additional paid-in capital	352,291	349,595
Treasury stock, at cost (14,877 shares at each September 30, 2004 and December 31, 2003)	(249,538)	(249,428)
Retained earnings	28,621	15,809
Accumulated other comprehensive income (loss), net	24	(309)

Total stockholders’ equity	131,830	116,097

Total liabilities and stockholders’ equity	$291,965	$304,532

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$156,083	$171,463	$470,716	$554,592
Cost of revenue	119,383	132,438	363,205	428,825

Gross profit	36,700	39,025	107,511	125,767

Expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	26,395	22,167	75,016	67,016
Non-cash stock-based compensation	218	218	655	655
Amortization	37	95	215	286
Depreciation	1,388	1,108	4,211	3,182

Total expenses	28,038	23,588	80,097	71,139

Income from operations	8,662	15,437	27,414	54,628
Interest expense, net	2,402	92	6,654	289

Income before income taxes	6,260	15,345	20,760	54,339
Income tax expense	2,330	6,059	7,948	21,464

Net income	$3,930	$9,286	$12,812	$32,875

Basic and diluted net income per common share:
Basic	$0.14	$0.25	$0.45	$0.85

Diluted	$0.13	$0.22	$0.41	$0.78

Weighted average common shares outstanding:
Basic	28,321	37,881	28,215	38,660

Diluted	31,407	41,393	31,345	42,046

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands)

	Nine Months Ended September 30, 2004
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	42,997	$430	$349,595	$(249,428)	$15,809	$(309)	$116,097
Cost of repurchase of common stock into treasury	—	—	—	(110)	—	—	(110)
Exercise of stock options	224	2	2,041	—	—	—	2,043
Stock-based compensation	—	—	655	—	—	—	655
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(56)	(56)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	389	389
Net income	—	—	—	—	12,812	—	12,812

Total comprehensive income							13,145

Balance, September 30, 2004	43,221	$432	$352,291	$(249,538)	$28,621	$24	$131,830

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$12,812	$32,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,426	3,468
(Recovery of) provision for bad debts	(242)	41
Noncash interest expense	1,201	311
Provision for deferred income taxes	5,136	2,350
Non-cash stock-based compensation	655	655
Loss on disposal or sale of fixed assets	5	164
Changes in assets and liabilities:
Accounts receivable	9,482	21,309
Prepaid expenses and other current assets	1,621	(399)
Deposits and other assets	(44)	(176)
Accounts payable and accrued expenses	1,439	(2,971)
Accrued compensation and benefits	5,145	1,282
Other liabilities	(820)	5,238

Net cash provided by operating activities	40,816	64,147

Cash flows from investing activities:
Purchase of fixed assets	(3,991)	(11,058)
Cash paid under deferred purchase agreement	—	(1,000)

Net cash used in investing activities	(3,991)	(12,058)

Cash flows from financing activities:
Capital lease repayments	(240)	(223)
Payment of financing costs	(258)	(984)
Payments on notes payable	(33,684)	—
Cost of repurchase of common stock into treasury	(110)	(38,488)
Proceeds from issuance of common stock	2,043	53
Change in bank overdraft	—	3,570

Net cash used in financing activities	(32,249)	(36,072)
Effect of exchange rate changes on cash and cash equivalents	(56)	(75)

Net increase in cash and cash equivalents	4,520	15,942
Cash and cash equivalents at beginning of period	4,687	40,135

Cash and cash equivalents at end of period	$9,207	$56,077

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,737	$186

Cash paid for income taxes	$5,937	$14,107

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$28	$206

Net change in foreign currency translation adjustment and unrealized gain on derivative financial instruments, net of tax	$333	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
As reported:
Net income	$3,930	$9,286	$12,812	$32,875

Stock-based employee compensation, net of tax	$132	$132	$399	$396

Net income per common share:
Basic	$0.14	$0.25	$0.45	$0.85

Diluted	$0.13	$0.22	$0.41	$0.78

Pro forma:
Net income, as reported	$3,930	$9,286	$12,812	$32,875
Stock-based employee compensation per APB Opinion No. 25, net of tax	132	132	399	396
Pro forma stock-based employee compensation per SFAS No. 123, net of tax	(708)	(696)	(2,252)	(1,864)

Pro forma net income	$3,354	$8,722	$10,959	$31,407

Pro forma net income per common share:
Basic	$0.12	$0.23	$0.39	$0.81

Diluted	$0.11	$0.21	$0.35	$0.75

The fair value of the stock-based employee compensation under SFAS No. 123 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	3.4%	2.6%	3.4%	2.6%
Volatility	52%	61%	52%	61%
Dividend yield	0%	0%	0%	0%

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 1,810,000 shares of common stock for the three and nine month periods ended September 30, 2004 and options to purchase 655,000 shares of common stock for the three and nine month periods ended September 30, 2003 were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,930	$9,286	$12,812	$32,875

Weighted average common shares outstanding—basic	28,321	37,881	28,215	38,660

Basic net income per common share	$0.14	$0.25	$0.45	$0.85

Weighted average common shares outstanding—basic	28,321	37,881	28,215	38,660
Plus dilutive stock options	3,086	3,512	3,130	3,386

Weighted average common shares outstanding—diluted	31,407	41,393	31,345	42,046

Diluted net income per common share	$0.13	$0.22	$0.41	$0.78

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. The following table summarizes the components of comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,930	$9,286	$12,812	$32,875
Comprehensive income (loss):
Unrealized (loss) gain on derivative financial instruments, net of tax	(216)	—	389	—
Foreign currency translation adjustment loss	(19)	(10)	(56)	(75)

Total comprehensive income	$3,695	$9,276	$13,145	$32,800

5.	IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2004 and December 31, 2003, the Company had the following acquired intangible assets with finite lives (in thousands):

	September 30, 2004		December 31, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Noncompete agreements	$600	$(485)	$1,544	$(1,214)
Deferred financing costs	5,619	(1,953)	5,361	(752)

Total	$6,219	$(2,438)	$6,905	$(1,966)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $1,416,000 and $556,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of September 30, 2004 is as follows (in thousands):

Amount
Three months ending December 31, 2004	$277
Year ending December 31, 2005	$1,028
Year ending December 31, 2006	$952
Year ending December 31, 2007	$911
Year ending December 31, 2008	$613

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand reputations. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients provides us with the opportunity to offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We market our services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from separate recruitment brands. As of September 30, 2004, we had over 5,600 hospital and healthcare facility clients. Over 96% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

We believe that we have organized our operating model to deliver consistent, high-quality sales and service efforts to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services which we provide to our temporary healthcare professionals is also critical to our success since the majority of our temporary healthcare professionals stay with us for multiple assignments.

For the three months ended September 30, 2004, we recorded revenue of $156.1 million, as compared to revenue of $171.5 million for the three months ended September 30, 2003. The number of temporary healthcare professionals on assignment averaged 6,123 and 6,723 in the three months ended September 30, 2004 and 2003, respectively. We recorded net income of $3.9 million for the three months ended September 30, 2004, as compared to net income of $9.3 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded revenue of $470.7 million, as compared to revenue of $554.6 million for the nine months ended September 30, 2003. The number of temporary healthcare professionals on assignment averaged 6,201 and 7,371 in the nine months ended September 30, 2004 and 2003, respectively. We recorded net income of $12.8 million for the nine months ended September 30, 2004, as compared to net income of $32.9 million for the nine months ended September 30, 2003. The decrease in revenue and net income from 2003 is due primarily to changes in hospital staffing patterns, which led to a reduction in temporary healthcare professionals on assignment.

Recent Trends

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. During 2003, the demand for temporary healthcare professionals declined due to a number of factors. In particular, we believe hospitals increased their nurse recruitment efforts, stretched the productivity of permanent staff and maximized cost control efforts to eliminate or reduce outsourced staffing solutions. In addition, influenced by economic conditions during 2003, we believe permanent staff at our hospital and healthcare facility clients were more likely to work overtime and less likely to leave their positions, creating fewer vacancies and fewer opportunities for us to recruit and place our temporary healthcare professionals.

Demand for our services stabilized from April 2003 through late 2003, and has increased each quarter in 2004. We believe that this improvement in demand has been caused by a number of factors, including an increase in hospital admissions, legislation impacting healthcare staffing such as the California nurse-to-patient staffing ratios that went into effect in January 2004, signs of an improving economy and our increased focus on our hospital and healthcare facility clients. While this rise in demand is positive and creates opportunities for growth, recent increases in the supply of new candidates has not grown at the same pace as demand.

We primarily draw our supply of temporary healthcare professionals from national recruitment efforts through our targeted multi-brand recruitment strategy. We believe that sustained growth in orders will generate increasing interest and new recruiting opportunities in travel nursing. Recently, international supply channels have represented a small but growing supply source; however, our ability to recruit healthcare professionals through these foreign supply channels may be impacted by government legislation limiting the number of permanent immigrant visas.

The number of temporary healthcare professionals on assignment with us decreased 9% from an average of 6,723 for the three months ended September 30, 2003 to an average of 6,123 for the three months ended September 30, 2004. Primarily as a result of this decline in the number of temporary healthcare professionals on assignment, our revenue and net income also decreased. However, demand for our services and the supply of our temporary healthcare professionals has grown during each quarter of 2004. We are uncertain whether the current increases in demand for our services and the supply of our temporary healthcare professionals will generate consistent future growth in the average number of temporary healthcare professionals on assignment.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. We state these accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2003, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•	We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analyses on December 31, 2003 and December 31, 2002, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of September 30, 2004 and December 31, 2003, we had $135.5 million of goodwill, net of accumulated amortization, recorded on our consolidated balance sheets.

•	We maintain an accrual for self-insured health benefits provided to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker, and industry experience and trends. If such information indicates that our accruals are overstated or understated, as appropriate we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals. As of September 30, 2004 and December 31, 2003, we had $2.5 million and $3.5 million, respectively, accrued for incurred but not reported health insurance claims, which is included in accrued compensation and benefits in our consolidated balance sheets. The decline in the accrual is primarily related to a favorable trend in insurance claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment and increases in national healthcare costs.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the financial condition of customers and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of September 30, 2004 and December 31, 2003, our allowance for doubtful accounts was $1.9 million and $3.3 million, respectively. The reduction in the allowance for doubtful accounts is primarily related to positive trends in our client collections experience.

•

We maintain an accrual for professional liability and workers compensation self-insured retention limits. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. If such information indicates that our accruals are overstated or understated, as appropriate we adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals. As of September 30, 2004 and December 31, 2003, we had $7.8 million and $7.6 million, respectively, accrued for workers compensation claims, which is included in accrued compensation and benefits in our consolidated balance sheets. The increase in the workers compensation accrual is related to expected claims incurred during the nine months ended September 30, 2004, which were greater than the claims paid out for prior periods. There has not been any material change in the workers compensation rates. As of September 30, 2004 and December 31, 2003, we had $6.6 million and $3.9 million, respectively, accrued for professional liability retention, which is included in accounts payable and accrued expenses in our consolidated balance sheets. The increase in the professional liability accrual is related to expected claims incurred during the nine months ended September 30, 2004 based on recent claims development, offset by an immaterial amount of payments made during the period.

•	We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. We may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by our professionals, and we maintain accruals for these matters. We are currently not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of income data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidated Statements of Income:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	76.5	77.2	77.2	77.3

Gross profit	23.5	22.8	22.8	22.7
Selling, general and administrative (excluding non-cash stock-based compensation)	16.9	12.9	16.0	12.1
Non-cash stock-based compensation	0.1	0.1	0.1	0.1
Amortization and depreciation expense	0.9	0.8	0.9	0.6

Income from operations	5.6	9.0	5.8	9.9
Interest expense, net	1.6	0.1	1.4	0.1

Income before income taxes	4.0	8.9	4.4	9.8
Income tax expense	1.5	3.5	1.7	3.9

Net income	2.5%	5.4%	2.7%	5.9%

Comparison of Results for the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Revenue. Revenue decreased 9% from $171.5 million for the three months ended September 30, 2003 to $156.1 million for the same period in 2004. This decrease is comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 9% from an average of 6,723 for the three months ended September 30, 2003 to an average of 6,123 for the same period in 2004. Of the $15.4 million decrease in revenue, $15.3 million was attributable to this decline in the average number of temporary healthcare professionals on assignment, and $0.1 million was attributable to a slight reduction in the average hours worked per day by our temporary healthcare professionals. The shift in the mix from flat to payroll rate contracts had an immaterial impact on the change in revenue.

Cost of Revenue. Cost of revenue decreased 10% from $132.4 million for the three months ended September 30, 2003 to $119.4 million for the same period in 2004. Of the $13.0 million decrease, approximately $11.8 million was attributable to the decline in the average number of temporary healthcare professionals on assignment, approximately $0.8 million was attributable to net decreases in the cost of housing and benefits provided to our temporary healthcare professionals, and approximately $0.4 million was attributable to an adjustment to our workers compensation reserve based on the results of an independent actuarial study.

Gross Profit. Gross profit decreased 6% from $39.0 million for the three months ended September 30, 2003 to $36.7 million for the same period in 2004, representing gross margins of 22.8% and 23.5%, respectively. The increase in gross margin was primarily attributable to decreased housing, health insurance and retirement costs as a percentage of revenue, as well as the actuarial-based adjustment to our workers compensation reserve. Excluding the workers compensation reserve adjustment, gross margin would have been 23.3% for the three months ended September 30, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 19%, from $22.2 million for the three months ended September 30, 2003 to $26.4 million for the same period in 2004. The $4.2 million increase was primarily attributable to an increase in expenses related to corporate facilities, corporate employees, professional services and an increase in our professional liability insurance reserve.

Non-Cash Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $0.2 million for each of the three months ended September 30, 2003 and 2004 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation Expense. Amortization expense was $95,000 for the three months ended September 30, 2003 as compared to $37,000 for the same period in 2004, as an intangible asset became fully amortized in June 2004. Depreciation expense increased from $1.1 million for the three months ended September 30, 2003 to $1.4 million for the three months ended September 30, 2004. This increase was primarily attributable to internally developed software placed in service in 2003 and 2004 and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into a new corporate headquarters facility during the second half of 2003.

Interest Expense, Net. Interest expense, net, was $92,000 for the three months ended September 30, 2003 as compared to $2.4 million for the same period in 2004, due primarily to interest charges related to borrowings initiated under our credit facility in October 2003 to fund our tender offer and the amortization of deferred financing costs associated with those borrowings. In addition, interest expense was $0.5 million higher for the three months ended September 30, 2004 due to an acceleration in the amortization of deferred financing costs related to a total of $22.0 million in voluntary prepayments on our long-term debt made during the quarter ended September 30, 2004.

Income Tax Expense. Income tax expense decreased from $6.1 million for the three months ended September 30, 2003 to $2.3 million for the same period in 2004, reflecting effective income tax rates of 39.5% and 37.2% for these periods, respectively. The decrease in the effective tax rate was primarily attributable to changes in the state tax provision related to state tax credits claimed for years prior to 2004.

Comparison of Results for the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Revenue. Revenue decreased 15% from $554.6 million for the nine months ended September 30, 2003 to $470.7 million for the same period in 2004. This decrease is comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 16% from an average of 7,371 for the nine months ended September 30, 2003 to an average of 6,201 for the same period in 2004. Of the $83.9 million decrease in revenue, $88.0 million was attributable to this decline in the average number of temporary healthcare professionals on assignment and the shift in the mix from payroll to flat rate contracts contributed approximately $3.2 million. These decreases were partially offset by improvements in contract terms, which included increases in bill rates charged to hospital and healthcare facility clients, of approximately $5.6 million, and one additional day in the nine months ended September 30, 2004, which contributed approximately $1.7 million.

Cost of Revenue. Cost of revenue decreased 15% from $428.8 million for the nine months ended September 30, 2003 to $363.2 million for the same period in 2004. Of the $65.6 million decrease, approximately $68.1 million was attributable to the decline in the average number of temporary healthcare professionals on assignment, offset by an approximately $1.3 million increase attributable to the extra day in the nine months ended September 30, 2004 and an approximately $1.2 million increase attributable to net increases in compensation provided to our temporary healthcare professionals.

Gross Profit. Gross profit decreased 15% from $125.8 million for the nine months ended September 30, 2003 to $107.5 million for the same period in 2004, representing gross margins of 22.7% and 22.8%, respectively. The slight increase in gross margin was primarily attributable to decreased health insurance costs, partially offset by increased compensation and housing costs as a percentage of revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 12% from $67.0 million for the nine months ended September 30, 2003 to $75.0 million for the same period in 2004. The $8.0 million increase was primarily attributable to an increase in expenses related to corporate facilities, corporate employees, professional services and an increase in our professional liability insurance reserve.

Non-Cash Stock-Based Compensation. We recorded non-cash stock-based compensation charges of $0.7 million for each of the nine months ended September 30, 2003 and 2004 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation Expense. Amortization expense was $0.3 million for the nine months ended September 30, 2003 as compared to $0.2 million for the same period in 2004, as an intangible asset became fully amortized in June 2004. Depreciation expense increased from $3.2 million for the nine months ended September 30, 2003 to $4.2 million as compared to the same period in 2004. This increase was primarily attributable to internally developed software placed in service in 2003 and 2004 and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into a new corporate headquarters facility during the second half of 2003.

Interest Expense, Net. Interest expense, net, was $0.3 million for the nine months ended September 30, 2003 as compared to $6.7 million for the same period in 2004, due primarily to interest charges related to borrowings initiated under our credit facility in October 2003 to fund our tender offer and the amortization of deferred financing costs associated with those borrowings. In addition, interest expense was $0.5 million higher for the nine months ended September 30, 2004 due to an acceleration in the amortization of deferred financing costs related to a total of $22.0 million in voluntary prepayments on our long-term debt made during the quarter ended September 30, 2004.

Income Tax Expense. Income tax expense decreased from $21.5 million for the nine months ended September 30, 2003 to $7.9 million for the same period in 2004, reflecting effective income tax rates of 39.5% and 38.3% for these periods, respectively. The reduction in the effective income tax rate was primarily attributable to changes in the state tax provision related to state tax credits claimed.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At September 30, 2004, $105.2 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At September 30, 2004, September 30, 2003 and December 31, 2003, our DSO was 64 days, 61 days and 68 days, respectively. The increase in DSO compared to September 30, 2003 was primarily related to the temporary delay in client billings associated with the implementation of a new payroll and billing system initiated in November 2003. Our DSO has declined since December 31, 2003. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $23.3 million from $64.1 million in the nine months ended September 30, 2003 to $40.8 million in the nine months ended September 30, 2004. This decrease in net cash provided by operations was primarily related to the decrease in net income and the increase in our DSO compared to the prior year.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $4.0 million and $11.1 million for the nine months ended September 30, 2004 and 2003, respectively. For the first nine months of 2004, our primary capital expenditures were $3.3 million for purchased and internally developed software and $0.7 million for computers, furniture and equipment and other expenditures. The higher level of capital expenditures for the first nine months ended September 30, 2003 was primarily related to our leasehold improvements for our new corporate headquarters. We expect our capital expenditure requirements to be similar in the future, other than costs related to our new corporate headquarters, in relation to revenue.

Financing Activities:

In November 2002, our board of directors approved a stock repurchase program authorizing a repurchase of up to $100 million of our common stock on the open market from time to time through December 2003. Stock repurchases were subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the repurchase program, we repurchased 3,076,100 shares at an average purchase price of $12.51 per share, or an aggregate of $38.5 million, during the nine months ended September 30, 2003.

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

On July 21, 2004, we amended our credit facility. This amendment provides for increased flexibility under our financial covenants, an increase in the amount available under our letter of credit sub-facility and a 25 basis point increase in the interest rate margin in the event of a downgrade in our credit rating. Based on our current outstanding indebtedness, a downgrade in our credit rating and the resulting revised pricing would increase our interest expense by approximately $263,000 on an annualized basis. To date, we have not had a downgrade in our credit rating.

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

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly. These quarterly payments began on June 30, 2004 and continue until 2008 with any remaining amounts payable in 2008. Voluntary prepayments of the term loan portion of the credit facility are applied ratably to the remaining quarterly amortization payments. We paid the initial principal installment of $1.5 million on June 30, 2004, and a reduced second mandatory installment of $1.3 million on September 30, 2004 due to $22.0 million of voluntary prepayments made during the quarter ended September 30, 2004. We are required to make additional mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. The prepayment required is equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments. We believe that the voluntary prepayments made to date will satisfy this additional prepayment requirement for the year ending December 31, 2004.

We accelerated an additional $0.5 million of amortization of deferred financing costs, which is included in interest expense, during the three months ended September 30, 2004 related to voluntary prepayments of $22.0 million made on the term loan portion of the credit facility during the quarter.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 1, 2006. On October 17, 2003 we entered into interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under our credit facility, of which $30 million of the interest rate protection expired on September 30, 2004. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and nurse staffing needs of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	the attractiveness to hospitals and healthcare facility clients of our services;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	the ability of our hospital and healthcare facility clients to retain and increase the productivity of their permanent staff;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulation;

•	the impact of medical malpractice and other claims asserted against us; and

•	our ability to carry out our business strategy.

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

On September 16, 2004, we announced the appointment of David C. Dreyer as Chief Financial Officer and Chief Accounting Officer of the Company. Please refer to the Company’s Current Report on Form 8-K dated September 16, 2004 as furnished to the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2003 and 2004, our primary exposure to market risk was interest rate risk associated with our debt instruments and short-term investments. See “Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments.” Excluding the effect of interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.2 million during the nine months ended September 30, 2004.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

(a)	List of Exhibits

Exhibit No.	Description of Document

10.1	Executive Severance Agreement between AMN Healthcare, Inc. and David C. Dreyer, dated September 20, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated September 16, 2004)

31.1	Certification by Steven C. Francis pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Steven C. Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
Name:	Steven C. Francis
Title:	Chief Executive Officer

Date: November 5, 2004

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer and Chief Financial Officer