Form 10-K
period 2004-12-31
AMN HEALTHCARE SERVICES INC
filed 2005-03-11
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2004, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                          to

Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 100 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act of 1934).  Yes  ☑  No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004 was $229,486,035 based on a closing sale price of $15.29 per share.

As of March 8, 2005, there were 28,344,162 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 4, 2005 have been incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.    Business

Our Company

AMN Healthcare Services, Inc. is a leading temporary healthcare staffing company and the largest nationwide provider of travel nurse staffing services. We recruit nurses and allied health professionals, our “temporary healthcare professionals,” nationally and internationally and place them on temporary assignments of variable lengths at acute care hospitals and healthcare facilities throughout the United States. Approximately 93% of our temporary healthcare professionals are nurses, while the remainder are technicians, therapists and technologists. We actively work with a pre-screened pool of prospective temporary healthcare professionals. We had, on average, over 6,200 temporary healthcare professionals on assignment during the fourth quarter of 2004.

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our separate recruitment brands are American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, Thera Tech Staffing and O’Grady-Peyton International. Each brand has distinct geographic market strengths and brand reputation. Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients provides us with the opportunity to offer traveling positions in all 50 states and in a variety of work environments. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We market our services to hospitals and healthcare facilities generally under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from several recruitment brands. At the end of 2004, we had over 6,000 contracts with hospital and healthcare facility clients. During 2004, at any given time, we had temporary healthcare professionals on assignment at approximately 1,000 different healthcare facility clients. Over 95% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

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

Industry Overview

In 2004, total healthcare expenditures in the United States were estimated at $1.8 trillion, representing approximately 15.5% of the U.S. gross domestic product, and grew approximately 7% over 2003 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase to approximately $3.3 trillion by 2013.

The temporary healthcare staffing industry accounted for approximately $9.8 billion in revenue in 2004 according to estimates by The Staffing Industry Report. Approximately 65% of the temporary healthcare staffing industry is comprised of nurse staffing and approximately 35% is comprised of allied health, physicians and other healthcare professional staffing. From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 13%, and this growth accelerated to a compound annual growth rate of approximately 21% from 2000 to 2002. During 2003, the demand for temporary healthcare professionals declined due to a number of factors. In particular, we believe hospitals increased their nurse recruitment efforts, stretched the productivity of permanent staff and maximized cost control efforts to reduce outsourced staffing solutions. In addition, we believe permanent staff at our hospital and healthcare facility clients, influenced by economic conditions during 2003, were more likely to work overtime and less likely to leave their positions, creating fewer vacancies and fewer opportunities for us to recruit and place our temporary healthcare professionals. While the market declined between 2002 and 2004, it is expected to achieve modest growth in 2005.

The number of temporary healthcare professionals on assignment with us decreased 12% from an average of 7,113 in 2003 to an average of 6,225 in 2004. Primarily as a result of this decline, our revenue and net income also decreased. Demand for our services stabilized from April 2003 through late 2003, and increased each quarter in 2004. We believe that this improvement in demand has been caused by a number of factors, including an increase in hospital admissions, legislation impacting healthcare staffing such as the California nurse-to-patient staffing ratios that went into effect in January 2004, signs of an improving economy and our increased focus on our hospital and healthcare facility clients. We are uncertain whether the increased demand for our services will generate future growth in the average number of our temporary healthcare professionals on assignment. While this rise in demand is positive and creates opportunities for growth, increases in the supply of new temporary healthcare professional candidates has not grown at the same pace as demand.

We primarily draw our supply of temporary healthcare professionals from national recruitment efforts through our targeted multi-brand recruitment strategy. We believe that sustained growth in hospital and healthcare facility orders will generate increasing interest and new recruiting opportunities in travel nursing. Recently, international supply channels have represented a small but growing supply source; however, our ability to recruit healthcare professionals through these foreign supply channels may be impacted by government legislation limiting the number of permanent immigrant visas that can be issued.

Demand and Supply Drivers

Demand Drivers

•	Demographics and Advances in Medicine and Technology. As the U.S. population ages and as advances in medicine result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for both temporary and permanent nurses, as well as for allied health professionals. In addition, advances in healthcare technology have increased the demand for specialty nurses who are qualified to operate advanced medical equipment or perform complex medical procedures.

•	Shift to Flexible Staffing Models. Nurse wages comprise the largest percentage of hospitals’ labor expenses. Cost containment initiatives and a renewed focus on cost-effective healthcare service delivery continue to lead many hospitals and other healthcare facilities to adopt flexible staffing models that include utilization of flexible staffing sources, such as traveling nurses.

•	Nursing Shortage. Most regions of the United States are experiencing a pronounced shortage of registered nurses. In 2003, the U.S. Department of Health and Human Services projected that up to 139,000 position vacancies would exist in 2004 for registered nurses, representing a shortage of approximately 7%. The U.S. Department of Health and Human Services has also reported that the registered nurse workforce is expected to be 29% below projected requirements by 2020. Faced with increasing demand for and a shrinking supply of nurses, hospitals are utilizing more temporary nurses to meet staffing requirements. Factors contributing to the current and projected declining supply of nurses include:

—	Nurses Leaving Patient Care Environments for Less Stressful and More Flexible Careers. Career opportunities for nurses have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital service and supply companies increasingly offer nurses attractive positions which involve less demanding work schedules and physical requirements.

—	Changes in Nurse Population. The average age of a registered nurse was estimated to be 45.2 years old in 2000, an increase of 8.4% since 1988. By 2010, 40% of the nurse population is expected to be older than 50, as compared to 29% of nurses that were older than 50 in 2000. Although the number of first-time nursing school graduates who sat for the NCLEX examination has increased by 13% in both 2003 and 2004, we believe that the number of nurses taking the NCLEX examination is still well below the number of nurses needed in order to eliminate the projected long-term nursing shortage. It has been estimated that nursing school enrollments would need to increase by 40% annually to replace the nurses expected to leave the workforce through retirement.

•	Seasonality. Hospitals in regions that experience significant seasonal fluctuations in population, such as Florida or Arizona during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in patient census. Many of these hospitals utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

•	Family and Medical Leave Act. The adoption of the Family and Medical Leave Act in 1993, which mandates 12-week job-protected maternity and dependent care leave, continues to create temporary nursing vacancies at healthcare facilities. Approximately 94% of the registered nurses working at healthcare facilities in the United States are women.

•	State Legislation Requiring Healthcare Facilities to Utilize More Nurses. In response to concerns by nursing and consumer organizations over the quality of care provided in healthcare facilities and the increased workloads and pressures placed upon nurses, legislation has been introduced at both the federal and state level that is expected to increase the demand for nurses by requiring minimum nurse-to-patient ratios. Specifically, effective from January 2004, California hospitals have been required to staff units at government mandated nurse-to-patient ratios. Illinois and Rhode Island have introduced similar legislation. In addition, New Jersey has enacted legislation requiring healthcare facilities to disclose to their patients their nurse-to-patient staffing ratios upon the patient’s request.

Supply Drivers

•

Traditional Reasons for a Healthcare Professional to Work on a Travel Assignment.    Traveling allows healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, build their resumes and avoid unwanted workplace politics that may accompany a permanent position. Other benefits to temporary healthcare professionals include free or subsidized housing, professional development opportunities, competitive wages, health and professional liability insurance and completion bonuses for some assignments. All of these opportunities have been constant supply drivers, attracting a growing number of new healthcare professionals into traveling.

•	Word-of-Mouth Referrals. New applicants are often referred to travel staffing companies by current or former temporary healthcare professionals. Growth in the number of healthcare professionals that have traveled, as well as the increased number of hospital and healthcare facilities that utilize temporary healthcare professionals, creates more opportunities for referrals.

•	More Nurses Choosing Traveling Due to the Nursing Shortage and Improving Economy. In times of nursing shortages and an improving economy, nurses with permanent jobs generally feel more secure about their employment prospects. They have a higher degree of confidence that they can leave their permanent position to take a travel assignment and have the ability to return to a permanent position in the future. Additionally, during a nursing shortage, permanent staff nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Many experienced nurses consequently choose to leave their permanent employer and look for a more flexible and rewarding position.

•	New Legislation Allowing Nurses to Become More Mobile. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and has been passed in 19 states as of February 2005.

Growth Strategy

Our goal is to expand our leadership position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

•	Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. In addition, over the last two years, hospitals and healthcare facilities have shown an interest in working with a limited number of vendors to increase efficiency. We believe that our size and proven ability to fill our clients’ staffing needs provide us with the opportunity to serve our client facilities that implement this vendor consolidation strategy. To establish deeper and more collaborative partnerships, we have expanded our client services and account management team over the last two years. This expansion allows us to better understand and serve the needs of our hospital and healthcare facility clients. Furthermore, because we possess one of the largest national networks of temporary nurse and allied health professionals, we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

•	Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified temporary healthcare professionals. We continue to build our supply of temporary healthcare professionals through referrals from our current and former temporary healthcare professionals, as well as through advertising and internet sources. We have also conducted several research initiatives to assist us in segmenting the population of temporary healthcare professionals and developed targeted advertising campaigns directed at these different segments.

•	Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base to Increase Productivity. We seek to increase our productivity through our proven multi-brand recruiting strategy, large network of temporary healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our multi-brand recruiting strategy allows a recruiter in any of our brands to take advantage of all of our nationwide placement opportunities. In addition, our information systems and operational support and customer service personnel permit our recruiters to spend more time focused on temporary healthcare professionals’ needs and placing them on appropriate assignments in hospitals or healthcare facilities.

•	Expanding Service Offerings Through New Staffing Solutions. In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to explore new service offerings. As our hospital and healthcare clients’ needs change, we constantly explore what additional services we can provide to better serve our clients.

•	Providing Innovative Technology. We continue to be an innovation leader in healthcare staffing by providing on-line tools to hospital and healthcare clients, to help them streamline their communications and process flow for securing staffing services. We recently introduced our Staffing Service Center, an online resource and tool to help our clients manage outsourced staffing more efficiently.

•	Building the Strongest Management Team to Optimize Our Business Model. In addition to a tenured senior sales and operations management team, we have increased our focus on training and professional development for all levels of management and have hired several additional experienced management members.

•	Capitalizing on Strategic Acquisition Opportunities. In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. After previous acquisitions, we have sought to leverage our hospital relationships and orders across our brands, integrate back-office functions and maintain brand differentiation for temporary healthcare professional recruitment purposes. We also have implemented our proven business model in order to achieve greater productivity, operating efficiencies and financial results.

Business Overview

Services Provided

Hospitals and healthcare facilities generally obtain supplemental staffing from two external sources, local temporary (per diem) agencies and national travel healthcare staffing companies. Per diem staffing, which has historically comprised the majority of the temporary healthcare staffing industry, involves the placement of locally based healthcare professionals on daily (per diem) shift work, on an as needed basis. Hospitals and healthcare facilities often give only a few hours notice of their per diem assignments, and require a quick turnaround from their staffing agencies, generally less than 24 hours. Travel staffing, on the other hand, provides healthcare facilities with staffing solutions to address anticipated staffing requirements, typically for 8, 13 or 26 weeks. In contrast to per diem agencies, travel staffing companies select from a national (and in some cases international) skilled labor pool and provide pre-screened candidates to their hospital and healthcare facility clients, often at a lower cost. We focus on the travel segment of the temporary healthcare staffing industry, and provide both nurse and allied health temporary healthcare professionals to our hospital and healthcare facility clients.

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses and advanced practice nurses in a wide range of specialties for travel assignments throughout the United States. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. Nurses comprise approximately 93% of the total temporary healthcare professionals currently working for us. We typically place the majority of our nurses on 13-week assignments. We also offer a longer term staffing solution, typically 18-months, with our international nurses that we recruit primarily from English speaking countries.

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

Multi-Brand Recruiting

We recruit temporary healthcare professionals in the United States and internationally under each of our separate recruitment brand names: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, Thera Tech Staffing and O’Grady-Peyton International. While all of our brands have the capability to place temporary healthcare professionals on assignments using the same placement opportunities, we enhance our recruitment opportunities through our multiple brand strategy, as each has distinct geographic market strengths and brand reputation.

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

We employ a focused marketing strategy for our hospital and healthcare facility clients and market and administer the majority of our services under the single corporate brand of AMN Healthcare. This combination of strategies provides our hospital and healthcare facility clients with the advantage of managing generally one contract with us, while receiving the benefit of several nationally known brands that recruit temporary healthcare professionals for their open positions.

The following chart depicts our single staffing provider and multi-brand recruiting model:

Multi-Brand Recruiting	Single Staffing Provider

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer our temporary healthcare professionals nationwide placement opportunities and provide temporary staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically have open temporary healthcare professional requests, or “orders,” in all 50 states. The largest percentages of these open orders are concentrated in Arizona, California, Florida, New York and Ohio.

The number of our hospital and healthcare facility clients with which we contract has grown from approximately 600 in 1993 to over 6,000 at the end of 2004. During 2004, at any given time, we had temporary healthcare professionals on assignment at approximately 1,000 different healthcare facility clients. Over 95% of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. As of December 31, 2004, no single client, including affiliated groups, comprised more than 10% of our temporary healthcare professionals on assignment and no single client facility comprised more than 3% of our temporary healthcare professionals on assignment.

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

We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of temporary healthcare professionals. Because it is common for these healthcare professionals to register with more than one brand in the industry, we believe that by offering several distinct brands we increase our ability to recruit temporary healthcare professionals. Each brand has its own distinct identity to prospective temporary healthcare professionals, allowing us to segment the nursing population. We have conducted research to identify and categorize our temporary healthcare professionals into several categories, which allows us to market to specific nurses that meet the specific needs of our hospital clients. We market each brand through a combination of websites, journal advertising, conferences and conventions, direct mail, printed marketing material and through personal word-of-mouth referrals from current and former temporary healthcare professionals. We also operate NurseZone.com and RN.com, two leading nurse community websites. NurseZone.com caters to the professional and personal lives of nurses, offering nursing news and updates, links to other Internet sites, discounted products and services, continuing education courses and career opportunities sponsored by our recruitment brands, including an online temporary healthcare professional application process. RN.com offers online education opportunities for nurses, other online nurse related services and an online temporary healthcare professional application process. In addition, we operate a variety of other websites, including Travelnursing.com and Nursingjobs.com. Our leading recruitment brands are featured on each website, and each website includes an easy and efficient online application process where temporary healthcare professionals can complete one application online and have it sent to each of the brands of their choice.

Screening and Quality Management

Through our quality management department, we screen all candidates prior to placement, and we continue to evaluate our temporary healthcare professionals after they are placed to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our temporary healthcare professionals have the appropriate experience, credentials and skills for the assignments that they accept. Our experience has shown us that well-matched placements result in satisfied temporary healthcare professionals and healthcare facility clients. Our screening and quality management process includes three principal stages:

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

Assignment specific screening.    Once an assignment is accepted by a temporary healthcare professional, our quality management department tracks the necessary documentation and license verification required for the temporary healthcare professional to meet the requirements set forth by us, the hospital or healthcare facility and, when required, the applicable state board of health or nursing. Additionally, where state and federal laws apply with regard to the employment of healthcare workers, we have in place the necessary procedures to ensure compliance with material requirements. These requirements may include obtaining copies of specific health records, drug screening, criminal background checks and certain certifications or continuing education courses.

Ongoing evaluation.    We continually evaluate our temporary healthcare professionals’ performance through a verbal and written evaluation process. We receive these evaluations directly from our hospital and healthcare facility clients, and use the feedback to determine appropriate future assignments for each temporary healthcare professional.

Sales, Marketing and Account Management

We market our services to hospitals and healthcare facilities generally under one corporate brand name, AMN Healthcare, a single staffing provider with several recruitment sources of temporary healthcare professionals: American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, Thera Tech Staffing and O’Grady-Peyton International. Furthermore, we utilize a team approach to servicing our hospital and healthcare facility clients. This team includes:

Regional Client Service Director.    Our team of regional client service directors markets our services to prospective hospital and healthcare facility clients, and supervises ongoing contract management and business development of existing clients in each of their territories.

Hospital Account Manager.    Once our regional client service directors obtain hospital and healthcare facility contracts, our hospital account managers are responsible for soliciting and receiving orders from these clients and working with our recruiters to fill those orders with qualified temporary healthcare professionals. An “order” is a request from a client hospital or healthcare facility for a temporary healthcare professional to fill an assignment. Depending upon their size and specific needs, one hospital or healthcare facility client may have from one to over 50 open orders at one time.

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

Quality Management.    Our quality management team ensures our temporary healthcare professionals are compliant with all contract quality requirements prior to starting an assignment.

Clinical Liaison.    We liaison with our hospital and healthcare facility clients and our temporary healthcare professionals on clinical issues. We continually evaluate our temporary healthcare professionals’ performance through a multi-stage verbal and written evaluation process.

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

In the case of our international temporary healthcare professionals, the recruiters and placement coordinators at our O’Grady-Peyton International brand, including those located in the United Kingdom, Australia and South Africa, assist candidates in preparing for the United States nursing examination and subsequently obtaining a U.S. nursing license. These recruiters and other staff also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents prior to their arrival in the United States.

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

Housing

We offer substantially all of our temporary healthcare professionals free or subsidized housing while on assignment. Our housing department is centralized and managed at our San Diego, California corporate headquarters and an internally developed software system is used to manage rental properties, furniture vendors and other housing services. Our housing department facilitates the leasing of all apartments and furniture, manages utilities and arranges all housing and roommate assignments for the thousands of temporary healthcare professionals that we place each year. We generally offer our temporary healthcare professionals a free two-bedroom apartment to share with another temporary healthcare professional. If a temporary healthcare professional desires to have a private, one-bedroom apartment, they may pay a housing fee to us to cover the incremental costs. If a temporary healthcare professional chooses not to accept housing provided by us, they receive a monthly housing stipend in lieu of an apartment. Generally, our international temporary healthcare professionals are provided with increased travel reimbursements and assistance with immigration costs in lieu of free or subsidized housing. We currently lease over 3,100 apartments nationwide with a monthly housing expense of over $4.6 million.

Housing expenses are typically included in the hourly or weekly fees that we charge to our hospital and healthcare facility clients. Based on the contracted billing rate and gross profit for each hospital or healthcare facility client, we estimate a budget for our housing coordinators to utilize when locating apartments for each assignment. We carefully monitor performance of actual housing costs incurred to the housing costs budgeted for each placement. If housing costs rise in a particular city or region, information is shared with client services to ensure that these increased costs are considered in the negotiation of bill rates. We also negotiate contracts with national property management and furniture rental companies to leverage our size and obtain more favorable pricing and terms.

Temporary Healthcare Professional Payroll

During 2004, approximately 94% of our working temporary healthcare professionals were on our payroll, while approximately 6% were paid directly by the hospital or healthcare facility client. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. To provide convenience and flexibility to our hospital and healthcare facility clients, we accommodate several different payroll cycles and allow the client to choose the cycle that most closely matches that of their permanent staff. This enables our hospital and healthcare facility clients to integrate management of temporary healthcare professional scheduling and overtime with their permanent staff.

Consistent accuracy and timeliness of making payroll payments is essential to the retention of our temporary healthcare professionals. Our internal payroll service group currently receives and processes timesheets for approximately 6,000 temporary healthcare professionals. Payroll is typically processed within 72 hours after the completion of each pay period, heightening the importance of having adequately trained and skilled payroll personnel and appropriate operating and information systems. We process payroll in-house with our recently upgraded payroll and billing system, and outsource the printing, tax deposit and reporting functions to a national payroll processing service. This system provides a platform that will enable us to add enhanced features to better service our healthcare professionals in the future.

Our payroll service group offers our temporary healthcare professionals several service benefits, including multi-account direct deposit, automatic 401(k) deductions, dependent care and flexible spending account deductions, health insurance dependent premium deductions and housing co-pay deductions when the temporary healthcare professional chooses to upgrade their housing accommodation.

Temporary Healthcare Professional Benefits

In our effort to attract and retain highly qualified traveling professionals, we offer a variety of benefits to our temporary healthcare professionals. These benefits include:

•	Travel Reimbursement. Temporary healthcare professionals receive travel reimbursement for each assignment. Reimbursements typically are calculated on a “per mile” basis with a cap on the total, and are often billed as a separate cost to the hospital or healthcare facility client.

•	Group Medical, Dental and Life Insurance. We provide medical, dental and life insurance.

•	Referral Bonuses. Through our referral bonus program, a temporary healthcare professional is eligible for a bonus if he or she successfully refers a new temporary healthcare professional who works with us.

•	Completion Bonuses. Some of our assignments offer special completion bonuses, which we pay in a lump sum once the temporary healthcare professional has completed his or her assignment. When offered, completion bonuses generally range from $250 to $3,000 for a 13-week assignment and are typically billed as a separate cost to the hospital or healthcare facility client.

•	401(k) Plan and Dependent Care and Medical Reimbursement. We offer immediate enrollment in our 401(k) plan, including matching employer contributions after 1,000 hours of continued service. In addition, we provide pre-tax deductions for employee dependent care expenses and a medical spending account.

•	Individual Professional Liability Insurance. We provide our temporary healthcare professionals with individual professional liability insurance policies.

•	Free Continuing Education. We are a fully accredited provider of continuing education by the American Nurses Credentialing Center. Through our professional development center and RN.com, our temporary healthcare professionals receive free continuing education courses and seminars. In addition, they can obtain the information needed to apply for licensure in the state where they will travel.

Hospital Billing

To accommodate the needs of our hospital clients, we offer two types of billing: payroll contracts and flat rate contracts. During 2004, we billed approximately 94% of working temporary healthcare professionals based on payroll contracts and approximately 6% based on flat rate contracts.

Payroll Contracts.    Under a payroll contract, the temporary healthcare professional is our employee for payroll and benefits purposes. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly rate that effectively includes reimbursement for recruitment fees, wages and benefits for the temporary healthcare professional, employer taxes and housing expenses. Overtime, shift differential and holiday hours worked are typically billed at a premium rate. In turn, we pay the temporary healthcare professional’s wages, housing and travel costs and benefits. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities increasingly expect from their supplemental staffing sources. Providing these payroll services, which is cash flow intensive, also gives us a competitive edge over smaller staffing firms.

Flat Rate Contracts.    With flat rate billing, the temporary healthcare professional is placed on the hospital or healthcare facility client’s payroll. We bill the hospital a “flat” weekly rate that includes reimbursement for recruitment fees, temporary healthcare professional benefits and typically housing expenses.

Information Systems

Our primary management information and communications systems are centralized and controlled in our corporate headquarters and are utilized in each of our staffing offices. Our financial and payroll systems are centralized at our corporate headquarters and our operational reporting is standardized at all of our offices.

During the past several years, we have developed a proprietary information system called American Mobile Information Exchange, or “AMIE.” AMIE is a Windows-based, interactive system that is an important tool in maximizing our productivity and accommodating our multi-brand recruiting strategy. The system was custom-designed for our business model, including integrated processes for temporary healthcare professional and healthcare facility contract management, matching of temporary healthcare professionals to available assignments, temporary healthcare professional file submissions for placements, quality management tracking, controlling compensation packages and managing healthcare facility contract and billing terms. AMIE provides our staff with fast, detailed information regarding individual temporary healthcare professionals and hospital and healthcare facility clients. AMIE also provides a platform for interacting and transacting with temporary healthcare professionals and hospital and healthcare facility clients via the Internet.

Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We periodically analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us and adjust our sales and operational approach to these areas. We have also developed educational materials for distribution to our temporary healthcare professionals that are targeted to address specific work-injury risks and documentation of clinical events. In addition, we have compiled a universal safety manual that every temporary healthcare professional receives each year.

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

Competition

The healthcare staffing industry is highly competitive. We compete in national, regional and local markets with full-service staffing companies, specialized temporary staffing agencies and hospital systems that have developed their own interim staffing pools. We compete with other staffing firms to attract nurses and other healthcare professionals as temporary healthcare professionals and to attract hospital and healthcare facility clients. We compete for temporary healthcare professionals on the basis of customer service and expertise, the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to a temporary healthcare professional while they are on an assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with requisite skills, the quality, scope and price of our services, our customer service, our recruitment expertise and the geographic reach of our services.

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

Some of our larger competitors in the temporary healthcare staffing sector include Cross Country, InteliStaf/StarMed, CompHealth Group/RN Network, Medical Staffing Network and On Assignment.

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

Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. We are currently licensed in all twelve states that require such licenses and take measures to ensure compliance with all material state licensure requirements. In addition, the Joint Commission for Accreditation of Healthcare Organizations (JCAHO) recently instituted a certification program for healthcare staffing agencies. We will be undergoing our JCAHO certification inspection during the second quarter of 2005.

Most of the temporary healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take prudent steps to ensure that our employees possess all necessary licenses and certifications in all material respects.

We recruit some temporary healthcare professionals from Canada for placement in the United States. Canadian healthcare professionals can come to the United States on TN Visas under the North American Free Trade Agreement. TN Visas are renewable, one-year temporary work visas, which generally allow entrance into the United States provided the healthcare professional presents at the border proof of waiting employment in the United States, evidence of the necessary healthcare practice licenses and, in some instances, a visa credentials assessment from the Commission on Graduates of Foreign Nursing Schools.

With respect to our recruitment of international temporary healthcare professionals through our O’Grady-Peyton International brand, we must comply with certain United States immigration law requirements, including the Illegal Immigration Reform and Immigrant Responsibility Act of 1996. We primarily bring temporary healthcare professionals to the United States as immigrants, or lawful permanent residents (commonly referred to as “green card” holders). We screen foreign temporary healthcare professionals and assist them in preparing for the national nursing examination and subsequently obtaining a U.S. nursing license. We file petitions with the United States Citizenship and Immigration Service for a temporary healthcare professional to become a permanent resident of the United States or obtain necessary work visas. Generally, such petitions are accompanied by proof that the temporary healthcare professional has either passed the Commission on Graduates of Foreign Nursing Schools Examination or holds a full and unrestricted state license to practice professional nursing, as well as a contract between us and the temporary healthcare professional demonstrating that there is a bona fide job offer.

Employees

As of December 31, 2004, we had 885 corporate employees. We believe that our employee relations are good. The following chart shows our number of corporate employees by department:

Recruitment	229
Regional Directors and Hospital Account Managers	81
Housing, Quality Management and Traveler Services	248
Accounting and Payroll	132
MIS, Support Services, HR, Marketing and Facilities Staff	163
Corporate and Subsidiary Management	32

Total Corporate Employees	885

During the fourth quarter of 2004, we had an average of over 6,200 temporary healthcare professionals working on assignment.

Additional Information

We maintain a corporate website at www.amnhealthcare.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.

Item 2.    Properties

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. We currently occupy office space in eleven locations, as identified in the chart below:

Location	Square Feet
San Diego, California (corporate headquarters)	175,672
Westminster, Colorado	29,152
Huntersville, North Carolina	25,967
Ft. Lauderdale, Florida	25,408
Savannah, Georgia	5,656
Sydney (Australia)	2,788
London (United Kingdom)	2,691
Birmingham (United Kingdom)	2,368
Cape Town (South Africa)	598
Perth (Australia)	415
Singapore	113

Total	270,828

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

                Equity Securities

Our common stock has traded on the New York Stock Exchange under the symbol “AHS” since our initial public offering on November 13, 2001. Prior to that time, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2003
First Quarter	$18.95	$9.25
Second Quarter	$13.09	$8.90
Third Quarter	$17.10	$12.20
Fourth Quarter	$17.36	$13.70

Year Ended December 31, 2004
First Quarter	$21.56	$17.00
Second Quarter	$18.58	$14.49
Third Quarter	$15.35	$11.26
Fourth Quarter	$16.66	$10.70

As of March 8, 2005, there were 28,344,162 shares of our common stock issued and outstanding that were held by 13 stockholders of record. There were no sales of unregistered securities during the fourth quarter of 2004. On March 10, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $14.72 per share.

We have not paid any dividends in the past and currently do not expect to pay cash dividends or make any other distributions in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as our board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants in our credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.    Selected Financial Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from our audited financial statements that do not appear herein. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$629,016	$714,209	$775,683	$517,794	$230,766
Cost of revenue	484,654	552,052	586,900	388,284	170,608

Gross profit	144,362	162,157	188,783	129,510	60,158

Operating expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	101,436	92,500	97,666	71,483	30,728
Non-cash stock-based compensation(1)	750	874	874	31,881	22,379
Amortization	248	380	369	5,562	2,387
Depreciation	5,589	4,439	3,470	2,151	916
Transaction costs(2)	—	—	139	1,955	1,500

Total operating expenses	108,023	98,193	102,518	113,032	57,910

Income from operations	36,339	63,964	86,265	16,478	2,248
Other expense (income), net:
Interest expense (income), net	8,440	2,303	(343)	13,933	10,006
Loss on extinguishment of debt	—	—	—	8,265	—

Total other expense (income), net	8,440	2,303	(343)	22,198	10,006

Income (loss) before income taxes	27,899	61,661	86,608	(5,720)	(7,758)
Income tax expense (benefit)	10,553	23,869	34,252	(1,334)	(2,560)

Net income (loss)	$17,346	$37,792	$52,356	$(4,386)	$(5,198)

Net income (loss) per common share:
Basic	$0.61	$1.04	$1.23	$(0.14)	$(0.23)

Diluted	$0.55	$0.95	$1.12	$(0.14)	$(0.23)

Weighted average common shares outstanding:
Basic	28,248	36,456	42,534	30,641	22,497

Diluted	31,369	39,785	46,805	30,641	22,497

(1)	Non-cash stock-based compensation represents compensation expense related to our stock option plans to reflect the difference between the fair market value and the exercise price of stock options previously issued to our officers. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9.”

(2)	Transaction costs represent costs incurred in connection with our acquisition of Preferred Healthcare Staffing in 2000, our initial public offering in 2001 and our acquisition of Healthcare Resource Management Corporation in 2002.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Other Financial and Operating Data:
Revenue growth (decrease)	(12)%	(8)%	50%	124%	58%

Average temporary healthcare professionals on assignment	6,225	7,113	7,783	5,964	3,166

Growth (decrease) in average temporary healthcare professionals on assignment	(12)%	(9)%	31%	88%	38%

Capital expenditures	$5,061	$13,013	$4,328	$4,497	$2,350

	As of December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,908	$4,687	$40,135	$31,968	$546
Working capital	77,254	76,982	137,305	116,478	44,149
Total assets	286,960	304,532	348,774	308,929	209,410
Total long-term debt, including current portion	101,723	138,900	—	—	122,889
Total stockholders’ equity	136,776	116,097	295,824	271,905	67,070

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

For the year ended December 31, 2004, we recorded revenue of $629.0 million, as compared to revenue of $714.2 million and $775.7 million for the years ended December 31, 2003 and 2002, respectively. The number of temporary healthcare professionals on assignment averaged 6,225, 7,113, and 7,783 in 2004, 2003 and 2002, respectively. We recorded net income of $17.3 million for the year ended December 31, 2004, as compared to net income of $37.8 million and $52.4 million for the years ended December 31, 2003 and 2002, respectively. Beginning in 2003 we experienced a decline in demand for our services, which led to a reduction in temporary healthcare professionals on assignment, revenue and net income. See additional discussion in “Recent Trends” and “Results of Operations” below.

We derive substantially all of our revenue from fees paid directly by hospitals and healthcare facilities rather than from payments by government or other third parties. We enter into two types of contracts with our hospital and healthcare facility clients: payroll contracts and flat rate contracts. Under a payroll contract, the temporary healthcare professional is our employee. We then bill our hospital or healthcare facility client at an hourly rate to compensate us for the temporary healthcare professional’s wages and benefits, as well as for recruitment, housing and travel services. Our clients generally prefer payroll contracts because this arrangement eliminates significant employee and payroll administrative burdens for them. Alternatively, under a flat rate contract, the temporary healthcare professional becomes an employee of the hospital or healthcare facility and is placed on their payroll. We bill the hospital or healthcare facility a “flat” weekly rate to compensate us for providing recruitment, housing and travel services. Temporary healthcare professional wages and benefits billed under a payroll contract effectively represent a pass-through cost component for us and we are compensated by our clients for our value-added services. While payroll contracts generate more gross profit than flat rate contracts, the gross margin generated is lower due to the pass-through of the temporary healthcare professional’s compensation costs. During 2004, approximately 94% of our contracts with our hospital and healthcare facility clients were payroll contracts.

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

At the completion of our initial public offering in November 2001, options to purchase 5,182,000 shares of our common stock that we previously granted to members of our management immediately vested. These options had an average exercise price of $12.45, which was below the initial public offering price of $17.00 per share. As a result, we recorded approximately $18.8 million of non-cash stock-based compensation expense in the fourth quarter of 2001, of which $18.7 million was related to these options. In addition, we also recorded $13.1 million of non-cash stock-based compensation expense in the first three quarters of 2001 and $22.4 million for 2000. Upon the completion of our initial public offering, we utilized a portion of the proceeds to retire all of our existing indebtedness (approximately $145.2 million). The retirement of debt resulted in a loss on extinguishment of debt of approximately $8.3 million in 2001, which was related to the write-off of the unamortized discount on our senior subordinated notes and unamortized deferred financing costs and loan fees.

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

Demand for our services stabilized from April 2003 through late 2003, and increased each quarter in 2004. We believe that this improvement in demand has been caused by a number of factors, including an increase in hospital admissions, legislation impacting healthcare staffing such as the California nurse-to-patient staffing ratios that went into effect in January 2004, signs of an improving economy and our increased focus on our hospital and healthcare facility clients. While this rise in demand is positive and creates opportunities for growth, increases in the supply of new temporary healthcare professional candidates has not grown at the same pace as demand.

We primarily draw our supply of temporary healthcare professionals from national recruitment efforts through our targeted multi-brand recruitment strategy. We believe that sustained growth in hospital and healthcare facility orders will generate increasing interest and new recruiting opportunities in travel nursing. Recently, international supply channels have represented a small but growing supply source; however, our ability to recruit healthcare professionals through these foreign supply channels may be impacted by government legislation limiting the number of permanent immigrant visas that can be issued and the processing times associated with these visas.

The number of temporary healthcare professionals on assignment with us decreased 12% from an average of 7,113 in 2003 to an average of 6,225 in 2004. Primarily as a result of this decline, our revenue and net income also decreased. However, demand for our services has grown during each quarter of 2004. We are uncertain whether these increases in demand for our services will generate consistent future growth in the average number of our temporary healthcare professionals on assignment.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill

•	We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analyses on December 31, 2004 and December 31, 2003, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of December 31, 2004 and December 31, 2003, we had $135.4 million and $135.5 million, respectively, of goodwill, net of accumulated amortization, recorded on our consolidated balance sheets.

Self-Insured Health Insurance Claims Reserve

•	We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at December 31, 2004 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. As of December 31, 2004 and December 31, 2003, we had $2.3 million and $3.5 million, respectively, accrued for incurred, but not reported, health insurance claims. The decline in the accrual was primarily related to a favorable trend in insurance claims paid over the past year. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

Allowance for Doubtful Accounts

•

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating the credit risk for individual customer receivables, considering the financial condition of each customer and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of December 31, 2004 and December 31, 2003, our allowance for doubtful accounts was $1.7 million and $3.3 million, respectively. The reduction in the allowance for doubtful accounts was primarily related to $1.7 million of write-offs of fully reserved receivables in the prior year, favorable trends in our customer collections experience and overall reductions in accounts receivable balances.

Professional Liability Reserve

•	We maintain an accrual for professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. Due to our varied historical claims loss experience, our actuary provides us with a range of incurred, but not reported, claim reserves. The range for the total professional liability reserve at December 31, 2004, which incorporated the range for incurred, but not reported, claims provided by our actuaries, was between $7.0 million and $8.4 million. As of December 31, 2004 and December 31, 2003, we had $7.0 million and $3.9 million, respectively, accrued for professional liability retention. Because of our varied loss history, there is no amount within the range that management or the actuaries believe is a better estimate than any other amount. As such, we accrued the low end of the range at December 31, 2004 and December 31, 2003. The increase in the professional liability accrual was related to expected claims incurred, but not reported, during the year ended December 31, 2004 based on recent unfavorable development of reported claims and the unfavorable impact on incurred, but not reported, claims, offset by an immaterial amount of payments made during the period.

Workers Compensation Reserve

•	We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of December 31, 2004 and December 31, 2003, we had $8.1 million and $7.6 million, respectively, accrued for workers compensation claims. Claim payments made against the reserve in 2004 for the current and prior years lagged behind the increase in the reserve, as reserves remain outstanding for workers compensation claims incurred during the course of the last four years. In addition, during the year ended December 31, 2004, we reduced the accrual for workers compensation for prior policy years by $0.5 million based on the most recent independent actuarial study we received. There has not been any material change in workers compensation rates.

Contingent Liabilities

•

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate. We may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our temporary healthcare professionals, and we maintain accruals for these matters if the amounts are probable and estimable. We are currently not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations are reported as a single business segment.

	Years Ended December 31,
	2004	2003	2002
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	77.0	77.3	75.7

Gross profit	23.0	22.7	24.3
Selling, general and administrative, excluding non-cash stock-based compensation	16.1	13.0	12.6
Non-cash stock-based compensation	0.1	0.1	0.1
Depreciation and amortization	1.0	0.7	0.5

Income from operations	5.8	8.9	11.1
Interest expense (income), net	1.3	0.3	(0.1)

Income before income taxes	4.5	8.6	11.2
Income tax expense	1.7	3.3	4.4

Net income	2.8%	5.3%	6.8%

Comparison of Results for the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenue.    Revenue decreased 12%, from $714.2 million for 2003 to $629.0 million for 2004. This decrease is comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 12% from an average of 7,113 for 2003 to an average of 6,225 for 2004. Of the $85.2 million decrease, $89.3 million was attributable to the decline in the average number of temporary healthcare professionals on assignment and $2.6 million was attributable to a shift in the mix from payroll to flat rate contracts. These decreases were partially offset by improvements in contract terms, which included increases in bill rates charged to hospital and healthcare facility clients, of approximately $5.0 million, and the additional day in 2004 due to 2004 being a leap year, which contributed $1.7 million.

Cost of Revenue.    Cost of revenue decreased 12%, from $552.1 million for 2003 to $484.7 million for 2004. Of the $67.4 million decrease, approximately $69.1 million was attributable to the decline in the average number of temporary healthcare professionals on assignment, partially offset by an increase of approximately $0.4 million attributable to net increases in compensation provided to our temporary healthcare professionals and by an increase of approximately $1.3 million attributable to the extra day in 2004.

Gross Profit.    Gross profit decreased 11%, from $162.2 million for 2003 to $144.4 million for 2004, representing gross margins of 22.7% and 23.0%, respectively. The increase in gross margin was primarily attributable to decreased health insurance, housing and retirement costs as a percentage of revenue, partially offset by increases in temporary healthcare professionals compensation.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 10%, from $92.5 million for 2003 to $101.4 million for 2004. The $8.9 million increase was primarily attributable to an increase in expenses related to corporate facilities as we occupied a larger corporate facility for a full year compared to a half year in 2003 and corporate employee and professional services increases related to additional compliance requirements in connection with compliance with the Sarbanes-Oxley Act of 2002. In addition, we recorded an increase in our professional liability insurance reserve as we have experienced negative trends in our malpractice claims development. These increases were partially offset by a $1.2 million charge in the fourth quarter of 2003 related to vested stock options purchased in our October 2003 tender offer that was not incurred during 2004.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $0.9 million in 2003 and $0.8 million in 2004 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation.    Amortization expense was $0.4 million in 2003 and $0.2 million in 2004. Depreciation expense increased from $4.4 million for 2003 to $5.6 million for 2004. This increase was primarily attributable to internally developed software placed into service in 2003 and 2004 and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into a new corporate headquarters facility during the second half of 2003.

Other Expense, Net.    Interest expense, net, was $2.3 million for 2003 as compared to $8.4 million for 2004, due primarily to interest charges related to borrowings initiated under our credit facility in October 2003 to fund our tender offer and the amortization of deferred financing costs associated with those borrowings. In addition, interest expense was also higher due to the write-off of $0.5 million of deferred financing costs during 2004 related to $24.3 million in voluntary prepayments on our long-term debt.

Income Tax Expense.    Income tax expense decreased from $23.9 million for 2003 to $10.6 million for 2004, reflecting effective income tax rates of 38.7% and 37.8% for these periods, respectively. The reduction in the effective income tax rate was primarily attributable to changes in the state tax provision in 2004.

Comparison of Results for the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenue.    Revenue decreased 8%, from $775.7 million for 2002 to $714.2 million for 2003. This decrease was comparable to the decrease in the number of temporary healthcare professionals on assignment, which decreased 9% from an average of 7,783 for 2002 to an average of 7,113 for 2003. Of the $61.5 million decrease, approximately $72.2 million was attributable to the 9% contraction in our existing brands through a decline in the average number of temporary healthcare professionals on assignment and $12.4 million was attributable to a shift in the mix from payroll to flat rate contracts. These decreases were partially offset by improvements in contract terms in our existing brands, which included increases in bill rates charged to hospital and healthcare facility clients, of approximately $17.8 million. The remainder of the offsetting increase in revenue, $5.4 million, was attributable to the results of HRMC, which we acquired in April 2002.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, decreased 5%, from $97.7 million for 2002 to $92.5 million for 2003. The $5.2 million decrease was primarily attributable to reductions in the allowance for doubtful accounts due to favorable collections, reductions in employee expenses related to the decline in the average number of temporary healthcare professionals on assignment and reductions in professional services. These decreases were partially offset by increased advertising and insurance expenses due to an increase in our professional liability reserve, increased expenses as a result of our acquisition of HRMC and a $1.2 million charge in the fourth quarter of 2003 related to vested stock options purchased in our October 2003 tender offer.

Non-Cash Stock-Based Compensation.    We recorded non-cash compensation charges of $0.9 million in each of 2002 and 2003 in connection with our stock option plans to reflect the difference between the fair market value at the measurement date and the exercise prices of previously issued stock options, which are amortized over their respective vesting periods.

Amortization and Depreciation.    Amortization expense of $0.4 million was consistent for 2002 and 2003, as there were no significant changes in the carrying values of intangible assets subject to amortization. Depreciation expense increased from $3.5 million for 2002 to $4.4 million for 2003. The increase was primarily attributable to internally developed software placed into service in 2002, amortization of assets acquired under capital leases, and additions of leasehold improvements and assets acquired in connection with the consolidation of several San Diego, California locations into our new corporate headquarters facility during the second half of 2003.

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

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At December 31, 2004, $101.7 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At December 31, 2004 and December 31, 2003, our Days Sales Outstanding (“DSO”) was 63 days and 68 days, respectively. The decrease in DSO was primarily related to the return to normal client billing and collection processes during 2004 after a temporary delay in client billings associated with the implementation of a new payroll and billing system initiated in November 2003 and the resulting improvement of these processes due to the upgraded system. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $26.1 million from $65.1 million in 2003 to $39.0 million in 2004. This decrease in net cash provided by operations was primarily related to the decrease in net income compared to the prior year, offset by the collection of accounts receivable and the reduction in DSO.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $5.1 million, $13.0 million and $4.3 million in 2004, 2003 and 2002, respectively. In 2004, our capital expenditures were $4.3 million for purchased and internally developed software and $0.8 million for computers, furniture and equipment, leasehold improvements and other expenditures. The higher level of capital expenditures in 2003 was primarily related to leasehold improvements for our new corporate headquarters. We expect our future capital expenditure requirements to be similar to 2004, in relation to revenue.

Our business acquisition expenditures were $9.5 million in 2002 and $0 in 2003 and 2004. In April 2002, we completed the acquisition of HRMC. This acquisition was financed with cash provided by operations.

Financing Activities:

In November 2002, our board of directors approved a stock repurchase program authorizing a repurchase of up to $100 million of our common stock on the open market from time to time through December 2003. Stock repurchases were subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the repurchase program, we repurchased 5,154,200 shares at an average purchase price of $14.29 per share, or an aggregate of $73.7 million. We do not currently have any authorized stock repurchase programs.

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

On July 21, 2004, we amended our credit facility to provide for increased flexibility under our financial covenants, an increase in the amount available under our letter of credit sub-facility and a 25 basis point increase in the interest rate margin in the event of a downgrade in our credit rating. Based on our outstanding indebtedness at December 31, 2004, a downgrade in our credit rating and the resulting revised pricing would increase our interest expense by approximately $254,000 on an annualized basis. Since the amendment of our credit facility in July 2004, we have not had a downgrade in our credit rating.

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

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly. These quarterly payments began on June 30, 2004 and continue until 2008 with any remaining amounts payable in 2008. Voluntary prepayments of the term loan portion of the credit facility are applied ratably to the remaining quarterly amortization payments. We paid the initial principal installment of $1.5 million on June 30, 2004, and the second and third mandatory installments of $1.3 million and $1.2 million on September 30, 2004 and December 31, 2004, respectively. The mandatory installments were reduced after the initial installment due to the $24.3 million of voluntary prepayments made during the second half of 2004. In addition, we wrote off $0.5 million of deferred financing costs, which is included in interest expense, during the year ended December 31, 2004 related to these voluntary prepayments.

We are required to make additional mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. The prepayment required is equal to 50% of our excess cash flow (as defined in the credit agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments. The voluntary prepayments made during 2004 satisfied this additional prepayment requirement for the year ending December 31, 2004.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 1, 2006. On October 17, 2003, we entered into three interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under our credit facility. As of December 31, 2004, we have two interest rate swap agreements in place to minimize our exposure to interest rate fluctuations on $80 million of our outstanding variable rate debt under our credit facility. The two swaps have notional amounts of $50,000,000 and $30,000,000, whereby we pay fixed rates of 2.06% and 2.65%, respectively, and receive a floating three-month LIBOR. The first agreement expired in September 2004, and the remaining two agreements expire in September 2005 and September 2006, respectively, and no initial investments were made to enter into these agreements. At December 31, 2004 and 2003, the interest rate swap agreements had a fair value of $650,000 and ($198,000), respectively, which is included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of December 31, 2004, this credit facility also served to collateralize certain letters of credit aggregating $7.2 million, issued by us in the normal course of business.

Contractual Obligations.

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

	Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (1)	$4,863	$4,863	$4,863	$87,134	$—	$—	$101,723
Capital lease obligations (2)	376	376	150	13	—	—	915
Operating lease obligations (3)	8,401	8,719	9,013	8,657	8,653	49,704	93,147

Total Contractual Obligations	$13,640	$13,958	$14,026	$95,804	$8,653	$49,704	$195,785

(1)	Amounts represent contractual principal amounts due (excluding interest).

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)	Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10.”

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and nurse staffing needs of our hospital and healthcare facility clients and due to seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Inflation

Although inflation has abated during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. Our contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices allowing us to pass on inflation costs to our clients.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 123 (Revised), Share-Based Payment, (“SFAS No. 123R”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of compensation cost related to all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such cost in our consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for the first interim or annual reporting period that begins after June 15, 2005. We have not yet determined our planned method of adoption or the effect of adopting SFAS No. 123R, and therefore we have not determined whether the adoption will result in amounts similar to the pro forma amounts disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1 (o).”

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	the ability of our hospital and healthcare facility clients to retain and increase the productivity of their permanent staff;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulation;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy;

•	the effect of recognition of an impairment to goodwill;

•	the effect of control by our existing majority stockholder; and

•	the effect of adjustments to accruals for self-insured retentions.

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

If we are unable to attract and retain healthcare professionals for our healthcare staffing business at reasonable costs, it could increase our operating costs and negatively impact our business.

We rely significantly on our ability to attract and retain healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals and healthcare facilities based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide to our healthcare professionals. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs.

Currently, there is a shortage of qualified nurses in most areas of the United States, competition for nursing personnel is increasing, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive wages and benefits, including health insurance and housing. We cannot assure you that we will be successful in any of these areas as the costs of attracting temporary healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients. If we are unable to increase the rates that we charge our hospital and healthcare facility clients to cover these costs, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and demonstrating the value of our services.

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies, specialized temporary staffing agencies and hospital systems that have developed their own interim staffing pools. Some of our larger competitors in the temporary nurse staffing sector include Cross Country, InteliStaf/StarMed, CompHealth Group/RN Network, Medical Staffing Network and On Assignment. Some of these companies may have greater marketing and financial resources.

We believe that the primary competitive factors in obtaining and retaining hospital and healthcare facility clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring employees’ job performance. Competition for hospital and healthcare facility clients and temporary healthcare professionals may increase in the future due to these factors or a shortage of qualified healthcare professionals in the marketplace and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenue or hospital and healthcare facility clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our hospital and healthcare facility clients to bypass our services, which would also cause revenue and margins to decline.

Our business depends upon our ability to secure and fill new orders from our hospital and healthcare facility clients because we do not have long-term, exclusive or guaranteed contracts with them, and economic conditions may adversely impact the number of new orders and contracts we receive from our healthcare facility clients.

We generally do not have long-term, exclusive or guaranteed order contracts with our hospital and healthcare facility clients. The success of our business is dependent upon our ability to continually secure new contracts and orders from hospitals and other healthcare facilities and to fill those orders with our temporary healthcare professionals. Our hospital and healthcare facility clients are free to award contracts and place orders with our competitors and choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital and healthcare facility clients. If we fail to maintain positive relationships with our hospital and healthcare facility clients or are unable to provide a cost-effective staffing solution, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

Some hospitals and healthcare facility clients choose to outsource this contract and order function to staffing associations owned by member healthcare facilities and companies with vendor management services that may act as intermediaries with our client facilities. These organizations may impact our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with healthcare facility clients. Additionally, we may experience pricing pressure or incremental fees from these organizations that may negatively impact our revenue and profitability.

Depressed economic conditions, such as increasing unemployment rates and low job growth, could also negatively influence our ability to secure new orders and contracts from hospital and healthcare facility clients. In times of economic downturn, permanent healthcare facility staff may be more inclined to work overtime and less likely to leave their positions, resulting in fewer available vacancies, and less demand for our services. Fewer placement opportunities for our temporary healthcare professionals also impairs our ability to recruit temporary healthcare professionals and our revenues and profitability may decline as a result of this constricted demand and supply.

The demand for our services, and therefore the profitability of our business, may be adversely affected by changes in the staffing needs due to fluctuations in hospital admissions or staffing preferences of our healthcare facility clients.

The temporary healthcare staffing industry grew from 1996 through 2002, and declined in 2003. Demand for our temporary healthcare staffing services, which stabilized from April 2003 through late 2003 and increased each quarter in 2004, is significantly affected by the staffing needs and preferences of our healthcare facility clients, as well as by fluctuations in patient occupancy at our client healthcare facilities. Our healthcare facility clients may choose to use temporary staff, additional overtime from their permanent staff or add new permanent staff in order to accommodate changes in their staffing needs. As patient occupancy decreases, healthcare facility clients typically will reduce their use of temporary staff before reducing the workload or undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of occupancy downturn.

Patient occupancy at our client healthcare facilities fluctuates due to economic factors and seasonal fluctuations that are beyond our control. Hospitals in certain geographical regions experience significant seasonal fluctuations in admissions, and must be able to adjust their staffing levels to accommodate the change in patient census. Many healthcare facilities will utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Alternatively, if hospital admissions decrease, the demand for our temporary healthcare professionals may decline, resulting in decreased revenues. In addition, we may experience more competitive pricing pressure during periods of patient occupancy and hospital admission downturns, negatively impacting our revenue and profitability.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce revenue and profitability and may impact our ability to grow and operate our business.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, costs and payment for services and payment for referrals.

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

In addition, our hospital and healthcare facility clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services. For example, legislation in Massachusetts limited the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses aides. While we are exempt from this regulation, in part, similar regulations may be enacted in other states in which we operate, and as a result revenue and margins could decrease. Furthermore, third party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third party payors could reduce the demand or the price paid for our services.

We are also subject to certain laws and regulations applicable to healthcare staffing agencies and general temporary staffing services. Like all employers, we must also comply with various laws and regulations relating to pay practices, workers compensation and immigration. Because of the nature of our business, the impact of a change in these laws and regulations may have a more pronounced effect on our business. These laws and regulations may also impede our ability to grow our operations. We primarily draw our supply of temporary healthcare professionals from the United States, but international supply channels have represented a small but growing supply source. Our ability to recruit healthcare professionals through these foreign supply channels may be impacted by government legislation limiting the number of immigrant visas that can be issued.

Additionally, we have incurred and will continue to incur additional legal and accounting expenses related to compliance with corporate governance and disclosure standards implemented by the Sarbanes-Oxley Act of 2002, the rules of the New York Stock Exchange and regulations of the Securities and Exchange Commission. Regulations promulgated in connection with Section 404 of the Sarbanes-Oxley Act of 2002 require an annual and quarterly review by management and evaluation of our internal control systems, in addition to auditor attestation of the effectiveness of these systems, commencing with our fiscal year ended December 31, 2004. If we fail to comply with these laws and regulations, damages, civil and/or criminal penalties, injunctions and/or cease and desist orders may be imposed, which would negatively impact our business and operations. The increase in costs necessitated by compliance with the laws and regulations affecting our business reduces our overall profitability, and reduces the assets and resources available for utilization in the expansion of our business operations.

Our profitability is impacted by our ability to leverage our cost structure.

We have technology, operations and human capital infrastructures to support our existing business and contemplated growth. In the event that our business does not grow at the rate that we had anticipated, our inability to reduce these costs would impair our profitability. Additionally, if we are not able to capitalize on this infrastructure our earnings growth rate will be impacted.

Terrorist threats or attacks may disrupt or adversely affect our business operations.

Our business operations may be interrupted or adversely impacted in the United States and abroad in the event of a terrorist attack or heightened security alerts. Our temporary healthcare professionals may become reluctant to travel and may decline assignments based upon the perceived risk of terrorist activity, which would reduce our revenue and profitability. In addition, terrorist activity or threats may impede our access to our management and information systems resulting in loss of revenue. We do not maintain insurance coverage against terrorist attacks.

Significant legal actions could subject us to substantial liabilities.

In recent years, our hospital and healthcare facility clients have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Because our temporary healthcare professionals provide medical care and we provide credentialing of these healthcare professionals, claims may be brought against us and our temporary healthcare professionals relating to the recruitment and qualification of these healthcare professionals and the quality of medical care provided by our temporary healthcare professionals while on assignment at our hospital and healthcare facility clients. We and our temporary healthcare professionals are at times named in these lawsuits regardless of our contractual obligations, the competency of the healthcare professionals or the standard of care provided by our temporary healthcare professionals. In some instances, we are required to indemnify hospital and healthcare facility clients contractually against some or all of these potential legal actions. Also, because most of our temporary healthcare professionals are our employees, we may be subject to various employment claims and contractual disputes regarding the terms of a temporary healthcare professional’s employment.

We maintain various types of insurance coverage, including professional liability and employment practices, through insurance carriers, and we also self-insure for these claims through accruals for retention reserves. We may experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our hospital and healthcare facility clients, thereby reducing our profitability. Our insurance coverage and reserve accruals may not be sufficient to cover all claims against us, and we may be exposed to substantial liabilities.

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

We continue to explore strategic acquisition opportunities. Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or customers of acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner. Acquisitions may also require significant expenditures of cash and other resources and assumption of debt that may ultimately negatively impact our overall financial performance.

Difficulties in maintaining our management information and communications systems may result in increased costs that reduce our profitability.

Our ability to deliver our staffing services to our hospital and healthcare facility clients and manage our internal systems depends to a large extent upon our access to and the performance of our management information and communications systems. These systems also maintain accounting and financial information, which we depend upon to fulfill our financial reporting obligations. If these systems do not adequately support our operations, these systems are damaged or if we are required to incur significant additional costs to repair, maintain or expand these systems, our business and financial results could be materially adversely affected. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or natural disasters, and the loss of systems information could result in disruption to our business.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and operations personnel.

Our success is dependent upon the performance of our sales and operations personnel, especially regional client service directors, hospital account managers and recruiters. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of our personnel. Competition for qualified sales personnel in the line of business in which we operate is strong, and there is a risk that we may not be able to retain our sales personnel after we have expended the time and expense to recruit and train them.

The loss of key senior management personnel could adversely affect our ability to remain competitive.

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team. Other than Steven Francis, our Chief Executive Officer, none of our senior management team has an employment contract with us. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be materially adversely affected.

Our existing majority stockholder has significant control over us.

HWH Capital Partners, L.P. and some of its affiliates, whom we refer to collectively as the “HWP stockholders,” beneficially currently own approximately 45.6% of the outstanding shares of our common stock. As a result, the HWP stockholders have significant influence in electing our directors and approving any action requiring the approval of shareholders, including any amendments to our certificate of incorporation, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company, and make some transactions more difficult or impossible without the support of these stockholders. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment to goodwill.

As of December 31, 2004, we had $135.4 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2004, goodwill represented 47% of our total assets.

Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 25 years. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that, subsequent to January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although an impairment charge to earnings for goodwill would not affect our cash flow, it would decrease our earnings or increase our losses, as the case may be, and our stock price could be adversely affected. We have reviewed our goodwill for impairment in accordance with the provisions of SFAS No. 142, and have not identified any impairment to goodwill.

We have a substantial accrual for self-insured retentions on our balance sheet, and any significant adverse adjustments in these accruals may have the effect of decreasing our earnings or increasing our losses.

We maintain accruals for self-insured retentions on our balance sheet. Increases to these accruals do not affect our cash flow, but a significant increase to these self-insured retention accruals may decrease our earnings or increase our losses, as the case may be. We determine the adequacy of our self-insured retention accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers and third party administrators, as well as industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals, as appropriate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2004 and 2003, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments and interest rate swaps. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.5 million in 2004 and $0.3 million in 2003.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that AMN Healthcare Services, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMN Healthcare Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AMN Healthcare Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, AMN Healthcare Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 10, 2005

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,908	$4,687
Accounts receivable, net of allowance of $1,752 and $3,342 at December 31, 2004 and 2003, respectively	108,825	117,392
Prepaid expenses	11,703	14,027
Deferred income taxes, net	1,210	864
Other current assets	1,759	1,835

Total current assets	127,405	138,805
Fixed assets, net	17,833	18,414
Deferred income taxes, net	508	5,207
Deposits and other assets	2,265	1,635
Goodwill, net	135,449	135,532
Other intangibles, net	3,500	4,939

Total assets	$286,960	$304,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,093	$—
Accounts payable and accrued expenses	13,084	12,954
Accrued compensation and benefits	29,970	32,117
Income taxes payable	790	2,103
Current portion of notes payable	4,863	13,400
Other current liabilities	351	385

Total current liabilities	50,151	60,959
Notes payable, less current portion	96,860	125,500
Other long-term liabilities	3,173	1,976

Total liabilities	150,184	188,435

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 43,221 and 42,997 shares issued at December 31, 2004 and 2003, respectively	432	430
Additional paid-in capital	352,456	349,595
Treasury stock, at cost (14,877 shares at December 31, 2004 and 2003)	(249,538)	(249,428)
Retained earnings	33,155	15,809
Accumulated other comprehensive income (loss)	271	(309)

Total stockholders’ equity	136,776	116,097

Total liabilities and stockholders’ equity	$286,960	$304,532

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue	$629,016	$714,209	$775,683
Cost of revenue	484,654	552,052	586,900

Gross profit	144,362	162,157	188,783

Operating expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	101,436	92,500	97,666
Non-cash stock-based compensation	750	874	874
Depreciation and amortization	5,837	4,819	3,839
Transaction costs	—	—	139

Total operating expenses	108,023	98,193	102,518

Income from operations	36,339	63,964	86,265
Interest expense (income), net	8,440	2,303	(343)

Income before income taxes	27,899	61,661	86,608
Income tax expense	10,553	23,869	34,252

Net income	$17,346	$37,792	$52,356

Net income per common share:
Basic	$0.61	$1.04	$1.23

Diluted	$0.55	$0.95	$1.12

Weighted average common shares outstanding:
Basic	28,248	36,456	42,534

Diluted	31,369	39,785	46,805

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2001	42,290	$423	$345,821	$—	$(74,339)	$—	$271,905
Issuance costs of common stock	—	—	(1,080)	—	—	—	(1,080)
Repurchase of common stock into treasury	—	—	—	(35,164)	—	—	(35,164)
Exercise of stock options	701	7	3,176	—	—	—	3,183
Income tax benefit from stock option exercises	—	—	3,750	—	—	—	3,750
Stock-based compensation	—	—	874	—	—	—	874
Net income	—	—	—	—	52,356	—	52,356

Total comprehensive income							52,356

Balance, December 31, 2002	42,991	430	352,541	(35,164)	(21,983)	—	295,824
Repurchase of common stock into treasury	—	—	(3,872)	(214,264)	—	—	(218,136)
Exercise of stock options	6	—	52	—	—	—	52
Stock-based compensation	—	—	874	—	—	—	874
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(111)	(111)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(198)	(198)
Net income	—	—	—	—	37,792	—	37,792

Total comprehensive income							37,483

Balance, December 31, 2003	42,997	430	349,595	(249,428)	15,809	(309)	116,097
Transaction costs related to 2003 repurchase of common stock into treasury	—	—	—	(110)	—	—	(110)
Exercise of stock options	224	2	2,041	—	—	—	2,043
Income tax benefit from stock option exercises	—	—	70	—	—	—	70
Stock-based compensation	—	—	750	—	—	—	750
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	588	588
Net income	—	—	—	—	17,346	—	17,346

Total comprehensive income							17,926

Balance, December 31, 2004	43,221	$432	$352,456	$(249,538)	$33,155	$271	$136,776

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$17,346	$37,792	$52,356
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisition:
Depreciation and amortization	5,837	4,819	3,839
Provision for (recovery of) bad debts	173	(315)	2,833
Noncash interest expense	1,449	550	370
Provision for deferred income taxes	4,086	6,040	7,295
Non-cash stock-based compensation	750	874	874
Stock-based compensation in connection with tender offer	—	1,128	—
Loss on disposal or sale of fixed assets	81	236	228
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	8,394	17,379	(30,147)
Prepaid expenses and other current assets	2,792	(1,800)	668
Deposits and other assets	(370)	(223)	(732)
Accounts payable and accrued expenses	130	216	3,663
Accrued compensation and benefits	(2,147)	(2,371)	10,198
Income taxes payable	(1,152)	444	5,408
Other liabilities	1,669	376	—

Net cash provided by operating activities	39,038	65,145	56,853

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	—	16,314
Purchase and development of fixed assets	(5,061)	(13,013)	(4,328)
Cash paid for acquisition, net of cash received	—	—	(9,534)
Cash paid under deferred purchase agreement	—	(1,000)	(1,000)

Net cash provided by (used in) investing activities	(5,061)	(14,013)	1,452

Cash flows from financing activities:
Capital lease repayments	(339)	(304)	(244)
Proceeds from issuance of notes payable	—	145,000	—
Payment of financing costs	(258)	(4,628)	(101)
Payments on notes payable	(37,177)	(6,100)	—
Repurchase of common stock and options, including transaction costs	(110)	(219,264)	(35,164)
Proceeds from issuance of common stock, net of issuance costs	2,043	52	2,103
Change in bank overdraft, net of effects of acquisition	1,093	(1,225)	(418)

Net cash used in financing activities	(34,748)	(86,469)	(33,824)

Effect of exchange rate changes on cash	(8)	(111)	—

Net increase (decrease) in cash and cash equivalents	(779)	(35,448)	24,481
Cash and cash equivalents at beginning of year	4,687	40,135	15,654

Cash and cash equivalents at end of year	$3,908	$4,687	$40,135

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $32, $0 and $0 capitalized in 2004, 2003 and 2002, respectively)	$7,354	$2,003	$254

Cash paid for income taxes	$7,584	$17,385	$16,864

Supplemental disclosures of noncash investing and financing activities:
Fixed assets acquired through capital leases	$28	$207	$1,307

Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$580	$(309)	$—

Fair value of assets acquired in acquisitions, net of cash received	$—	$—	$2,074
Goodwill	—	—	7,780
Noncompete covenants	—	—	208
Liabilities assumed	—	—	(528)

Net cash paid for acquisitions	$—	$—	$9,534

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(1) Summary of Significant Accounting Policies

(a) General

AMN Healthcare Services, Inc. was incorporated in Delaware on November 10, 1997. AMN Healthcare Services, Inc. and its subsidiaries recruit nurses and allied health professionals and place them on temporary assignments at hospitals and other healthcare facilities throughout the United States. AMN Healthcare Services, Inc. and its subsidiaries collectively are herein referred to as “the Company.”

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AMN Healthcare Services, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2004 and 2003, the Company held $303,000 and $300,000, respectively, in a collateral trust account restricted for use related to a professional liability insurance agreement.

(d) Fixed Assets

Furniture, equipment, leasehold improvements and software are recorded at cost less accumulated amortization and depreciation. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Major additions and improvements are capitalized and maintenance and repairs are expensed when incurred. Depreciation on furniture, equipment and software is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). Leasehold improvements and equipment obtained under capital leases are amortized over the shorter of the term of the lease or their estimated useful life. Amortization of equipment obtained under capital leases is included in depreciation expense in the accompanying consolidated financial statements.

Costs incurred to develop internal-use software during the application development stage are capitalized and recorded at cost, subject to an impairment test as described below. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality also are capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over three years once placed into service. The Company assesses potential impairment of capitalized internal-use software whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(e) Goodwill

The excess of purchase price over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill annually for impairment and whenever circumstances occur indicating that goodwill might be impaired.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 1, 2002, the Company adopted SFAS No. 142 and had unamortized goodwill of $127,752,000 and unamortized identifiable intangible assets, excluding deferred financing costs, in the amount of $871,000, all of which were subject to the transition provisions of SFAS Nos. 141 and 142. The Company performed the two-step transitional goodwill impairment test and determined there was no impairment as of January 1, 2002. The Company also re-evaluated the classifications of its existing intangible assets and goodwill in accordance with SFAS No. 141 and determined that the current classifications conform to the criteria in SFAS No. 141. SFAS No. 142 requires the impairment test be applied to the relevant “reporting unit” which may differ from the specific entities acquired from which the goodwill arose. Due to the integrated nature of the Company’s operations and lack of differing economic characteristics among the Company’s subsidiaries, the entire Company was determined to be one single reporting unit. At December 31, 2004 and 2003, the Company performed the annual impairment test using a market value method and determined there was no impairment of goodwill.

(f) Other Intangibles

Other intangibles consist of debt issuance costs related to the Company’s credit facility and noncompete covenants. Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the respective term of the credit facility. Noncompete covenants were recorded as a result of acquisitions and are amortized using the straight-line method over the life of the related agreements.

(g) Insurance Reserves

The Company maintains an accrual for incurred, but not reported, claims arising from self-insured health benefits provided to the Company’s temporary healthcare professionals, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by their insurance broker and third party administrator, as well as industry experience and trends. If such information indicates that the accruals are overstated or understated, the Company reduces or provides for additional accruals. The Company’s accrual at December 31, 2004 was based on (i) a monthly average of the Company’s actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to the Company and paid. The Company believes this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. As of December 31, 2004 and December 31, 2003, the Company had $2.3 million and $3.5 million, respectively, accrued for incurred, but not reported, health insurance claims.

The Company maintains an accrual for professional liability self-insured retention limits, net of insurance recoverable, which is included in accounts payable and accrued expenses in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. Due to the varied historical claims loss experience, the Company’s actuary provides a range of incurred, but not reported, claim reserves. The range for the total professional liability reserve at December 31, 2004, which incorporated the range for incurred, but not reported, claims provided by the Company’s actuaries, was between $7.0 million and $8.4 million. As of December 31, 2004 and December 31, 2003, the Company had $7.0 million and $3.9 million, respectively, accrued for professional liability retention. Because of the Company’s varied loss history, there is no amount within the range that management or the actuaries believe is a better estimate than any other amount. As such, the Company accrued the low end of the range at December 31, 2004 and December 31, 2003.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for current years. The Company records its accruals based on the amounts provided in the actuarial study, and believes this is the best estimate of the Company’s liability for reported claims and incurred, but not reported, claims as of December 31, 2004 and December 31, 2003. As of December 31, 2004 and December 31, 2003, the Company had $8.1 million and $7.6 million, respectively, accrued for workers compensation claims.

(h) Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in the consolidated balance sheets. The adequacy of this allowance is determined by evaluating the credit risk for individual customer receivables, considering the financial condition of each customer and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be provided.

(i) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single facility customer exceeded 10% of revenue for the years ended December 31, 2004, 2003 and 2002.

The Company’s cash and cash equivalents are also financial instruments that are exposed to concentration of credit risk. The Company places its cash balances with high-credit quality and federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits or may be invested in a non-federally insured money market account.

(j) Revenue Recognition

Revenue consists of services provided by the Company’s temporary healthcare professionals. Revenue is recognized in the period in which services are provided based on hours worked by the temporary healthcare professionals.

(k) Advertising Expenses

Advertising costs are expensed as incurred.

(l) Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period the changes are enacted. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

(m) Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(n) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amounts of notes payable approximate their fair value, as the instruments’ interest rates are comparable to rates currently offered for similar debt instruments of comparable maturities. Derivative financial instruments are recorded at fair value based on dealer quotes.

(o) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans is recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is measured at the end of each reporting period until the related performance criteria are met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table compares net income and net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
As reported:
Net income	$17,346	$37,792	$52,356

Stock-based employee compensation, net of tax	$466	$1,227	$529

Net income per common share:
Basic	$0.61	$1.04	$1.23

Diluted	$0.55	$0.95	$1.12

Pro forma:
Net income, as reported	$17,346	$37,792	$52,356
Incremental stock-based employee compensation per SFAS 123, net of tax	2,003	2,062	1,542

Pro forma net income	$15,343	$35,730	$50,814

Pro forma net income per common share:
Basic	$0.54	$0.98	$1.19

Diluted	$0.49	$0.90	$1.09

The weighted average per share fair value of options granted during 2004, 2003 and 2002 was $7.39, $5.21 and $12.45, respectively, on the date of grant. Fair value was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected life	5 years	5 years	5 years
Risk-free interest rate	3.50%	2.62%	2.78%
Volatility	54%	61%	62%
Dividend yield	0%	0%	0%

(p) Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Options to purchase 651,000 and 655,000 shares of common stock in 2004 and 2003, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. There were no anti-dilutive options to purchase common stock in 2002.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income	$17,346	$37,792	$52,356

Weighted average common shares outstanding—basic	28,248	36,456	42,534

Net income per common share—basic	$0.61	$1.04	$1.23

Weighted average common shares outstanding—basic	28,248	36,456	42,534
Plus dilutive stock options	3,121	3,329	4,271

Weighted average common shares outstanding—diluted	31,369	39,785	46,805

Net income per common share—diluted	$0.55	$0.95	$1.12

(q) Other Comprehensive Income (loss)

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) includes items such as effective gains and losses on derivative contracts and foreign currency translation adjustments. For the years ended December 31, 2004 and 2003, comprehensive income was $17,926,000 and $37,483,000 and included an unrealized gain (loss) on interest rate swap arrangements, net of tax, of $588,000 and $(198,000), respectively, and a foreign currency translation adjustment loss of $8,000 and $111,000, respectively. Comprehensive income for the year ended December 31, 2002 was the same as the Company’s net income.

(r) Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing.

In October 2003, in connection with the amendment to the Credit Agreement, the Company entered into interest rate swap arrangements to minimize exposure to interest rate fluctuations on $110 million of the outstanding variable rate debt under the amended credit facility. At December 31, 2004, interest rate swap arrangements minimizing exposure on $80 million of the variable rate debt remain. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. The Company recognizes all derivatives on the balance sheet at fair value based on dealer quotes. Gains or losses resulting from changes in the values of these arrangements are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

(s) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, (SFAS No. 123R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires the measurement of

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation cost related to all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such cost in a company’s consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined its planned method of adoption or the effect of adopting SFAS No. 123R, and therefore has not determined whether the adoption will result in amounts similar to the pro forma amounts disclosed in Note 1(o).

(t) Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and for which discrete financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company provides hospital and healthcare facilities with temporary staffing for nurses, allied healthcare and other healthcare professionals through the use of several brand names, each having their own marketing and supply distinction. The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purposes of evaluating performance and allocating resources. For all periods presented, the Company believes it operated in a single segment, healthcare staffing for hospitals and healthcare facilities.

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

(v) Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2) Tender Offer

On October 16, 2003, the Company completed a tender offer for $180,000,000, or 9,722,222 shares of its outstanding common stock and 376,029 employee stock options at a price of $18.00 per share. In connection with the tender offer, the Company amended its current credit facility. The tender offer was financed with a $130,000,000 term loan under the Company’s amended credit facility, $15,000,000 of borrowings under the Company’s revolving credit facility and $35,000,000 of cash on hand. The Company also paid $110,000 and $4,433,000 in transaction costs in 2004 and 2003, respectively, associated with the tender offer and the amendment of the credit facility, which were funded with cash on hand. See Notes 7 and 9(a).

(3) Acquisitions

On April 23, 2002, the Company acquired 100% of the issued and outstanding stock of HRMC, a nationwide provider of travel healthcare staffing, in order to increase the Company’s presence in the Southeast.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company acquired HRMC’s assets of $2,070,000 (net of cash received), assumed its liabilities of $524,000 and recorded goodwill in the amount of $7,379,000, which is tax deductible in its entirety. The Company allocated $200,000 of the purchase price to the noncompete agreement, which is being amortized over the four-year life of the agreement. As of December 31, 2004 and 2003, the unamortized cost of this covenant was $65,000 and $116,000, respectively.

The following summary presents pro forma consolidated results of operations for the year ended December 31, 2002 as if the HRMC acquisition described above had occurred on January 1, 2002. The following unaudited pro forma financial information gives effect to certain adjustments, including the amortization of intangible assets and interest expense on acquisition debt and depreciation on fixed assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

(Unaudited) Year Ended December 31, 2002
(in thousands, except per share amounts)
Revenue	$780,414
Income from operations	$86,642
Net income	$52,586

Net income per common share:
Basic	$1.24

Diluted	$1.12

Weighted average shares:
Basic	42,534

Diluted	46,805

(4) Goodwill and Identifiable Intangible Assets

As of December 31, 2004 and 2003, the Company had the following intangible assets with definite lives (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Noncompete agreements	$400	$(318)	$1,544	$(1,214)
Deferred financing costs	5,619	(2,201)	5,361	(752)

Total	$6,019	$(2,519)	$6,905	$(1,966)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2004, the Company wrote off $1,144,000 of fully amortized intangible assets related to the expired noncompete agreements, and incurred credit facility amendment fees of $258,000 which were capitalized as deferred financing costs.

Aggregate amortization expense for the intangible assets presented in the above table was $1,697,000 and $886,000 for the years ended December 31, 2004 and 2003, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of December 31, 2004 is as follows (in thousands):

Amount
Year ending December 31, 2005	$1,027
Year ending December 31, 2006	$951
Year ending December 31, 2007	$910
Year ending December 31, 2008	$612

As of December 31, 2004 and 2003, the Company had unamortized goodwill of $135,449,000 and $135,532,000, respectively. Goodwill decreased by $83,000 in 2004 due to tax amortization related to goodwill for which the tax basis exceeds the book basis. As the amortization for the tax basis is recorded, a portion is allocated to goodwill based on the percentage for which the goodwill tax basis exceeds the book basis.

(5) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Fixed assets, net:
Furniture and equipment	$10,688	$11,883
Software	17,370	13,074
Leasehold improvements	4,527	4,313

	32,585	29,270
Accumulated depreciation and amortization	(14,752)	(10,856)

Fixed assets, net	$17,833	$18,414

Accounts payable and accrued expenses:
Trade and accrued accounts payable	$3,242	$3,792
Professional liability reserve	6,954	3,887
Other	2,888	5,275

Accounts payable and accrued expenses	$13,084	$12,954

Accrued compensation and benefits:
Accrued payroll	$11,833	$14,860
Accrued bonuses	3,397	2,615
Accrued health insurance reserve	2,274	3,514
Accrued workers compensation reserve	8,058	7,602
Other	4,408	3,526

Accrued compensation and benefits	$29,970	$32,117

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Income Taxes

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 consists of the following (in thousands):

	December 31,
	2004	2003	2002
Current income taxes:
Federal	$5,596	$14,816	$23,320
State	871	3,013	3,637

Total	6,467	17,829	26,957

Deferred income taxes:
Federal	4,141	5,591	5,519
State	(55)	449	1,776

Total	4,086	6,040	7,295

Provision for income taxes	$10,553	$23,869	$34,252

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income because of the effect of the following items during the years ended December 31, 2004, 2003 and 2002 (in thousands):

	December 31,
	2004	2003	2002
Tax expense at federal statutory rate	$9,765	$21,582	$30,313
State taxes, net of federal benefit	974	2,132	3,518
Other, net	(186)	155	421

Income tax expense	$10,553	$23,869	$34,252

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Stock compensation	$17,480	$16,893
State taxes	—	863
Allowance for doubtful accounts	205	1,263
Deferred compensation	414	44
Accrued expenses, net	4,772	—
Other	10	117

Total deferred tax assets	$22,881	$19,180

Deferred tax liabilities:
Intangibles	$(13,284)	$(9,021)
Fixed assets, net	(4,112)	(2,826)
Prepaid expenses	(3,715)	—
Accrued expenses, net	—	(1,262)
State taxes	(52)	—

Total deferred tax liabilities	$(21,163)	$(13,109)

Net deferred tax assets	$1,718	$6,071

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and, accordingly, has not provided a valuation allowance.

(7) Notes Payable and Related Derivative Instruments and Credit Agreement

In January 2003, the Company amended its Amended and Restated Credit Agreement (Credit Agreement) by increasing the funds available for borrowing under the revolving credit facility from $50 million to $75 million and extending the maturity date from November 16, 2004 to December 31, 2006. The Credit Agreement also included up to $10 million of borrowings under letter of credit obligations and up to $10 million of borrowings under swing-line loans, both sub-facilities of the revolving credit facility, which remained unchanged in this amendment.

In October 2003, the Company amended the Credit Agreement to provide for a new $130 million term loan, increase funds available under the letter of credit sub-facility to $15 million and extend the maturity date through October 2, 2008.

In July 2004, the Company amended the Credit Agreement to provide for increased flexibility under its financial covenants, increase funds available under the letter of credit sub-facility to $30 million and add a 25 basis point increase in the interest rate margin in the event of a downgrade in the Company’s credit rating. Since the amendment date, the Company has not had a downgrade in its credit rating. Additionally, as a result of the amendment, the Company incurred amendment fees of $258,000. These costs were deferred and are being amortized using the effective interest method over the remaining term of the credit facility.

The term loan originating in October 2003 was originally due in eighteen consecutive quarterly installments beginning with a principal payment of $1,500,000 on June 30, 2004, with payments escalating to $53,000,000 on June 30, 2008, and maturing on September 30, 2008. The Company paid the initial mandatory principal installment of $1,500,000 on June 30, 2004, and the second and third mandatory principal installments of $1,284,000 and $1,243,000 on September 30, 2004 and December 31, 2004, respectively. The mandatory installments were reduced after the initial installment due to the $24,250,000 of voluntary prepayments made during the second half of 2004. Voluntary prepayments of the term loan are applied ratably to the remaining quarterly amortization payments. In addition, the Company wrote off $0.5 million of deferred financing costs, which is included in interest expense, during the year ended December 31, 2004 related to these voluntary prepayments.

The term loan bears interest, due quarterly and paid in arrears, at LIBOR plus 3.0% or the higher of the federal funds rate plus 2.5% and the prime lending rate plus 2.0%, as selected by the Company. The revolving credit facility provides for loans bearing interest at variable rates based on LIBOR plus 1.75% to 3.25% or the higher of the federal funds rate plus 1.25% to 2.75% and the prime lending rate plus 0.75% to 2.25%, as selected by the Company and considering the Company’s leverage ratio. The revolving credit facility carries an unused fee of 0.5% per annum, and there are no mandatory reductions in the revolving commitment. The swing-line loans bear interest, due quarterly, at the higher of the federal funds rate plus 0.5% and the prime lending rate.

In October 2003 and September 2004, the Company established standby letters of credit of $3,683,000 and $2,874,000, respectively, as collateral in relation to its workers compensation insurance agreement. In September 2004 and December 2004, the Company established standby letters of credit of $125,000 and $500,000, respectively, as collateral in relation to its professional liability insurance agreement. Each of these letters of credit bears interest at a fixed rate of 1.75% to 3.25% based on the Company’s leverage ratio. Total outstanding standby letters of credit at December 31, 2004 and 2003 was $7,182,000 and $3,683,000, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes payable balances as of December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004	2003
$75,000,000 Revolver due October 2, 2008 with variable interest rates. The weighted average interest rate at December 31, 2003 was 4.4%.	$—	$8,900
$130,000,000 Term Loan due September 30, 2008 with variable interest rates. The weighted average interest rate at December 31, 2004 and 2003 was 5.2% and 5.0%, respectively	101,723	130,000

Total notes payable	101,723	138,900
Less current portion of notes payable, including revolver	(4,863)	(13,400)

Long-term portion of notes payable	$96,860	$125,500

Annual maturities of long-term debt are as follows (in thousands):
2005	$4,863
2006	4,863
2007	4,863
2008	87,134

	$101,723

The Company is required to make additional mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ending December 31, 2004. The prepayment is equal to 50% of the Company’s excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments. Voluntary prepayments made during 2004 have satisfied this additional prepayment requirement for the year ended December 31, 2004.

The Company’s outstanding debt instruments at December 31, 2004 and 2003 were secured by all assets of the Company and the common stock of its subsidiaries. The Credit Agreement contains various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. The Company was in compliance with all covenants and ratios at December 31, 2004 and 2003.

In October 2003, the Company entered into interest rate swap agreements as a means to hedge its interest rate exposure on variable rate debt instruments. The Credit Agreement requires that the Company maintain protection against fluctuations in interest rates providing coverage for at least 50% of the term loan portion of the credit facility through January 1, 2006. At December 31, 2003, the Company had three interest rate swaps outstanding with a major financial institution that effectively converted variable-rate debt to fixed rate. The swaps had notional amounts of $30,000,000, $50,000,000 and $30,000,000, whereby the Company pays fixed rates of 1.42%, 2.06% and 2.65%, respectively, and receives a floating three-month LIBOR. The first agreement expired in September 2004, and the remaining two agreements expire in September 2005 and September 2006, respectively, and no initial investments were made to enter into these agreements. At December 31, 2004 and 2003, the interest rate swap agreements had a fair value of $650,000 and ($198,000), respectively, which is included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) Retirement Plans

The Company maintains the Healthcare Staffing Retirement Savings Plan (the AMN Plan), a profit sharing plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year and may be up to a maximum 6% of eligible compensation paid to all participants during the plan year. The amount of the employer contributions were $2,204,000, $2,982,000 and $2,683,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, the Company applied $1,600,000 of outstanding 401(k) forfeiture balances under the AMN Plan against current employer match contributions of $2,204,000, thereby reducing the Company’s recognized contributions for the year.

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

In January 2002, the Company established the Executive Nonqualified Excess Plan of AMN Healthcare, Inc. (the Executive Plan), a deferred compensation plan that replaces the AMN Plan for certain executives and which complies with the IRC 401(k) provisions. The Executive Plan covers employees that meet certain eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions was $65,000, $54,000 and $61,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(9) Stockholders’ Equity

(a) Stock Option Plans

In July 2001, the 2001 Stock Option Plan was established to provide a means to attract and retain employees. In May 2004, the 2001 Stock Option Plan was renamed the Stock Option Plan, and an additional 2,000,000 options were authorized for issuance to increase the maximum number of options to be granted under the plan to 4,178,000. Subject to certain conditions, unless the plan is otherwise modified, a maximum of 544,500 options may be granted to any one person in any calendar year. Exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Unless otherwise provided at the time of the grant, the options shall vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. The plan expires on the tenth anniversary of the effective date. At December 31, 2004 and 2003, respectively, 1,282,126 and 113,481 shares of common stock were reserved for future grants related to the Stock Option Plan.

In November 1999, the Company established two performance stock option plans (the 1999 Plans) to provide for the grant of options to the Company’s upper management. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. Options under the plan began vesting at 25% per year beginning in the year 2000 provided certain earnings performance criteria were met and the grantee remained an employee. If the Company did not meet the performance criteria for a particular year, the portion of the option which was eligible to become vested terminated. Vested options expire

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

nine to ten years from the grant date. During 2000, options for an additional 1,493,000 shares were reserved under the 1999 Plans. At December 31, 2004 and 2003, 351,274 shares of common stock were reserved for future grants related to the 1999 Plans. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and remain exercisable over a four-year term.

In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its 1999 Plans and the Stock Option Plan. Accordingly, because the 1999 Plans were performance-based and certain grants under the Stock Option Plan were granted at less than fair market value, the Company recorded compensation expense of $750,000 in 2004 and $874,000 in 2003 and 2002. Additionally, in 2003, the Company recorded compensation expense of $1,128,000 associated with the settlement of options in the tender offer, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 2.

A summary of stock option activity under the 1999 Plans and the Stock Option Plan are as follows:

	1999 Plans		Stock Option Plan
	Options Outstanding	Weighted- Average Exercise Price	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2001	5,182,000	4.55	633,000	9.46
Granted	—	—	669,000	22.86
Exercised	(604,000)	3.80	(98,000)	9.09

Outstanding at December 31, 2002	4,578,000	4.65	1,204,000	16.93
Granted	—	—	777,000	9.68
Exercised (1)	(316,000)	3.80	(66,000)	9.38
Canceled	—	—	(14,000)	22.62

Outstanding at December 31, 2003	4,262,000	$4.71	1,901,000	$14.19
Granted	—	—	1,079,000	14.56
Exercised	—	—	(224,000)	9.13
Canceled	—	—	(248,000)	12.62

Outstanding at December 31, 2004	4,262,000	$4.71	2,508,000	$14.96

Exercisable at December 31, 2004	4,262,000	$4.71	571,000	$16.72

(1) Includes 376,000 options at a weighted average exercise price of $4.70 purchased in connection with the self-tender offer in October 2003.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes options outstanding and exercisable as of December 31, 2004:

		Options Outstanding			Options Exercisable
	Range Of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
1999 Plans	$ 3.80	2,918,000	5	$ 3.80	2,918,000	5	$ 3.80
	6.68	1,344,000	5	6.68	1,344,000	5	6.68

		4,262,000			4,262,000

Stock Option Plan	$ 6.89 - $ 9.19	54,000	7	$ 9.09	38,000	7	$ 9.09
	9.20 - 11.49	701,000	8	9.68	178,000	8	9.68
	11.50 - 13.79	229,000	9	12.08	58,000	7	11.92
	13.80 - 16.08	927,000	9	14.94	—	—	—
	16.09 - 18.38	3,000	10	16.32	—	—	—
	20.69 - 22.98	594,000	7	22.85	297,000	7	22.85

		2,508,000			571,000

(b) Stock Repurchase Program

In November 2002, the Company’s board of directors approved a stock repurchase program authorizing a repurchase of up to $100 million of the Company’s common stock on the open market at prevailing market prices from time to time through December 2003. Stock repurchases are subject to prevailing market conditions and other considerations, including limitations under applicable securities laws. Under the terms of the program the Company repurchased 5,154,200 shares at an average purchase price of $14.29 per share, or an aggregate of $73.7 million. As of December 31, 2004, there were no authorized stock repurchase programs.

(10) Related Party Transactions

(a) Majority stockholder

During 2004 and 2003, the Company paid an affiliate of the controlling stockholders $10,000 and $30,000, respectively, for out of pocket expenses related to meetings of the Board of Directors, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In April 2002, the Company paid this affiliate $139,000 for advisory services related to the acquisition of HRMC, which is included in transaction costs for the year ended December 31, 2002 in the accompanying consolidated statements of operations.

(b) Minority stockholders

The Company received services from an advertising agency that was 30% owned by a minority stockholder during 2002. The minority stockholder sold its interest in the advertising agency during March 2002. The Company incurred expenses of $15,000 from January 1, 2002 through the date of the sale in March 2002 related to these services.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11) Commitments and Contingencies

(a) Legal

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding employment practices. As the Company becomes aware of such claims and legal actions, the Company provides accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, the Company assesses materiality and provides disclosure, as appropriate. The Company may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s temporary healthcare professionals, and maintains accruals for these matters if the amounts are probable and estimable. The Company is currently not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on the consolidated financial position, results of operations or liquidity.

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the next five years and thereafter. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31:
2005	$376	$8,401
2006	376	8,719
2007	150	9,013
2008	13	8,657
2009	—	8,653
Thereafter	—	49,704

Total minimum lease payments	$915	$93,147

Less amount representing interest (at rates ranging from 4.83% to 9.19%)	(58)

Present value of minimum lease payments	857
Less current installments of obligations under capital leases	(345)

Obligations under capital leases, excluding current installments	$512

Fixed assets obtained through capital leases as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Fixed assets	$1,634	$1,639
Accumulated amortization	(820)	(508)

Fixed assets, net	$814	$1,131

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying financial statements. Rent expense was $10,682,000, $8,295,000 and $7,090,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(12) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$161,265	$153,368	$156,083	$158,300	$629,016
Gross profit	$35,829	$34,982	$36,700	$36,851	$144,362
Net income	$4,559	$4,323	$3,930	$4,534	$17,346
Net income per share:
Basic	$0.16	$0.15	$0.14	$0.16	$0.61
Diluted	$0.15	$0.14	$0.13	$0.14	$0.55

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	Total Year
	(In thousands, except per share data)
Revenue	$199,765	$183,364	$171,463	$159,617	$714,209
Gross profit	$44,751	$41,991	$39,025	$36,390	$162,157
Net income	$12,399	$11,190	$9,286	$4,917	$37,792
Net income per share:
Basic	$0.31	$0.29	$0.25	$0.16	$1.04
Diluted	$0.29	$0.27	$0.22	$0.15	$0.95

(a) The fourth quarter of 2003 was impacted by $1.2 million of stock-based compensation (including related payroll taxes) and $1.9 million of interest expense associated with the Company’s tender offer. See Note 2.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting is included in Item 8, Financial Statements and Supplementary Data, immediately preceding the reports of our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Robert Haas, our Non-Executive Chairman and Director since November 1999, has announced that he will step down from his position as Chairman effective May 4, 2005, in conjunction with the annual shareholders’ meeting. He will continue to serve as a Director and Chairman of the Executive Committee. Steven Francis, co-founder of the Company, Director and current Chief Executive Officer, will assume the role of Executive Chairman and will be actively engaged in the strategic development and operational oversight of the Company. Susan Nowakowski, currently President, Chief Operating Officer and Director, will become Chief Executive Officer. Ms. Nowakowski has been with AMN Healthcare for over 15 years and prior to her appointment as President in 2003, also held positions as Executive Vice President and Chief Financial Officer.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item, other than the following information concerning our Code of Ethics for Senior Financial Officers, is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 4, 2005.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, which is posted on our website at www.amnhealthcare.com/investors. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website.

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 4, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

                  Matters

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 4, 2005.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 4, 2005.

Item 14.    Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our annual meeting of stockholders to be held on May 4, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.***

3.2	Amended and Restated By-laws of AMN Healthcare Services, Inc.**

4.1	Specimen Stock Certificate.***

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

10.8	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc.****

10.9	Stock Purchase Agreement, dated as of April 17, 2002, by and among AMN Healthcare, Inc., Sandra Gilbert, Robert Gilbert, Jr., Suzette Marek, Robert Gilbert III and Benjamin Gilbert.****

10.10	AMN Holdings, Inc. 1999 Performance Stock Option Plan, as amended. (Management Contract or Compensatory Plan or Arrangement)**

10.11	AMN Holdings, Inc. 1999 Super-Performance Stock Option Plan, as amended. (Management Contract or Compensatory Plan or Arrangement)**

10.12	AMN Healthcare Services, Inc. 2001 Stock Option Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.13	Employment and Non-Competition Agreement, dated as of November 19, 1999, among AMN Holdings, Inc., AMN Acquisition Corp. and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.14

Amendment No. 1, dated as of September 25, 2003, to the Employment and Non-Competition Agreement, dated as of November 19, 1999, among AMN Holdings, Inc., AMN Acquisition Corp. and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.15	Executive Severance Agreement, dated as of November 19, 1999, between AMN Healthcare, Inc. and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.16	Executive Severance Agreement, dated as of May 21, 2001, between AMN Healthcare, Inc. and Donald Myll. (Management Contract or Compensatory Plan or Arrangement)**

10.17	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

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

10.20	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

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

10.23	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

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

10.26	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 19, 1999, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

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

10.29	1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.30

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.31	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.32

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of November 20, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.33	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis.**

10.34

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.35	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.36

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Steven Francis. (Management Contract or Compensatory Plan or Arrangement)**

10.37	1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.38

Amendment, dated as of July 24, 2001, to the 1999 Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.39	1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.40

Amendment, dated as of July 24, 2001, to the 1999 Super-Performance Stock Option Plan Stock Option Agreement, dated as of December 13, 2000, between the Registrant and Susan Nowakowski. (Management Contract or Compensatory Plan or Arrangement)**

10.41	2001 Stock Option Plan Stock Option Agreement, dated as of May 21, 2001, between the Registrant and Donald Myll.**

10.42	AMN Healthcare Services, Inc. 2001 Senior Management Bonus Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.43	AMN Healthcare, Inc. Executive Nonqualified Excess Plan (Management Contract or Compensatory Plan or Arrangement).****

10.44	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan, dated as of January 1, 2002 (Management Contract or Compensatory Plan or Arrangement).****

10.45	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Steven Francis (Management Contract or Compensatory Plan or Arrangement).****

10.46	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.47	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Donald Myll (Management Contract or Compensatory Plan or Arrangement).****

10.48	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Michael Gallagher (Management Contract or Compensatory Plan or Arrangement).****

10.49	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and William Miller (Management Contract or Compensatory Plan or Arrangement).****

10.50	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

10.51	Amended and Restated Financial Advisory Agreement, dated as of November 16, 2001, between the Registrant and Haas Wheat & Partners, L.P.***

10.52

Executive Severance Agreement between AMN Healthcare, Inc. and David C. Dreyer, dated September 20, 2004 (Management Contract or Compensatory Plan or Arrangement) (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated September 16, 2004).

10.53

Sixth Amendment, dated as of July 21, 2004, to the Amended and Restated Credit Agreement, dated as of November 16, 2001, by and among AMN Healthcare, Inc. as borrower, the Registrant, Worldview Healthcare, Inc. and O’Grady-Peyton International (USA), Inc., as guarantors, and the lenders party thereto (incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.54	Stock Option Plan (incorporated herein by reference to the Registrant’s Proxy Statement, Schedule 14A filed with the Commission on April 14, 2004 (SEC File No. 1-16753)).

10.55	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement)*

10.56	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and William F. Miller III (Management Contract or Compensatory Plan or Arrangement)*

10.57	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Kenneth F. Yontz (Management Contract or Compensatory Plan or Arrangement)*

10.58	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Steven C. Francis (Management Contract or Compensatory Plan or Arrangement)*

10.59	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement)*

10.60	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*

10.61	Stock Option Plan Stock Option Agreement, dated as of September 20, 2004, between the Registrant and David C. Dreyer (Management Contract or Compensatory Plan or Arrangement)*

10.62	Executive Severance Agreement, dated as of December 20, 2002, between AMN Healthcare, Inc. and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*

10.63	Stock Option Plan Stock Option Agreement, dated as of July 24, 2001, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*

10.64	Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*

10.65	Stock Option Plan Stock Option Agreement, dated as of May 8, 2003, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*

21.1	Subsidiaries of the Registrant.*

23.1	Report and Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Steven C. Francis pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Steven C. Francis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ STEVEN C. FRANCIS
Steven C. Francis Chief Executive Officer

Date:	March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 11th day of March, 2005.

/s/ ROBERT B. HAAS Robert B. Haas Chairman of the Board and Director

/s/ STEVEN C. FRANCIS Steven C. Francis Director and Chief Executive Officer

/s/ WILLIAM F. MILLER III William F. Miller III Director

/s/ ANDREW M. STERN Andrew M. Stern Director

/s/ DOUGLAS D. WHEAT Douglas D. Wheat Director

/s/ KENNETH F. YONTZ Kenneth F. Yontz Director

/s/ SUSAN R. NOWAKOWSKI Susan R. Nowakowski Director, President, and Chief Operating Officer

/s/ DAVID C. DREYER David C. Dreyer Chief Accounting Officer and Chief Financial Officer

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2004, 2003 and 2002

Allowance for Doubtful Accounts	Balance at the Beginning of Year	Provision	Deductions(*)	Balance at End of Year
	(in thousands)
Year ended December 31, 2002	$3,242	$2,833	$(1,765)	$4,310
Year ended December 31, 2003	$4,310	$(315)	$(653)	$3,342
Year ended December 31, 2004	$3,342	$173	$(1,763)	$1,752

(*)	Accounts written off

See accompanying report of independent registered public accounting firm.