Form 10-Q
period 2005-03-31
AMN HEALTHCARE SERVICES INC
filed 2005-05-09
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 9, 2005, there were 28,744,547 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,518	$3,908
Accounts receivable, net of allowance of $1,727 and $1,752 at March 31, 2005 and December 31, 2004, respectively	110,215	108,825
Prepaid expenses	12,046	11,703
Deferred income taxes, net	1,692	1,210
Other current assets	1,780	1,759

Total current assets	136,251	127,405

Fixed assets, net	17,613	17,833
Deferred income taxes, net	—	508
Deposits and other assets	2,544	2,265
Goodwill, net	135,449	135,449
Other intangibles, net	3,302	3,500

Total assets	$295,159	$286,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$1,093
Accounts payable and accrued expenses	12,848	13,084
Accrued compensation and benefits	41,938	29,970
Income taxes payable	1,524	790
Current portion of notes payable	6,855	4,863
Other current liabilities	355	351

Total current liabilities	63,520	50,151

Notes payable, less current portion	85,652	96,860
Deferred income taxes, net	686	—
Other long-term liabilities	3,502	3,173

Total liabilities	153,360	150,184

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 43,421 and 43,221 shares issued at March 31, 2005 and December 31, 2004, respectively	434	432
Additional paid-in capital	353,322	352,456
Treasury stock, at cost (14,877 shares at March 31, 2005 and December 31, 2004)	(249,538)	(249,538)
Retained earnings	37,148	33,155
Accumulated other comprehensive income	433	271

Total stockholders’ equity	141,799	136,776

Total liabilities and stockholders’ equity	$295,159	$286,960

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue	$156,842	$161,265
Cost of revenue	121,125	125,436

Gross profit	35,717	35,829

Operating expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	26,246	24,598
Non-cash stock-based compensation	40	218
Depreciation and amortization	1,079	1,465

Total operating expenses	27,365	26,281

Income from operations	8,352	9,548
Interest expense, net	1,756	2,134

Income before income taxes	6,596	7,414
Income tax expense	2,603	2,855

Net income	$3,993	$4,559

Net income per common share:
Basic	$0.14	$0.16

Diluted	$0.13	$0.15

Weighted average common shares outstanding:
Basic	28,376	28,120

Diluted	31,461	31,294

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Three Months Ended March 31, 2005
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	43,221	$432	$352,456	$(249,538)	$33,155	$271	$136,776
Exercise of stock options	200	2	826	—	—	—	828
Stock-based compensation	—	—	40	—	—	—	40
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	10	10
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	152	152
Net income	—	—	—	—	3,993	—	3,993

Total comprehensive income							4,155

Balance, March 31, 2005	43,421	$434	$353,322	$(249,538)	$37,148	$433	$141,799

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,993	$4,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079	1,465
Provision for (recovery of) bad debts	202	(250)
Non-cash interest expense	255	247
Provision for deferred income taxes	618	1,024
Non-cash stock-based compensation	40	218
(Gain) loss on disposal or sale of fixed assets	(63)	7
Changes in assets and liabilities:
Accounts receivable	(1,592)	(4,326)
Prepaid expenses and other current assets	(364)	(1,586)
Deposits and other assets	(33)	(65)
Accounts payable and accrued expenses	(236)	(1,899)
Accrued compensation and benefits	11,968	4,185
Income taxes payable	734	1,666
Other liabilities	333	438

Net cash provided by operating activities	16,934	5,683

Cash flows from investing activities:
Purchase and development of fixed assets	(771)	(1,510)

Net cash used in investing activities	(771)	(1,510)

Cash flows from financing activities:
Capital lease repayments	(82)	(83)
Proceeds from issuance of notes payable	2,500	—
Payments on notes payable	(11,716)	(1,900)
Repurchase of common stock and options	—	(111)
Proceeds from issuance of common stock	828	—
Change in bank overdraft	(1,093)	—

Net cash used in financing activities	(9,563)	(2,094)

Effect of exchange rate changes on cash	10	(2)

Net increase in cash and cash equivalents	6,610	2,077
Cash and cash equivalents at beginning of period	3,908	4,687

Cash and cash equivalents at end of period	$10,518	$6,764

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $9 capitalized)	$1,493	$1,799

Cash paid for income taxes	$1,231	$151

Supplemental disclosures of non-cash investing and financing activities:
Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$162	$(312)

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items, except as described below. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2004, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

During the three months ended March 31, 2005, the Company recorded a $0.9 million correcting adjustment to increase its workers’ compensation reserve, resulting in a $0.6 million decrease to net income, in order to expense claim administration fees incurred during fiscal years 2002, 2003 and 2004 that had been previously incorrectly applied against the workers’ compensation reserve. During the same period, the Company recorded a $0.3 million correcting adjustment to decrease accumulated depreciation and depreciation expense, resulting in a $0.2 million increase to net income, for excess depreciation incorrectly recorded during fiscal years 2003 and 2004. The Company recorded the cumulative impact of these two accounting corrections during the first quarter of 2005, as the amounts are not material to fiscal years 2002, 2003 or 2004, and are not expected to be material to fiscal year 2005.

2.	STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board, “APB,” Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, “FASB,” Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, and Emerging Issues Task Force, “EITF,” 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans is recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and is recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans is measured at the end of each reporting period until the related performance criteria are met and is measured based on the excess of the then current market price of the underlying stock over the exercise price. Statement of Financial Accounting Standards, “SFAS,” No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
As reported:
Net income	$3,993	$4,559

Stock-based employee compensation, net of tax	$25	$134

Net income per common share:
Basic	$0.14	$0.16

Diluted	$0.13	$0.15

Pro forma:
Net income, as reported	$3,993	$4,559
Incremental stock-based employee compensation per SFAS No. 123, net of tax	(759)	(577)

Pro forma net income	$3,234	$3,982

Pro forma net income per common share:
Basic	$0.11	$0.14

Diluted	$0.10	$0.13

The fair value of the stock-based employee compensation under SFAS No. 123 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Expected life	5 years	5 years
Risk-free interest rate	3.50%	2.62%
Volatility	51%	61%
Dividend yield	0%	0%

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 1,512,000 and 655,000 shares of common stock for the three month periods ended March 31, 2005 and March 31, 2004, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income	$3,993	$4,559

Weighted average common shares outstanding—basic	28,376	28,120

Net income per common share—basic	$0.14	$0.16

Weighted average common shares outstanding—basic	28,376	28,120
Plus dilutive stock options	3,085	3,174

Weighted average common shares outstanding—diluted	31,461	31,294

Net income per common share—diluted	$0.13	$0.15

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended March 31, 2005 and 2004, comprehensive income was $4,155,000 and $4,247,000 and included a $152,000 and ($305,000) unrealized gain (loss) on interest rate swap arrangements, net of tax, and a $10,000 and ($7,000) foreign currency translation adjustment gain (loss), respectively.

5.	IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2005 and December 31, 2004, the Company had the following acquired intangible assets with definite lives (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Noncompete agreements	$400	$(343)	$400	$(318)
Deferred financing costs	5,701	(2,456)	5,619	(2,201)

Total	$6,101	$(2,799)	$6,019	$(2,519)

Aggregate amortization expense for the intangible assets presented in the above table was $280,000 and $336,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of March 31, 2005 is as follows (in thousands):

Amount
Nine months ending December 31, 2005	$775
Year ending December 31, 2006	$971
Year ending December 31, 2007	$930
Year ending December 31, 2008	$626

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.”

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

For the three months ended March 31, 2005, we recorded revenue of $156.8 million, as compared to revenue of $161.3 million for the three months ended March 31, 2004. The number of temporary healthcare professionals on assignment averaged 6,350 and 6,349 in the three months ended March 31, 2005 and 2004, respectively. We recorded net income of $4.0 million for the three months ended March 31, 2005, as compared to net income of $4.6 million for the three months ended March 31, 2004.

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

We market our services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to temporary healthcare professionals from separate recruitment brands. As of March 31, 2005, we had over 6,000 hospital and healthcare facility clients. Over 95% of our temporary healthcare professional assignments are at acute-care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service and our ability to offer a large national network of temporary healthcare professionals.

We believe that we have organized our operating model to deliver consistent, high-quality sales and service to our two distinct client bases. Processes within our operating model have been developed and are in place with the intent to maximize the quantity and quality of assignment requests, or “orders,” from our hospital and healthcare facility clients and increase the expediency and probability of successfully placing our temporary healthcare professionals. The consistent quality of the benefit and support services which we provide to our temporary healthcare professionals is also critical to our success because the majority of our temporary healthcare professionals stay with us for multiple assignments.

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

Demand for our services stabilized from April 2003 through late 2003, and has increased each quarter from the fourth quarter of 2003 through the first quarter of 2005. We believe that this improvement in demand has been caused by a number of factors, including an increase in hospital admissions, legislation impacting healthcare staffing such as the California nurse-to-patient staffing ratios that went into effect in January 2004, an improving economy and our increased focus on our hospital and healthcare facility clients. While this rise in demand is positive and creates opportunities for growth, increases in the supply of new temporary healthcare professional candidates has grown, but at a slower pace than demand.

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

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2004, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards, or “SFAS,” No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have thereafter performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2004, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of March 31, 2005 and December 31, 2004, we had $135.4 million of goodwill recorded on our consolidated balance sheets.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at March 31, 2005 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at quarter-end. As of March 31, 2005 and December 31, 2004, we had $1.7 million and $2.3 million, respectively, accrued for incurred, but not reported, health insurance claims. The decline in the accrual was primarily related to a favorable trend in insurance claims paid and a decrease in the reporting and processing time for claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating the credit risk for individual customer receivables, considering the financial condition of each customer and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of March 31, 2005 and December 31, 2004, our allowance for doubtful accounts was $1.7 million and $1.8 million, respectively.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. Due to our varied historical claims loss experience, our actuary provides us with a range of incurred, but not reported, claim reserves. The range for the total professional liability reserve at March 31, 2005, which incorporated the range for incurred, but not reported, claims provided by our actuaries, was between $7.5 million and $9.0 million. As of March 31, 2005 and December 31, 2004, we had $7.5 million and $7.0 million, respectively, accrued for professional liability retention. Because of our varied loss history, there is no amount within the range that management or the actuaries believe is a better estimate than any other amount. As such, we accrued the low end of the range at March 31, 2005 and December 31, 2004. The increase in the professional liability accrual was related to an increase in expected claims incurred, but not reported, during the three months ended March 31, 2005, partially offset by payments made during the period.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of March 31, 2005 and December 31, 2004, we had $10.1 million and $8.1 million, respectively, accrued for workers compensation claims. Claim payments made against the reserve during the first quarter of 2005 for the current and prior years lagged behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last four years. In addition, $0.9 million of claims administration fees that were incorrectly applied against the reserve in prior years were expensed during the first quarter of 2005, contributing to the increase in the reserve. There has not been any material change in workers compensation rates.

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate. We may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our temporary healthcare professionals, and we maintain accruals for these matters if the amounts are probable and estimable. We currently are not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended March 31,
	2005	2004
Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	77.2	77.8

Gross profit	22.8	22.2
Selling, general and administrative (excluding non-cash stock-based compensation)	16.7	15.3
Non-cash stock-based compensation	0.1	0.1
Depreciation and amortization	0.7	0.9

Income from operations	5.3	5.9
Interest expense, net	1.1	1.3

Income before income taxes	4.2	4.6
Income tax expense	1.7	1.8

Net income	2.5%	2.8%

Comparison of Results for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Revenue.    Revenue decreased 3%, from $161.3 million for the three months ended March 31, 2004 to $156.8 million for the same period in 2005. Of the $4.5 million decrease, $3.1 million was attributable to decreases in revenue per temporary healthcare professional and $1.7 million was attributable to one less day in the three months ended March 31, 2005. These decreases were partially offset by a shift in the mix from flat rate to payroll contracts which contributed a $0.3 million increase to revenue.

Cost of Revenue.    Cost of revenue decreased 3%, from $125.4 million for the three months ended March 31, 2004 to $121.1 million for the same period in 2005. Of the $4.3 million decrease, approximately $3.3 million was attributable to decreases in compensation and benefits provided to our temporary healthcare professionals, which is net of a $0.9 million correcting adjustment to increase our workers’ compensation reserve, and $1.3 million was attributable to one less day in the three months ended March 31, 2005. These decreases were offset by a shift in the mix from flat rate to payroll contracts which contributed a $0.3 million increase to cost of revenue.

Gross Profit.    Gross profit decreased less than 1%, from $35.8 million for the three months ended March 31, 2004 to $35.7 million for the same period in 2005, representing gross margins of 22.2% and 22.8%, respectively. The increase in gross margin was primarily attributable to decreased housing costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock–based compensation, increased 7%, from $24.6 million for the three months ended March 31, 2004 to $26.2 million for the same period in 2005. The $1.6 million increase was primarily attributable to increases in employee expenses and professional liability insurance costs.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.2 million for the three months ended March 31, 2004 and less than $0.1 million for the three months ended March 31, 2005. The decrease was due to the cancellation of unvested stock options outstanding during the third quarter of 2004 associated with certain employee terminations.

Depreciation and Amortization.    Amortization expense decreased from $0.1 million for the three months ended March 31, 2004 to less than $0.1 million for the three months ended March 31, 2005. Depreciation expense decreased 21% from $1.4 million for the three months ended March 31, 2004 to $1.1 million for the three months ended March 31, 2005. This decrease was primarily attributable to a $0.3 million reversal of depreciation expense during the three months ended March 31, 2005 related to depreciation expense incorrectly recorded in previous years on assets which were fully depreciated.

Interest Expense, Net.    Interest expense, net, was $2.1 million for the three months ended March 31, 2004 as compared to $1.8 million for the same period in 2005. The $0.3 million decrease was attributable to the $44.5 million decrease in debt outstanding from March 31, 2004 to March 31, 2005.

Income Tax Expense.    Income tax expense decreased from $2.9 million for the three months ended March 31, 2004 to $2.6 million for the same period in 2005, reflecting effective income tax rates of 38.5% and 39.5% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2005, $92.5 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At March 31, 2005, our days sales outstanding (“DSO”) was 63 days. At March 31, 2004, our DSO was 69 days and at December 31, 2004, our DSO was 63 days. The decrease in DSO compared to March 31, 2004 was primarily related to the return to normal client billing and collection processes during 2004 after a temporary delay in client billings associated with the implementation of a new payroll and billing system initiated in November 2003 and the resulting improvement in these processes due to the upgraded system. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $11.2 million from $5.7 million in the three months ended March 31, 2004 to $16.9 million in the three months ended March 31, 2005. This increase in net cash provided by operations was primarily related to an increase in accrued compensation due to the timing of pay dates for both our temporary healthcare professionals and corporate employees.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $0.8 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. For the first three months of 2005, our primary capital expenditures were $0.6 million for purchased and internally developed software and $0.2 million for computers, leasehold improvements, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to the three months ended March 31, 2005.

Financing Activities:

In July 2004, we amended our credit facility to provide for increased flexibility under our financial covenants, an increase in the amount available under our letter of credit sub-facility and a 25 basis point increase in the interest rate margin in the event of a downgrade in our credit rating. Based on our outstanding indebtedness at March 31, 2005, a downgrade in our credit rating and the resulting revised pricing would increase our interest expense by $0.2 million on an annualized basis. Since the amendment of our credit facility in July 2004, we have not had a downgrade in our credit rating. In March 2005, we again amended our credit facility to provide for increased flexibility under our financial covenants.

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

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly. These quarterly payments began on June 30, 2004 and continue until 2008 with any remaining amounts payable in 2008. Voluntary prepayments of the term loan portion of the credit facility are applied ratably to the remaining quarterly amortization payments. We have paid all required principal installments, including the installment of $1.2 million due March 31, 2005. The mandatory installments were reduced after the initial installment due to $24.3 million of voluntary prepayments made during 2004 and an additional voluntary prepayment of $10.5 million during the three months ended March 31, 2005.

We are required to make additional mandatory prepayments on the term loan within ninety days after the end of each fiscal year, which commenced with the fiscal year ended December 31, 2004. The prepayment required is equal to 50% of our excess cash flow (as defined in the credit agreement), less any voluntary prepayments made during the fiscal year. The mandatory prepayment amount, if any, is applied ratably to the remaining quarterly amortization payments. We believe that the voluntary prepayment made during the three months ended March 31, 2005 will satisfy this additional prepayment requirement for the year ending December 31, 2005.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 2006. In October 2003, we entered into three interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under our credit facility, of which the first arrangement expired in September 2004. As of March 31, 2005, we have two interest rate swap agreements in place to minimize our exposure to interest rate fluctuations on $80 million of our outstanding variable rate debt under our credit facility. The two interest rate swaps have notional amounts of $50,000,000 and $30,000,000, whereby we pay fixed rates of 2.06% and 2.65%, respectively, and receive a floating three-month LIBOR. These two remaining agreements expire in September 2005 and September 2006, respectively, and no initial investments were made to enter into these agreements. At March 31, 2005 and December 31, 2004, the interest rate swap agreements had a fair value of $0.9 million and $0.7 million, respectively, which is included in other assets in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of March 31, 2005 and December 31, 2004, our credit facility also served to collateralize certain letters of credit aggregating $7.2 million, issued by us in the normal course of business.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 123 (Revised), Share-Based Payment, (“SFAS No. 123R”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of compensation cost related to all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such cost in our consolidated statements of operations. The accounting provisions of SFAS No. 123R were initially effective for the first interim or annual reporting period that begins after June 15, 2005. However, effective April 21, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. Pursuant to Release No. 33-8568, companies are permitted to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the first interim reporting period, that begins after June 15, 2005. Companies with a calendar year end are therefore required to comply beginning with the first quarter 2006 interim financial statements. We have not yet determined our planned method of adoption or the effect of adopting SFAS No. 123R, and therefore we have not determined whether the adoption will result in amounts similar to the pro forma amounts disclosed in “Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	the ability of our hospital and healthcare facility clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulation;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy;

•	the loss of key officers and management personnel could adversely affect our ability to remain competitive;

•	the effect of recognition of an impairment to goodwill;

•	the effect of control by our existing majority stockholder; and

•	the effect of adjustments to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Current Reports on Form 8-K. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

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

During 2005 and 2004, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million during the three months ended March 31, 2005.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.    Other Information

Registration and Sale of Shares

On April 5, 2005, we filed a registration statement on Form S-3 to register a total of 12,931,303 shares of our common stock beneficially owned by HWH Capital Partners, L.P., HWH Nightingale Partners, L.P., HWP Nightingale Partners II, L.P. and HWP Capital Partners II, L.P. (collectively, the “HWP Stockholders”), in response to a demand registration request made by the HWP Stockholders. We registered the shares to permit the HWP Stockholders and some of their transferees to sell the shares when they deem appropriate. On April 22, 2005, the HWP Stockholders sold 2,300,000 shares of the common stock in a public offering under the registration statement. On May 9, 2005, we announced the public offering of the remaining 10,631,303 shares of our common stock held by the HWP Stockholders (including 1,381,303 shares that may be issued pursuant to an option granted to the underwriters).

Amendment to Our Amended and Restated By-laws

On May 4, 2005, the Board of Directors approved an amendment to our Amended and Restated By-laws which provides for the roles of a non-management Presiding Director and an Executive Chairman. The Board of Directors will annually elect a Presiding Director, if the Chairman of the Board of Directors is an officer of or is employed by the company, or if there is an Executive Chairman. If the Board of Directors forms an Executive Committee or another committee that has the authority, to the extent permitted by law, to exercise all of the powers of the Board during the intervals between the meetings of the Board and a Presiding Director has been designated, then the Presiding Director will serve on the Executive Committee. The Executive Chairman, if one is appointed, will preside at all meetings of the Board of Directors and the stockholders. The Executive Chairman also performs other duties as may be assigned by the Board of Directors.

Appointments by the Board of Directors

On May 4, 2005, the Board of Directors appointed Steven C. Francis as Executive Chairman, and Susan R. Nowakowski, as previously announced, as President and Chief Executive Officer. Mr. Francis, age 50, had been our Chief Executive Officer since June 1990. Our former Chairman, Robert Haas, will continue to serve as a director. In addition, Douglas Wheat was elected as Presiding Director.

Following a recent announcement that the City of San Diego’s mayor will resign, Mr. Francis is seriously considering running for mayor. If Mr. Francis is elected mayor, it is not clear what Mr. Francis’ role, if any, with us would be.

Ms. Nowakowski, age 40, joined us in 1990 and has been a director since September 2003. She has been President since May 2003 and Chief Operating Officer since December 2000. Ms. Nowakowski also served as Secretary from October 2001 through May 2003; as Executive Vice President from January 2002 through May 2003; and as Senior Vice President of Business Development from September 1998 to December 2000. She also served as Chief Financial Officer and Vice President of Business Development from 1990 to 1993 and 1993 to 1998, respectively. Ms. Nowakowski also serves as a director of Playtex Products, Inc., a consumer products company.

Agreements with Management

On May 4, 2005, the Board of Directors approved executive employment agreements for Steven C. Francis and Susan R. Nowakowski.

The employment agreement with Steven C. Francis and AMN Healthcare, Inc. provides that Mr. Francis will serve as our Executive Chairman. The agreement provides that Mr. Francis will receive a base salary of $538,200 per annum to be reviewed annually, a bonus opportunity solely for the period January 1, 2005 to May

4, 2005, subject to meeting certain performance based criteria, eligibility for our employee benefit plans and other benefits provided in the same manner and to the same extent as to our other senior management. The term of Mr. Francis’ employment agreement is through May 4, 2007, or until we terminate his employment or he resigns, if earlier. If not terminated prior to May 4, 2007, the agreement will automatically renew for additional one-year periods unless either party gives 120 days’ prior written notice of its intent not to renew. Mr. Francis’ employment agreement provides that he will receive severance benefits if we terminate his employment for any reason other than “cause” (as defined in the agreement), in the event of his disability or death or if he terminates his employment for “good reason” (as defined in the agreement). In the event of his death or disability, Mr. Francis or his estate, as applicable, will be entitled to any earned but unpaid base salary and a lump sum severance payment of two years of base salary within 30 days of termination. In the event of his termination by us without cause or if resigns for good reason, Mr. Francis will be entitled to severance equal to two years base salary, payable over the 2 years following such termination. If Mr. Francis is terminated within one year following a “change of control” (as defined in the agreement) without cause by us, or if he resigns for good reason, he will be entitled to a lump sum severance payment of two years of base salary payable as soon as reasonably practicable following such termination. In addition, for 24 months following any such termination, Mr. Francis and his eligible dependents will be entitled to continued medical, life, dental and disability insurance benefits. Under some circumstances, amounts payable under Mr. Francis’s employment agreement are subject to a full “gross-up” payment to make Mr. Francis whole in the event that he is deemed to have received “excess parachute payments” under Section 4999 of the Internal Revenue Code. In addition, payment of Mr. Francis’ severance benefit may be delayed 6 months in order to comply with the requirements of Section 409A of the Internal Revenue Code. Mr. Francis’ employment agreement also contains a confidentiality agreement and a covenant not to solicit our employees during its term and for a period of two years thereafter. The agreement requires the parties to enter into a release. The employment agreement with Mr. Francis replaces and supersedes the employment agreement between AMN Healthcare, Inc. and Mr. Francis dated November 19, 1999, as amended on September 25, 2003.

The employment agreement with Susan R. Nowakowski and AMN Healthcare, Inc. provides that Ms. Nowakowski will serve as our President and Chief Executive Officer. The agreement provides that Ms. Nowakowski will receive a base salary of $500,000 per annum (increased annually at the discretion of the Compensation Committee of the Board of Directors), an annual bonus opportunity subject to meeting certain performance based criteria, participation in our stock option plans, eligibility for our employee benefit plans and other benefits provided in the same manner and to the same extent as to our other senior management. Ms. Nowakowski will be awarded no later than May 6, 2005, 200,000 options with a fair market value exercise price. The term of Ms. Nowakowski’s employment agreement is through May 4, 2009, or until we terminate her employment or she resigns, if earlier. If not terminated prior to May 4, 2009, the agreement will automatically renew for additional one-year periods unless either party gives 120 days’ prior written notice of its intent not to renew. Ms. Nowakowski’s employment agreement provides that she will receive severance benefits if we terminate her employment for any reason other than “cause” (as defined in the agreement), in the event of her disability or death or if she terminates her employment for “good reason” (as defined in the agreement). In the event of her death or disability, Ms. Nowakowski or her estate, as applicable, will be entitled to any earned but unpaid base salary, an immediate lump sum severance payment of two years of base salary, plus her bonus for the year of termination. In the event of her termination by us without cause, or if she resigns for good reason, Ms. Nowakowski will be entitled to severance equal to two times the sum of her base salary and bonus (with bonus being determined at 100% of target, for the year of such termination), payable over the 2 years following such termination. If Ms. Nowakowski is terminated within one year following a “change of control” (as defined in the agreement) without cause by us, or if she resigns for good reason, she will be entitled to a lump sum severance payment equal to two times the sum of her base salary and bonus (with bonus being determined at 100% of target, for the year of such termination) payable as soon as reasonably practicable following such termination. In addition, for 24 months following any such termination, Ms. Nowakowski and her eligible dependents will be entitled to continued medical, life, dental and disability insurance benefits. Under some circumstances, amounts payable under Ms. Nowakowski’s employment agreement are subject to a full “gross-up” payment to make Ms. Nowakowski whole in the event that she is deemed to have received “excess parachute payments” under Section

4999 of the Internal Revenue Code. In addition, payment of Ms. Nowakowski’s severance benefit may be delayed 6 months following her termination, if necessary to comply with the requirements of Section 409A of the Internal Revenue Code. The agreement requires the parties to enter into a release. Ms. Nowakowski’s employment agreement also contains a confidentiality agreement and a covenant not to solicit our employees during its term and for a period of two years thereafter. The employment agreement with Ms. Nowakowski replaces and supersedes the executive severance agreement between AMN Healthcare, Inc. and Ms. Nowakowski dated November 19, 1999.

On May 4, 2005, the Board of Directors approved executive severance agreements with David C. Dreyer and Denise L. Jackson. The severance agreements with AMN Healthcare, Inc. provide that these executives will receive severance benefits if we terminate his or her employment without cause (as defined in the agreements). Benefits include cash payments over a 12-month period, or by March 1 of the year following the year of termination. The cash payments will be in an amount equal to the executive’s annual salary at the rate in effect on the date of termination plus reimbursement for the COBRA health coverage for the executive’s health insurance for that 12-month period (or until the executive becomes eligible for comparable coverage under another employer’s health plans, if earlier). Each executive severance agreement requires the executive to execute a general release in our favor as a condition to receiving the severance payments. These executive severance agreements replace the severance agreements that Mr. Dreyer and Ms. Jackson entered into with AMN Healthcare, Inc. dated September 20, 2004 and December 20, 2002, respectively.

On May 4, 2005, we granted Susan R. Nowakowski, David C. Dreyer and Denise L. Jackson stock options to purchase 200,000, 125,000, and 65,000 shares of common stock, respectively, under our Stock Option Plan, pursuant to our form of Stock Option Plan Stock Option Agreement. Each option may be exercised to purchase one share of common stock at a price of $14.86 per share. The options vest in increments of 25% on each of the first four anniversaries on the date of the grant.

Item 6.     Exhibits

Exhibit No.	Description of Document
3.1	Second Amended and Restated By-laws of AMN Healthcare Services, Inc.*
4.1	Amendment No. 1 to the Registration Rights Agreement dated November 16, 2001, dated April 18, 2005***
10.1

Seventh Amendment to Amended and Restated Credit Agreement by and among Bank of America, N.A., AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., Worldview Healthcare, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc. and AMN Staffing Services, Inc., as guarantors, dated March 29, 2005. **

10.2	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Steven C. Francis. (Management Contract or Compensatory Plan or Arrangement)*
10.3	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)*
10.4	Executive Severance Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Denise L. Jackson. (Management Contract or Compensatory Plan or Arrangement)*
10.5	Executive Severance Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and David C. Dreyer. (Management Contract or Compensatory Plan or Arrangement)*
10.6	Form of Stock Option Plan Stock Option Agreement (Management Contract or Compensatory Plan or Arrangement)*
31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on April 1, 2005.
***	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on April 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	Chief Executive Officer and President

Date: May 9, 2005

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer and Chief Financial Officer