Form 10-Q
period 2005-06-30
AMN HEALTHCARE SERVICES INC
filed 2005-08-08
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were 28,766,897 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,838	$3,908
Accounts receivable, net of allowance of $2,089 and $1,752 at June 30, 2005 and December 31, 2004, respectively	107,862	108,825
Prepaid expenses	10,713	11,703
Deferred income taxes, net	1,989	1,210
Other current assets	1,569	1,759

Total current assets	136,971	127,405
Fixed assets, net	18,776	17,833
Deferred income taxes, net	—	508
Deposits and other assets	3,089	2,265
Goodwill, net	135,958	135,449
Other intangibles, net	2,933	3,500

Total assets	$297,727	$286,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$1,093
Accounts payable and accrued expenses	14,516	13,084
Accrued compensation and benefits	39,081	29,970
Income taxes payable	891	790
Current portion of notes payable	4,355	4,863
Other current liabilities	413	351

Total current liabilities	59,256	50,151

Notes payable, less current portion	84,564	96,860
Deferred income taxes, net	2,223	—
Other long-term liabilities	5,180	3,173

Total liabilities	151,223	150,184

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 43,623 and 43,221 shares issued at June 30, 2005 and December 31, 2004, respectively	436	432
Additional paid-in capital	354,349	352,456
Treasury stock, at cost (14,877 shares at each June 30, 2005 and December 31, 2004)	(249,538)	(249,538)
Retained earnings	41,020	33,155
Accumulated other comprehensive income	237	271

Total stockholders’ equity	146,504	136,776

Total liabilities and stockholders’ equity	$297,727	$286,960

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$160,689	$153,368	$317,531	$314,633
Cost of revenue	123,521	118,386	244,646	243,822

Gross profit	37,168	34,982	72,885	70,811

Operating expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	26,674	24,023	52,920	48,621
Non-cash stock-based compensation	41	219	81	437
Depreciation and amortization	1,457	1,536	2,536	3,001

Total operating expenses	28,172	25,778	55,537	52,059

Income from operations	8,996	9,204	17,348	18,752
Interest expense, net	1,733	2,118	3,489	4,252

Income before income taxes	7,263	7,086	13,859	14,500
Income tax expense	2,847	2,763	5,450	5,618

Net income	$4,416	$4,323	$8,409	$8,882

Net income per common share:
Basic	$0.15	$0.15	$0.29	$0.32

Diluted	$0.14	$0.14	$0.27	$0.28

Weighted average common shares outstanding:
Basic	28,720	28,203	28,549	28,162

Diluted	31,576	31,332	31,519	31,313

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Six Months Ended June 30, 2005
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	43,221	$432	$352,456	$(249,538)	$33,155	$271	$136,776
Issuance costs of common stock	—	—	—	—	(544)	—	(544)
Exercise of stock options	402	4	1,812	—	—	—	1,816
Stock-based compensation	—	—	81	—	—	—	81
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(20)	(20)
Net income	—	—	—	—	8,409	—	8,409

Total comprehensive income							8,375

Balance, June 30, 2005	43,623	$436	$354,349	$(249,538)	$41,020	$237	$146,504

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,409	$8,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,536	3,001
Provision for (recovery of) bad debts	662	(549)
Non-cash interest expense	655	490
Provision for deferred income taxes	1,964	1,728
Non-cash stock-based compensation	81	437
(Gain) loss on disposal or sale of fixed assets	(61)	7
Changes in assets and liabilities:
Accounts receivable	431	6,917
Prepaid expenses and other current assets	1,052	1,874
Deposits and other assets	(721)	(120)
Accounts payable and accrued expenses	1,164	(2,202)
Accrued compensation and benefits	9,078	1,512
Income taxes payable	101	(1,952)
Other liabilities	817	862

Net cash provided by operating activities	26,168	20,887

Cash flows from investing activities:
Purchase and development of fixed assets	(1,952)	(2,533)
Cash paid for acquisition, net of cash received	(410)	—

Net cash used in investing activities	(2,362)	(2,533)

Cash flows from financing activities:
Capital lease repayments	(155)	(168)
Payments on notes payable	(12,804)	(10,400)
Payment of financing costs	(82)	—
Repurchase of common stock and options	—	(110)
Proceeds from issuance of common stock	1,816	1,505
Issuance costs of common stock	(544)	—
Change in bank overdraft	(1,093)	—

Net cash used in financing activities	(12,862)	(9,173)
Effect of exchange rate changes on cash	(14)	(37)

Net increase in cash and cash equivalents	10,930	9,144
Cash and cash equivalents at beginning of period	3,908	4,687

Cash and cash equivalents at end of period	$14,838	$13,831

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $15 and $17 capitalized during the six months ended June 30, 2005 and 2004, respectively)	$2,894	$4,023

Cash paid for income taxes	$3,358	$5,810

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$606	$8

Net change in foreign currency translation adjustment and unrealized (loss) gain on derivative financial instruments, net of tax	$(34)	$568

Fair value of assets acquired in acquisition, net of cash received	$154	$—
Goodwill	509	—
Noncompete covenants	50	—
Liabilities assumed	(303)	—

Net cash paid for acquisition	$410	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items, except as described below. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
As reported:
Net income	$4,416	$4,323	$8,409	$8,882

Stock-based employee compensation, net of tax	$24	$133	$49	$267

Net income per common share:
Basic	$0.15	$0.15	$0.29	$0.32

Diluted	$0.14	$0.14	$0.27	$0.28

Pro forma:
Net income, as reported	$4,416	$4,323	$8,409	$8,882
Incremental stock-based employee compensation per SFAS No. 123, net of tax	(911)	(700)	(1,670)	(1,277)

Pro forma net income	$3,505	$3,623	$6,739	$7,605

Pro forma net income per common share:
Basic	$0.12	$0.13	$0.24	$0.27

Diluted	$0.11	$0.12	$0.21	$0.24

The fair value of the stock-based employee compensation under SFAS No. 123 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life	5	5	5	5
Risk-free interest rate	4.00%	3.88%	4.00%	3.88%
Volatility	48%	55%	48%	55%
Dividend yield	0%	0%	0%	0%

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 1,499,000 shares of common stock for the three and six month periods ended June 30, 2005 and options to purchase 655,000 shares of common stock for the three and six month periods ended June 30, 2004 were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,416	$4,323	$8,409	$8,882

Weighted average common shares outstanding—basic	28,720	28,203	28,549	28,162

Net income per common share—basic	$0.15	$0.15	$0.29	$0.32

Weighted average common shares outstanding—basic	28,720	28,203	28,549	28,162
Plus dilutive stock options	2,856	3,129	2,970	3,151

Weighted average common shares outstanding—diluted	31,576	31,332	31,519	31,313

Net income per common share—diluted	$0.14	$0.14	$0.27	$0.28

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended June 30, 2005 and 2004, comprehensive income was $4,220,000 and $5,203,000 and included a ($172,000) and $910,000 unrealized (loss) gain on interest swap arrangements, net of tax, and a ($24,000) and ($30,000) foreign currency translation adjustment loss, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income was $8,375,000 and $9,450,000 and included a ($20,000) and $605,000 unrealized (loss) gain on interest swap arrangements, net of tax, and a ($14,000) and ($37,000) foreign currency translation adjustment loss, respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2005 and December 31, 2004, the Company had the following acquired intangible assets with definite lives (in thousands):

	June 30, 2005		December 31, 2004
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Noncompete agreements	$250	$(162)	$400	$(318)
Deferred financing costs	5,701	(2,856)	5,619	(2,201)

Total	$5,951	$(3,018)	$6,019	$(2,519)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $699,000 and $668,000 for the six months ended June 30, 2005 and 2004, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of June 30, 2005 is as follows (in thousands):

Amount
Six months ending December 31, 2005	$492
Year ending December 31, 2006	$933
Year ending December 31, 2007	$894
Year ending December 31, 2008	$610
Year ending December 31, 2009	$4

The carrying amount of goodwill was $135,958,000 and $135,449,000 as of June 30, 2005 and December 31, 2004, respectively. The increase in goodwill resulted from the acquisition of O’Grady-Peyton International (Europe) Limited in the second quarter of 2005.

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

For the three months ended June 30, 2005, we recorded revenue of $160.7 million, as compared to revenue of $153.4 million for the three months ended June 30, 2004. The number of temporary healthcare professionals on assignment averaged 6,388 and 6,130 in the three months ended June 30, 2005 and 2004, respectively. We recorded net income of $4.4 million for the three months ended June 30, 2005, as compared to net income of $4.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, we recorded revenue of $317.5 million, as compared to revenue of $314.6 million for the six months ended June 30, 2004. The number of temporary healthcare professionals on assignment averaged 6,369 and 6,239 in the six months ended June 30, 2005 and 2004, respectively. We recorded net income of $8.4 million for the six months ended June 30, 2005, as compared to net income of $8.9 million for the six months ended June 30, 2004.

Our services are marketed to two distinct customer bases: (1) temporary healthcare professionals and (2) hospital and healthcare facility clients. We use a multi-brand recruiting strategy to enhance our ability to successfully attract temporary healthcare professionals in the United States and internationally. Our separate recruitment brands, American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing, NurseChoice InDemand, Thera Tech Staffing and O’Grady-Peyton International, have distinct geographic market strengths and brand reputations. In July 2005, we launched a differentiated new service offering to address hospitals’ urgent need for registered nurses. NurseChoice InDemand is our newest staffing brand, which is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute care facilities.

Nurses and allied healthcare professionals join us for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, and escaping the demands and political environment of working as a permanent staff nurse. Our large number of hospital and healthcare facility clients and different service offerings provide us with the opportunity to offer positions in all 50 states in a variety of work environments and for varying assignment lengths. In addition, we provide our temporary healthcare professionals with an attractive benefits package, including free or subsidized housing, travel reimbursement, professional development opportunities, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

We generally market our services to hospitals and healthcare facilities as a single staffing provider under our corporate brand, AMN Healthcare, with access to temporary healthcare professionals from separate recruitment brands. As of June 30, 2005, we had over 6,000 hospital and healthcare facility clients. Over 95% of our temporary healthcare professional assignments are at acute care hospitals. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to sub-acute healthcare facilities, dialysis centers, clinics and schools.

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

Recent Trends

From 1996 through 2000, the temporary healthcare staffing industry grew at a compound annual growth rate of 14%, and this growth accelerated to a compound annual growth rate of approximately 24% from 2000 to 2002. During 2003, the demand for temporary healthcare professionals declined due to a number of factors, including economic conditions and hospitals attempting to reduce their outsourced staffing levels.

Demand for our services stabilized from April 2003 through late 2003, and demand increased each quarter from the fourth quarter of 2003 through the second quarter of 2005. We believe that this improvement in demand was caused by a number of factors, including increased hospital admissions, legislation impacting healthcare staffing, such as the California nurse-to-patient staffing ratios that went into effect in January 2004, an improved economy and our increased focus on our hospital and healthcare facility clients. While the rise in demand has been positive and has created opportunities for growth, the supply of new temporary healthcare professionals has not grown at the same pace as demand.

Our supply of temporary healthcare professionals is primarily drawn from national recruitment efforts through our targeted multi-brand recruitment strategy. We believe that sustained growth in hospital and healthcare facility orders will continue to generate increased interest in our services among healthcare professionals and create new recruiting opportunities. In addition to our national recruitment efforts, international supply channels represent a growing supply source.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2004, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards, “SFAS,” No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have thereafter performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2004, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of June 30, 2005 and December 31, 2004, we had $136.0 million and $135.4 million of goodwill recorded on our consolidated balance sheets, respectively. The increase in goodwill is related to an acquisition completed during the three months ended June 30, 2005. The acquisition did not have a material impact on the Company’s financial position or results of operations for three months ended June 30, 2005.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for an estimate of incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at June 30, 2005 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at quarter-end. As of June 30, 2005 and December 31, 2004, we had $1.8 million and $2.3 million, respectively, accrued for incurred, but not reported health insurance claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating the credit risk for individual customer receivables, considering the financial condition of each customer and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of June 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $2.1 million and $1.8 million, respectively. The increase in the allowance for doubtful accounts is due primarily to the bankruptcy filing of one healthcare facility client. We believe our allowance for doubtful accounts is adequate to cover future credit losses.

Professional Liability Reserve

We maintain an accrual for an estimate of professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. Due to our varied historical claims loss experience, our actuary provides us with a range of incurred, but not reported, claim reserves. The range for the total professional liability reserve at June 30, 2005, which incorporated the range for incurred, but not reported, claims provided by our actuaries, was between $7.2 million and $9.0 million. As of June 30, 2005 and December 31, 2004, we had $7.2 million and $7.0 million, respectively, accrued for professional liability retention. Because of our varied loss history, there is no amount within the range that management or the actuaries believe is a better estimate than any other amount. As such, we accrued the low end of the range at June 30, 2005 and December 31, 2004. The increase in the professional liability accrual was related to an increase in expected claims incurred, but not reported, during the six months ended June 30, 2005, partially offset by payments made during the period.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of June 30, 2005 and December 31, 2004, we had $10.6 million and $8.1 million, respectively, accrued for workers compensation claims. Claim payments made against the reserve during the six months ended June 30, 2005 for the current and prior years lagged behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last four years. In addition, $0.9 million of claims administration fees that were incorrectly applied against the reserve in prior years were expensed during the first quarter of 2005, contributing to the increase in the reserve. There has not been any material change in workers compensation rates.

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate. We may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by our temporary healthcare professionals, and we maintain accruals for these matters if the amounts are probable and estimable. We are currently not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percentage of our revenue. Our results of operations are reported as a single business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	76.9	77.2	77.0	77.5

Gross profit	23.1	22.8	23.0	22.5
Selling, general and administrative (excluding non-cash stock-based compensation)	16.6	15.7	16.7	15.4
Non-cash stock-based compensation	0.0	0.1	0.0	0.1
Depreciation and amortization	0.9	1.0	0.8	1.0

Income from operations	5.6	6.0	5.5	6.0
Interest expense, net	1.1	1.4	1.1	1.4

Income before income taxes	4.5	4.6	4.4	4.6
Income tax expense	1.8	1.8	1.7	1.8

Net income	2.7%	2.8%	2.7%	2.8%

Comparison of Results for the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Revenue.    Revenue increased 5%, from $153.4 million for the three months ended June 30, 2004 to $160.7 million for the same period in 2005. Of the $7.3 million increase, $6.4 million was attributable to the increase in the number of temporary healthcare professionals on assignment, which increased 4% from an average of 6,130 for the three months ended June 30, 2004 to an average of 6,388 for the same period in 2005, $0.8 million was attributable to an increase in revenue generated per healthcare professional and $0.1 million was attributable to the shift in the mix from flat rate to payroll contracts.

Cost of Revenue.    Cost of revenue increased 4%, from $118.4 million for the three months ended June 30, 2004 to $123.5 million for the same period in 2005. The $5.1 million increase was primarily attributable to the increase in the average number of temporary healthcare professionals on assignment.

Gross Profit.    Gross profit increased 6%, from $35.0 million for the three months ended June 30, 2004 to $37.2 million for the same period in 2005, representing gross margins of 22.8% and 23.1%, respectively. The slight increase in gross margin was primarily attributable to decreased housing and health insurance costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 11%, from $24.0 million for the three months ended June 30, 2004 to $26.7 million for the same period in 2005. The $2.7 million increase was primarily attributable to increases in employee expenses from a combination of normal growth in costs per employee and selective headcount additions.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.2 million for the three months ended June 30, 2004 and less than $0.1 million for the three months ended June 30, 2005. The decrease was due to the cancellation of unvested stock options outstanding during the third quarter of 2004 associated with certain employee terminations.

Depreciation and Amortization.    Depreciation expense was $1.4 million and amortization expense was less than $0.1 million for both the three months ended June 30, 2004 and 2005.

Interest Expense, Net.    Interest expense, net, was $2.1 million for the three months ended June 30, 2004 as compared to $1.7 million for the same period in 2005. The $0.4 million decrease was attributable to the $39.6 million decrease in debt outstanding from June 30, 2004 to June 30, 2005.

Income Tax Expense.    Income tax expense was $2.8 million for the three months ended June 30, 2004 and 2005, reflecting effective income tax rates of 39.0% and 39.2% for these periods, respectively.

Comparison of Results for the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Revenue.    Revenue increased 1%, from $314.6 million for the six months ended June 30, 2004 to $317.5 million for the same period in 2005. This increase is comparable to the increase in the number of temporary healthcare professionals on assignment, which increased 2% from an average of 6,239 for the six months ended June 30, 2004 to an average of 6,369 for the same period in 2005. Of the $2.9 million increase, $6.6 million was attributable to the increase in the average number of temporary healthcare professionals on assignment and $0.5 million was attributable to a shift in the mix from flat rate to payroll contracts. These increases were partially offset by a decrease in revenue per temporary healthcare professional which decreased revenue by $2.4 million and by one less day in the six months ended June 30, 2005, which decreased revenue by approximately $1.8 million.

Cost of Revenue.    Cost of revenue increased less than 1%, from $243.8 million for the six months ended June 30, 2004 to $244.6 million for the same period in 2005. Of the $0.8 million increase, $5.1 million was attributable to the increase in the average number of temporary healthcare professionals on assignment and $0.4 million was attributable to a shift in the mix from flat rate to payroll contracts. These increases were partially offset by a reduction in compensation and housing costs per temporary healthcare professional of $3.3 million, which is net of a $0.9 million correcting adjustment to increase our workers’ compensation reserve during the first quarter of 2005, and by one less day in the six months ended June 30, 2005, which contributed $1.4 million.

Gross Profit.    Gross profit increased 3%, from $70.8 million for the six months ended June 30, 2004 to $72.9 million for the same period in 2005, representing gross margins of 22.5% and 23.0%, respectively. The increase in gross margin was primarily attributable to decreased housing costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 9%, from $48.6 million for the six months ended June 30, 2004 to $52.9 million for the same period in 2005. The $4.3 million increase was primarily attributable to increases in employee expenses from a combination of normal growth in costs per employee and selective headcount additions, and increases in professional liability insurance costs.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.4 million for the six months ended June 30, 2004 and less than $0.1 million for the same period in 2005. The decrease was due to the cancellation of unvested stock options outstanding during the third quarter of 2004 associated with certain employee terminations.

Depreciation and Amortization.    Amortization expense decreased from $0.2 million for the six months ended June 30, 2004 to less than $0.1 million for the same period in 2005. Depreciation expense decreased 11% from $2.8 million for the six months ended June 30, 2004 to $2.5 million for the same period in 2005. The decrease was attributable to a $0.3 million reversal of depreciation expense during the first quarter of 2005 related to depreciation expense incorrectly recorded in previous years on assets which were fully depreciated.

Interest Expense, Net.    Interest expense, net, was $4.3 million for the six months ended June 30, 2004 as compared to $3.5 million for the same period in 2005. The $0.8 million decrease was attributable to the $39.6 million decrease in debt outstanding from June 30, 2004 to June 30, 2005.

Income Tax Expense.    Income tax expense decreased from $5.6 million for the six months ended June 30, 2004 to $5.5 million for the same period in 2005, reflecting effective income tax rates of 38.7% and 39.3% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2005, $88.9 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At June 30, 2005, our days sales outstanding (“DSO”) was 61 days. At June 30, 2004, our DSO was 66 days and at December 31, 2004, our DSO was 63 days. The decrease in DSO compared to June 30, 2004 was primarily related to the return to normal client billing and collection processes during 2004 after a temporary delay in processing client billings associated with the implementation of a new payroll and billing system in November 2003 and the resulting improvement in these processes due to the upgraded system. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $5.3 million from $20.9 million in the six months ended June 30, 2004 to $26.2 million in the six months ended June 30, 2005. This increase in net cash provided by operations was primarily related to an increase in accrued compensation due to the timing of pay dates for both our temporary healthcare professionals and corporate employees.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $2.5 million and $2.4 million for the six months ended June 30, 2004 and 2005, respectively. For the first six months of 2005, our capital expenditures were $1.5 million for purchased and internally developed software, $0.5 million for computers, furniture and equipment and other expenditures, and $0.4 million for an acquisition.

Financing Activities:

In July 2004, we amended our credit facility to provide for increased flexibility under our financial covenants, an increase in the amount available under our letter of credit sub-facility and a 25 basis point increase in the interest rate margin in the event of a downgrade in our credit rating. Based on our outstanding indebtedness at June 30, 2005, a downgrade in our credit rating and the resulting revised pricing would increase our interest expense by $0.2 million on an annualized basis. Since the amendment of our credit facility in July 2004, we have not had a downgrade in our credit rating. In March 2005, we again amended our credit facility to provide for increased flexibility under our financial covenants.

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

The five year, $130 million term loan portion of our credit facility is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly. These quarterly payments began on June 30, 2004 and continue until 2008 with any remaining amounts payable in 2008. Voluntary prepayments of the term loan portion of the credit facility are applied ratably to the remaining quarterly amortization payments. The mandatory installments were reduced after the initial installment due to $24.3 million of voluntary prepayments made during 2004 and an additional voluntary prepayment of $10.5 million made during the three months ended March 31, 2005. We have paid all required principal installments, including the installment of $1.1 million due June 30, 2005.

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

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our credit facility until January 1, 2006. In October 2003, we entered into three interest rate swap arrangements to minimize our exposure to interest rate fluctuations on $110 million of our outstanding variable rate debt under our credit facility, of which the first arrangement expired in September 2004. The two remaining interest rate swaps have notional amounts of $50,000,000 and $30,000,000, whereby we pay fixed rates of 2.06% and 2.65%, respectively, and receive a floating three-month LIBOR. These two remaining agreements expire in September 2005 and September 2006, respectively, and no initial investments were made to enter into these agreements. At June 30, 2005 and December 31, 2004, the interest rate swap agreements had a fair value of $0.6 million and $0.7 million, respectively, which is included in other assets in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of June 30, 2005 and December 31, 2004, our credit facility also served to collateralize certain letters of credit aggregating $7.2 million, issued by us in the normal course of business.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and nurse staffing needs of our hospital and healthcare facility clients and due to the seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit and retain qualified temporary healthcare professionals at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•	our ability to enter into contracts with hospitals and other healthcare facility clients on terms attractive to us and to secure orders related to those contracts;

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	changes in the timing of hospital and healthcare facility clients’ orders for and our placement of temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary healthcare staffing providers;

•	the ability of our hospital and healthcare facility clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with these legislation and regulations;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy;

•	the loss of key officers, and management personnel could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Current Reports on Form 8-K, and our Registration Statement on Form S-3 (file No. 333-123873). We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2005 and 2004, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million during the six months ended June 30, 2005.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 4, 2005. The matters submitted to a vote of our stockholders were (i) the election of seven directors to our Board of Directors, and (ii) ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

Our stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The results of the voting were as follows:

Votes For	Votes Against	Abstained
26,814,232	107,156	4,034

Item 5.    Other Information

Secondary Offerings

We completed secondary offerings of our common stock for 2,300,000 and 10,631,303 shares on April 18, 2005 and May 27, 2005, respectively. All of the 12,931,303 shares were sold by affiliates of Haas Wheat & Partners, L.P. (the “HWP Stockholders”), a private equity investment firm whose affiliates had owned shares of the company since 1999. We incurred issuance costs associated with the offerings of approximately $0.5 million during the second quarter, which were recorded in the Company’s stockholders’ equity.

Director Resignation

Robert B. Haas resigned from our Board of Directors effective June 10, 2005. Mr. Haas decided to resign as a director due to the sale of all of the common stock by the HWP Stockholders through the secondary offerings of company shares and other personal commitments.

Item 6.    Exhibits

Exhibit No.	Description of Document
1.1

Underwriting Agreement dated April 18, 2005, by and among AMN Healthcare Services, Inc., HWH Capital Partners, L.P., HWH Nightingale Partners, L.P., HWP Capital Partners II, L.P., HWP Nightingale Partners II, L.P. and underwriter**

1.2

Underwriting Agreement dated May 23, 2005, by and among AMN Healthcare Services, Inc., HWH Capital Partners, L.P., HWP Capital Partners II, L.P., HWH Nightingale Partners, L.P., HWP Nightingale Partners II, L.P. and underwriters***

31.1	Certification by pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on April, 22, 2005.
***	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on May 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	Chief Executive Officer and President

Date: August 8, 2005

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer and Chief Financial Officer