Form 10-Q
period 2005-09-30
AMN HEALTHCARE SERVICES INC
filed 2005-11-07
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005, there were 28,770,147* shares of common stock, $0.01 par value, outstanding.

*	Amount does not include 2,325,530 shares to be issued in conjunction with the acquisition of The MHA Group, Inc.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,739	$3,908
Accounts receivable, net of allowance of $1,755 and $1,752 at September 30, 2005 and December 31, 2004, respectively	107,484	108,825
Prepaid expenses	11,036	11,703
Deferred income taxes, net	1,772	1,210
Other current assets	1,965	1,759

Total current assets	136,996	127,405
Fixed assets, net	18,393	17,833
Deferred income taxes, net	—	508
Deposits and other assets	3,830	2,265
Goodwill, net	135,959	135,449
Other intangibles, net	2,686	3,500

Total assets	$297,864	$286,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$1,093
Accounts payable and accrued expenses	12,794	13,084
Accrued compensation and benefits	32,637	29,970
Income taxes payable	1,499	790
Current portion of notes payable	4,355	4,863
Other current liabilities	413	351

Total current liabilities	51,698	50,151

Notes payable, less current portion	83,475	96,860
Deferred income taxes, net	3,598	—
Other long-term liabilities	5,462	3,173

Total liabilities	144,233	150,184

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 43,647 and 43,221 shares issued at September 30, 2005 and December 31, 2004, respectively	436	432
Additional paid-in capital	354,549	352,456
Treasury stock, at cost (14,877 shares at each September 30, 2005 and December 31, 2004)	(249,538)	(249,538)
Retained earnings	47,868	33,155
Accumulated other comprehensive income	316	271

Total stockholders’ equity	153,631	136,776

Total liabilities and stockholders’ equity	$297,864	$286,960

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$166,883	$156,083	$484,414	$470,716
Cost of revenue	127,339	119,383	371,985	363,205

Gross profit	39,544	36,700	112,429	107,511

Operating expenses:
Selling, general and administrative, excluding non-cash stock-based compensation	25,158	26,395	78,078	75,016
Non-cash stock-based compensation	40	218	121	655
Depreciation and amortization	1,481	1,425	4,017	4,426

Total operating expenses	26,679	28,038	82,216	80,097

Income from operations	12,865	8,662	30,213	27,414
Interest expense, net	1,509	2,402	4,998	6,654

Income before income taxes	11,356	6,260	25,215	20,760
Income tax expense	4,508	2,330	9,958	7,948

Net income	$6,848	$3,930	$15,257	$12,812

Net income per common share:
Basic	$0.24	$0.14	$0.53	$0.45

Diluted	$0.22	$0.13	$0.48	$0.41

Weighted average common shares outstanding:
Basic	28,763	28,321	28,621	28,215

Diluted	31,673	31,407	31,571	31,345

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited and in thousands)

	Nine Months Ended September 30, 2005
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2004	43,221	$432	$352,456	$(249,538)	$33,155	$271	$136,776
Issuance costs of common stock	—	—	—	—	(544)	—	(544)
Exercise of stock options	426	4	1,972	—	—	—	1,976
Stock-based compensation	—	—	121	—	—	—	121
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	46	46
Net income	—	—	—	—	15,257	—	15,257

Total comprehensive income							15,302

Balance, September 30, 2005	43,647	$436	$354,549	$(249,538)	$47,868	$316	$153,631

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,257	$12,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,017	4,426
Provision for (recovery of) bad debts	903	(242)
Non-cash interest expense	887	1,201
Provision for deferred income taxes	3,513	5,136
Non-cash stock-based compensation	121	655
(Gain) loss on disposal or sale of fixed assets	(54)	5
Changes in assets and liabilities:
Accounts receivable	568	9,482
Prepaid expenses and other current assets	668	1,621
Deposits and other assets	(1,691)	(44)
Accounts payable and accrued expenses	(555)	1,439
Accrued compensation and benefits	2,633	5,145
Income taxes payable	708	—
Other liabilities	1,221	(820)

Net cash provided by operating activities	28,196	40,816

Cash flows from investing activities:
Purchase and development of fixed assets	(3,056)	(3,991)
Cash paid for acquisition, net of cash received	(411)	—

Net cash used in investing activities	(3,467)	(3,991)

Cash flows from financing activities:
Capital lease repayments	(261)	(240)
Payments on notes payable	(13,893)	(33,684)
Payment of financing costs	(82)	(258)
Repurchase of common stock and options	—	(110)
Proceeds from issuance of common stock	1,976	2,043
Issuance costs of common stock	(544)	—
Change in bank overdraft	(1,093)	—

Net cash used in financing activities	(13,897)	(32,249)
Effect of exchange rate changes on cash	(1)	(56)

Net increase in cash and cash equivalents	10,831	4,520
Cash and cash equivalents at beginning of period	3,908	4,687

Cash and cash equivalents at end of period	$14,739	$9,207

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $26 and $22 capitalized during the nine months ended September 30, 2005 and 2004, respectively)	$4,260	$5,737

Cash paid for income taxes	$5,736	$5,937

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$591	$28

Net change in foreign currency translation adjustment and unrealized gain on derivative financial instruments, net of tax	$45	$333

Fair value of assets acquired in acquisition, net of cash received	$154	$—
Goodwill	510	—
Noncompete covenants	50	—
Liabilities assumed	(303)	—

Net cash paid for acquisition	$411	$—

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table compares net income per share as reported by the Company to the pro forma amounts that would be reported had compensation expense been recognized for the Company’s stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
As reported:
Net income	$6,848	$3,930	$15,257	$12,812

Stock-based employee compensation, net of tax	$24	$132	$73	$399

Net income per common share:
Basic	$0.24	$0.14	$0.53	$0.45

Diluted	$0.22	$0.13	$0.48	$0.41

Pro forma:
Net income, as reported	$6,848	$3,930	$15,257	$12,812
Incremental stock-based employee compensation per SFAS No. 123, net of tax	(928)	(576)	(2,598)	(1,853)

Pro forma net income	$5,920	$3,354	$12,659	$10,959

Pro forma net income per common share:
Basic	$0.21	$0.12	$0.44	$0.39

Diluted	$0.19	$0.11	$0.40	$0.35

The fair value of the stock-based employee compensation under SFAS No. 123 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life	5	5	5	5
Risk-free interest rate	3.9%	3.4%	4.0%	3.4%
Volatility	47%	52%	48%	52%
Dividend yield	0%	0%	0%	0%

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 570,000 and 585,000 shares of common stock during the three and nine month periods ended September 30, 2005, respectively, and options to purchase 1,810,000 and 1,043,000 shares of common stock for the three and nine month periods ended September 30, 2004, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$6,848	$3,930	$15,257	$12,812

Weighted average common shares outstanding—basic	28,763	28,321	28,621	28,215

Net income per common share—basic	$0.24	$0.14	$0.53	$0.45

Weighted average common shares outstanding—basic	28,763	28,321	28,621	28,215
Plus dilutive stock options	2,910	3,086	2,950	3,130

Weighted average common shares outstanding—diluted	31,673	31,407	31,571	31,345

Net income per common share—diluted	$0.22	$0.13	$0.48	$0.41

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended September 30, 2005 and 2004, comprehensive income was $6,927,000 and $3,695,000 and included a $66,000 and ($216,000) unrealized gain (loss) on interest swap arrangements, net of tax, and a $13,000 and ($19,000) foreign currency translation adjustment gain (loss), respectively. For the nine months ended September 30, 2005 and 2004, comprehensive income was $15,302,000 and $13,145,000 and included a $46,000 and $389,000 unrealized gain on interest swap arrangements, net of tax, and a ($1,000) and ($56,000) foreign currency translation adjustment loss, respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2005 and December 31, 2004, the Company had the following acquired intangible assets with definite lives (in thousands):

	September 30, 2005		December 31, 2004
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Noncompete agreements	$250	$(177)	$400	$(318)
Deferred financing costs	5,701	(3,088)	5,619	(2,201)

Total	$5,951	$(3,265)	$6,019	$(2,519)

Aggregate amortization expense for the intangible assets presented in the above table was $946,000 and $1,416,000 for the nine months ended September 30, 2005 and 2004, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets as of September 30, 2005 is as follows (in thousands):

Amount
Three months ending December 31, 2005	$245
Year ending December 31, 2006	$933
Year ending December 31, 2007	$894
Year ending December 31, 2008	$610
Year ending December 31, 2009	$4

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of goodwill was $135,959,000 and $135,449,000 as of September 30, 2005 and December 31, 2004, respectively. The increase in goodwill resulted from the acquisition of O’Grady-Peyton International (Europe) Limited in the second quarter of 2005.

6.	COMMITMENTS AND CONTINGENCIES

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits its exposure and enables the Company to recover a portion of any future amounts paid.

7.	SUBSEQUENT EVENT

On November 2, 2005, the Company completed its acquisition of The MHA Group, Inc., a Texas corporation (“MHA”).

MHA, through its wholly-owned subsidiaries, provides temporary physician, nurse and allied healthcare staffing services and physician and allied healthcare permanent placement services. The purchase price is comprised of $160.0 million plus acquisition costs estimated to be $1.5 million, the assumption of $5.5 million of debt and an earn-out payment of up to $51.9 million based on the twelve months ended December 31, 2005 performance of MHA, of which $35 million is guaranteed. The initial $160 million of consideration was, and the earn-out payment will be, paid approximately 75% in cash and 25% in unregistered shares of the Company’s common stock, par value $0.01 per share. Of the estimated $1.5 million of acquisition costs, $0.7 million was incurred during the nine months ended September 30, 2005 and is included in other assets in the condensed consolidated balance sheets.

At the closing of the acquisition of MHA, the Company issued 2.3 million shares of its common stock and intends to issue up to an additional 0.8 million shares for payment of the earn-out amounts. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D promulgated thereunder (“Regulation D”), based upon representations that the Company has obtained from each MHA shareholder receiving such shares, including that such shareholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

In connection with the acquisition, we amended our existing credit facility. Our amended and restated credit facility (“The Second Amended and Restated Credit Agreement” or “New Credit Agreement”) provides for, among other things, a $75 million secured revolving credit facility, a $30 million letter of credit sub-facility, a $15 million swing-line sub-facility, all maturing in November 2010, and a new $205 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the acquisition and related transaction costs. We wrote off $1.1 million of deferred financing costs as a result of the refinancing and incurred financing costs estimated to be $5.5 million in connection with the New Credit Agreement. The six year, $205 million term loan portion of our New Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through December 31, 2010 with any remaining amounts payable in 2011. These quarterly payments begin on June 30, 2006 with an initial payment of $5.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are the largest healthcare staffing company in the United States. As the leading provider of travel nurse staffing services and a leading nationwide provider of locum tenens (physician contract staffing) and permanent placement services for physicians and other clinicians, the Company recruits physicians, nurses, and allied healthcare professionals nationally and internationally and places them at acute-care hospitals and healthcare facilities throughout the United States.

For the three months ended September 30, 2005, we recorded revenue of $166.9 million, as compared to revenue of $156.1 million for the three months ended September 30, 2004. The number of temporary healthcare professionals on assignment averaged 6,386 and 6,123 in the three months ended September 30, 2005 and 2004, respectively. We recorded net income of $6.8 million for the three months ended September 30, 2005, as compared to net income of $3.9 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we recorded revenue of $484.4 million, as compared to revenue of $470.7 million for the nine months ended September 30, 2004. The number of temporary healthcare professionals on assignment averaged 6,375 and 6,201 during the nine months ended September 30, 2005 and 2004, respectively. We recorded net income of $15.3 million for the nine months ended September 30, 2005, as compared to net income of $12.8 million for the nine months ended September 30, 2004.

Both our temporary healthcare staffing services and permanent placement services are marketed to two distinct customer bases: (1) healthcare professionals and (2) hospitals, healthcare facilities and physician practice group clients. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. Our separate recruitment brands are American Mobile Healthcare, Medical Express, NurseChoice In Demand, NursesRx, Preferred Healthcare Staffing, Thera Tech Staffing, MedTravelers, MTI Staffing, RN Demand, O’Grady-Peyton International, Merritt, Hawkins & Associates, and Staff Care, Inc.

During the past few months, we added five new brands to our temporary healthcare service offerings. In July 2005, we launched a differentiated new service offering, NurseChoice In Demand, to address hospitals’ urgent need for registered nurses. NurseChoice In Demand is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute care facilities in contrast to the three to five week lead time that may be required for travel nurses. Typical assignments are four to eight weeks and provide premium compensation packages to nurses. With our recent acquisition of MHA, we have also added the following brands: Staff Care, Inc., a leading locum tenens brand, Med Travelers and MTI Staffing, leading temporary allied healthcare staffing brands, and RN Demand, our newest travel nurse brand, to our family of brands. In addition to our temporary healthcare staffing brands, our brand Merritt, Hawkins & Associates, the nation’s largest physician search company, offers permanent placement services for physicians and allied health professionals.

Nurses and allied healthcare professionals join us for temporary assignments for a variety of reasons that include: seeking flexible work opportunities, traveling to different areas of the country, building clinical skills and resumes by working at prestigious healthcare facilities, and escaping the demands and political environment of working as permanent staff. Physicians seek temporary assignments for similar reasons that additionally include: the opportunity to practice medicine without concern for insurance reimbursement, practicing medicine during a career transition, or for job enrichment heading into or during retirement. Our large number of hospital, healthcare facility and physician practice group clients and our array of service offerings provide us with the opportunity to offer positions in all 50 states in a variety of work environments and for varying assignment lengths. In addition, we provide our temporary healthcare professionals with an attractive benefits package that can include free or subsidized housing, travel reimbursement, professional development opportunities, and a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former temporary healthcare professionals and our position as the leader in temporary healthcare staffing.

Our physician permanent placement services and our locum tenens temporary staffing services are marketed to our clients under our brands Merritt, Hawkins & Associates and Staff Care, Inc., respectively. We generally market our travel nursing services for nursing and allied healthcare services to hospitals and healthcare facilities as a single staffing provider under our corporate brand, AMN Healthcare, with access to temporary healthcare professionals from separate recruitment brands. As of September 30, 2005, we had over 6,000 hospital and healthcare facility clients. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center and The University of Chicago Hospitals. We also provide services to military facilities, sub-acute healthcare facilities, physician practice groups, dialysis centers, clinics and schools.

Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances, such as attrition, the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short-term, long-term and permanent staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service, our ability to offer a large national network of temporary healthcare professionals, and our ability to provide temporary staffing solutions while we assist the facility in filling permanent staffing needs.

Recent Trends

From 1996 through 2000, the overall temporary healthcare staffing industry grew at a compound annual growth rate of 14%, and this growth accelerated to a compound annual growth rate of approximately 24% from 2000 to 2002. During 2003, the demand for temporary healthcare professionals, primarily nurses and allied healthcare professionals, declined due to a number of factors, including economic conditions and hospitals attempting to reduce their outsourced staffing levels. Although the market declined for these two types of professionals, the market for temporary physician staffing services, which we will participate in with our acquisition of MHA, continued to grow in 2003 and 2004 at approximately 14% per year. The growth was driven by a number of factors, including a growing physician shortage fueled by increasing demand for healthcare services, an aging population, and low physician graduation rates.

Demand for temporary nurse and allied healthcare staffing services stabilized from April 2003 through late 2003, and demand has increased each quarter from the fourth quarter of 2003 through the third quarter of 2005. We believe that this improvement in demand for nurses was caused by a number of factors, including an improved economy, increased hospital admissions, legislation impacting healthcare staffing such as the California nurse-to-patient staffing ratios that went into effect in January 2004, and our increased focus on our hospital and healthcare facility clients. While the rise in demand has been positive and has created opportunities for growth, the supply of new temporary nurses has not grown at the same pace as demand.

Our supply of temporary healthcare professionals is primarily drawn from national recruitment efforts through our targeted multi-brand recruitment strategy. We believe that sustained growth in hospital and healthcare facility orders for our broad array of services will continue to generate increased interest in our services among healthcare professionals and create new recruiting opportunities. In addition to our national recruitment efforts, international supply channels represent a growing supply source.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards, “SFAS,” No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have thereafter performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2004, we determined that there was no impairment of goodwill. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of September 30, 2005 and December 31, 2004, we had $136.0 million and $135.4 million of goodwill recorded on our consolidated balance sheets, respectively. The increase in goodwill is related to an acquisition completed during the second quarter of 2005. The acquisition did not have a material impact on the Company’s financial position or results of operations for the nine months ended September 30, 2005. We expect a significant increase in goodwill during the fourth quarter of 2005 in connection with our acquisition of MHA, which closed on November 2, 2005. The acquisition will be accounted for under the purchase method of accounting.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating the credit risk for individual customer receivables, considering the financial condition of each customer and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of September 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $1.8 million. We believe our allowance for doubtful accounts is adequate to cover future credit losses.

Professional Liability Reserve

We maintain an accrual for an estimate of professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. Due to our varied historical claims loss experience, our actuary provides us with a range of incurred, but not reported, claim reserves. The range for the total professional liability reserve at September 30, 2005, which incorporated the range for incurred, but not reported, claims provided by our actuaries, was between $6.4 million and $7.4 million. As of September 30, 2005 and December 31, 2004, we had $6.4 million and $7.0 million, respectively, accrued for professional liability retention. Because of our varied loss history, there is no amount within the range that management or the actuaries believe is a better estimate than any other amount. As such, we accrued the low end of the range at September 30, 2005 and December 31, 2004. The decrease in the professional liability accrual was primarily related to payments made for claims related to prior periods.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of September 30, 2005 and December 31, 2004, we had $9.6 million and $8.1 million, respectively, accrued for workers compensation claims. The increase is due to the fact that claim payments made against the reserve during the nine months ended September 30, 2005 for the current and prior years lagged behind the additions to the reserve as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last four years. We have recently experienced a slight decrease in workers compensation rates based on recent favorable historical claims experience that slightly offsets these increases.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for an estimate of incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at September 30, 2005 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at quarter-end. As of September 30, 2005 and December 31, 2004, we had $2.3 million accrued for incurred, but not reported health insurance claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims, and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	76.3	76.5	76.8	77.2

Gross profit	23.7	23.5	23.2	22.8
Selling, general and administrative (excluding non-cash stock-based compensation)	15.1	16.9	16.1	16.0
Non-cash stock-based compensation	0.0	0.1	0.0	0.1
Depreciation and amortization	0.9	0.9	0.9	0.9

Income from operations	7.7	5.6	6.2	5.8
Interest expense, net	0.9	1.6	1.0	1.4

Income before income taxes	6.8	4.0	5.2	4.4
Income tax expense	2.7	1.5	2.1	1.7

Net income	4.1%	2.5%	3.1%	2.7%

Because the acquisition of MHA that occurred on November 2, 2005 is not reflected in prior periods, our historical financial results described herein may not be indicative of our future financial results.

Comparison of Results for the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Revenue.    Revenue increased 7%, from $156.1 million for the three months ended September 30, 2004 to $166.9 million for the same period in 2005. Of the $10.8 million increase, $6.7 million was attributable to the increase in the number of temporary healthcare professionals on assignment, which increased 4.3% from an average of 6,123 for the three months ended September 30, 2004 to an average of 6,386 for the same period in 2005, $2.6 million was attributable to an increase in revenue generated per healthcare professional and $1.5 million was attributable to the shift in the mix from flat rate to payroll contracts.

Cost of Revenue.    Cost of revenue increased 7%, from $119.4 million for the three months ended September 30, 2004 to $127.3 million for the same period in 2005. Of the $7.9 million increase, $5.1 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $1.6 million was attributable to an increase in cost per temporary healthcare professional, which is net of a $0.5 million actuarial based decrease to our workers’ compensation reserve, and $1.2 million was attributable to the shift in the mix from flat rate to payroll contracts.

Gross Profit.    Gross profit increased 8%, from $36.7 million for the three months ended September 30, 2004 to $39.5 million for the same period in 2005, representing gross margins of 23.5% and 23.7%, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, decreased 5%, from $26.4 million for the three months ended September 30, 2004 to $25.2 million for the same period in 2005. The $1.2 million decrease was primarily attributable to a decrease in professional liability insurance costs due primarily to a $1.2 million actuarial based increase to the reserve during the three months ended September 30, 2004, partially offset by an increase in employee expenses due to selective headcount additions.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.2 million for the three months ended September 30, 2004 and less than $0.1 million for the three months ended September 30, 2005. The decrease was due to the cancellation of unvested stock options outstanding during the third quarter of 2004 associated with certain employee terminations.

Depreciation and Amortization.    Depreciation expense increased slightly from $1.4 million for the three months ended September 30, 2004 to $1.5 million for the three months ended September 30, 2005. Amortization expense was less than $0.1 million for both the three months ended September 30, 2004 and 2005.

Interest Expense, Net.    Interest expense, net, was $2.4 million for the three months ended September 30, 2004 as compared to $1.5 million for the same period in 2005. The $0.9 million decrease was attributable to the $17.4 million decrease in debt outstanding from September 30, 2004 to September 30, 2005.

Income Tax Expense.    Income tax expense was $2.3 million for the three months ended September 30, 2004 and $4.5 million for the same period in 2005, reflecting effective income tax rates of 37.2% and 39.7% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to changes in the state tax provision.

Comparison of Results for the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Revenue.    Revenue increased 3%, from $470.7 million for the nine months ended September 30, 2004 to $484.4 million for the same period in 2005. This increase is comparable to the increase in the number of temporary healthcare professionals on assignment, which increased 3% from an average of 6,201 for the nine months ended September 30, 2004 to an average of 6,375 for the same period in 2005. Of the $13.7 million increase, $13.2 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $2.0 million was attributable to a shift in the mix from flat rate to payroll contracts, and $0.3 million was attributable to an increase in revenue per temporary healthcare professional. These increases were partially offset by one less day in the nine months ended September 30, 2005, which decreased revenue by approximately $1.8 million.

Cost of Revenue.    Cost of revenue increased 2%, from $363.2 million for the nine months ended September 30, 2004 to $372.0 million for the same period in 2005. Of the $8.8 million increase, $10.2 million was attributable to the increase in the average number of temporary healthcare professionals on assignment and $1.6 million was attributable to a shift in the mix from flat rate to payroll contracts. These increases were partially offset by a $1.6 million reduction in cost per temporary healthcare professional, primarily due to decreased housing costs and a $0.5 million actuarial based decrease to our workers’ compensation reserve during the third quarter of 2005. The increase was also offset by a $1.4 million reduction due to one less day in the nine months ended September 30, 2005.

Gross Profit.    Gross profit increased 5%, from $107.5 million for the nine months ended September 30, 2004 to $112.4 million for the same period in 2005, representing gross margins of 22.8% and 23.2%, respectively. The increase in gross margin was primarily attributable to decreased housing costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, excluding non-cash stock-based compensation, increased 4%, from $75.0 million for the nine months ended September 30, 2004 to $78.1 million for the same period in 2005. The $3.1 million increase was primarily attributable to increases in employee expenses from a combination of normal growth in costs per employee and selective headcount additions, partially offset by decreases in professional liability insurance costs.

Non-Cash Stock-Based Compensation.    We recorded non-cash stock-based compensation charges of $0.7 million for the nine months ended September 30, 2004 and $0.1 million for the same period in 2005. The decrease was due to the cancellation of unvested stock options outstanding during the third quarter of 2004 associated with certain employee terminations.

Depreciation and Amortization.    Amortization expense decreased from $0.2 million for the nine months ended September 30, 2004 to less than $0.1 million for the same period in 2005. Depreciation expense decreased slightly from $4.2 million for the nine months ended September 30, 2004 to $4.0 million for the same period in 2005.

Interest Expense, Net.    Interest expense, net, was $6.7 million for the nine months ended September 30, 2004 as compared to $5.0 million for the same period in 2005. The $1.7 million decrease was primarily attributable to the $17.4 million decrease in debt outstanding from September 30, 2004 to September 30, 2005.

Income Tax Expense.    Income tax expense increased from $7.9 million for the nine months ended September 30, 2004 to $10.0 million for the same period in 2005, reflecting effective income tax rates of 38.3% and 39.5% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At September 30, 2005, $87.8 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At September 30, 2005, our days sales outstanding (“DSO”) was 59 days. At September 30, 2004, our DSO was 64 days and at December 31, 2004, our DSO was 63 days. The decrease in DSO compared to December 31, 2004 and September 30, 2004 was primarily related to improvements in billing and collection processes. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $12.6 million from $40.8 million in the nine months ended September 30, 2004 to $28.2 million in the nine months ended September 30, 2005. This decrease in net cash provided by operations was driven by higher cash collections during the nine months ended September 30, 2004 as a result of higher revenue levels during fiscal 2003 compared to fiscal 2004 and year to date September 30, 2005.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $4.0 million and $3.5 million for the nine months ended September 30, 2004 and 2005, respectively. For the first nine months of 2005, our capital expenditures were $2.4 million for purchased and internally developed software, $0.7 million for computers, furniture and equipment and other expenditures, and $0.4 million for an acquisition. On November 2, 2005, subsequent to the end of the period covered by this report, we acquired MHA for a purchase price of $160.0 million plus acquisition costs estimated to be $1.5 million, the assumption of $5.5 million of debt, and an earn-out payment of up to $51.9 million based on the twelve months ended December 31, 2005 performance of MHA, of which $35.0 million is guaranteed. The $160 million of consideration was, and the earn-out payment will be, paid approximately 75% in cash and 25% in unregistered shares of the Company’s common stock.

Financing Activities:

At September 30, 2005, we had $87.8 million of term debt outstanding under our credit facility. The term loan portion of our credit facility was subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.15% of the initial aggregate principal amount of the facility payable quarterly. These quarterly payments began on June 30, 2004 and were scheduled to continue until 2008 with any remaining amounts payable in 2008. Voluntary prepayments of the term loan portion of the credit facility were applied ratably to the remaining quarterly amortization payments. The mandatory installments were reduced after the initial installment due to $24.3 million of voluntary prepayments made during 2004 and an additional voluntary prepayment of $10.5 million made during the three months ended March 31, 2005. We have paid all required principal installments, including the installment of $1.1 million due September 30, 2005.

On November 2, 2005, we acquired MHA for an initial purchase price of $160.0 million plus acquisition costs estimated to be $1.5 million, the assumption of $5.5 million of debt, and an earn-out payment of up to $51.9 million of additional consideration based on the twelve months ended December 31, 2005 performance of MHA, of which $35.0 million is guaranteed. The initial $160 million of consideration was, and the earn-out payment will be, paid approximately 75% in cash and 25% in unregistered shares of the Company’s common stock. In connection with the acquisition, we amended and restated our existing credit facility. Our new credit facility, the Second Amended and Restated Credit Agreement, provides for, among other things, a $75 million secured revolving credit facility, a $30 million letter of credit sub-facility, a $15 million swing-line sub-facility, all maturing in November 2010, and a new $205 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the cash portion of the initial $160 million of consideration and related acquisition and financing costs, estimated to be $1.5 million and $5.5 million, respectively. We expect to fund the cash portion of the earn-out payment during the first quarter of 2006 with cash on hand and borrowings under our revolving credit facility.

The revolving credit facility portion of our New Credit Agreement carries an unused fee of between 0.5% and 0.375% per annum based on our current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations.

The six year, $205 million term loan portion of our New Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through December 31, 2010 with any remaining amounts payable in 2011. These quarterly payments begin on June 30, 2006 with an initial payment of $5.1 million. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly amortization payments. Borrowings under this term loan facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.75% to 2.00% and 0.75% to 1.00%, respectively, to be determined based on our current leverage ratio.

We are required to make additional customary mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006 in an amount equal to 50% of our excess cash flow (as defined in the Second Amended and Restated Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our New Credit Agreement beginning May 2006 until November 2008. In October 2003, we entered into an interest rate swap arrangement to minimize our exposure to interest rate fluctuations on $30 million of our outstanding variable rate debt under our existing credit facility whereby we pay a fixed rate of 2.65% and receive a floating three-month LIBOR. This agreement expires in September 2006, and no initial investment was made to enter into this agreement.

In June 2005 we entered into two additional interest rate swaps. The first agreement has a notional amount of $20 million and became effective in September 2005, whereby we pay a fixed rate of 3.99% and receive a floating three-month LIBOR. The agreement expires in March 2007. The second agreement will become effective in September 2006, with a notional amount of $15 million whereby we pay a fixed rate of 4.09% and receive a floating three-month LIBOR. This agreement will expire in September 2007.

At September 30, 2005 and December 31, 2004, the interest rate swap agreements had a fair value of $0.7 million, which is included in other assets in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of September 30, 2005 and December 31, 2004, our existing credit facility also served to collateralize certain letters of credit aggregating $7.2 million, issued by us in the normal course of business.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our hospital and healthcare facility clients and due to the seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment, (“SFAS No. 123R”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of compensation cost related to all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such cost in our consolidated statements of operations. The accounting provisions of SFAS No. 123R were initially effective for the first interim or annual reporting period that begins after June 15, 2005. However, effective April 21, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. Pursuant to Release No. 33-8568, companies are permitted to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the first interim reporting period, that begins after June 15, 2005. Companies with a calendar year end are therefore required to comply beginning with the first quarter 2006 interim financial statements. We have not yet determined our planned method of adoption or the effect of adopting SFAS No. 123R, and therefore we have not determined whether the adoption will result in amounts similar to the pro forma amounts disclosed in “Item 1. Condensed Consolidated Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit qualified temporary and permanent healthcare professionals at reasonable costs;

•	our ability to retain qualified temporary healthcare professionals for multiple assignments at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•	our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks and physician practice groups on terms attractive to us and to secure orders related to those contracts;

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	changes in the timing of hospital, healthcare facility clients’ and physician practice groups’ orders for and our placement of temporary and permanent healthcare professionals;

•	the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities;

•	the overall level of demand for services offered by temporary and permanent healthcare staffing providers;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to successfully integrate completed acquisitions into our current operations;

•	our ability to manage growth effectively;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with these legislation and regulations;

•	the effect of reclassification of our independent contractor physicians by taxing authorities;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy;

•	the loss of key officers, and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2005 and 2004, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million during the nine months ended September 30, 2005.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.    Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities.

On November 2, 2005, AMN Healthcare Services, Inc. (the “Company” or “we”) issued 2.3 million shares of its common stock and subject to the satisfaction of certain conditions, will issue up to an additional 0.8 million shares for payment of the earn-out described below pursuant to the Acquisition Agreement (as defined below) to certain shareholders of MHA all in connection with the acquisition of MHA in exchange for their MHA shares. The purchase price is comprised of $160.0 million plus acquisition costs estimated to be $1.5 million, the assumption of $5.5 million of debt and an earn-out payment of up to $51.9 million of additional consideration based on the twelve months ended December 31, 2005 performance of MHA, of which $35 million is guaranteed. The initial $160 million of consideration was, and the earn-out will be, paid approximately 75% in cash and 25% in unregistered shares of the Company’s common stock. The issuance of shares of the Company’s common stock in connection with the MHA acquisition is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof and Regulation D, based upon representations that the Company has obtained from each MHA shareholder receiving such shares, including that such shareholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 5.    Other Information.

Director Election and Committee Appointments

R. Jeffrey Harris was elected to the Company’s Board of Directors on September 28, 2005. He was also named to the Company’s Audit Committee, replacing Kenneth F. Yontz, and to the Compensation and Stock Plan Committee, replacing Andrew M. Stern. Mr. Yontz replaced William F. Miller III on the Corporate Governance Committee.

Amendments to the Company’s Executive Nonqualified Excess Plan

Effective November 1, 2005, the Company amended its Executive Nonqualified Excess Plan. The 2005 Amended and Restated Executive Nonqualified Excess Plan provides discretion to the Compensation and Stock Plan Committee in determining an employee’s eligibility for participation in the plan and increased plan participation eligibility to include additional key employees. Eligible compensation was increased to 80% of an employee’s base salary and 100% of an employee’s bonus. Investment options are determined based on an underlying private placement insurance contract.

The foregoing description of the Nonqualified Excess Plan is a summary only. The foregoing description is qualified in its entirety by reference to the actual plan.

Agreements with Certain Officers and Directors

Effective July 1, 2005, the Company modified its director compensation structure to provide an annual cash retainer of $50,000 to non-management directors. Additionally, the Chairman of the Audit Committee receives an annual retainer of $15,000. The Chairman of the Corporate Governance Committee and the Chairman of the Compensation and Stock Plan Committee each receive an annual retainer of $10,000. All retainers are paid in semi-annual installments.

On September 28, 2005, the Company granted Steven C. Francis, Douglas D. Wheat and R. Jeffrey Harris stock options to purchase 100,000, 20,000 and 10,000 shares of common stock, respectively, under the company’s Stock Option Plan. Each option may be exercised to purchase one share of common stock at a price of $15.47 per share. The options granted to Mr. Francis vest in two equal installments for the right to purchase 50,000 shares each on September 28, 2006, and September 28, 2007. The options granted to Mr. Wheat and Mr. Harris vest on September 28, 2006.

On November 2, 2005, the Company entered into indemnification agreements with Steven C. Francis, Susan R. Nowakowski, Douglas D. Wheat, R. Jeffrey Harris, William F. Miller III, Andrew M. Stern, Kenneth F. Yontz, David C. Dreyer and Denise L. Jackson. The agreements provide indemnification to the fullest extent not prohibited by (and not merely to the extent affirmatively permitted by) applicable law in third party proceedings, and in proceedings by or in the right of the Company to procure a judgment in its favor, for all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee if the indemnitee acted in good faith and in a manner reasonably believed to be in the best interests or not opposed to the best interests of the company. The agreements also provide for indemnification with respect to certain expenses. There is a two year period of limitations for causes of action asserted by or on behalf of the Company against the indemnitee, unless a shorter period of limitations is otherwise applicable.

The foregoing descriptions of agreements with certain officers and directors are summaries only. The foregoing descriptions are qualified in their entirety by reference to the actual agreements.

Acquisition of MHA

On November 2, 2005, the Company completed its acquisition of all of the outstanding capital stock of MHA, a temporary physician, allied and nursing healthcare staffing services and physician and allied healthcare permanent placement services business, in a merger transaction pursuant to an Acquisition Agreement, dated as of October 5, 2005, as amended by Amendment No. 1 to the Acquisition Agreement dated as of October 21, 2005, as further amended by Amendment No. 2 to Acquisition Agreement dated as of October 27, 2005 (as amended, the “Acquisition Agreement”), by and among the Company, Cowboy Acquisition Corp., a Texas corporation and indirect, wholly-owned subsidiary of the Company, MHA and James C. Merritt and Joseph E. Hawkins. The Acquisition Agreement obligates the Company to file a resale registration statement on Form S-3, to be filed by March 10, 2006, relating to shares of the Company’s common stock to be issued in the acquisition. The purchase price is comprised of $160.0 million plus acquisition costs estimated to be $1.5 million, the assumption of $5.5 million of debt and an earn-out payment of up to $51.9 million of additional consideration based on the twelve months ended 2005 performance of MHA, of which $35 million is guaranteed. The initial $160 million of consideration was, and the earn-out will be, paid approximately 75% in cash and 25% in unregistered shares of the Company’s common stock. The cash portion of the purchase price was financed in part through the incurrence of additional indebtedness described below under “Second Amended and Restated Credit Agreement.” Other than the Acquisition Agreement and the transactions contemplated thereby, there is no material relationship between AMN or its affiliates and any other parties to the Acquisition Agreement. The disclosure set forth in this section is intended to satisfy the Company’s disclosure obligations with respect to the MHA acquisition under Item 2.01 of Form 8-K.

In connection with the MHA acquisition, we entered into an Amended and Restated Registration Rights Agreement, dated as of November 2, 2005 (the “Registration Rights Agreement”), by and among the Company, Steven Francis, the Francis Family Trust dated May 24, 1996, as amended (together with Steven Francis, the “Francis stockholders”), James C. Merritt and Joseph E. Hawkins. Under the terms of the Registration Rights Agreement, subject to several exceptions, including our right to defer a demand registration under certain circumstances, the Francis stockholders may require that we register for public resale all shares of common stock they request be registered at certain times so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of $5 million or more. The Francis stockholders may demand two registrations for firm commitment underwritten offerings. The Francis stockholders also have the unlimited right to require us to register the sale of the common stock held by them on Form S-3, subject to offering size and other restrictions. The other stockholders that are parties to the Registration Rights Agreement are entitled to piggyback registration rights with respect to any registration request made by the Francis stockholders. If the registration requested is in the form of a firm commitment underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows: (i) shares offered by the Francis stockholders, (ii) shares offered by stockholders party to the Registration Rights Agreement other than the Francis stockholders, (iii) shares held by other Company stockholders to be included in such registration, and (iv) shares offered by us.

In addition, the stockholders party to the Registration Rights Agreement were granted piggyback rights on any registration for our account or the account of another stockholder. If the managing underwriter in an underwritten offering determines that the number of securities offered in a piggyback registration would jeopardize the success of the offering, the number of shares included in the offering shall be determined as follows: (i) shares offered by us for our own account and (ii) shares offered by the Francis stockholders, (iii) shares offered by other Company stockholders (including Messrs. Merritt and Hawkins) to be included in such registration (pro rata, based on their respective ownership of our common equity).

The foregoing descriptions of the Acquisition Agreement and Registration Rights Agreement are summaries only. The foregoing descriptions are qualified in their entirety by reference to the actual agreements.

The Company intends to file the required financial statements of MHA and pro forma financial information in a Current Report on Form 8-K within 71 days of this report.

Second Amended and Restated Credit Agreement

On November 2, 2005, the Company entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) by and among the Company, AMN Healthcare, Inc., as borrower (the “Borrower”), certain subsidiaries of the Borrower from time to time party thereto as guarantors, the several lenders from time to time party thereto as lenders (the “Lenders”) and Bank of America, N.A. as administrative agent for the Lenders, to provide for certain credit facilities (the “Credit Facilities”) of up to $280 million consisting of a $75 million secured revolving credit facility (with a $30 million letter of credit sub-facility and a $15 million swingline sub-facility) and a $205 million secured term loan facility. The Company and each domestic subsidiary of the Borrower (the “Guarantors”) have guaranteed the obligations of the Borrower under the New Credit Agreement. The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under a prior credit agreement to which the Company was a party and to provide financing for the acquisition of MHA and related transaction costs. The Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company and its subsidiaries.

Borrowings under the New Credit Agreement are secured by substantially all of the assets of the Borrower and the Guarantors. The maturity date of the Credit Facilities is in November 2010 for the secured revolving credit facility portion of the Credit Facilities and November 2011 for the secured term loan facility portion of the Credit Facilities.

The secured revolving credit facility portion of the Credit Facilities currently carries an unused fee of between 0.5% and 0.375% per annum based upon the Company’s current Leverage Ratio (as defined in the New Credit Agreement), and there are no mandatory reductions in the revolving commitment under the secured revolving credit facility portion of the Credit Facilities. Borrowings under the revolving credit facility portion of the Credit Facilities bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Borrower, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on the Company’s current Leverage Ratio.

The six year, $205 million secured term loan facility portion of the Credit Facilities is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the secured term loan facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the secured term loan facility payable quarterly from December 31, 2007 through December 31, 2010 with any remaining amounts payable in 2011. These quarterly payments begin on June 30, 2006 with an initial payment of approximately $5.1 million. Voluntary prepayments of the secured term loan facility portion of the Credit Facilities are applied as the Borrower may elect, including ratably to the remaining quarterly amortization payments. Borrowings under the secured term loan facility portion of the Credit Facilities bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.75% to 2.00% and 0.75% to 1.00%, respectively, to be determined based on our current leverage ratio.

The Borrower is required to make additional customary mandatory prepayments on the secured term loan facility portion of the Credit Facilities with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances.

The Borrower is also required to make mandatory prepayments on the secured term loan facility portion of the Credit Facilities within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006, in an amount equal to 50% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments.

The New Credit Agreement contains various customary affirmative and negative covenants that limit, among other things, the Company and its subsidiaries’ ability to:

•	make dividends on, and redemptions and repurchases of, capital stock;

•	incur liens and enter into sale-leaseback transactions;

•	make loans and investments;

•	incur debt and hedging arrangements and make payments on certain debt;

•	enter into mergers, acquisitions and asset sales or liquidate or dissolve;

•	enter into transactions with affiliates;

•	make capital expenditures;

•	make changes in business activities; and

•	expand foreign operations.

The New Credit Agreement also contains financial covenants that require the Borrower to maintain a maximum Leverage Ratio and a minimum Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement).

The payment obligations under the New Credit Agreement may be accelerated upon the occurrence of defined events of default, including the following:

•	failure to pay principal, interest, fees or other amounts when due under the Credit Facilities;

•	events of insolvency or bankruptcy;

•	failure of any representation or warranty to be true in all material respects when made;

•	material ERISA events;

•	failure to comply with covenants in the New Credit Agreement and the other loan documents;

•	material judgments or seizures of assets;

•	cross-acceleration and cross-default under other material indebtedness;

•	actual or asserted invalidity of any guaranty or security document; and

•	change of control.

The foregoing description of the New Credit Agreement is a summary and does not contain all of the exceptions and qualifications that may apply. A copy of the New Credit Agreement is filed as Exhibit 10.1 to this report. The foregoing description of the New Credit Agreement is qualified in its entirety by reference to the actual agreement.

The Lenders and their affiliates have provided, and may in the future provide, various investment banking, commercial banking and other financial services for us for which services they have received, and may in the future receive, customary fees. Banc of America Securities LLC served as an underwriter in two recent secondary offerings of the Company’s common stock.

Item 6.    Exhibits.

Exhibit No.	Description of Document
2.1	Acquisition Agreement, dated as of October 5, 2005, by and among AMN Healthcare Services, Inc., Cowboy Acquisition Corp., The MHA Group, Inc. and James C. Merritt and Joseph E. Hawkins**

2.2

Amendment No. 1 to Acquisition Agreement, dated as of October 21, 2005, by and among AMN Healthcare Services, Inc., Cowboy Acquisition Corp., The MHA Group, Inc. and James C. Merritt and Joseph E. Hawkins*

2.3

Amendment No. 2 to Acquisition Agreement, dated as of October 21, 2005, by and among AMN Healthcare Services, Inc., Cowboy Acquisition Corp., The MHA Group, Inc. and James C. Merritt and Joseph E. Hawkins*

4.1

Amended and Restated Registration Rights Agreement, dated as of November 2, 2005, among AMN Healthcare Services, Inc., Steven Francis, the Francis Family Trust dated May 24, 1996, James C. Merritt and Joseph E. Hawkins.*

10.1

Second Amended and Restated Credit Agreement by and among Bank of America, N.A., AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc. and AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., MHA Allied Consulting, Inc., as guarantors, dated November 2, 2005*

10.2	Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Steven C. Francis*

10.3	Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat*

10.4	Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and R. Jeffrey Harris*

10.5	Form of Indemnification Agreement*

10.6	The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc.*

31.1	Certification by Susan R. Nowakowski, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer, Chief Accounting Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer, Chief Accounting Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on October 6, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	Chief Executive Officer and President

Date: November 7, 2005

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer and Chief Financial Officer