Form 10-Q
period 2006-03-31
AMN HEALTHCARE SERVICES INC
filed 2006-05-05
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2006, there were 32,486,504 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,320	$19,110
Accounts receivable, net of allowance of $2,599 and $2,375 at March 31, 2006 and December 31, 2005, respectively	152,917	154,926
Prepaid expenses	13,611	12,763
Income tax receivable	10,505	8,311
Deferred income taxes, net	27,917	31,305
Other current assets	2,182	1,848

Total current assets	217,452	228,263
Fixed assets, net	20,082	20,164
Deposits and other assets	10,091	7,964
Goodwill, net	241,132	240,844
Intangible assets, net	120,101	121,152

Total assets	$608,858	$618,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$7,119	$—
Accounts payable and accrued expenses	20,498	19,092
Accrued compensation and benefits	32,183	32,208
Current portion of notes payable	12,813	10,250
Deferred revenue	7,889	7,610
Other current liabilities	24,580	59,018

Total current liabilities	105,082	128,178
Notes payable, less current portion	192,187	194,750
Deferred income taxes, net	67,014	65,132
Other long-term liabilities	25,705	37,127

Total liabilities	389,988	425,187

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,283 and 43,747 shares issued at March 31, 2006 and December 31, 2005, respectively	443	437
Additional paid-in capital	361,321	355,762
Treasury stock, at cost (11,830 and 12,551 shares at March 31, 2006 and December 31, 2005, respectively)	(198,435)	(210,529)
Retained earnings	54,658	47,784
Accumulated other comprehensive income (loss)	883	(254)

Total stockholders’ equity	218,870	193,200

Total liabilities and stockholders’ equity	$608,858	$618,387

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue	$254,265	$156,842
Cost of revenue	185,964	121,125

Gross profit	68,301	35,717

Operating expenses:
Selling, general and administrative	47,892	26,286
Depreciation and amortization	2,466	1,079

Total operating expenses	50,358	27,365

Income from operations	17,943	8,352
Interest expense, net	4,147	1,756

Income before income taxes	13,796	6,596
Income tax expense	5,495	2,603

Net income	$8,301	$3,993

Net income per common share:
Basic	$0.26	$0.14

Diluted	$0.24	$0.13

Weighted average common shares outstanding:
Basic	32,095	28,376

Diluted	34,712	31,461

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2006

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	43,747	$437	$355,762	$(210,529)	$47,784	$(254)	$193,200
Issuance of treasury stock for acquisition earnout	—	—	—	12,094	(1,427)	—	10,667
Exercise of stock options	536	6	3,200	—	—	—	3,206
Income tax benefit from stock option exercises	—	—	992	—	—	—	992
Stock-based compensation	—	—	1,367	—	—	—	1,367
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	1,151	1,151
Net income	—	—	—	—	8,301	—	8,301

Total comprehensive income							9,438

Balance, March 31, 2006	44,283	$443	$361,321	$(198,435)	$54,658	$883	$218,870

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$8,301	$3,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,466	1,079
Provision for bad debts	344	202
Non-cash interest expense	1,030	255
Provision for deferred income taxes	5,495	618
Non-cash stock-based compensation	1,367	40
Gain on disposal or sale of fixed assets	—	(63)
Changes in assets and liabilities:
Accounts receivable	1,665	(1,592)
Prepaid expenses and other current assets	(1,046)	(364)
Income taxes receivable	(2,677)	734
Deposits and other assets	(889)	(33)
Accounts payable and accrued expenses	1,406	(1,254)
Accrued compensation and benefits	(25)	10,001
Other liabilities	588	3,318

Net cash provided by operating activities	18,025	16,934

Cash flows from investing activities:
Purchase and development of fixed assets	(1,541)	(771)
Cash paid for acquisition earnout	(35,963)	—

Net cash used in investing activities	(37,504)	(771)

Cash flows from financing activities:
Capital lease repayments	(105)	(82)
Proceeds from issuance of notes payable	—	2,500
Payments on notes payable	—	(11,716)
Proceeds from issuance of common stock	3,206	828
Excess tax benefit from stock option exercises	483	—
Change in bank overdraft	7,119	(1,093)

Net cash provided by (used in) financing activities	10,703	(9,563)

Effect of exchange rate changes on cash	(14)	10

Net increase (decrease) in cash and cash equivalents	(8,790)	6,610
Cash and cash equivalents at beginning of period	19,110	3,908

Cash and cash equivalents at end of period	$10,320	$10,518

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $14 and $9 capitalized for the three months ended March 31, 2006 and 2005, respectively)	$3,488	$1,493

Cash paid for income taxes	$2,194	$1,231

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$71	$—

Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$1,137	$162

Issuance of treasury stock for acquisition earnout	$10,667	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. The Company completed its acquisition of The MHA Group, Inc. and subsidiaries (“MHA”) in November 2005. Thus, the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the quarter ended March 31, 2005 do not include the results of operations and cash flows of MHA. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items, except as described below. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

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

During the three months ended March 31, 2005, the Company recorded a $0.9 million correcting adjustment to increase its workers’ compensation reserve, resulting in a $0.6 million decrease to net income, in order to expense claim administration fees incurred during fiscal years 2002, 2003 and 2004 that had been previously incorrectly applied against the workers’ compensation reserve. During the same period, the Company recorded a $0.3 million correcting adjustment to decrease accumulated depreciation and depreciation expense, resulting in a $0.2 million increase to net income, for excess depreciation incorrectly recorded during fiscal years 2003 and 2004. The Company recorded the cumulative impact of these two accounting corrections during the first quarter of 2005, as the amounts were not material to fiscal years 2002, 2003, 2004 or 2005.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2005 have been reclassified to conform to the three months ended March 31, 2006 presentation.

2.	STOCK-BASED COMPENSATION

In July 2001, the 2001 Stock Option Plan was established to provide a means to attract and retain employees. In May 2004, the 2001 Stock Option Plan was renamed the Stock Option Plan, and an additional 2,000,000 options were authorized for issuance to increase the maximum number of options to be granted under the plan to 4,178,000. Subject to certain conditions, unless the plan is otherwise modified, a maximum of 544,500 options may be granted to any one person in any calendar year. Exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Unless otherwise provided at the time of the grant, the options shall vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. Upon optionee exercise of outstanding stock options, the Company issues shares from its authorized but unissued common stock. The plan expires on the tenth anniversary of the effective date.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 1999, the Company established two performance stock option plans (the 1999 Plans) to provide for the grant of options to the Company’s upper management. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. During 2000, options for an additional 1,493,000 shares were reserved under the 1999 Plans. Options under the 1999 Plans began vesting at 25% per year beginning in the year 2000 provided certain earnings performance criteria were met and the grantee remained an employee. If the Company did not meet the performance criteria for a particular year, the portion of the option which was eligible to become vested terminated. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and at March 31, 2006 are fully exercisable. Upon optionee exercise of outstanding stock options, the Company issues shares from its authorized but unissued common stock. All previously granted options under the 1999 Plans expire in 2009.

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Share-Based Payment. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no outstanding awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123R using a modified prospective application. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), adjusted for estimated forfeitures. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures under SFAS No. 123.

The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. Prior to January 1, 2006, for disclosure purposes under SFAS No. 123, the Company estimated the volatility of its common stock at the date of grant based on a combination of the company’s historical volatility rate and the volatility rate of comparable companies. The Company estimated the expected term based on historical exercise patterns, and based the dividend yield assumption on historical dividend payouts, which is zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee options. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are the vesting periods. The Company did not issue awards during the three months ended March 31, 2006, therefore no fair value estimation was required and no stock-based compensation expense was recorded during the three months ended March 31, 2006 related to 2006 grants.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the total estimated stock-based compensation expense, related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2006, in accordance with SFAS No. 123R (in thousands, except per share amounts):

Three Months Ended March 31, 2006
Stock-based employee compensation before tax	$1,367
Related income tax benefits	(544)

Stock-based employee compensation, net of tax	$823

Net stock-based employee compensation per common share:
Basic	$0.03

Diluted	$0.02

In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company presented excess tax benefits for the exercise of stock options as a financing activity in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits associated with stock option exercises as an operating cash flow activity. For the three months ended March 31, 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $483,000 for excess tax benefits related to stock options exercised during the period. As of March 31, 2006, there was $10.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize such cost over a weighted average period of 2.4 years.

The following table summarizes option activity for the quarter ended March 31, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,171	$9.55
Granted	—	$—
Exercised	(536)	$5.98
Cancelled	(16)	$14.37

Outstanding at March 31, 2006	6,619	$9.83	5.9	$58,843

Exercisable at March 31, 2006	4,517	$7.88	4.7	$48,964

Prior to adopting the provisions of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, to account for its stock option plans. Under this method, compensation expense for fixed plans was recognized only if, on the date of grant, the then current market price of the underlying stock exceeds the exercise price, and was recorded on a straight-line basis over the applicable vesting period. Compensation expense for variable plans was measured at the end of each reporting period until the related performance criteria were met and was measured based on the excess of the then current market price of the underlying stock over the exercise price.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation expense previously recorded for unvested employee stock-based compensation awards that were forfeited upon employee termination was reversed in the period of forfeiture. SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Had compensation expense been recognized for stock-based compensation during the three months ended March 31, 2005 by applying the fair value provisions of SFAS No. 123, net income and earnings per common share would have been recorded as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$3,993
Deduct: Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(759)

Pro forma net income	$3,234

Earnings per common share:
Basic—as reported	$0.14

Basic—pro forma	$0.11

Diluted—as reported	$0.13

Diluted—pro forma	$0.10

The pro forma effects of estimated stock-based compensation expense on net income and earnings per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

Three Months Ended March 31, 2005
Expected life	5 years
Risk-free interest rate	3.5%
Volatility	51%
Dividend yield	0%

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock options.

Options to purchase 2,496,000 and 1,512,000 shares of common stock for the three month periods ended March 31, 2006 and 2005, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the periods ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$8,301	$3,993

Weighted average common shares outstanding—basic	32,095	28,376

Net income per common share—basic	$0.26	$0.14

Weighted average common shares outstanding—basic	32,095	28,376
Plus dilutive stock options	2,617	3,085

Weighted average common shares outstanding—diluted	34,712	31,461

Net income per common share—diluted	$0.24	$0.13

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended March 31, 2006 and 2005, comprehensive income was $9,438,000 and $4,155,000 and included a $1,151,000 and $152,000 unrealized gain on interest rate swap arrangements, net of tax, and a $(14,000) and $10,000 foreign currency translation adjustment (loss) gain, respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2006 and December 31, 2005, the Company had the following intangible assets (in thousands):

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Staffing databases	$1,600	$(131)	$1,600	$(52)
Customer relationships	32,000	(940)	32,000	(368)
Tradenames and trademarks	1,200	(99)	1,200	(39)
Noncompete agreements	1,150	(283)	1,150	(222)
Deferred financing costs	7,576	(1,872)	7,576	(1,593)

	$43,526	$(3,325)	$43,526	$(2,274)

Intangible assets not subject to amortization:
Goodwill (1)	$251,584	$(10,452)	$251,296	$(10,452)
Tradenames and trademarks	79,900	—	79,900	—

	$331,484	$(10,452)	$331,196	$(10,452)

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of goodwill was $241,132,000 and $240,844,000 as of March 31, 2006 and December 31, 2005, respectively. The increase in goodwill resulted from additional acquisition costs related to the acquisition of MHA.

Aggregate amortization expense for the intangible assets presented in the above table was $1,051,000 and $280,000 for the three months ended March 31, 2006 and 2005, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets, including deferred financing costs, as of March 31, 2006 is as follows (in thousands):

Amount
Nine months ending December 31, 2006	$3,118
Year ending December 31, 2007	4,153
Year ending December 31, 2008	4,153
Year ending December 31, 2009	4,144
Year ending December 31, 2010	3,936
Thereafter	20,697

$40,201

6.	SEGMENT INFORMATION

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

The Company provides hospital and healthcare facilities with temporary staffing for physicians, nurses and allied healthcare professionals and permanent physician placement services through the use of several brand names, each having their own marketing and supply distinction. The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purposes of evaluating performance and allocating resources. Prior to fiscal year 2005, the Company believes it operated in a single segment, healthcare staffing for hospitals and healthcare facilities. With the acquisition of MHA in November 2005, the Company has two reportable operating segments: nurse and allied healthcare staffing segment and physician staffing segment.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets and amortization of stock-based compensation expense. Management believes that segment operating income is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with United States generally accepted accounting principles. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Nurse and allied healthcare staffing	$177,724	$156,842
Physician staffing	76,541	—

	$254,265	$156,842

Segment operating income:
Nurse and allied healthcare staffing	$14,950	$9,471
Physician staffing	6,826	—

	21,776	9,471
Depreciation and amortization	2,466	1,079
Non-cash stock-based compensation	1,367	40
Interest expense, net	4,147	1,756

Income before income taxes	$13,796	$6,596

7.	ACQUISITION

On November 2, 2005, the Company acquired MHA and recorded the acquisition using the purchase method of accounting. Thus, the results of operations from MHA are included in the Company’s consolidated financial statements from the acquisition date. The total purchase price of $210.3 million consisted of (i) an initial price of $160.0 million, paid approximately 75% in cash, excluding a $15.0 million holdback for potential claims indemnified by the MHA shareholders, and approximately 25% in unregistered shares of the Company’s common stock, (ii) a contingent purchase price of $47.3 million, paid in March 2006 approximately 75% in cash and 25% in unregistered shares of the Company’s common stock, and (iii) $3.0 million of direct acquisition costs. The purchase price included contingent consideration based on the financial performance of MHA for the twelve months ended December 31, 2005. The earn-out of $47.3 million was finalized on December 31, 2005 and recorded as additional purchase price at its fair value. The holdback, net of any indemnified claims made against the selling shareholders, will be released to the selling shareholders in March 2007. In addition to cash consideration paid, the Company issued 2.3 million unregistered shares of common stock in connection with the acquisition of MHA, and issued an additional 0.7 million unregistered shares on March 9, 2006 for payment of earnout amounts as provided in the acquisition agreement. The cash and stock components of the earnout and holdback, as well as the stock portion of the initial purchase price, have been recorded at their fair values, including discounts for restrictions on the marketability of the stock and the timing of expected future cash payments. The unregistered shares of common stock were registered with a Registration Statement on Form S-3 (File No. 333-132371) (“Registration Statement”) on March 13, 2006. The Registration Statement became effective on March 22, 2006.

The following summary presents pro forma consolidated results of operations for the three months ended March 31, 2005 as if the acquisition of MHA described above had occurred at the beginning of that period. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring professional service fees, the amortization of intangible assets and interest expense on acquisition related debt and accretion of fair valued liabilities. The pro forma financial information is not necessarily indicative of the operating results

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Unaudited Three Months Ended March 31, 2005 (in thousands, except per share amounts)
Revenue	$224,946
Income from operations	$11,490
Net income	$4,515

Net income per common share:
Basic	$0.14

Diluted	$0.13

Weighted average common shares:
Basic	31,300

Diluted	34,507

8.	SUBSEQUENT EVENTS

On April 12, 2006, the Company granted equity awards comprised of restricted stock units and stock appreciation rights pursuant to the AMN Healthcare Equity Plan (“Equity Plan”). The Equity Plan was adopted by the Company’s Board of Directors, and subsequently approved by the Company’s shareholders on April 12, 2006. An aggregate of 0.3 million restricted stock units and an aggregate of 0.4 million stock appreciation rights were granted to employees, officers and directors of the Company.

On April 28, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with several former MHA stockholders (the “Selling Stockholders”), to purchase from them an aggregate of 1,852,000 shares of the Company’s common stock issued in connection with the acquisition of MHA. Certain of the Selling Stockholders are officers of MHA. The share purchase price will be the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceding the closing date. The Stock Purchase Agreement contains customary representations and warranties and certain closing conditions, such as the Company having received at least $45 million of debt financing and requisite lender approval under its credit facility. The closing is expected to occur on or about May 15, 2006.

On May 1, 2006, the Company entered into a First Amendment (the “First Amendment”) to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated November 2, 2005. The First Amendment provides that the Company may request, on a one-time basis and subject to meeting certain conditions, an additional term loan in an amount not to exceed $45 million, subject to obtaining commitments from existing or new lenders. The First Amendment also resets the applicable interest rate for the term loans based upon the Company’s then current leverage ratio and permits the repurchase of up to $45 million of the Company’s capital stock (subject to certain conditions).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.”

Overview

We are the largest temporary healthcare staffing company in the United States. As the leading nationwide provider of travel nurse and allied healthcare staffing services and the largest provider of locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician groups and other healthcare facilities throughout the United States.

We completed our acquisition of The MHA Group, Inc. (“MHA”) in November 2005, therefore the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the quarter ended March 31, 2005 do not include the results of operations and cash flows of MHA. For the three months ended March 31, 2006, we recorded revenue of $254.3 million, as compared to revenue of $156.8 million for the three months ended March 31, 2005. We recorded net income of $8.3 million for the three months ended March 31, 2006, as compared to net income of $4.0 million for the three months ended March 31, 2005.

Both our temporary healthcare staffing services and permanent placement services are marketed to two distinct customer bases: (1) healthcare professionals and (2) hospitals, healthcare facilities and physician practice group clients. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract nursing and allied healthcare professionals in the United States and internationally. We market our nurse and allied healthcare professional staffing to our healthcare professionals under multiple recruitment brands including American Mobile Healthcare, Medical Express, NurseChoice InDemand, NursesRx, Preferred Healthcare Staffing, Med Travelers, RN Demand, and O’Grady Peyton International. Each brand has distinct clinician focus, market strengths and brand reputation. We market our travel nursing services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to healthcare professionals from several recruitment brands. We market allied services to our clients under the brand name Med Travelers, and we market long-term nursing services to our clients under the brand name O’Grady Peyton International. We market our locum tenens and physician permanent placement services under the brand names Staff Care, Inc. and Merritt, Hawkins & Associates, respectively, to both healthcare professionals and hospital and healthcare facilities and physician staffing groups.

Physicians, nurses and allied healthcare professionals join us on temporary assignments for a wide variety of reasons that include: seeking flexible work opportunities, exploring different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, escaping the demands and political environment of working as permanent staff and working through life and career transitions.

Our large number of hospital and healthcare facility clients provides us with the opportunity to offer temporary or permanent positions in all 50 states and in a variety of work environments and clinical settings. In addition, we provide our temporary healthcare professionals with an attractive benefits package that may include free or subsidized housing, free or reimbursed travel, competitive pay, professional development opportunities, a 401(k) plan, and health and professional liability insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former temporary healthcare professionals.

Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center, The University of Chicago Hospitals, Mayo Health System and The Johns Hopkins Hospital. We also provide services to military facilities, sub-acute healthcare facilities, physician practice groups, dialysis centers, clinics and schools.

As of March 31, 2006, we had healthcare professionals on assignment at over 1,500 different healthcare facility clients. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances such as attrition, the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short-term, long-term and permanent staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service, our ability to offer a large national network of temporary healthcare professionals and our ability to provide temporary staffing solutions while we assist the facility in filling permanent staffing needs.

Recent Trends

It is estimated that from 1997 through 2005, the temporary healthcare staffing industry grew at a compound annual growth rate of approximately 9%, growing each year except 2003 and 2004, in which the industry declined on an annual basis. During the decline, the locum tenens market was estimated to have grown by approximately 17% and 11% in 2003 and 2004, respectively, while the travel nurse staffing market was estimated to have declined by approximately 9% in 2003 and 2004. In 2005, the locum tenens and travel nurse staffing markets grew by approximately 12% and 1%, respectively, as compared to the overall temporary healthcare industry growth rate of approximately 3%. We believe that the growth of the locum tenens market is in part attributable to the growing physician shortage, the relative immaturity of the market for temporary physicians and the financial justification for use of temporary physicians by hospitals and healthcare facilities to generate incremental revenue.

The overall temporary healthcare staffing industry is expected to grow modestly in 2006, which we believe in part reflects favorable economic conditions and an increase in healthcare job openings and turnover. While the staffing opportunities available to healthcare professionals are anticipated to increase as the industry grows, the available supply of professionals is not expected to keep pace with the increase in demand.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, contingencies and litigation, and valuation and recognition of share-based payments. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2005, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (“SFAS”), No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have thereafter performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2005, we determined that there was no impairment of goodwill and indefinite lived intangible assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. SFAS No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We analyze our amortizable intangible assets for impairment in accordance with the provisions of SFAS No. 144, and we have determined that there is no impairment. As of March 31, 2006 and December 31, 2005, we had $241.1 million and $240.8 million of goodwill, respectively, net of accumulated amortization, and $120.1 million and $121.2 million, respectively, of net intangible assets recorded on our consolidated balance sheets.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. For the physician staffing segment, we obtain updated actuarial studies on a regular basis that use both reported claims and incurred, but not reported, claims for each year to determine the appropriate reserves. As of March 31, 2006 and December 31, 2005, we had $14.3 million and $13.9 million, respectively, accrued for professional liability retention, of which $1.3 million and $1.9 million, respectively, was classified as a current liability. The increase in the professional liability accrual was related to an increase in expected claims incurred, but not reported, during the three months ended March 31, 2006, offset by payments made during the period.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at March 31, 2006 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at quarter-end. As of March 31, 2006 and December 31, 2005, we had $2.6 million and $2.4 million, respectively, accrued for incurred, but not reported, health insurance claims. The increase in the accrual was primarily related to unfavorable trends in insurance claims paid and a small increase in the reporting and processing time for claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of March 31, 2006 and December 31, 2005, we had $8.7 million and $10.1 million, respectively, accrued for workers compensation claims, of which $2.5 million and $3.0 million, respectively, was classified as a current liability. The decrease was attributable to an actuarial-based reserve reduction of $1.6 million based on favorable historical claims experience, offset by the fact that claim payments made against the reserve during the first quarter of 2006 for the current and prior years are lagging behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last four years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating the credit risk for individual customer receivables, considering the financial condition of each customer and historical payment trends, delinquency trends, credit histories of customers and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of March 31, 2006 and December 31, 2005, our allowance for doubtful accounts was $2.6 million and $2.4 million, respectively.

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

Share-Based Payments

Prior to January 1, 2006, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We also provided disclosures in accordance with the requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the accompanying condensed consolidated financial statements. Prior to January 1, 2006, for disclosure purposes under SFAS No. 123, we estimated the volatility of our common stock at the date of grant based on a combination of our historical volatility rate and the volatility rate of comparable companies, and we estimated the expected term based on historical exercise patterns, both consistent with the provisions of SFAS No. 123. The dividend yield assumption is based on historical dividend payouts, which is zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options. Due to the fact that there were no option grants during the quarter ended March 31, 2006, these estimates have not been employed since implementation of SFAS No. 123R. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income and earnings per share.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of operations data as a percentage of our revenue. Our results of operations include a nurse and allied healthcare staffing segment and a physician staffing segment. We completed our acquisition of MHA in November 2005, therefore the condensed consolidated statement of operations for the quarter ended March 31, 2005 does not include the results of operations of MHA. Our results of operations are reported on a consolidated basis as segment data is not meaningful due to the fact that there was only one reportable segment during the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	73.1	77.2

Gross profit	26.9	22.8
Selling, general and administrative	18.8	16.8
Depreciation and amortization expense	1.0	0.7

Income from operations	7.1	5.3
Interest expense, net	1.6	1.1

Income before income taxes	5.5	4.2
Income tax expense	2.2	1.7

Net income	3.3%	2.5%

Comparison of Results for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenue.    Revenue increased 62%, to $254.3 million for the three months ended March 31, 2006 from $156.8 million for the same period in 2005. Of the $97.5 million increase, $87.3 million was attributable to the acquisition of MHA in November 2005, $6.7 million was attributable to the organic increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, and $4.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. These increases were partially offset by a decrease in the average number of temporary healthcare professionals on assignment which reduced revenue by $0.5 million.

Cost of Revenue.    Cost of revenue increased 54%, to $186.0 million for the three months ended March 31, 2006 from $121.1 million for the same period in 2005. Of the $64.9 million increase, $60.0 million was attributable to the acquisition of MHA in November 2005, $1.9 million was attributable to net increases in compensation provided to our temporary healthcare professionals, which is net of a $1.4 million actuarial-based reduction to our workers compensation reserve during the three months ended March 31, 2006 and a $0.9 million correcting adjustment to increase our workers’ compensation reserve during the three months ended March 31, 2005, and $3.4 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. These increases were partially offset by a decrease of $0.4 million attributable to the decrease in the average number of temporary healthcare professionals on assignment.

Gross Profit.    Gross profit increased 91%, to $68.3 million for the three months ended March 31, 2006 from $35.7 million for the same period in 2005, representing gross margins of 26.9% and 22.8%, respectively. The increase in gross margin was primarily attributable to an increase in the spread between bill rates and pay rates, the addition of the higher gross margin physician staffing segment through the acquisition of MHA in

November 2005, the $1.4 million workers compensation reserve reduction in the current year based on favorable historical claims experience, and the $0.9 million correcting adjustment to the workers compensation reserve in the prior year.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 82%, to $47.9 million for the three months ended March 31, 2006 from $26.3 million for the same period in 2005. Of the $21.6 million increase, $19.8 million was attributable to the acquisition of MHA in November 2005, $1.3 million was attributable to the increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R on January 1, 2006, and the remaining $0.5 million increase was primarily attributable to increases in employee expenses and professional services costs, partially offset by decreases in professional liability insurance expenses.

Depreciation and Amortization Expense.    Amortization expense increased to $0.8 million for the three months ended March 31, 2006 from less than $0.1 million for the same period in 2005. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of MHA in November 2005. Depreciation expense increased 55%, to $1.7 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. Of the $0.6 million increase, $0.3 million was attributable to the acquisition of MHA in November 2005, with the remaining $0.3 million increase primarily attributable to a correcting adjustment of depreciation expense during the three months ended March 31, 2005.

Interest Expense, Net.    Interest expense, net, was $4.1 million for the three months ended March 31, 2006 as compared to $1.8 million for the same period in 2005. The $2.3 million increase was attributable to the $112.5 million increase in debt outstanding from March 31, 2005 to March 31, 2006 as well as imputed interest expense related to the acquisition of MHA.

Income Tax Expense.    Income tax expense increased to $5.5 million for the three months ended March 31, 2006 from $2.6 million for the same period in 2005, reflecting effective income tax rates of 39.8% and 39.5% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2006, $205 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At March 31, 2006, our days sales outstanding (“DSO”) was 54 days. At March 31, 2005, our DSO was 63 days and at December 31, 2005, our DSO was 57 days. The decrease in DSO compared to March 31, 2005 was in part due to the acquisition of MHA in November 2005, which historically has lower DSO than that of the Company prior to the acquisition of MHA, as well as improvements in billing and collection processes. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $1.1 million from $16.9 million in the three months ended March 31, 2005 to $18.0 million in the three months ended March 31, 2006. This increase in net cash provided by operations was primarily driven by increased earnings compared to the three months ended March 31, 2005 and the tax effects of temporary differences that give rise to significant portions of deferred income taxes, offset by the timing of payroll disbursements.

Investing Activities:

Our business acquisition expenditures were $36.0 million during the three months ended March 31, 2006, compared to $0 in the same period of 2005. Of the $36.0 million of expenditures during the three months ended March 31, 2006, we paid $35.7 million related to the cash portion of the earnout payment for the November 2005 acquisition of MHA, which was paid on March 10, 2006 with cash on hand. The remaining $0.3 million related to transaction costs incurred during the three months ended March 31, 2006.

We continue to have relatively low capital investment requirements. Capital expenditures were $1.5 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. For the first three months of 2006, our primary capital expenditures were $1.0 million for purchased and internally developed software and $0.5 million for computers, leasehold improvements, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the three months ended March 31, 2006.

Financing Activities:

On November 2, 2005, in connection with the acquisition of MHA, we amended and restated our existing credit facility. Our new credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a new $205.0 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the cash portion of the initial $145.0 million of acquisition consideration, net of the $15.0 million holdback, and related acquisition and financing costs of $3.0 million and $4.8 million, respectively.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.5% and 0.375% per annum based on our current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations.

The six year, $205.0 million term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. These quarterly payments begin on June 30, 2006 with an initial payment of $5.1 million. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly amortization payments. Borrowings under this term loan facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.75% or 2.00% and 0.75% or 1.00%, respectively, to be determined based on our current leverage ratio.

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

We are required to maintain a maximum leverage ratio as of the end of each fiscal quarter of not more than 3.75 to 1.00 for the fiscal quarter ending March 31, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter of not less than 2.00 to 1.00 for the fiscal quarter ending March 31, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at March 31, 2006.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning May 2006 until November 2008.

In October 2003, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on the first $30 million of our outstanding variable rate debt under our credit facility whereby we pay a fixed rate of 2.65% and receive a floating three-month LIBOR. This agreement expires in September 2006. In June 2005, we entered into two additional interest rate swap agreements. The first agreement has a notional amount of $20 million and became effective in September 2005, whereby we pay a fixed rate of 3.99% and receive a floating three-month LIBOR. The agreement expires in March 2007. The second agreement will become effective in September 2006, with a notional amount of $15 million, whereby we pay a fixed rate of 4.09% and receive a floating three-month LIBOR. This agreement will expire in September 2007. In November 2005, we entered into five additional interest rate swap agreements for notional amounts of $15 million, $10 million, $30 million, $35 million and $50 million, whereby we pay a fixed rate of 4.82%, 4.95%, 4.87%, 4.94%, and 4.97%, respectively, and receive a floating three-month LIBOR. These agreements expire in December 2007, June 2008, December 2008, December 2009 and December 2010, respectively. No initial investments were made to enter into these agreements.

At March 31, 2006 and December 31, 2005, the interest rate swap agreements had a fair value of $1.8 million and ($0.1) million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of March 31, 2006 and December 31, 2005, our credit facility also served to collateralize certain letters of credit aggregating $9.7 million and $9.6 million, respectively, issued by us in the normal course of business.

On April 28, 2006, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with several former MHA stockholders (the “Selling Stockholders”), to purchase from them an aggregate of 1,852,000 shares of our common stock issued in connection with the acquisition of MHA. The share purchase price will be the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceding the closing date. The Stock Purchase Agreement contains customary representations and warranties and certain closing conditions, such as us having received at least $45 million of debt financing and requisite lender approval under our credit facility. The closing is expected to occur on or about May 15, 2006.

On May 1, 2006, we entered into a First Amendment (the “First Amendment”) to our Credit Agreement dated November 2, 2005. The First Amendment provides that we may request, on a one-time basis and subject to meeting certain conditions, an additional term loan in an amount not to exceed $45 million, subject to obtaining commitments from existing or new lenders. The First Amendment also resets the applicable interest rate for the term loans based upon our then current leverage ratio and permits the repurchase of up to $45 million of our capital stock (subject to certain conditions).

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and healthcare staffing needs of our hospital and healthcare facility clients and due to seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our ability to continue to recruit qualified temporary and permanent healthcare professionals at reasonable costs;

•	our ability to retain qualified temporary healthcare professionals for multiple assignments at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•	our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks and physician practice groups on terms attractive to us and to secure orders related to those contracts;

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	changes in the timing of hospital, healthcare facility and physician practice group clients’ orders for temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary and permanent healthcare staffing providers;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	the performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulations;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the impact on our earnings related to share-based payment awards due to changes in accounting rules;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, our Current Reports on Form 8-K and our Registration Statement on Form S-3 (File No. 333-132371). We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2006 and 2005, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million during the three months ended March 31, 2006.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.    Risk Factors.

Other than as set forth below, there have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Due to changes in accounting rules, we are now incurring significant stock-based compensation charges related to share-based payment awards.

In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123R, which requires us to measure all share-based payment awards, including stock options and other stock-based compensation awards, using a fair-value method and to record such expense in the consolidated statements of operations. This change was reflected in the presentation of our condensed consolidated financial statements for the first quarter of fiscal 2006 and reduced our diluted earnings per share by $0.02. The adoption of this standard has had, and will continue to have, a negative impact on our consolidated net income and earnings per share.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, on November 2, 2005, we completed the acquisition of MHA. MHA, through its wholly-owned subsidiaries, provides temporary physician, nurse and allied healthcare staffing services and physician and allied healthcare permanent placement services. The purchase price was comprised of $160.0 million of initial consideration plus acquisition costs of $3.0 million and an earnout payment of $47.3 million based on MHA’s financial performance for the twelve months ended December 31, 2005, which was paid by March 10, 2006. The initial $160.0 million of consideration and the earnout payment were paid approximately 75% in cash and 25% in unregistered shares of the Company’s common stock, par value $0.01 per share. At the closing of the acquisition of MHA, in addition to cash consideration paid, we issued 2.3 million shares of common stock and issued an additional 0.7 million shares on March 9, 2006 for partial payment of the earnout. The issuance of shares of the Company’s common stock in connection with the MHA acquisition were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof and Regulation D, based upon representations that the Company had obtained from each MHA shareholder receiving such shares, including that such shareholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 12, 2006. The matters submitted to a vote of our stockholders were (i) the election of seven directors to our Board of Directors, (ii) adoption of the AMN Healthcare Equity Plan, and (ii) ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Our stockholders elected the following seven directors to our Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld
Steven C. Francis	29,747,478	884,072
Susan R. Nowakowski	30,529,084	102,466
R. Jeffrey Harris	29,049,675	1,581,875
William F. Miller III	29,049,675	1,581,875
Andrew M. Stern	30,518,911	112,639
Douglas D. Wheat	30,481,767	149,783
Kenneth F. Yontz	29,049,675	1,581,875

Our stockholders approved the adoption of the AMN Healthcare Equity Plan. The results of the voting were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
22,082,725	6,712,302	54,740	1,786,083

Our stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The results of the voting were as follows:

Votes For	Votes Against	Abstained
29,864,856	538,406	232,588

Item 5.    Other Information

Registration of Common Stock Issued in Connection With the Acquisition of MHA

On March 13, 2006, we filed a Registration Statement on Form S-3 (File No. 333-132371) (“Registration Statement”) registering a total of 3,046,538 shares of our common stock issued in connection with the acquisition of MHA. The selling shareholders may sell all, a portion or none of their shares at any time, subject to certain notification requirements to us and in the event we do not exercise suspension rights with respect to a proposed sale. The Registration Statement became effective on March 22, 2006.

Common Stock Purchase Agreement

On April 28, 2006, we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with six stockholders (“Selling Stockholders”), to purchase from them an aggregate of 1,852,000 shares of the Company’s common stock issued in connection with the acquisition of MHA. Certain of the Selling Stockholders are officers of MHA. The share purchase price will be the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceding the closing date. The Stock Purchase Agreement contains customary representations and warranties and certain closing conditions, such as the Company having received at least $45 million of debt financing and requisite lender approval under its credit facility. For a period of nine months following the closing date, subject to certain exceptions, the Selling Stockholders may not sell or otherwise dispose of any shares of our common stock or enter into similar derivative transactions with respect to our common stock. The shares of common stock being purchased were registered for resale on a Registration Statement on Form S-3 (File No. 333-132371) (“Registration Statement”). The closing is expected to occur on or about May 15, 2006. Following the closing, in accordance with the Stock Purchase Agreement, the Company will deregister 334,785 shares of the remaining common stock owned by the Selling Stockholders included under the Registration Statement. After the deregistration, there will be 85,355 shares of common stock registered for resale under the Registration Statement owned by stockholders other than the Selling Stockholders.

Registration of Common Stock Reserved for Issuance Under the AMN Healthcare Equity Plan

On April 12, 2006, we filed a Registration Statement on Form S-8 (File No. 333-133227) registering 723,275 shares of our common stock reserved for issuance under the AMN Healthcare Equity Plan. The AMN Healthcare Equity Plan was approved by the Company’s stockholders on April 12, 2006.

Registration of Obligations Under the 2005 Amended and Restated Executive Nonqualified Excess Plan

On April 14, 2006, we filed a Registration Statement on Form S-8 (File No. 333-133305) for the obligations under the Company’s 2005 Amended and Restated Executive Nonqualified Excess Plan.

Item 6.    Exhibits

Exhibit No.	Description of Document
2.1

Stock Purchase Agreement, dated April 28, 2006 by and among AMN Healthcare Services, Inc. and Joseph B. Caldwell, Floyd E. Cotham, Jr., Joseph E. Hawkins, James C. Merritt, Ruth M. Merritt and Mark E. Smith (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated May 1, 2006)

10.1

First Amendment to Second Amended And Restated Credit Agreement, dated as of May 1, 2006, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group, Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc. and Med Travelers, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated May 1, 2006)

10.2	AMN Healthcare Equity Plan (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.3	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement – Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.4	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement – Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.5	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement – Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.6	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement – Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer

Date: May 5, 2006

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer and Chief Financial Officer