Form 10-Q
period 2006-06-30
AMN HEALTHCARE SERVICES INC
filed 2006-08-09
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 31,998,929 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,888	$19,110
Accounts receivable, net of allowance of $3,015 and $2,375 at June 30, 2006 and December 31, 2005, respectively	156,936	154,926
Prepaid expenses	10,233	12,763
Income tax receivable	9,502	8,311
Deferred income taxes, net	25,638	31,305
Other current assets	2,086	1,848

Total current assets	209,283	228,263
Fixed assets, net	21,876	20,164
Deposits and other assets	6,688	7,964
Goodwill, net	241,307	240,844
Intangible assets, net	118,961	121,152

Total assets	$598,115	$618,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$7,446	$—
Accounts payable and accrued expenses	22,799	19,092
Accrued compensation and benefits	35,696	32,208
Current portion of notes payable	10,750	10,250
Deferred revenue	8,000	7,610
Other current liabilities	24,324	59,018

Total current liabilities	109,015	128,178
Notes payable, less current portion	198,875	194,750
Deferred income taxes, net	64,700	65,132
Other long-term liabilities	27,290	37,127

Total liabilities	399,880	425,187

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,397 and 43,747 shares issued at June 30, 2006 and December 31, 2005, respectively	444	437
Additional paid-in capital	366,404	355,762
Treasury stock, at cost (12,680 and 12,551 shares at June 30, 2006 and December 31, 2005, respectively)	(218,800)	(210,529)
Retained earnings	48,568	47,784
Accumulated other comprehensive income (loss)	1,619	(254)

Total stockholders’ equity	198,235	193,200

Total liabilities and stockholders’ equity	$598,115	$618,387

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$261,176	$160,689	$515,441	$317,531
Cost of revenue	191,154	123,521	377,118	244,646

Gross profit	70,022	37,168	138,323	72,885

Operating expenses:
Selling, general and administrative	52,353	26,715	100,245	53,001
Depreciation and amortization	2,524	1,457	4,990	2,536

Total operating expenses	54,877	28,172	105,235	55,537

Income from operations	15,145	8,996	33,088	17,348
Interest expense, net	4,345	1,733	8,492	3,489

Income before income taxes	10,800	7,263	24,596	13,859
Income tax expense	3,529	2,847	9,024	5,450

Net income	$7,271	$4,416	$15,572	$8,409

Net income per common share:
Basic	$0.23	$0.15	$0.49	$0.29

Diluted	$0.21	$0.14	$0.45	$0.27

Weighted average common shares outstanding:
Basic	31,887	28,720	31,990	28,549

Diluted	34,170	31,576	34,467	31,519

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Six Months Ended June 30, 2006

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	43,747	$437	$355,762	$(210,529)	$47,784	$(254)	$193,200
Repurchase of common stock into treasury	—	—	—	(37,534)	—	—	(37,534)
Issuance of treasury stock for acquisition earnout	—	—	—	12,094	(1,427)	—	10,667
Exercise of stock options	650	7	4,053	17,169	(13,361)	—	7,868
Income tax benefit from stock option exercises	—	—	3,431	—	—	—	3,431
Stock-based compensation	—	—	3,158	—	—	—	3,158
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	1,887	1,887
Net income	—	—	—	—	15,572	—	15,572

Total comprehensive income							17,445

Balance, June 30, 2006	44,397	$444	$366,404	$(218,800)	$48,568	$1,619	$198,235

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,572	$8,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,990	2,536
Provision for bad debts	1,363	662
Non-cash interest expense	1,982	655
Provision for deferred income taxes	7,408	1,964
Non-cash stock-based compensation	3,158	81
Loss (gain) on disposal or sale of fixed assets	9	(61)
Changes in assets and liabilities:
Accounts receivable	(3,373)	431
Prepaid expenses and other current assets	2,276	1,052
Deposits and other assets	3,890	(721)
Accounts payable and accrued expenses	3,707	(158)
Accrued compensation and benefits	3,488	6,751
Income taxes payable	(3,525)	101
Other liabilities	1,204	4,466

Net cash provided by operating activities	42,149	26,168

Cash flows from investing activities:
Purchase and development of fixed assets	(4,427)	(1,952)
Cash paid for acquisition, net of cash received	(35,963)	(410)

Net cash used in investing activities	(40,390)	(2,362)

Cash flows from financing activities:
Capital lease repayments	(223)	(155)
Proceeds from issuance of notes payable	30,000	—
Payments on notes payable	(25,375)	(12,804)
Payment of financing costs	(309)	(82)
Repurchase of common stock	(37,534)	—
Proceeds from exercise of stock options	7,868	1,816
Issuance costs of common stock	—	(544)
Excess tax benefit from stock option exercises	2,160	—
Change in bank overdraft	7,446	(1,093)

Net cash used in financing activities	(15,967)	(12,862)
Effect of exchange rate changes on cash	(14)	(14)

Net (decrease) increase in cash and cash equivalents	(14,222)	10,930
Cash and cash equivalents at beginning of period	19,110	3,908

Cash and cash equivalents at end of period	$4,888	$14,838

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $31 and $15 capitalized during the six months ended June 30, 2006 and 2005, respectively)	$7,116	$2,894

Cash paid for income taxes	$2,902	$3,358

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$750	$606

Net change in foreign currency translation adjustment and unrealized (loss) gain on derivative financial instruments, net of tax	$1,873	$(34)

Issuance of treasury stock for acquisition earnout	$10,667	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. The Company completed its acquisition of The MHA Group, Inc. and subsidiaries (“MHA”) in November 2005. Thus, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005, and the condensed consolidated statement of cash flows for the six month period ended June 30, 2005 do not include the results of operations and cash flows of MHA. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items, except as described below. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Certain amounts in the condensed consolidated financial statements for the three and six month periods ended June 30, 2005 have been reclassified to conform to the three and six month periods ended June 30, 2006 presentation.

2.	STOCK-BASED COMPENSATION

The Company adopted the provisions of Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Share-Based Payment, on January 1, 2006. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of SFAS No. 123R using a modified prospective application. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purposes under SFAS Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), adjusted for estimated forfeitures. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures under SFAS No. 123.

In November 1999, the Company established two performance stock option plans (the 1999 Plans), which were approved by the Company’s shareholders prior to the Company’s initial public offering, to provide for the grant of options to the Company’s upper management. Options under the 1999 Plans have a maximum contractual life of ten years and began vesting at 25% per year beginning in the year 2000 provided certain earnings performance criteria were met and the grantee remained an employee. If the Company did not meet the performance criteria for a particular year, the portion of the option which was eligible to become vested terminated. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and at June 30, 2006 are fully exercisable. Upon optionee exercise of outstanding stock options, the Company issues shares from its authorized but unissued common stock or shares of common stock reacquired by the Company. All previously granted options under the 1999 Plans expire in 2009.

In July 2001, the Company established the 2001 Stock Option Plan to provide a means to attract and retain employees. In May 2004, the Company’s shareholders approved the amended and restated 2001 Stock Option Plan, which was renamed the Stock Option Plan. Stock options granted have a maximum contractual life of ten years. Exercise prices are determined at the time of grant and are no less than fair market value of the underlying common stock on the date of grant. Unless otherwise provided at the time of the grant, the options shall vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. Upon optionee exercise of outstanding stock options, the Company issues shares from its authorized but unissued common stock or shares of common stock reacquired by the Company. The plan expires on the tenth anniversary of the effective date.

On April 12, 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which has been approved by the Company’s shareholders. Equity awards, based on the Company’s common stock, may be issued under the Equity Plan for a maximum of 723,275 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, cancelled or terminated (other than by exercise) from and after the effective date of the Equity Plan. There will be no further equity awards granted from the Stock Option Plan or the 1999 Plans. Pursuant to the Equity Plan, equity awards granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 12, 2006, 382,000 stock appreciation rights (“SARs”) and 258,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs vest ratably over a three year period, with one third of the awards vesting annually. The RSUs vest at the end of a three year vesting period, however one-third of the awards may vest on each the first and second anniversary date if certain performance targets are met. There were no stock options granted during the six months ended June 30, 2006. The Equity Plan expires on the tenth anniversary of the effective date.

Stock Options and SARs

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the date of grant. SARs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, shares of the Company’s common stock equal to the difference between the exercise price of the SAR, which is set at the date of grant, and the current fair market value of the Company’s common stock on the date of exercise.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation cost of stock options and SARs is measured based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of awards granted using the Black-Scholes option pricing model. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. The Company estimates the expected term based on historical exercise patterns, and based the dividend yield assumption on historical dividend payouts, which is zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s employee options. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The fair value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

Prior to January 1, 2006, for disclosure purposes under SFAS No. 123, the Company estimated the fair value of awards granted consistent with the current methodology utilizing the Black-Scholes option pricing model. The Company estimated the option term, dividend yield, and risk-free interest rate assumptions consistent with the current methodology, however the volatility of the Company’s common stock at the date of grant was based on a combination of the Company’s historical volatility rate and the volatility rate of comparable companies. Also, prior to January 1, 2006, compensation expense previously recorded for unvested employee stock-based compensation awards that were forfeited upon employee termination was reversed in the period of forfeiture.

Stock-based compensation expense for the six months ended June 30, 2006 and pro-forma stock-based compensation expense for the six months ended June 30, 2005 for stock options and SARs granted was estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Expected term	4.5 years	5.0 years
Risk-free interest rate	5.1%	4.0%
Volatility	46%	48%
Dividend yield	0%	0%

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The grant date fair value of the 382,000 SARs granted during the six months ended June 30, 2006 was $8.02 per SAR, and the weighted average grant date fair value of stock options granted during the six months ended June 30, 2005 was $6.98 per stock option. As of June 30, 2006, there was $11.9 million of total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 2.3 years. The total intrinsic value of stock options exercised was $25,178,000 and $4,488,000 for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes stock option and SAR activity for the six months ended June 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,171	$9.55
Granted	382	$18.03
Exercised	(1,652)	$4.77
Cancelled/forfeited/expired	(35)	$17.26

Outstanding at June 30, 2006	5,866	$11.41	6.3	$52,149

Exercisable at June 30, 2006	4,011	$9.74	5.2	$42,356

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, which was $18.03 per RSU for the 258,000 RSUs granted during the six months ended June 30, 2006. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The fair value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSU activity for non-vested awards for the six months ended June 30, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	—	—
Granted	258	$18.03
Vested	—	—
Cancelled/forfeited/expired	(2)	$18.03

Unvested at June 30, 2006	256	$18.03

As of June 30, 2006, there was $4.3 million of total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.8 years. The remaining contractual term is 9.8 years, and the aggregate intrinsic value is $5,207,000 as of June 30, 2006.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation under SFAS No. 123R

The following table shows the total estimated stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and six month periods ended June 30, 2006, in accordance with SFAS No. 123R (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based employee compensation before tax	$1,791	$3,158
Related income tax benefits	(585)	(1,129)

Stock-based employee compensation, net of tax	$1,206	$2,029

Net stock-based employee compensation per common share:
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

For the six months ended June 30, 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $2,160,000 for excess tax benefits related to stock options exercised during the period.

Had compensation expense been recognized for stock-based compensation during the three and six month periods ended June 30, 2005 by applying the fair value provisions of SFAS No. 123, net income and earnings per common share would have been recorded as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$4,416	$8,409
Deduct: Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(911)	(1,670)

Pro forma net income	$3,505	$6,739

Earnings per common share:
Basic—as reported	$0.15	$0.29

Basic—pro forma	$0.12	$0.24

Diluted—as reported	$0.14	$0.27

Diluted—pro forma	$0.11	$0.21

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock-based equity instruments.

Common stock-based equity instruments equivalent to 930,000 and 1,236,000 shares for the three and six month periods ended June 30, 2006, respectively, and 1,499,000 and 1,505,000 shares for the three and six month periods ended June 30, 2005, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$7,271	$4,416	$15,572	$8,409

Weighted average common shares outstanding—basic	31,887	28,720	31,990	28,549

Net income per common share—basic	$0.23	$0.15	$0.49	$0.29

Weighted average common shares outstanding—basic	31,887	28,720	31,990	28,549
Plus dilutive equity instruments	2,283	2,856	2,477	2,970

Weighted average common shares outstanding—diluted	34,170	31,576	34,467	31,519

Net income per common share—diluted	$0.21	$0.14	$0.45	$0.27

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended June 30, 2006 and 2005, comprehensive income was $8,007,000 and $4,220,000 and included a $736,000 and ($172,000) unrealized gain (loss) on interest rate swap arrangements, net of tax, and a $0 and ($24,000) foreign currency translation adjustment loss, respectively. For the six months ended June 30, 2006 and 2005, comprehensive income was $17,445,000 and $8,375,000 and included a $1,887,000 and ($20,000) unrealized gain (loss) on interest rate swap arrangements, net of tax, respectively, and a ($14,000) foreign currency translation adjustment loss for both periods.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2006 and December 31, 2005, the Company had the following intangible assets (in thousands):

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Staffing databases	$1,600	$(212)	$1,600	$(52)
Customer relationships	32,000	(1,510)	32,000	(368)
Tradenames and trademarks	1,200	(158)	1,200	(39)
Noncompete agreements	950	(134)	1,150	(222)
Deferred financing costs	7,886	(2,561)	7,576	(1,593)

	$43,636	$(4,575)	$43,526	$(2,274)

Intangible assets not subject to amortization:
Goodwill (1)	$251,759	$(10,452)	$251,296	$(10,452)
Tradenames and trademarks	79,900	—	79,900	—

	$331,659	$(10,452)	$331,196	$(10,452)

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The carrying amount of goodwill was $241,307,000 and $240,844,000 as of June 30, 2006 and December 31, 2005, respectively. The increase in goodwill is related to the acquisition of MHA with $288,000 related to acquisition costs incurred during the three months ended March 31, 2006 and the remainder due to insignificant purchase accounting adjustments during the three months ended June 30, 2006.

Aggregate amortization expense for the intangible assets presented in the above table was $1,450,000 and $419,000 for the three months ended June 30, 2006 and 2005, respectively and $2,501,000 and $699,000 for the six months ended June 30, 2006 and 2005, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets, including deferred financing costs, as of June 30, 2006 is as follows (in thousands):

Amount
Six months ending December 31, 2006	$2,158
Year ending December 31, 2007	4,291
Year ending December 31, 2008	4,227
Year ending December 31, 2009	4,141
Year ending December 31, 2010	3,854
Thereafter	20,389

$39,060

6.	SEGMENT INFORMATION

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

The Company provides hospital and healthcare facilities with temporary staffing for physicians, nurses and allied healthcare professionals and physician permanent placement services through the use of several brand names, each having their own marketing and supply distinction. The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purposes of evaluating performance and allocating resources. Prior to fiscal year 2005, the Company believes it operated in a single segment, healthcare staffing for hospitals and healthcare facilities. With the acquisition of MHA in November 2005, the Company disclosed two reportable segments: nurse and allied healthcare staffing and physician staffing. Effective April 1, 2006, the Company will disclose three reportable segments: nurse and allied healthcare staffing, locum tenens (temporary physicians) staffing and physician permanent placement services. The locums tenens staffing and physician permanent placement services segments are separate operating segments, which were previously aggregated into the physician staffing reportable segment.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Nurse and allied healthcare staffing	$181,473	$160,689	$359,197	$317,531
Locum Tenens Staffing	66,954	—	131,501	—
Physician Permanent placement services	12,749	—	24,743	—

	$261,176	$160,689	$515,441	$317,531

Segment Operating Income
Nurse and allied healthcare staffing	$11,174	$10,494	$26,124	$19,965
Locum tenens Staffing	4,957	—	9,618	—
Physician Permanent placement services	3,329	—	5,494	—

	19,460	10,494	41,236	19,965
Depreciation and amortization	2,524	1,457	4,990	2,536
Non-cash stock-based compensation	1,791	41	3,158	81
Interest expense, net	4,345	1,733	8,492	3,489

Income before income tax	$10,800	$7,263	$24,596	$13,859

7.	ACQUISITION

On November 2, 2005, the Company acquired MHA and recorded the acquisition using the purchase method of accounting. Thus, the results of operations from MHA are included in the Company’s consolidated financial statements from the acquisition date. The total purchase price of $210.3 million consisted of (i) an initial price of $160.0 million, paid approximately 75% in cash, excluding a $15.0 million holdback for potential claims indemnified by the MHA shareholders, and approximately 25% in unregistered shares of the Company’s common stock, (ii) a contingent purchase price of $47.3 million, paid in March 2006 approximately 75% in cash and 25% in unregistered shares of the Company’s common stock, and (iii) $3.0 million of direct acquisition costs. The purchase price included contingent consideration based on the financial performance of MHA for the twelve months ended December 31, 2005. The earn-out of $47.3 million was finalized on December 31, 2005 and recorded as additional purchase price at its fair value. The holdback, net of any indemnified claims made against the selling shareholders, will be released to the selling shareholders in March 2007. In addition to cash consideration paid, the Company issued 2.3 million unregistered shares of common stock in connection with the acquisition of MHA, and issued an additional 0.7 million unregistered shares on March 9, 2006 for payment of earnout amounts as provided in the acquisition agreement. The cash and stock components of the earnout and holdback, as well as the stock portion of the initial purchase price, have been recorded at their fair values, including discounts for restrictions on the marketability of the stock and the timing of expected future cash payments. The unregistered shares of common stock were registered in March 2006.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summary presents pro forma consolidated results of operations for the six months ended June 30, 2005 as if the acquisition of MHA described above had occurred at the beginning of that period. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring professional service fees, the amortization of intangible assets and interest expense on acquisition related debt and accretion of fair valued liabilities. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Pro Forma Unaudited Six Months Ended June 30, 2005 (in thousands, except per share amounts)
Revenue	$461,368
Income from operations	$25,967
Net income	$11,108

Net income per common share:
Basic	$0.35

Diluted	$0.32

Weighted average common shares:
Basic	31,534

Diluted	34,565

8.	STOCK REPURCHASE

On April 28, 2006, the Company entered into a Stock Purchase Agreement with several former MHA stockholders to purchase from them an aggregate of 1,852,000 shares of the Company’s common stock issued in connection with the acquisition of MHA. The share purchase price was $20.17, calculated as the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceding the closing date, for a total aggregate purchase price of $37.5 million, including $0.2 million of transaction costs. The Stock Purchase Agreement contains customary representations and warranties.

9.	CREDIT AMENDMENT

On May 1, 2006, the Company entered into a First Amendment (the “First Amendment”) to its Credit Agreement dated November 2, 2005. The First Amendment provides that the Company may request, on a one-time basis, an additional term loan (“Incremental Term Loan”) in an amount not to exceed $45 million and permits the Company to repurchase up to $45 million of its capital stock (subject to certain conditions). The First Amendment also resets the applicable interest rate for term loan borrowings based upon the Company’s then current leverage ratio. The Company incurred $0.3 million of financing costs in conjunction with the First Amendment. On May 15, 2006, the Company borrowed an Incremental Term Loan of $30 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of its common stock under the Stock Purchase Agreement. Effective May 15, 2006, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bear interest, at the Company’s option, at either

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LIBOR plus 2.00% or the Base Rate plus 1.00% and thereafter will bear interest, at the Company’s option, at either LIBOR plus a spread of 1.75% to 2.00% or the Base Rate plus a spread of 0.75% to 1.00% to be determined based on the Company’s then current leverage ratio. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

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

We completed our acquisition of The MHA Group, Inc. (“MHA”) in November 2005, therefore the condensed consolidated statement of operations for the three month and six month periods ended June 30, 2005 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2005 do not include the results of operations and cash flows of MHA. For the three months ended June 30, 2006, we recorded revenue of $261.2 million, as compared to revenue of $160.7 million for the three months ended June 30, 2005. We recorded net income of $7.3 million for the three months ended June 30, 2006, as compared to net income of $4.4 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, we recorded revenue of $515.4 million, as compared to revenue of $317.5 million for the six months ended June 30, 2005. We recorded net income of $15.6 million for the six months ended June 30, 2006, as compared to net income of $8.4 million for the six months ended June 30, 2005.

Both our temporary healthcare staffing services and permanent placement services are marketed to two distinct customer bases: (1) healthcare professionals and (2) hospitals, healthcare facilities and physician practice group clients. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract nursing and allied healthcare professionals in the United States and internationally. We market our nurse and allied healthcare professional staffing to our healthcare professionals under multiple recruitment brands including American Mobile Healthcare, Medical Express, NurseChoice InDemand, NursesRx, Preferred Healthcare Staffing, Med Travelers, RN Demand and O’Grady Peyton International. Each brand has distinct clinician focus, market strengths and brand reputation. We market our travel nursing services to hospitals and healthcare facilities under one brand, AMN Healthcare, as a single staffing provider with access to healthcare professionals from several recruitment brands. We market allied services to our clients under the brand name Med Travelers, and we market long-term nursing services to our clients under the brand name O’Grady Peyton International. We market our locum tenens and physician permanent placement services under the brand names Staff Care, Inc. and Merritt, Hawkins & Associates, respectively, to both healthcare professionals and hospital and healthcare facilities and physician staffing groups.

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

Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. We also provide services to military facilities, sub-acute healthcare facilities, physician practice groups, dialysis centers, clinics and schools.

As of June 30, 2006, we had healthcare professionals on assignment at over 1,500 different healthcare facility clients. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances such as attrition, the Family Medical Leave Act (FMLA), new unit openings, seasonal patient census variations and other short-term, long-term and permanent staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service, our ability to offer a large national network of temporary healthcare professionals and our ability to provide temporary staffing solutions while we assist the facility in filling permanent staffing needs.

Recent Trends

It is estimated that from 1997 through 2005, the temporary healthcare staffing industry grew at a compound annual growth rate of approximately 9%, growing each year except 2003 and 2004, in which the industry declined on an annual basis. During the decline, the locum tenens market was estimated to have grown by approximately 17% and 11% in 2003 and 2004, respectively, while the travel nurse staffing market was estimated to have declined by approximately 9% in 2003 and 2004. In 2005, the locum tenens and travel nurse staffing markets grew by approximately 12% and 1%, respectively, as compared to the overall temporary healthcare industry growth rate of approximately 3%. We believe that the relatively higher growth of the locum tenens market is in part attributable to the growing physician shortage, the relative immaturity of the market for temporary physicians and the financial justification for use of temporary physicians by hospitals and healthcare facilities to generate incremental revenue.

The overall temporary healthcare staffing industry is expected to grow modestly in 2006, which we believe is due in part to favorable economic conditions and a modest increase in healthcare job openings and turnover. However, the supply of temporary healthcare professionals is not expected to keep pace with the increase in demand for these professionals.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, contingencies and litigation and share-based payments. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2005, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have thereafter performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2005, we determined that there was no impairment of goodwill or indefinite lived intangible assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. SFAS No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We analyze our amortizable intangible assets for impairment in accordance with the provisions of SFAS No. 144, and we have determined that there is no impairment. As of June 30, 2006 and December 31, 2005, we had $241.3 million and $240.8 million of goodwill, respectively, net of accumulated amortization, and $119.0 million and $121.2 million, respectively, of net intangible assets recorded on our consolidated balance sheets.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, and reserves for reported claims are based upon loss reserves established by management and our third party administrators. For the physician staffing segment, we obtain updated actuarial studies on a regular basis to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of June 30, 2006 and December 31, 2005, we had $15.9 million and $13.9 million, respectively, accrued for professional liability retention, of which $2.2 million and $1.9 million, respectively, was classified as a current liability. The increase in the professional liability accrual was related to an increase in expected claims incurred but not reported, as a result of an increase in the number of healthcare providers on assignment during the six months ended June 30, 2006, partially offset by payments made during the period.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at June 30, 2006 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims. As of June 30, 2006 and December 31, 2005, we had $2.4 million accrued for incurred, but not reported health insurance claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of June 30, 2006 and December 31, 2005, we had $8.6 million and $10.1 million, respectively, accrued for workers compensation claims, of which $2.6 million and $3.0 million, respectively, was classified as a current liability. The decrease in the accrual was attributable to an actuarial-based reserve reduction of $1.6 million based on favorable historical claims experience, offset by the fact that claim payments made against the reserve during the six months ended June 30, 2006 for the current and prior years are lagging slightly behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last four years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the credit risk for individual customer receivables, the financial condition and credit history of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of June 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $3.0 million and $2.4 million, respectively. The increase is primarily attributable to the passage of time since our acquisition of MHA in November 2005, at which time we recorded MHA’s accounts receivable at fair value. As MHA has generated revenue and accounts receivable since the acquisition date, the allowance for doubtful accounts has increased accordingly.

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

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award cancellation rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 2 to the accompanying condensed consolidated financial statements. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the option term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006, however the volatility of our common stock at the date of grant was previously based on a combination of our historical volatility rate and the volatility rate of comparable companies. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model in the future, which could materially affect our net income and earnings per share.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of operations data as a percentage of our revenue. Our results of operations include three reportable segments: nurse and allied healthcare staffing segment, locum tenens staffing segment and physician permanent placement services segment. The locums tenens staffing and physician permanent placement services segments are separate operating segments which were previously aggregated into the physician staffing reportable segment prior to the three month period ending June 30, 2006. We completed our acquisition of MHA in November 2005, therefore the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 do not include the results of operations of MHA. Our results of operations are reported on a consolidated basis as segment data is not meaningful due to the fact that there was only one reportable segment during the three and six month periods ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.2	76.9	73.2	77.0

Gross profit	26.8	23.1	26.8	23.0
Selling, general and administrative	20.0	16.6	19.4	16.7
Depreciation and amortization	1.0	0.9	1.0	0.8

Income from operations	5.8	5.6	6.4	5.5
Interest expense, net	1.7	1.1	1.6	1.1

Income before income taxes	4.1	4.5	4.8	4.4
Income tax expense	1.3	1.8	1.8	1.7

Net income	2.8%	2.7%	3.0%	2.7%

Comparison of Results for the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenue.    Revenue increased 63%, to $261.2 million for the three months ended June 30, 2006 from $160.7 million for the same period in 2005. Of the $100.5 million increase, $91.6 million was attributable to the acquisition of MHA in November 2005, $7.9 million was attributable to the organic increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, and $4.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. These increases were partially offset by a decrease in the average number of temporary healthcare professionals on assignment which reduced revenue by $3.0 million.

Cost of Revenue.    Cost of revenue increased 55%, to $191.2 million for the three months ended June 30, 2006 from $123.5 million for the same period in 2005. Of the $67.7 million increase, $62.8 million was attributable to the acquisition of MHA in November 2005, $4.0 million was attributable to increases in compensation provided to our temporary healthcare professionals, and $3.2 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. These increases were partially offset by a decrease in the average number of temporary healthcare professionals on assignment which reduced costs by $2.3 million.

Gross Profit.    Gross profit increased 88%, to $70.0 million for the three months ended June 30, 2006 from $37.2 million for the same period in 2005, representing gross margins of 26.8% and 23.1%, respectively. The increase in gross margin was primarily attributable to an organic increase in bill rates and the addition of the higher gross margin locum tenens staffing and physician permanent placement services segments through the acquisition of MHA in November 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 96%, to $52.4 million for the three months ended June 30, 2006 from $26.7 million for the same period in 2005. Of the $25.7 million increase, $19.9 million was attributable to the acquisition of MHA in November 2005, $1.8 million was attributable to the increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R on January 1, 2006, and the remaining $4.0 million increase was primarily attributable to increases in marketing, travel and related expenses due to management initiatives focused on growing nurse supply and increases in professional liability insurance expenses and employee expenses.

Depreciation and Amortization Expenses.    Amortization expense increased to $0.8 million for the three months ended June 30, 2006 from less than $0.1 million for the same period in 2005. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of MHA in November 2005. Depreciation expense increased 21%, to $1.7 million for the three months ended June 30, 2006 from $1.4 million for the same period in 2005. The $0.3 million increase was primary attributable to the acquisition of MHA in November 2005.

Interest Expense, Net.    Interest expense, net, was $4.3 million for the three months ended June 30, 2006 as compared to $1.7 million for the same period in 2005. The $2.6 million increase was attributable to the $120.7 million increase in debt outstanding from June 30, 2005 to June 30, 2006 as well as imputed interest expense related to recording assets and liabilities at fair value in conjunction with the acquisition of MHA.

Income Tax Expense.    Income tax expense increased to $3.5 million for the three months ended June 30, 2006 from $2.8 million for the same period in 2005, reflecting effective income tax rates of 32.7% and 39.2% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to a $0.8 million tax benefit from the adjustment of deferred taxes due to recently enacted Texas tax legislation.

Comparison of Results for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenue.    Revenue increased 62%, to $515.4 million for the six months ended June 30, 2006 from $317.5 million for the same period in 2005. Of the $197.9 million increase, $178.9 million was attributable to the acquisition of MHA in November 2005, $14.6 million was attributable to the organic increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, and $8.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. These increases were partially offset by a decrease in the average number of temporary healthcare professionals on assignment which reduced revenue by $3.6 million.

Cost of Revenue.    Cost of revenue increased 54%, to $377.1 million for the six months ended June 30, 2006 from $244.6 million for the same period in 2005. Of the $132.5 million increase, $122.8 million was attributable to the acquisition of MHA in November 2005, $5.9 million was attributable to increases in compensation provided to our temporary healthcare professionals, which is net of an aggregate $2.3 million decrease in expense related to a $1.4 million positive workers compensation adjustment in 2006 and a $0.9 million negative workers compensation adjustment in 2005, and $6.5 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. These increases were partially offset by a decrease in the average number of temporary healthcare professionals on assignment which reduced costs by $2.7 million.

Gross Profit.    Gross profit increased 90%, to $138.3 million for the six months ended June 30, 2006 from $72.9 million for the same period in 2005, representing gross margins of 26.8% and 23.0%, respectively. The increase in gross margin was primarily attributable to an organic increase in bill rates, the benefit from a $1.4 million positive workers compensation adjustment in 2006 and a $0.9 million negative workers compensation adjustment in 2005, and the addition of the higher gross margin locum tenens staffing and physician permanent placement services segments through the acquisition of MHA in November 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 89%, to $100.2 million for the six months ended June 30, 2006 from $53.0 million for the same period in 2005. Of the $47.2 million increase, $39.6 million was attributable to the acquisition of MHA in November 2005, $3.1 million was attributable to the increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R on January 1, 2006 and the remaining $4.5 million increase was primarily attributable to increases in employee expenses, office expenses and travel and related expense, partially offset by decreases in professional liability insurance expenses.

Depreciation and Amortization Expenses.    Amortization expense increased to $1.5 million for the six months ended June 30, 2006 from less than $0.1 million for the same period in 2005. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of MHA in November 2005. Depreciation expense increased 40%, to $3.5 million for the six months ended June 30, 2006 from $2.5 million for the same period in 2005. Of the $1.0 million increase, $0.7 million was attributable to the acquisition of MHA in November 2005, with the remaining $0.3 million increase primarily attributable to a correcting adjustment that reduced depreciation expense during the three months ended March 31, 2005.

Interest Expense, Net.    Interest expense, net, was $8.5 million for the six months ended June 30, 2006 as compared to $3.5 million for the same period in 2005. The $5.0 million increase was attributable to the $120.7 million increase in debt outstanding from June 30, 2005 to June 30, 2006 as well as imputed interest expense related to recording assets and liabilities at fair value in conjunction with the acquisition of MHA.

Income Tax Expense.    Income tax expense increased to $9.0 million for the six months ended June 30, 2006 from $5.5 million for the same period in 2005, reflecting effective income tax rates of 36.6% and 39.3% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to a $0.8 million tax benefit from the adjustment of deferred taxes due to recently enacted Texas tax legislation.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2006, $209.6 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At June 30, 2006, our days sales outstanding (“DSO”) was 55 days. At June 30, 2005, our DSO was 61 days and at December 31, 2005, our DSO was 57 days. The decrease in DSO compared to June 30, 2005 was in part due to the acquisition of MHA in November 2005, which historically has a lower DSO, as well as improvements in billing and collection processes. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $15.9 million from $26.2 million in the six months ended June 30, 2005 to $42.1 million in the six months ended June 30, 2006. This increase in net cash provided by operations was primarily driven by increased earnings compared to the six months ended June 30, 2005.

Investing Activities:

Our business acquisition expenditures were $36.0 million during the six months ended June 30, 2006, compared to $0.4 million in the same period of 2005. Of the $36.0 million of expenditures during the six months ended June 30, 2006, we paid $35.7 million related to the cash portion of the earnout payment for the November 2005 acquisition of MHA, which was paid with cash on hand. The remaining $0.3 million related to transaction costs incurred during the three months ended March 31, 2006.

We continue to have relatively low capital investment requirements. Capital expenditures were $4.4 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. For the first six months of 2006, our capital expenditures were $2.4 million for purchased and internally developed software and $2.0 million for computers, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the six months ended June 30, 2006.

Financing Activities:

On November 2, 2005, in connection with the acquisition of MHA, we amended and restated our existing credit facility. Our new credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a new $205.0 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the cash portion, net of the $15.0 million holdback, of the initial $160.0 million of acquisition consideration and related acquisition and financing costs of $3.0 million and $4.8 million, respectively.

On April 28, 2006, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with several former MHA stockholders (the “Selling Stockholders”), to purchase from them an aggregate of 1,852,000 shares of our common stock issued in connection with the acquisition of MHA for an aggregate of $37.5 million, including $0.2 million of transaction costs.

On May 1, 2006, we entered into a First Amendment (the “First Amendment”) to our Credit Agreement dated November 2, 2005. The First Amendment provides that we may request, on a one-time basis and subject to meeting certain conditions, an additional term loan (“Incremental Term Loan”) in an amount not to exceed $45 million and permits us to repurchase up to $45 million of our capital stock (subject to certain conditions). The First Amendment also resets the applicable interest rate for term loan borrowings based upon our then current leverage ratio. We incurred $0.3 million of financing costs in conjunction with the First Amendment.

On May 15, 2006, we borrowed an Incremental Term Loan of $30 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of our common stock under the Stock Purchase Agreement for a total purchase price of $37.5 million, including transaction costs. Effective May 15, 2006, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement will initially bear interest, at our option, at either LIBOR plus 2.00% or the Base Rate plus 1.00% and thereafter will bear interest, at our option, at either LIBOR plus a spread of 1.75% to 2.00% or the Base Rate plus a spread of 0.75% to 1.00% to be determined based on our then current leverage ratio. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.5% and 0.375% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations.

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly amortization payments. On May 31, 2006, we made a voluntary prepayment of $20.0 million, which was applied ratably to the remaining quarterly amortization payments, and on June 30, 2006 we made the $5.4 million quarterly amortization payment.

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006 in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. We believe that the voluntary prepayment made on May 31, 2006 will satisfy this additional prepayment requirement for the year ending December 31, 2006.

We are required to maintain a maximum leverage ratio as of the end of each fiscal quarter of not more than 3.75 to 1.00 for the fiscal quarter ending June 30, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending June 30, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at June 30, 2006.

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

At June 30, 2006 and December 31, 2005, the interest rate swap agreements had a fair value of $3.1 million and ($0.1) million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of June 30, 2006 and December 31, 2005, our credit facility also served to collateralize certain letters of credit aggregating $16.2 million and $9.6 million, respectively, issued by us in the normal course of business.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 would have on our financial statements.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Reports on Form 8-K, and our Registration Statement on Form S-3 (file No. 333-132371). We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2006 and 2005, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million during the six months ended June 30, 2006.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	—	—	—		—
May 1-31, 2006	1,852,000	$20.17	1,852,000	(1)
June 1-30, 2006	—	—	—		—
Total	1,852,000	$20.17	1,852,000		—

(1)	On May 2, 2006, we announced our plan to purchase an aggregate of 1,852,000 shares of the Company’s common stock pursuant to a Stock Purchase Agreement between the Company and certain stockholders in our Current Report on Form 8-K. An aggregate of 1,852,000 shares of the Company’s common stock were approved for purchase at a share purchase price equal to the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceeding the closing date. We completed the purchase of all 1,852,000 shares of common stock on May 15, 2006, at a per share price of $20.17.

Item 6.	Exhibits

Exhibit No.	Description of Document
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

10.2	AMN Healthcare Equity Plan (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.3	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement – Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.4	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement – Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.5	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement – Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

Exhibit No.	Description of Document

10.6	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement – Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer

Date: August 8, 2006

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
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