Form 10-Q
period 2006-09-30
AMN HEALTHCARE SERVICES INC
filed 2006-11-07
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 34,025,819 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,511	$19,110
Accounts receivable, net of allowance of $3,077 and $2,375 at September 30, 2006 and December 31, 2005, respectively	180,410	154,926
Prepaid expenses	11,212	12,763
Income tax receivable	5,625	8,311
Deferred income taxes, net	18,369	31,305
Other current assets	2,059	1,848

Total current assets	221,186	228,263
Fixed assets, net	22,286	20,164
Deposits and other assets	5,033	7,964
Goodwill, net	240,324	240,844
Intangible assets, net	117,788	121,152

Total assets	$606,617	$618,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$692	$—
Accounts payable and accrued expenses	22,582	19,092
Accrued compensation and benefits	43,167	32,208
Current portion of notes payable	10,340	10,250
Deferred revenue	7,533	7,610
Other current liabilities	25,891	59,018

Total current liabilities	110,205	128,178
Notes payable, less current portion	188,700	194,750
Deferred income taxes, net	55,343	65,132
Other long-term liabilities	27,908	37,127

Total liabilities	382,156	425,187

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,663 and 43,747 shares issued at September 30, 2006 and December 31, 2005, respectively	446	437
Additional paid-in capital	376,321	355,762
Treasury stock, at cost (10,969 and 12,551 shares at September 30, 2006 and December 31, 2005, respectively)	(189,286)	(210,529)
Retained earnings	37,015	47,784
Accumulated other comprehensive loss	(35)	(254)

Total stockholders’ equity	224,461	193,200

Total liabilities and stockholders’ equity	$606,617	$618,387

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$282,728	$166,883	$798,169	$484,414
Cost of revenue	206,036	127,339	583,154	371,985

Gross profit	76,692	39,544	215,015	112,429

Operating expenses:
Selling, general and administrative	54,071	25,198	154,316	78,199
Depreciation and amortization	2,638	1,481	7,628	4,017

Total operating expenses	56,709	26,679	161,944	82,216

Income from operations	19,983	12,865	53,071	30,213
Interest expense, net	4,174	1,509	12,666	4,998

Income before income taxes	15,809	11,356	40,405	25,215
Income tax expense	6,337	4,508	15,361	9,958

Net income	$9,472	$6,848	$25,044	$15,257

Net income per common share:
Basic	$0.29	$0.24	$0.78	$0.53

Diluted	$0.28	$0.22	$0.73	$0.48

Weighted average common shares outstanding:
Basic	32,453	28,763	32,146	28,621

Diluted	33,995	31,673	34,313	31,571

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2006

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	43,747	$437	$355,762	$(210,529)	$47,784	$(254)	$193,200
Repurchase of common stock into treasury	—	—	—	(37,534)	—	—	(37,534)
Issuance of treasury stock for acquisition earnout	—	—	—	12,087	(1,427)	—	10,660
Exercise of stock options	916	9	5,827	46,690	(34,386)	—	18,140
Income tax benefit from stock option exercises	—	—	9,717	—	—	—	9,717
Stock-based compensation	—	—	5,015	—	—	—	5,015
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	302	302
Net income	—	—	—	—	25,044	—	25,044

Total comprehensive income							25,263

Balance, September 30, 2006	44,663	$446	$376,321	$(189,286)	$37,015	$(35)	$224,461

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$25,044	$15,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,628	4,017
Provision for bad debts	2,122	903
Non-cash interest expense	2,647	887
Provision for deferred income taxes	12,662	3,513
Non-cash stock-based compensation	5,015	121
Loss (gain) on disposal or sale of fixed assets	54	(54)
Changes in assets and liabilities:
Accounts receivable	(27,606)	568
Prepaid expenses and other current assets	1,181	668
Deposits and other assets	3,049	(1,691)
Accounts payable and accrued expenses	3,490	(895)
Accrued compensation and benefits	10,959	1,271
Income taxes payable	(3,081)	708
Other liabilities	2,784	2,923

Net cash provided by operating activities	45,948	28,196

Cash flows from investing activities:
Purchase and development of fixed assets	(6,717)	(3,056)
Cash paid for acquisition, net of cash received	(35,963)	(411)

Net cash used in investing activities	(42,680)	(3,467)

Cash flows from financing activities:
Capital lease repayments	(367)	(261)
Proceeds from issuance of notes payable	30,000	—
Payments on notes payable	(35,960)	(13,893)
Payment of financing costs	(330)	(82)
Repurchase of common stock	(37,534)	—
Proceeds from exercise of stock options	18,140	1,976
Issuance costs of common stock	—	(544)
Excess tax benefit from stock option exercises	6,575	—
Change in bank overdraft	692	(1,093)

Net cash used in financing activities	(18,784)	(13,897)
Effect of exchange rate changes on cash	(83)	(1)

Net increase (decrease) in cash and cash equivalents	(15,599)	10,831
Cash and cash equivalents at beginning of period	19,110	3,908

Cash and cash equivalents at end of period	$3,511	$14,739

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $50 and $26 capitalized during the nine months ended September 30, 2006 and 2005, respectively)	$10,659	$4,260

Cash paid (received) for income taxes	$(896)	$5,736

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$793	$591

Net change in foreign currency translation adjustment and unrealized gain on derivative financial instruments, net of tax	$219	$45

Issuance of treasury stock for acquisition earnout	$10,660	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. The Company completed its acquisition of The MHA Group, Inc. and subsidiaries (“MHA”) in November 2005. Thus, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005, and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 do not include the results of operations and cash flows of MHA. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Certain amounts in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 have been reclassified to conform to the three and nine month periods ended September 30, 2006 presentation.

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

In November 1999, the Company established two performance stock option plans (the 1999 Plans), which were approved by the Company’s shareholders prior to the Company’s initial public offering, to provide for the grant of options to the Company’s upper management. Options under the 1999 Plans have a maximum contractual life of ten years and began vesting at 25% per year beginning in the year 2000 provided certain

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

earnings performance criteria were met and the grantee remained an employee. If the Company did not meet the performance criteria for a particular year, the portion of the option which was eligible to become vested terminated. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and at September 30, 2006 are fully exercisable. Upon optionee exercise of outstanding stock options, the Company issues shares from its authorized but unissued common stock or shares of common stock reacquired by the Company. All previously granted options under the 1999 Plans expire in 2009.

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

In April 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which was approved by the Company’s shareholders. Equity awards, based on the Company’s common stock, may be issued under the Equity Plan for a maximum of 723,275 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, cancelled or terminated (other than by exercise) from and after the effective date of the Equity Plan. There will be no further equity awards granted from the Stock Option Plan or the 1999 Plans. Pursuant to the Equity Plan, equity awards granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. For the nine months ended September 30, 2006, 386,000 stock appreciation rights (“SARs”) and 262,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs typically vest ratably over a three year period, with one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however one-third of the awards may vest on each of the first and second anniversary date if certain performance targets are met. There were no stock options granted during the nine months ended September 30, 2006. The Equity Plan expires on the tenth anniversary of the effective date.

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

Stock-based compensation cost of stock options and SARs is measured based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of awards granted using the Black-Scholes option pricing model. After consideration of both its implied volatility and historical volatility, the Company determined its historical

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. The Company estimates the expected term based on historical exercise patterns, and based the dividend yield assumption on historical dividend payouts, which is zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s options. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The fair value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

Prior to January 1, 2006, for disclosure purposes under SFAS No. 123, the Company estimated the fair value of awards granted consistent with the current methodology utilizing the Black-Scholes option pricing model. The Company estimated the option term, dividend yield, and risk-free interest rate assumptions consistent with the current methodology, however the volatility of the Company’s common stock at the date of grant was based on a combination of the Company’s historical volatility rate and the historical volatility rate of comparable companies. Also, prior to January 1, 2006, compensation expense previously recorded for unvested employee stock-based compensation awards that were forfeited upon employee termination was reversed in the period of forfeiture.

Stock-based compensation expense for the nine months ended September 30, 2006 and pro-forma stock-based compensation expense for the nine months ended September 30, 2005 for stock options and SARs granted was estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions (annualized percentages):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Expected term	4.5 years	5.0 years
Risk-free interest rate	5.1%	4.0%
Volatility	46%	48%
Dividend yield	0%	0%

The weighted average grant date fair value of the 386,000 SARs granted during the nine months ended September 30, 2006 was $8.04 per SAR, and the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2005 was $6.99 per stock option. As of September 30, 2006, there was $10.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options and SARs. The Company expects to recognize such cost over a weighted average period of 2.1 years. The total intrinsic value of stock options exercised was $60,020,000 and $4,732,000 for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes stock option and SAR activity for the nine months ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,171	$9.55
Granted	386	$18.07
Exercised	(3,629)	$5.00
Cancelled/forfeited/expired	(47)	$17.07

Outstanding at September 30, 2006	3,881	$14.57	7.2	$35,628

Exercisable at September 30, 2006	2,143	$14.20	6.2	$20,466

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date fair value was $18.08 per RSU for the 262,000 RSUs granted during the nine months ended September 30, 2006. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The fair value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSU activity for non-vested awards for the nine months ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	—	—
Granted	262	$18.08
Vested	—	—
Cancelled/forfeited/expired	(3)	$18.03

Unvested at September 30, 2006	259	$18.08

As of September 30, 2006, there was $3.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested RSUs. The Company expects to recognize such cost over a period of 2.5 years. The remaining contractual term is 9.5 years, and the aggregate intrinsic value was $6,162,000 as of September 30, 2006.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total estimated stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and nine month periods ended September 30, 2006, in accordance with SFAS No. 123R (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based employee compensation before tax	$1,857	$5,015
Related income tax benefits	(744)	(1,873)

Stock-based employee compensation, net of tax	$1,113	$3,142

Net stock-based employee compensation per common share:
Basic	$0.03	$0.10

Diluted	$0.03	$0.09

For the nine months ended September 30, 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $6,575,000 for excess tax benefits related to stock options exercised during the period.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Had compensation expense been recognized for stock-based compensation during the three and nine month periods ended September 30, 2005 by applying the fair value provisions of SFAS No. 123, net income and earnings per common share would have been recorded as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$6,848	$15,257
Deduct: Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(928)	(2,598)

Pro forma net income	$5,920	$12,659

Earnings per common share:
Basic—as reported	$0.24	$0.53

Basic—pro forma	$0.21	$0.44

Diluted—as reported	$0.22	$0.48

Diluted—pro forma	$0.19	$0.40

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock-based equity instruments.

Common stock-based equity instruments equivalent to 902,000 and 1,126,000 shares for the three and nine month periods ended September 30, 2006, respectively, and 570,000 and 585,000 shares for the three and nine month periods ended September 30, 2005, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$9,472	$6,848	$25,044	$15,257

Weighted average common shares outstanding—basic	32,453	28,763	32,146	28,621

Net income per common share—basic	$0.29	$0.24	$0.78	$0.53

Weighted average common shares outstanding—basic	32,453	28,763	32,146	28,621
Plus dilutive potential common shares	1,542	2,910	2,167	2,950

Weighted average common shares outstanding—diluted	33,995	31,673	34,313	31,571

Net income per common share—diluted	$0.28	$0.22	$0.73	$0.48

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended September 30, 2006 and 2005, comprehensive income was $7,818,000 and $6,927,000 and included a ($1,585,000) and $66,000 unrealized (loss) gain on interest swap arrangements, net of tax, and a ($69,000) and $13,000 foreign currency translation adjustment (loss) gain, respectively. For the nine months ended September 30, 2006 and 2005, comprehensive income was $25,263,000 and $15,302,000 and included a $302,000 and $46,000 unrealized gain on interest swap arrangements, net of tax, and a ($83,000) and ($1,000) foreign currency translation adjustment loss, respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2006 and December 31, 2005, the Company had the following intangible assets (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Staffing databases	$1,600	$(292)	$1,600	$(52)
Customer relationships	32,000	(2,083)	32,000	(368)
Tradenames and trademarks	1,200	(218)	1,200	(39)
Noncompete agreements	950	(182)	1,150	(222)
Deferred financing costs	7,906	(2,993)	7,576	(1,593)

	$43,656	$(5,768)	$43,526	$(2,274)

Intangible assets not subject to amortization:
Goodwill (1)	$250,776	$(10,452)	$251,296	$(10,452)
Tradenames and trademarks	79,900	—	79,900	—

	$330,676	$(10,452)	$331,196	$(10,452)

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The carrying amount of goodwill was $240,324,000 and $240,844,000 as of September 30, 2006 and December 31, 2005, respectively. The decrease in goodwill was related to a $983,000 tax related purchase accounting adjustment to reduce income tax payable during the three months ended September 30, 2006 related to the acquisition of MHA. The decrease was partially offset by $288,000 of acquisition costs incurred during the three months ended March 31, 2006 and insignificant purchase accounting adjustments during the three months ended June 30, 2006.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate amortization expense for the intangible assets presented in the above table was $1,193,000 and $247,000 for the three months ended September 30, 2006 and 2005, respectively, and $3,694,000 and $946,000 for the nine months ended September 30, 2006 and 2005, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets, including deferred financing costs, as of September 30, 2006 is as follows (in thousands):

Amount
Three months ending December 31, 2006	$1,073
Year ending December 31, 2007	4,267
Year ending December 31, 2008	4,206
Year ending December 31, 2009	4,121
Year ending December 31, 2010	3,838
Thereafter	20,383

$37,888

6.	SEGMENT INFORMATION

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

The Company provides hospital and healthcare facilities with temporary staffing for physicians, nurses and allied healthcare professionals and physician permanent placement services through the use of several brand names, each having their own marketing and supply distinction. The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purposes of evaluating performance and allocating resources. Prior to fiscal year 2005, the Company disclosed one reportable segment, healthcare staffing for hospitals and healthcare facilities. With the acquisition of MHA in November 2005, the Company disclosed two reportable segments: nurse and allied healthcare staffing and physician staffing. Effective April 1, 2006, the Company disclosed three reportable segments: nurse and allied healthcare staffing, locum tenens staffing (temporary physician staffing) and physician permanent placement services. The locums tenens staffing and physician permanent placement services segments are separate operating segments, which were aggregated into the physician staffing reportable segment prior to April 1, 2006.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Nurse and allied healthcare staffing	$201,925	$166,883	$561,122	$484,414
Locum tenens staffing	68,491	—	199,992	—
Physician permanent placement services	12,312	—	37,055	—

	$282,728	$166,883	$798,169	$484,414

Segment operating income
Nurse and allied healthcare staffing	$16,104	$14,386	$42,228	$34,351
Locum tenens staffing	4,800	—	14,418	—
Physician permanent placement services	3,574	—	9,068	—

	24,478	14,386	65,714	34,351
Depreciation and amortization	2,638	1,481	7,628	4,017
Non-cash stock-based compensation	1,857	40	5,015	121
Interest expense, net	4,174	1,509	12,666	4,998

Income before income tax	$15,809	$11,356	$40,405	$25,215

7.	ACQUISITION

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

The following summary presents pro forma consolidated results of operations for the nine months ended September 30, 2005 as if the acquisition of MHA described above had occurred at the beginning of that period. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring professional service fees, the amortization of intangible assets and interest expense on acquisition related debt and accretion of fair valued liabilities. The pro forma financial information is not necessarily indicative of the

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Pro Forma Unaudited Nine Months Ended September 30, 2005 (in thousands, except per share amounts)
Revenue	$710,859

Income from operations	$45,478

Net income	$21,820

Net income per common share:
Basic	$0.71

Diluted	$0.64

Weighted average common shares:
Basic	30,947

Diluted	33,897

8.	STOCK REPURCHASE

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

On May 1, 2006, the Company entered into a First Amendment (the “First Amendment”) to its Credit Agreement dated November 2, 2005. The First Amendment provides that the Company may request, on a one-time basis, an additional term loan (“Incremental Term Loan”) in an amount not to exceed $45 million and permits the Company to repurchase up to $45 million of its capital stock (subject to certain conditions). The First Amendment also reset the applicable interest rate for term loan borrowings based upon the Company’s then current leverage ratio. The Company incurred $0.3 million of financing costs in conjunction with the First Amendment. On May 15, 2006, the Company borrowed an Incremental Term Loan of $30 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of its common stock under the Stock Purchase Agreement. Effective May 15, 2006, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bore interest, at the Company’s option, at either LIBOR plus 2.00% or the Base Rate plus 1.00%. Beginning in August 2006 and thereafter, based on the Company’s leverage ratio, all term loans outstanding bear interest, at the Company’s option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

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

We completed our acquisition of The MHA Group, Inc. (“MHA”) in November 2005, therefore the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 do not include the results of operations and cash flows of MHA. For the three months ended September 30, 2006, we recorded revenue of $282.7 million, as compared to revenue of $166.9 million for the three months ended September 30, 2005. We recorded net income of $9.5 million for the three months ended September 30, 2006, as compared to net income of $6.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, we recorded revenue of $798.2 million, as compared to revenue of $484.4 million for the nine months ended September 30, 2005. We recorded net income of $25.0 million for the nine months ended September 30, 2006, as compared to net income of $15.3 million for the nine months ended September 30, 2005.

Both our temporary healthcare staffing services and permanent placement services are marketed to two distinct customer bases: healthcare professionals and hospitals, healthcare facilities and physician practice group clients. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

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

As of September 30, 2006, we had healthcare professionals on assignment at over 1,500 different healthcare facility clients. Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances such as attrition, the Family Medical Leave Act, new unit openings, seasonal patient census variations and other short-term, long-term and permanent staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our high-quality temporary healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and deep infrastructure, our superior customer service, our ability to offer a large national network of temporary healthcare professionals and our ability to provide temporary staffing solutions while we assist the facility in filling permanent staffing needs.

Recent Trends

Temporary healthcare staffing industry revenues grew at a compound annual growth rate of approximately 9% from 1997 through 2005, according to industry estimates, growing each year except 2003 and 2004, in which the industry declined on an annual basis. In 2006, industry revenues are expected to grow by 5% over 2005. The market segments in which we provide service offerings, travel nursing, locum tenens and allied healthcare professionals are expected to achieve positive growth in 2006. According to Staffing Industry Analysts, projected growth rates in 2006 are 6% for travel nursing, 12% for locum tenens, and 9% for allied healthcare. We believe that this growth reflects generally favorable overall economic conditions coupled with an increase in healthcare job openings and turnover that has led to relatively stable high demand.

In the nurse and allied healthcare segment, our largest reporting segment, this solid demand environment during 2005 and 2006 has resulted in increased bill rates for our healthcare facility clients as they seek to draw healthcare professionals to their facilities. These bill rate increases are passed on to our healthcare professionals in a targeted manner in an effort to attract them to our facility clients.

Although we have experienced recent improvements in our nurse supply, the supply market continues to be constrained relative to the demands of our healthcare facility clients. While roughly 90% of our nurse and allied healthcare segment is comprised of nurses and allied healthcare professionals trained in the United States, we recruit nurses from international channels through our O’Grady-Peyton International brand to meet our facility client needs. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have thereafter performed annual impairment analyses to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. Upon our annual impairment analysis on December 31, 2005, we determined that there was no impairment of goodwill or indefinite lived intangible assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. SFAS No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We analyze our amortizable intangible assets for impairment in accordance with the provisions of SFAS No. 144, and we have determined that there is no impairment. As of September 30, 2006 and December 31, 2005, we had $240.3 million and $240.8 million of goodwill, respectively, net of accumulated amortization, and $117.8 million and $121.2 million, respectively, of net intangible assets recorded on our consolidated balance sheets. The decrease in goodwill is primarily due to a $1.0 million tax related purchase accounting adjustment to reduce income tax payable recorded during the three months ended September 30, 2006, partially offset by acquisition costs incurred during the three months ended March 31, 2006.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use actual claims data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, and reserves for reported claims are based upon loss reserves established by management and our third party administrators. For the physician staffing segment, we obtain updated actuarial studies on a regular basis to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of September 30, 2006 and December 31, 2005, we had $16.6 million and $13.9 million, respectively, accrued for professional liability retention, of which $2.6 million and $1.9 million, respectively, was classified as a current liability. The increase in the professional liability accrual was related to an increase in expected claims incurred but not reported, as a result of an increase in the number of healthcare providers on assignment during the nine months ended September 30, 2006, partially offset by payments made during the period.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at September 30, 2006 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims. As of September 30, 2006 and December 31, 2005, we had $1.8 million and $2.4 million, respectively, accrued for incurred, but not reported health insurance claims. The decrease is due to a favorable trend in insurance claims paid and a decrease in the reporting and processing time for claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use actual claims data to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of September 30, 2006 and December 31, 2005, we had $8.9 million and $10.1 million, respectively, accrued for workers compensation claims, of which $2.7 million and $3.0 million, respectively, was classified as a current liability. The decrease in the accrual was attributable to an actuarial-based reserve reduction of $1.8 million based on favorable historical claims experience, offset by the fact that claim payments made against the reserve during the nine months ended September 30, 2006 for the current and prior years are lagging slightly behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last four years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the credit risk for individual customer receivables, the financial condition and credit history of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of September 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $3.1 million and $2.4 million, respectively. The increase is primarily attributable to the passage of time since our acquisition of MHA in November 2005, at which time we recorded MHA’s accounts receivable at fair value. As MHA has generated revenue and accounts receivable since the acquisition date, the allowance for doubtful accounts has increased accordingly.

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

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 2 to the accompanying condensed consolidated financial statements. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the option term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006, however the volatility of our common stock at the date of grant was previously based on a combination of our historical volatility rate and the historical volatility rate of comparable companies. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model, or a different valuation model, in the future, which could materially affect our net income and earnings per share.

Results of Operations

The following table sets forth, for the periods indicated, certain condensed consolidated statements of operations data as a percentage of our revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. We completed our acquisition of MHA in November 2005, therefore the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 do not include the results of operations of MHA. Our results of operations are reported on a consolidated basis as segment data is not meaningful due to the fact that there was only one reportable segment during the three and nine month periods ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.9	76.3	73.1	76.8

Gross profit	27.1	23.7	26.9	23.2
Selling, general and administrative	19.1	15.1	19.3	16.1
Depreciation and amortization	0.9	0.9	1.0	0.9

Income from operations	7.1	7.7	6.6	6.2
Interest expense, net	1.5	0.9	1.6	1.0

Income before income taxes	5.6	6.8	5.0	5.2
Income tax expense	2.2	2.7	1.9	2.1

Net income	3.4%	4.1%	3.1%	3.1%

Comparison of Results for the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenue.    Revenue increased 69%, to $282.7 million for the three months ended September 30, 2006 from $166.9 million for the same period in 2005. Of the $115.8 million increase, $94.6 million was attributable to the acquisition of MHA in November 2005, $10.0 million was attributable to the organic increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $7.4 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, and $3.8 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Cost of Revenue.    Cost of revenue increased 62%, to $206.0 million for the three months ended September 30, 2006 from $127.3 million for the same period in 2005. Of the $78.7 million increase, $65.7 million was attributable to the acquisition of MHA in November 2005, $5.7 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $4.2 million was attributable to increases in compensation provided to our temporary healthcare professionals, which was net of a $1.6 million decrease in traveler health insurance costs due primarily to favorable health insurance claims experience, and $3.1 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Gross Profit.    Gross profit increased 94%, to $76.7 million for the three months ended September 30, 2006 from $39.5 million for the same period in 2005, representing gross margins of 27.1% and 23.7%, respectively. The increase in gross margin was primarily attributable to an increase in average bill rates, lower traveler health insurance costs and the addition of the higher gross margin locum tenens staffing and physician permanent placement services segments through the acquisition of MHA in November 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 115%, to $54.1 million for the three months ended September 30, 2006 from $25.2 million for the same period in 2005. Of the $28.9 million increase, $20.1 million was attributable to the acquisition of MHA in November 2005, $5.2 million was attributable to an increase in employee expenses to support growth in the nurse and allied healthcare staffing segment, $1.7 million was attributable to the increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R on January 1, 2006, and the remaining $1.9 million increase was primarily attributable to increases in office expenses and travel and related expenses.

Depreciation and Amortization Expenses.    Amortization expense increased to $0.8 million for the three months ended September 30, 2006 from less than $0.1 million for the same period in 2005. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of MHA in November 2005. Depreciation expense increased 20%, to $1.8 million for the three months ended September 30, 2006 from $1.5 million for the same period in 2005. The $0.3 million increase was primary attributable to the acquisition of MHA in November 2005.

Interest Expense, Net.    Interest expense, net, was $4.2 million for the three months ended September 30, 2006 as compared to $1.5 million for the same period in 2005. The $2.7 million increase was primarily attributable to the $111.2 million increase in debt outstanding from September 30, 2005 to September 30, 2006.

Income Tax Expense.    Income tax expense increased to $6.3 million for the three months ended September 30, 2006 from $4.5 million for the same period in 2005, reflecting effective income tax rates of 40.1% and 39.7% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to changes in the state tax provision.

Comparison of Results for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Revenue.    Revenue increased 65%, to $798.2 million for the nine months ended September 30, 2006 from $484.4 million for the same period in 2005. Of the $313.8 million increase, $273.5 million was attributable to the acquisition of MHA in November 2005, $24.8 million was attributable to the organic increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $11.9 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $3.6 million was attributable to the increase in the average number of temporary healthcare professionals on assignment.

Cost of Revenue.    Cost of revenue increased 57%, to $583.2 million for the nine months ended September 30, 2006 from $372.0 million for the same period in 2005. Of the $211.2 million increase, $188.6 million was attributable to the acquisition of MHA in November 2005, $10.2 million was attributable to increases in compensation provided to our temporary healthcare professionals, partially offset by a decrease in expense related to a $1.6 million positive actuarial based workers compensation adjustment in 2006, $9.6 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $2.8 million was attributable to the increase in the average number of temporary healthcare professionals on assignment.

Gross Profit.    Gross profit increased 91%, to $215.0 million for the nine months ended September 30, 2006 from $112.4 million for the same period in 2005, representing gross margins of 26.9% and 23.2%, respectively. The increase in gross margin was primarily attributable to an increase in average bill rates, the benefit from a $1.6 million positive workers compensation adjustment in 2006, and the addition of the higher gross margin locum tenens staffing and physician permanent placement services segments through the acquisition of MHA in November 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 97%, to $154.3 million for the nine months ended September 30, 2006 from $78.2 million for the same period in

2005. Of the $76.1 million increase, $59.8 million was attributable to the acquisition of MHA in November 2005, $9.8 million was attributable to the increase in employee expenses to support growth in the nurse and allied healthcare staffing segment, $4.7 million was attributable to the increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R on January 1, 2006, and the remaining $1.8 million increase was primarily attributable to increases in office expenses and travel and related expense, partially offset by a decrease in professional liability insurance expenses.

Depreciation and Amortization Expenses.    Amortization expense increased to $2.3 million for the nine months ended September 30, 2006 from less than $0.1 million for the same period in 2005. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of MHA in November 2005. Depreciation expense increased 33%, to $5.3 million for the nine months ended September 30, 2006 from $4.0 million for the same period in 2005. The increase was primarily attributable to the acquisition of MHA in November 2005.

Interest Expense, Net.    Interest expense, net, was $12.7 million for the nine months ended September 30, 2006 as compared to $5.0 million for the same period in 2005. The $7.7 million increase was attributable to the $111.2 million increase in debt outstanding from September 30, 2005 to September 30, 2006 as well as imputed interest expense related to recording assets and liabilities at fair value in conjunction with the acquisition of MHA.

Income Tax Expense.    Income tax expense increased to $15.4 million for the nine months ended September 30, 2006 from $10.0 million for the same period in 2005, reflecting effective income tax rates of 38.0% and 39.5% for these periods, respectively. The decrease in the effective income tax rate in 2006 was primarily attributable to a $0.8 million tax benefit recorded in the second quarter of 2006 from the adjustment of deferred taxes due to recently enacted Texas tax legislation.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At September 30, 2006, $199.0 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance any future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At September 30, 2006, our days sales outstanding (“DSO”) was 59 days. At September 30, 2005, our DSO was 59 days and at December 31, 2005, our DSO was 57 days. The increase in DSO compared to December 31, 2005 was due to fluctuations in the timing of payments received from our hospital and healthcare facility clients. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $17.7 million from $28.2 million in the nine months ended September 30, 2005 to $45.9 million in the nine months ended September 30, 2006. This increase in net cash provided by operations was primarily driven by increased earnings compared to the nine months ended September 30, 2005.

Investing Activities:

Our business acquisition expenditures were $36.0 million during the nine months ended September 30, 2006, compared to $0.4 million in the same period of 2005. Of the $36.0 million of expenditures during the nine months ended September 30, 2006, we paid $35.7 million related to the cash portion of the earnout payment for the November 2005 acquisition of MHA, which was paid with cash on hand. The remaining $0.3 million related to transaction costs incurred during the three months ended March 31, 2006.

We continue to have relatively low capital investment requirements. Capital expenditures were $6.7 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively. For the first nine months of 2006, our capital expenditures were $4.0 million for purchased and internally developed software and $2.7 million for computers, furniture and equipment and other expenditures. We expect our capital expenditure requirements in the near future to be similar to those during the nine months ended September 30, 2006.

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

On May 15, 2006, we borrowed an Incremental Term Loan of $30 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of our common stock under the Stock Purchase Agreement for a total purchase price of $37.5 million, including transaction costs. Effective May 15, 2006, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bore interest, at our option, at either LIBOR plus 2.00% or the Base Rate plus 1.00%. Beginning in August 2006 and thereafter, based on our then current leverage ratio, all term loans bear interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

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

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly amortization payments. In May and August 2006, we made voluntary prepayments of $20.0 million and $8.0 million, respectively, which were applied ratably to the remaining quarterly amortization payments. In June and September 2006 we made the $5.4 million and $2.6 million, respectively, quarterly amortization payments.

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

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.75 to 1.00 for the fiscal quarter ending September 30, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending September 30, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at September 30, 2006.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning May 2006 until November 2008. As of September 30, 2006, we maintain seven interest rate swap agreements with notional amounts totaling $175 million, of which $10 million relates to a forward starting agreement that will become effective in March 2007. We pay fixed rates ranging from 3.99% to 4.97% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning March 2007 through December 2010, and no initial investments were made to enter into these agreements.

At September 30, 2006 and December 31, 2005, the interest rate swap agreements had a fair value of $0.4 million and ($0.1) million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of September 30, 2006 and December 31, 2005, our credit facility also served to collateralize certain letters of credit aggregating $19.5 million and $9.6 million, respectively, issued by us in the normal course of business.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are currently assessing the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS No. 157 beginning January 1, 2008. We are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

During 2006 and 2005, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.7 million during the nine months ended September 30, 2006. Considering the effect of our interest rate swap agreements, a 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million during the nine months ended September 30, 2006.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description of Document
10.1

Letter of Resignation to Board of Directors of AMN Healthcare Services, Inc., dated July 17, 2006, from Steven C. Francis (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 19, 2006).

31.1	Certification by Susan R. Nowakowski, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by David C. Dreyer, Chief Accounting Officer, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Nowakowski, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification by David C. Dreyer, Chief Accounting Officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2006

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer

Date: November 6, 2006

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1

Letter of Resignation to Board of Directors of AMN Healthcare Services, Inc., dated July 17, 2006, from Steven C. Francis (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 19, 2006).

31.1	Certification by Susan R. Nowakowski, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by David C. Dreyer, Chief Accounting Officer, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Nowakowski, Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification by David C. Dreyer, Chief Accounting Officer, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.