Form 10-K
period 2006-12-31
AMN HEALTHCARE SERVICES INC
filed 2007-03-09
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006, or
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006 was $633,854,386 based on a closing sale price of $20.30 per share.

As of March 7, 2007, there were 34,673,461 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 18, 2007 have been incorporated by reference into Part II and Part III of this Form 10-K.

i

PART I

Item 1.	Business

Our Company

AMN Healthcare Services, Inc. “AMN” is the largest temporary healthcare staffing company in the United States. As the largest nationwide provider of travel nurse staffing services, locum tenens (temporary physician staffing) and physician permanent placement services and a leading provider of allied healthcare professionals, we recruit physicians, nurses and allied healthcare professionals, our “healthcare professionals,” nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare facilities throughout the United States.

Our staffing services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, healthcare facilities and physician practice groups. We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands including American Mobile Healthcare®, Medical ExpressSM, NurseChoice® InDemand, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, RN Demand®, RN ExtendSM, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of 2006, we had healthcare professionals on assignment at over 2,000 different healthcare facility clients. We provide services to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics and schools. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, to hospital and healthcare facilities and physician staffing groups. Both were acquired in November 2005 through our purchase of The MHA Group Inc., which we refer to as “MHA”. We market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand name Med Travelers.

Our hospital and healthcare facility clients utilize our temporary healthcare staffing services to cost-effectively manage both short-term and long-term shortages in their staff due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings and seasonal patient census variations. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our access to a large national network of skilled temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

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

Our large number of hospital and healthcare facility clients provides us with the opportunity to offer temporary positions typically in all 50 states and in a variety of work environments and clinical settings. In addition, we provide our temporary healthcare professionals with an attractive benefit package that may include free or subsidized housing, free or reimbursed travel, competitive wages, professional development opportunities, a 401(k) plan, and health and professional liability insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former healthcare professionals.

Industry Overview

Temporary healthcare staffing industry revenues are expected to grow at a compound annual growth rate of approximately 8% from 1997 through 2008, according to industry estimates. The industry has grown each year except 2003 and 2004, in which it declined on an annual basis. Industry revenues for 2007 are expected to grow by 7% to $11.4 billion as compared to 2006. The market segments within the temporary healthcare staffing industry in which we provide service offerings include travel nursing ($2.5 billion market), locum tenens ($1.6 billion market) and allied healthcare ($3.2 billion market). According to estimates prepared by Staffing Industry Analysts, projected growth rates for 2007 are 9% for travel nursing, 14% for locum tenens and 11% for allied healthcare.

The nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During the last quarter of 2006 and into the first quarter of 2007, the industry has reported, and we have also experienced, the typical seasonal decline in nursing demand, along with a lessening of demand in certain regions and specialties. We continue to experience a demand environment that exceeds supply.

Although we experienced considerable improvements in our nurse and allied candidate supply throughout 2006 and into early 2007, the supply market continues to be constrained relative to the demands of our healthcare facility clients. Internationally trained nurses represent a growing supply of nurses, and roughly 15% of newly licensed nurses are foreign-trained. While roughly 90% of our nurses are trained in the United States, we recruit nurses from international channels through our O’Grady Peyton International brand to meet our facility clients’ long-term staffing needs. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. As a result of these visa quotas, there is roughly a four-year delay for nurses from certain countries, such as India and the Philippines, to enter into the United States on a permanent immigrant visa.

Locum tenens physicians are used by hospitals, healthcare facilities and physician practice groups to fill temporary vacancies created by vacations and leave schedules, and increasingly, to bridge the gap while seeking permanent candidates. Staffing Industry Analysts reports the locum tenens market to be the fastest-growing segment of the healthcare staffing industry. The demand environment for locum tenens services continues to be strong, and socioeconomic factors, such as increased physician emphasis on job and lifestyle flexibility, suggest a growing number of physicians are embracing locum tenens as a practice style.

The physician permanent placement services segment also continues to experience an environment in which demand exceeds supply. Physicians are significant drivers of revenue, influencing many hospitals, healthcare facilities and physician practice groups to devote the resources necessary to recruit them. While this creates significant competition for the limited supply of physicians, our national reach and brand recognition position us well in this environment.

The physician permanent placement market has significant growth potential due to client demand for physicians that enable our clients to generate revenue. This demand and the significant overlap of clients seeking both temporary and permanent placement services provides us an opportunity to cross-sell physician permanent placement services and temporary staffing services.

Competition

The healthcare staffing industry is highly competitive. We compete in national, regional and local markets with full-service staffing companies and specialized temporary staffing agencies for both healthcare professionals and hospital and healthcare facility clients. We also compete with hospital systems that have developed their own recruitment departments and interim staffing pools to attract highly qualified healthcare professionals. We compete with other staffing companies for hospital and healthcare facility clients on the basis of the quality and depth of our healthcare professionals, the timely availability of our professionals with requisite skills, the quality, breadth and price of our services, our customer service, our recruitment expertise and the geographic reach of our services. We compete for healthcare professionals on the basis of customer service and expertise, the quantity, diversity and quality of available assignments, compensation packages and, for our temporary nurses and allied healthcare professionals, the benefits that we provide to them while they are on assignment.

We believe that larger, national firms enjoy distinct competitive advantages over smaller, local and regional competitors in the healthcare staffing industry. More established firms have a larger pool of available candidates, substantial word-of-mouth referral networks and more recognizable brand names, enabling them to attract a consistent flow of new applicants. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established business framework and processes that provide the foundation for quality standards recognition, such as the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) staffing agency certification. The greater financial resources of these larger firms also make it relatively easier to provide payroll and housing services for its temporary healthcare professionals, which is cash flow intensive.

Some of our competitors in the travel nurse, allied and locum tenens staffing sectors include Cross Country Healthcare, InteliStaf Healthcare, CHG Healthcare Services, On Assignment, and Medical Doctor Associates.

Demand and Supply Drivers

Demand Drivers

•

Demographics and Advances in Medicine and Technology.    As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that chronic illnesses and hospital census will continue to increase. We believe that these factors will increase the demand for both temporary and permanent healthcare professionals. In addition, enhanced healthcare technology has increased the demand for specialty clinicians who are qualified to operate advanced medical equipment and perform complex medical procedures.

•

Increased Hospital Revenue Opportunity.    Hospital and healthcare facilities’ primary revenue source is generated by physicians. By using permanent physician search and locum tenens staffing services to fill both permanent and temporary vacancies quicker, hospitals and healthcare facilities can generate additional revenue. With more physicians admitting patients, healthcare facilities will have a need for more nurses and allied healthcare professionals to support the increased patient census.

•

Shift to Flexible Staffing Models.    Nurse wages comprise the largest percentage of hospitals’ labor expenses. A focus on cost-effective healthcare service delivery may lead more hospitals and other healthcare facilities to adopt adjustable staffing models that include utilization of flexible staffing resources such as temporary healthcare professionals.

•

Physician and Nursing Shortage.    Many regions of the United States are experiencing a pronounced shortage of physicians and registered nurses. While the extent of the physician shortage is debated, the Bureau of Labor Statistics projects that the incremental job openings for physicians and surgeons from 2004 to 2014 will be 136,000, an increase of 24.0% over ten years. The U.S. Department of Health and Human Services reported that the registered nurse workforce is expected to be 36% below projected requirements by 2020. Faced with demand and tight supply for physicians and nurses, hospitals are utilizing more temporary physicians and nurses to meet staffing requirements. Factors that we believe are contributing to the supply shortage of healthcare professionals include:

—	Changes in Physician and Nurse Population. Approximately 30% of all physicians are 55 years and older and approximately 38% are considering retirement in the next one to three years. The average age of a registered nurse was estimated to be 47 years old in 2004, an increase of 10.6% since 1996.

—	Shortage of Medical and Nursing Schools. As a result of a shortage of qualified faculty and limited availability of medical and nursing schools to prospective healthcare professionals, many believe that the numbers of medical and nursing school graduates are well below the number of new healthcare professionals needed in order to eliminate the projected shortage.

—	Healthcare Professionals Leaving Patient Care Environments for Better Career Opportunities. Healthcare professionals’ career opportunities have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer healthcare professionals attractive positions which involve work that is perceived as more rewarding, and providing increased compensation, less demanding work schedules and more varied career progression and opportunity.

—	Physicians Leaving Practices Due to Increased Burdens of Malpractice Insurance and Medical Insurance Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and displeased with claim billing restrictions and paperwork. In addition, malpractice premiums have been increasing over the last several years.

•

Seasonality.    Hospitals in regions that experience significant seasonal fluctuations in population, such as Florida or Arizona during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in patient census. Many of these hospitals find it more cost-effective to utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

•

Patient Demand.    Patients have increasing access to healthcare information through various channels including the internet and advertising. With this information, many patients are taking a more active role in their own healthcare management, including requesting diagnostic tests and elective and non-elective procedures. This increased patient demand for healthcare services is expected to drive an increased need for healthcare professionals.

Supply Drivers

•

Traditional Reasons for a Healthcare Professional to Work on a Temporary Assignment.    Temporary staffing allows healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, manage work/life balance, build their resumes, try out different clinical settings, reduce administrative burdens, allow for a transitional period between permanent jobs and avoid unwanted workplace politics that may accompany a permanent position. Other benefits to temporary healthcare professionals could include free or subsidized housing, competitive wages, professional liability insurance coverage, professional development opportunities, health insurance, and completion bonuses for some assignments. All of these opportunities have been constant supply drivers which continue to attract new healthcare professionals into our industry.

•

Word-of-Mouth Referrals.    New applicants are often referred to staffing companies by other healthcare professionals who have taken temporary assignments with or been placed in a permanent position by those staffing companies. Growth in the number of healthcare professionals who are working on temporary assignments or have been placed in permanent positions by a staffing agency, as well as the increased number of hospital and healthcare facilities that utilize temporary healthcare professionals, creates more opportunities for referrals.

•

More Physicians Choosing Temporary Staffing Due to Increased Reimbursement and Malpractice Concerns.    Locum tenens positions provide physicians the opportunity to practice medicine without undue concern for malpractice costs or insurance reimbursement.

•

More Nurses Choosing Travel Staffing Due to the Nursing Shortage and Stable Economy.    In times of nursing shortages and a stable economy, nurses with permanent jobs generally feel more secure about their employment prospects. They have a higher degree of confidence that they can leave their permanent position to take a travel assignment and have the ability to return to a permanent position in the future. Additionally, during a nursing shortage, permanent staff nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Consequently, many experienced nurses choose to leave their permanent employer and look for a more flexible and rewarding position.

•

Legislation Allowing Nurses to Become More Mobile.    The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and has been enacted in 22 states.

Growth Strategy

Our goal is to expand our leadership position within the healthcare staffing sector in the United States. The key components of our business strategy include:

•

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities.    We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients and continue to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner who can fulfill the quantity, breadth and quality of their temporary and permanent staffing needs and help them develop strategies for the most cost-effective staffing models. In addition, over the last few years, hospitals and healthcare facilities have shown an interest in working with fewer vendors in order to increase efficiency. We believe that our larger size and proven ability to fill our clients’ staffing needs provide us with the opportunity to serve our client facilities implementing this vendor consolidation strategy. Because we possess one of the largest national networks of available physician, nurse and allied healthcare professionals, we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective solutions to meet their staffing needs.

•

Expanding Our Network of Qualified Healthcare Professionals.    Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified healthcare professionals. We continue to build our supply of healthcare professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. We have also conducted several research initiatives to assist us in segmenting the population of healthcare professionals and developed targeted advertising campaigns directed at these different segments. Through our O’Grady Peyton International brand, we seek to leverage our existing infrastructure and our industry-leading international recruiting expertise to further build our supply of qualified nurses by recruiting foreign-trained nurses, who are expected to be an increasingly important component of the U.S. healthcare professional workforce.

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

•

Expanding and Enhancing our Service Offerings.    In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to introduce new service offerings and enhance our existing service offerings. As our hospital and healthcare facility clients’ needs change, we constantly explore what additional services we can provide to better serve those needs.

•

Providing Innovative Technology.    We continue to be an innovation leader in healthcare staffing by providing on-line services and tools to both our hospital and healthcare facility clients and our healthcare professionals. Our on-line resource, Staffing Service Center, provides online resources for hospital and healthcare facility clients to streamline their communications and process flow to secure and manage staffing services. Another on-line resource, The Service Connection, provides an on-line self-service resource for our healthcare professionals to track assignment information and complete key forms electronically. Both sites offer secure access and self-service features twenty-four hours a day, seven days a week.

•

Building the Strongest Management Team to Optimize Our Business Model.    In addition to a tenured senior sales and operations management team, we have continued to focus on training and professional development for all levels of management and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients.

•

Capitalizing on Strategic Acquisition Opportunities.    In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. In the period following acquisitions, we have sought to leverage our hospital relationships and orders across our brands, integrate back-office functions and, where appropriate, maintain brand differentiation for temporary healthcare professional recruitment purposes.

Business Overview

Services Provided

Nurse and Allied Healthcare Staffing Segment

Hospitals and healthcare facilities generally obtain supplemental staffing for nurses and allied healthcare professionals from two external sources, local temporary (per diem) agencies and regional and national travel healthcare staffing companies. Per diem staffing involves the placement of locally based healthcare professionals on daily shift work on an as needed basis. Hospitals and healthcare facilities often give only a few hours notice of their per diem assignments, which require a quick turnaround from their staffing agencies of generally less than 24 hours. Travel staffing, on the other hand, has historically provided hospital and healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements, typically for four to 26 weeks. In contrast to per diem agencies, travel staffing companies select from a national (and in some cases international) skilled labor pool and provide pre-screened candidates to their hospital and healthcare facility clients, often at a lower cost than per diem staffing. Historically, we have focused on the travel segment of the temporary healthcare staffing industry for our nurse and allied healthcare professionals. More recently, in the past few years we have expanded our service offerings to include assignment lengths of four weeks to 24 months in placing both domestic and internationally trained healthcare professionals.

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses and advanced practice nurses in a wide range of specialties for travel assignments throughout the United States. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. Nurses comprise approximately 90% of our nurse and allied healthcare segment of our business. We typically place the majority of our nurses on 13-week assignments with hospitals and healthcare facilities. We also offer a longer-term staffing solution, typically of 12-18 month assignments, through our O’Grady Peyton International and RN Extend brands. While the majority of nurses that we place on assignment have been educated and trained in the United States, we recruit English-speaking internationally trained nurses from foreign countries through our O’Grady Peyton International brand. In addition, we offer a shorter-term staffing solution under our NurseChoice InDemand brand to address hospitals’ urgent need for registered nurses. NurseChoice InDemand is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. Typical assignments are four to eight weeks and provide premium compensation packages to nurses.

Allied Health Professionals.    We also provide allied health professionals under our Med Travelers brand to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics and schools. Allied health professionals include such disciplines as physical therapists, surgical technologists, respiratory therapists, occupational therapists, medical and radiology technologists, dialysis technicians, speech pathologists and rehabilitation assistants. Allied health professionals comprise approximately 10% of the total nurse and allied health temporary healthcare professionals working for us.

Locum Tenens Staffing Segment

Under our Staff Care brand, we place physicians of all specialties and certified registered nurse anesthetists (CRNA) on a temporary basis (locum tenens) as independent contractors with all types of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. These professionals are recruited nationwide and typically placed on multi-week contracts. Assignment length ranges from a few days up to one year, with an average assignment duration of eight weeks.

Physician Permanent Placement Services Segment

We provide permanent physician placement services under our Merritt, Hawkins & Associates brand to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we are paid for our services through a blend of retained search fees and variable fees tied to work performed and successful placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities including internal medicine, family practice and radiology.

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

The following chart depicts our comprehensive healthcare staffing capabilities and focus on critical staffing needs:

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer healthcare professionals placement opportunities throughout the United States and provide staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically generate revenue in all 50 states. During 2006, the largest percentages of our revenue were concentrated in California, Arizona, Florida, Texas, Pennsylvania and New York.

We had temporary healthcare professionals on assignment at over 2,000 different healthcare facility clients at the end of 2006. The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, dialysis centers, clinics and schools. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. No single client healthcare system comprised more than 10% of revenue and no single client facility comprised more than 3% of revenue for the year ended December 31, 2006.

Our Business Model

We have developed and continually refine our business model to achieve greater levels of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our healthcare professionals and our hospital and healthcare facility clients.

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

In our effort to attract and retain highly qualified temporary healthcare professionals, we offer a variety of benefits to our employed professionals. These benefits may include: travel reimbursement; group medical, dental and life insurance; referral bonuses; completion bonuses; 401(k) plan and dependent care and medical reimbursement; and free continuing education. Additionally, most of our temporary healthcare professionals are offered free or subsidized housing while on assignment.

Screening, Licensing and Quality Management

Through our quality management and assurance departments, we screen all candidates prior to placement, and we continue to evaluate our temporary healthcare professionals after they are placed to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our healthcare professionals have the appropriate experience, credentials and skills for the assignments they accept. Additionally, these processes enable us to provide licensing and privileging services to our physicians for temporary assignments. Our experience has shown us that well-matched placements result in more satisfied healthcare professionals and healthcare facility clients.

Placement

For our nurse staffing services, generally, orders are entered into our information network by our hospital account managers and are available to the recruiters at all of our recruitment brands. The hospital account managers develop a relationship with the healthcare facility, arrange telephone interviews between the temporary healthcare professional and the hospital, and confirm offers and placements with the hospital or healthcare facility. At the same time, our recruiters seek to develop and maintain strong and lasting relationships with our healthcare professionals.

In the case of our international temporary healthcare professionals, the recruiters and placement coordinators at our O’Grady Peyton International brand, including those located in the United Kingdom, Australia, South Africa, India and Singapore, assist candidates in preparing for the United States nursing examination and subsequently obtaining a U.S. nursing license. These recruiters and other staff also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents prior to their arrival in the United States. Our international temporary healthcare professionals are typically placed on longer-term, 18-month assignments as a result of our substantial investment in bringing them to work in the United States. Near completion of the 18-month assignment, our recruiters will work with these temporary healthcare professionals to explore their options for new assignments.

For the locum tenens staffing and physician permanent placement services segments, orders for temporary physicians or permanent placement requests are generated by our national marketing team. Our national presence and infrastructure enable us to provide physicians with a variety of attractive client locations, perquisites and opportunities for career development. Our recruiters and account representatives work together using proprietary information systems to fill orders and schedule physicians on temporary assignments. Our permanent placement recruiters work closely with our clients and marketing team to recruit and fill permanent placement requests. We also have the ability to cross-sell our permanent placement and temporary placement services to our clients.

Hospital Billing

To accommodate the needs of our healthcare facility clients, for temporary healthcare professional staffing, we offer two types of billing: hours and days worked contracts and flat fee contracts. During 2006, we billed approximately 98% of nurse and allied healthcare segment services based on hours and days worked contracts and approximately 2% based on flat rate contracts, and we billed substantially all of the working temporary physicians based on hours and days worked contracts.

Hours and Days Worked Contracts.    Under hours and days worked contracts, the temporary healthcare professional is either our employee for payroll and benefits purposes or an independent contractor typically paid directly by us on behalf of the hospital and healthcare facility clients. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly or daily rate that effectively includes reimbursement for recruitment fees, compensation and any benefits for the temporary healthcare professional and any applicable employer taxes. Housing or travel expenses are either included in the rate or billed separately. Overtime, shift differential and holiday hours worked are typically billed at a premium rate. In turn, we pay the temporary healthcare professional’s wages or contracted fees, housing and travel costs and any benefits. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities generally expect from their supplemental staffing sources.

Flat Rate Contracts.    With flat rate contracts, the temporary healthcare professional is compensated directly by the hospital or healthcare facility. We bill the hospital a “flat” weekly rate that includes reimbursement for recruitment fees, temporary healthcare professional benefits and typically housing expenses, which may be billed separately.

Information Systems

Our management information and communications systems, including our financial reporting systems, are primarily centralized and controlled in our corporate headquarters in San Diego, CA, with additional systems for our physician businesses centralized and controlled at our offices in Irving, TX. We have developed and currently operate proprietary information systems that include integrated processes for healthcare professional and healthcare facility contract management, matching of healthcare professionals with client assignments, healthcare professional file submissions for placements, quality management tracking, managing compensation packages and managing healthcare facility contract and billing terms. These systems provide our staff with fast, detailed information regarding individual healthcare professionals and hospital and healthcare facility clients and are scalable to support future business growth.

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

In addition to our proactive measures, we engage in a review process of incidents involving our healthcare professionals. Upon notification of a healthcare professional’s involvement in an incident that may result in liability for us, the healthcare professional’s actions are reviewed and a prompt determination is made regarding whether the healthcare professional will continue the assignment and whether we will place him/her on future assignments. We also rely on our hospital and healthcare facility clients and the state professional associations’ investigation of incidents involving our healthcare professionals in determining continued and future assignments.

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to much of the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are directly applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. We are currently licensed in states that require such licenses and take measures to ensure compliance with all material state licensure requirements. In addition, we received our JCAHO Corporate Certification for AMN Healthcare and the nurse brands of American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing and NurseChoice based on a review of our compliance with national standards. We were the first healthcare staffing firm in the country to receive the prestigious JCAHO Certification as a corporate system with multiple staffing sites. In January 2007, our international staffing brand, O’Grady-Peyton International, Inc., also received its JCAHO staffing certification.

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

Employees

As of December 31, 2006, we had approximately 2,000 corporate employees. During the fourth quarter of 2006, we had an average of over 7,000 nurse and allied healthcare professionals working on assignment, and days filled by our physician and CRNA independent contractors totaled 49,651. Days filled is calculated by dividing the physician independent contractor hours filled during the period by eight hours.

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

We rely significantly on our ability to recruit and retain healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital, healthcare facility clients and physician practice groups. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals, healthcare facilities and physician practice groups based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide to our healthcare professionals. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in the permanent physician staffing business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our hospital, healthcare facility clients and physician practice groups.

Currently, there is a shortage of qualified nurses and certain allied healthcare professionals in the United States, significant competition exists for these personnel, and salaries and benefits have risen. We may be unable to continue to increase the number of temporary and permanent healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to recruit and retain temporary and permanent healthcare professionals depends on several factors, including our ability to provide our healthcare professionals with assignments and placements that they view as attractive and to provide our temporary healthcare professionals with competitive wages and benefits, including health insurance and housing. We cannot assure you that we will be successful in any of these areas as the costs of attracting healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients. If we are unable to increase the rates that we charge our hospital and healthcare facility clients to cover these costs, our profitability could decline. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies, specialized temporary staffing agencies and hospital systems that have developed their own interim staffing pools. Some of our competitors in the temporary nurse and locum tenens staffing sectors include Cross Country Healthcare, InteliStaf Healthcare, CHG Healthcare Services, Inc., On Assignment, and Medical Doctor Associates.

We believe that the primary competitive factors in obtaining and retaining hospital, healthcare facility and physician practice group clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring the job performance of our employees and independent contractor professionals. Competition for hospital, healthcare facility and physician practice group clients and temporary and permanent healthcare professionals may increase in the future due to these factors or a shortage of qualified healthcare professionals in the marketplace and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenue or clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our clients to bypass our services, which would also cause revenue and margins to decline.

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

Some hospitals and healthcare facility clients choose to outsource this contract and order function to staffing associations owned by member healthcare facilities or vendor management service companies that may act as intermediaries with our client facilities. These organizations may impact our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with healthcare facility clients. We may also experience pricing pressure or incremental fees from these organizations that may negatively impact our revenue and profitability.

Additionally, some of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders may be affected by government legislation or policy.

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

In addition, our hospital, healthcare facility and physician practice group clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital, healthcare facility and physician practice group clients could also adversely affect the prices and demand for our services. For example, legislation in Massachusetts limited the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. While our service offerings are exempt, in part, from this regulation, similar regulations may be enacted in other states in which we operate, and as a result revenue and margins could decrease. Furthermore, third party payers, such as federal and state government and health maintenance organizations, significantly impact the prices charged for medical care. Failure by hospitals, healthcare facilities and physician practice groups to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our services, or result in some facilities’ cessation of business.

We are also subject to certain laws and regulations applicable to healthcare staffing agencies and general temporary staffing services. Like all employers, we must also comply with various laws and regulations relating to pay practices, workers compensation and immigration. As we continue to grow, we believe that we are more likely to be a target of challenges to our pay practices, such as challenges to our employee classifications under the Fair Labor Standards Act or similar state laws. There is a risk that we could be subject to payment of additional wages, insurance and employment and payroll related taxes if certain of our corporate employees classified as exempt from overtime and minimum wage requirements are re-classified as non-exempt from overtime and minimum wage requirements. Because of the nature of our business, the impact of these laws and regulations may have a more pronounced effect on our business. These laws and regulations may also impede our ability to grow our operations.

We primarily draw our supply of healthcare professionals from the United States, but international supply channels have represented a small but growing temporary nurse supply source. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. As a result of these quotas, there is roughly a four-year delay for nurses from certain countries, such as India and the Philippines, to enter into the United States on a permanent immigrant visa.

Additionally, we have incurred and will continue to incur additional legal and accounting expenses related to compliance with corporate governance and disclosure standards implemented by the Sarbanes-Oxley Act of 2002, the rules of the New York Stock Exchange and regulations of the Securities and Exchange Commission, including the 2006 Executive Compensation and Related Person Disclosure rule making and the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). Regulations promulgated in connection with Section 404 of the Sarbanes-Oxley Act of 2002 require an annual and quarterly review by management and evaluation of our internal control systems, in addition to an annual auditor attestation of the effectiveness of these systems, which commenced with our fiscal year ended on December 31, 2004. If we are found in non-compliance with these laws and regulations, damages, civil and criminal penalties, injunctions and cease and desist orders may be imposed, which would negatively impact our business and operations. The increase in costs necessitated by compliance with the laws and regulations affecting our business reduces our overall profitability, and reduces the assets and resources available for utilization in the expansion of our business operations.

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

An effective growth management strategy is necessary to organically grow our current operations, and if we do not successfully execute on this growth strategy, our profitability could decline. We continue to explore strategic acquisition opportunities to supplement our organic growth strategy. Our acquisition and integration strategy involves significant risks and uncertainties, including appropriate valuation of target companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees or customers of acquired companies, and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner. Acquisitions may also require significant expenditures of cash and other resources and assumption of debt that may ultimately negatively impact our overall financial performance.

Difficulties in maintaining our management information and communications systems may negatively impact our business operations and as a result, our financial performance.

Our ability to deliver our staffing services to our hospital, healthcare facility and physician practice group clients and manage our internal systems depends to a large extent upon our access to and the performance of our management information and communications systems. These systems also maintain accounting and financial information, which we depend upon to fulfill our financial reporting obligations. If these systems do not adequately support our operations, these systems are damaged or service is disrupted or if we are required to incur significant additional costs to repair, maintain or expand these systems, our business and financial results could be materially adversely affected. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters or service interruptions, and the loss of systems information could result in disruption to our business.

The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely impact our profitability.

Although it is general industry standard to treat certain healthcare professionals, such as physicians, as independent contractors, there is a risk we could be subject to additional wage and insurance claims, and employment and payroll-related taxes if federal or state taxing authorities re-classify our independent contractor physicians and certified registered nurse anesthetists as employees, which would significantly reduce our profitability. In addition, many states have laws which prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians are classified as employees, we could be found in violation of state laws that prohibit the corporate practice of medicine, which would have a substantial negative impact on our profitability.

The impact of medical malpractice and other claims asserted against us could subject us to substantial liabilities.

In recent years, our hospital, healthcare facility and physician practice group clients are subject to a number of legal actions alleging malpractice or related legal theories. Because our temporary and permanent healthcare professionals provide medical care and we recruit and assist in credentialing of these healthcare professionals, claims may be brought against us and our healthcare professionals relating to the recruitment and qualification of these healthcare professionals and the quality of medical care provided by our temporary healthcare professionals while on assignment or after placement at our hospital, healthcare facility and physician practice group clients. We and the healthcare professional are at times named in these lawsuits regardless of our contractual obligations, the competency of the healthcare professional, the standard of care provided by the healthcare professional or the quality of service that we provided. In some instances, we are required to indemnify hospital, healthcare facility and physician practice group clients contractually against some or all of these potential legal actions.

Also, because some of our temporary healthcare professionals are our employees, we may be subject to various employment claims and contractual disputes regarding the terms of a temporary healthcare professional’s employment. Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies, we are subject to possible claims by our temporary healthcare professionals alleging discrimination, sexual harassment and other similar activities by our hospital and healthcare facility clients or their agents. We maintain a policy for employment practices coverage. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified individuals in the future.

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

If we are unable to carry out our business strategy, our profitability could be negatively impacted.

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

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have employment agreements only with Susan R. Nowakowski, our President and Chief Executive Officer, and two non-executive officers. If these individuals or members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment to goodwill.

As of December 31, 2006, we had $240.7 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2006, goodwill represented 38.7% of our total assets.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although an impairment charge to earnings for goodwill would not affect our cash flow, it would decrease our earnings or increase our losses, as the case may be, and our stock price could be adversely affected. We have reviewed our goodwill for impairment in accordance with the provisions of SFAS No. 142, and have not identified any impairment to goodwill.

We have a substantial accrual for self-insured retentions on our balance sheet, and any significant adverse adjustments in these accruals may have the effect of decreasing our earnings or increasing our losses.

We maintain accruals for self-insured retentions for professional liability, health insurance, workers compensation and other employment practices related matters on our balance sheet. Generally, increases to these accruals do not immediately affect our cash flow, but a significant increase to these self-insured retention accruals may decrease our earnings. We determine the adequacy of our self-insured retention accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys and third party administrators, as well as industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals, as appropriate.

Due to changes in accounting rules, we are now incurring significant stock-based compensation charges related to share-based payment awards.

In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123R, which requires us to measure all share-based payment awards, including stock options and other stock-based compensation awards, using a fair-value method and to record such expense in the consolidated statements of operations. This change was reflected in the presentation of our condensed consolidated financial statements for fiscal 2006 and reduced our diluted earnings per share by $0.12. The adoption of this standard has had, and will continue to have, a negative impact on our consolidated net income and earnings per share.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We believe that our leased space is adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. In accordance with, and as required by, the terms of our Credit Agreement, we have pledged substantially all of our assets and properties to our lenders under our Credit Agreement to secure our obligations thereunder. Our principal leases as of December 31, 2006 are identified in the chart below:

Location	Square Feet
San Diego, California (corporate headquarters)	175,672
Irving, Texas	154,315
Huntersville, North Carolina	30,870
Ft. Lauderdale, Florida	25,408
Westminster, Colorado	19,427
Salt Lake City, Utah	13,347
Atlanta, Georgia	13,302
Irvine, California	6,165
Birmingham (United Kingdom)	5,001
Savannah, Georgia	4,780
London (United Kingdom)	4,398
Bangalore (India)	3,305
Sydney (Australia)	2,734

Item 3.	Legal Proceedings

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

Our hospital, healthcare facility and physician practice clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with our hospital, healthcare facility and physician practice clients relating to these matters. At this time, we are not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

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

	Sales Price
	High	Low
Year Ended December 31, 2005
First Quarter	$16.85	$12.85
Second Quarter	$16.55	$13.62
Third Quarter	$17.46	$14.85
Fourth Quarter	$20.73	$14.73

Year Ended December 31, 2006
First Quarter	$21.39	$17.75
Second Quarter	$21.90	$17.28
Third Quarter	$24.94	$19.36
Fourth Quarter	$28.33	$23.34

As of March 7, 2007, there were 34,673,461 shares of our common stock issued and outstanding that were held by stockholders of record. On March 7, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $21.42 per share.

On November 2, 2005, we issued 2.3 million shares of common stock in connection with our acquisition of MHA, and we issued an additional 0.7 million shares on March 9, 2006 for payment of earn-out amounts as provided in the acquisition agreement. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D promulgated thereunder (“Regulation D”), based upon representations that we have obtained from each MHA shareholder receiving such shares, including that such shareholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D. On March 10, 2006, we filed a registration statement on Form S-3 to register the 2.3 million shares of common stock in connection with our acquisition of MHA and the additional 0.7 million shares for payment of the earn-out amounts as provided in the acquisition agreement.

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

Additional information regarding our stock option plans and plan activity for the years ended December 31, 2006, 2005 and 2004 is provided in our consolidated financial statements in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements, Note 10 Stock-Based Compensation” and is incorporated herein by reference to our Proxy Statement under the heading “Equity Compensation Plan Information at December 31, 2006” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 18, 2007.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act of 1933, as amended.

The graph below compares the total stockholder return on our Common Stock with the total stockholder return of (i) the New York Stock Exchange (“NYSE”) Composite Index, (ii) the Dow Jones US Health Care Providers Index (“HEA”), and (iii) the Dow Jones Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on November 13, 2001 (the first day of trading in our common stock) in our Common Stock, the stocks comprising the NYSE Market Index, the stocks comprising the HEA, and the stocks comprising the BTEA.

We have historically included the HEA as our peer group index. During 2006, we determined that the BTEA industry classification more closely reflects our peer group as it includes numerous healthcare staffing companies including several of our direct competitors. For comparison, we have included both the HEA and BTEA in the graph below, and in future periods we will disclose only the BTEA as our peer group index.

Item 6.	Selected Financial Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data at December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited financial statements that do not appear herein. Because of our acquisition of MHA in November 2005, the consolidated statement of operations for the year ended December 31, 2005 only includes the results of operations of MHA since the date of acquisition. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,081,703	$705,843	$629,016	$714,209	$775,683
Cost of revenue	792,415	535,608	484,654	552,052	586,900

Gross profit	289,288	170,235	144,362	162,157	188,783

Operating expenses:
Selling, general and administrative	205,499	117,326	102,186	93,374	98,679
Depreciation and amortization	10,325	6,179	5,837	4,819	3,839

Total operating expenses	215,824	123,505	108,023	98,193	102,518

Income from operations	73,464	46,730	36,339	63,964	86,265
Interest expense (income), net	16,698	9,565	8,440	2,303	(343)

Income before income taxes	56,766	37,165	27,899	61,661	86,608
Income tax expense	21,675	14,931	10,553	23,869	34,252

Net income	$35,091	$22,234	$17,346	$37,792	$52,356

Net income per common share:
Basic	$1.07	$0.76	$0.61	$1.04	$1.23

Diluted	$1.02	$0.69	$0.55	$0.95	$1.12

Weighted average common shares outstanding:
Basic	32,662	29,130	28,248	36,456	42,534

Diluted	34,504	32,118	31,369	39,785	46,805

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,422	$19,110	$3,908	$4,687	$40,135
Total assets	622,181	618,387	286,960	304,532	348,774
Total notes payable, including current portion	173,380	205,000	101,723	138,900	—
Total stockholders’ equity	244,546	193,200	136,776	116,097	295,824

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the largest temporary healthcare staffing company in the United States. As the largest nationwide provider of travel nurse staffing services, locum tenens (temporary physician staffing) and physician permanent placement services and a leading provider of allied healthcare professionals, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare facilities throughout the United States.

For the year ended December 31, 2006, we recorded revenue of $1,081.7 million, as compared to revenue of $705.8 million and $629.0 million for the years ended December 31, 2005 and 2004, respectively. We recorded net income of $35.1 million for the year ended December 31, 2006, as compared to net income of $22.2 million and $17.3 million for the years ended December 31, 2005 and 2004, respectively.

Our staffing services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, healthcare facilities and physician practice groups. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands including American Mobile Healthcare, Medical Express, NurseChoice InDemand, NursesRx, Preferred Healthcare Staffing, Med Travelers, RN Demand, RN Extend, O’Grady Peyton International, Staff Care and Merritt, Hawkins & Associates. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of 2006, we had healthcare professionals on assignment at over 2,000 different healthcare facility clients. We provide services to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics and schools. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens staffing and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, to both healthcare professionals and hospital and healthcare facilities and physician staffing groups. We market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand name Med Travelers.

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

Our large number of hospital and healthcare facility clients provides us with the opportunity to offer temporary or permanent positions typically in all 50 states and in a variety of work environments and clinical settings. In addition, we provide our temporary healthcare professionals with an attractive benefits package that may include free or subsidized housing, free or reimbursed travel, competitive wages, professional development opportunities, a 401(k) plan, and health and professional liability insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former healthcare professionals.

Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center, The University of Chicago Hospitals, and Mayo Health System. We also provide services to government facilities, sub-acute healthcare facilities, physician practice groups, dialysis centers, clinics and schools.

Our hospital and healthcare facility clients utilize our services to cost-effectively manage shortages in their staff due to a variety of circumstances such as attrition, leave schedules, new unit openings, seasonal patient census variations, the physician and nurse staffing shortage and other short-term, long-term and permanent staffing needs. In addition to providing continuity of care and quality patient care, we believe hospitals and healthcare facilities contract with us due to our access to a large national network of skilled temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our reliable and superior customer service, and our ability to provide temporary staffing solutions while we assist the client in filling permanent staffing needs.

Recent Trends

Temporary healthcare staffing industry revenues are expected to grow at a compound annual growth rate of approximately 8% from 1997 through 2008, according to industry estimates. The industry has grown each year except 2003 and 2004, in which it declined on an annual basis. Industry revenues for 2007 as compared to 2006 are expected to grow by 7% to $11.4 billion. The market segments within the temporary healthcare staffing industry in which we provide service offerings include travel nursing ($2.5 billion market), locum tenens ($1.6 billion market) and allied healthcare ($3.2 billion market). According to estimates prepared by Staffing Industry Analysts, projected growth rates for 2007 are 9% for travel nursing, 14% for locum tenens and 11% for allied healthcare.

The nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During the last few months of 2006 and into the first quarter of 2007, the industry has reported, and we have also experienced, the typical seasonal decline in nursing demand, along with a lessening of demand in certain regions and specialties. We continue to experience a demand environment that exceeds supply.

Although we experienced considerable improvements in our nurse and allied candidate supply throughout 2006 and into early 2007, the supply market continues to be constrained relative to the demands of our healthcare facility clients. Internationally trained nurses represent a growing supply of nurses and roughly 15% of newly licensed nurses are foreign-trained. While roughly 90% of our nurses are trained in the United States, we recruit nurses from international channels through our O’Grady Peyton International brand to meet our facility clients’ long-term staffing needs. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. As a result of these visa quotas, there is roughly a four-year delay for nurses from certain countries, such as India and the Philippines, to enter into the United States on a permanent immigrant visa.

Locum tenens physicians are used by hospitals, healthcare facilities and physician practice groups to fill temporary vacancies created by vacations and leave schedules, and increasingly, to bridge the gap while seeking permanent candidates. Staffing Industry Analysts reports the locum tenens market to be the fastest-growing segment of the healthcare staffing industry. The demand environment for locum tenens services continues to be strong, and socioeconomic factors, such as increased physician emphasis on job and lifestyle flexibility, suggest a growing number of physicians are embracing locum tenens as a practice style.

The physician permanent placement services segment also continues to experience an environment in which demand exceeds supply. Physicians are significant drivers of revenue, influencing many hospitals, healthcare facilities and physician practice groups to devote the resources necessary to recruit them. While this creates significant competition for the limited supply of physicians, our national reach and brand recognition position us well in this environment.

The physician permanent placement market has significant growth potential due to client demand for physicians that enable our clients to generate revenue. This demand and the significant overlap of clients seeking both temporary and permanent placement services provides us an opportunity to cross-sell physician permanent placement services and temporary staffing services.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts and contingencies and litigation and share-based payments. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

1) Goodwill and Intangible Assets

We have recorded goodwill resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses each year to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. We originally adopted December 31st of each year as our annual impairment testing date. In 2006, subsequent to the acquisition of MHA and the resulting addition of two reportable segments, we elected to change our annual impairment testing date to October 31st of each year, commencing October 31, 2006. Changing the testing date to October 31st will allow us more time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission. We performed the annual impairment test at December 31, 2005 and October 31, 2006 and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2006 that indicate impairment may have occurred.

SFAS No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have analyzed our amortizable intangible assets for impairment in accordance with the provisions of SFAS No. 144 and determined that there is no impairment.

If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of December 31, 2006 and December 31, 2005, we had $240.7 million and $240.8 million of goodwill, respectively, net of accumulated amortization, and $116.4 million and $121.2 million, respectively, of net intangible assets recorded on our consolidated balance sheets. The decrease in goodwill is primarily due to $0.4 million of tax related purchase accounting adjustments recorded during 2006, offset by $0.3 million of acquisition costs recorded during 2006.

2) Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, net of our insurance recoverable, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, with reserves for reported claims based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, we obtain updated actuarial studies on a regular basis that primarily utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of December 31, 2006 and December 31, 2005, we had $14.5 million and $13.9 million, respectively, accrued for professional liability retention of which $2.0 and $1.9 was classified as a current liability, respectively. The increase in the professional liability accrual was related to an increase in the number of healthcare providers on assignment during 2006, partially offset by better than expected claims experience, primarily in our locum tenens staffing segment, and payments made during the period.

3) Self-Insured Health Benefit Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at December 31, 2006 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. As of December 31, 2006 and December 31, 2005, we had $2.0 million and $2.4 million, respectively, accrued for incurred, but not reported, health benefit claims. The decrease in the accrual was due to a favorable trend in insurance claims paid and a decrease in the reporting and payment processing time for claims. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and payment processing time for claims.

4) Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of

December 31, 2006 and December 31, 2005, we had $9.3 million and $10.1 million, respectively, accrued for workers compensation claims, of which $2.8 million and $3.0 million was classified as a current liability, respectively. The decrease in the accrual was attributable to an actuarial-based reserve reduction of $1.8 million based on favorable historical claims experience, offset by the fact that claim payments made against the reserve during 2006 for the current and prior years are lagging slightly behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the course of the last five years.

5) Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of December 31, 2006 and December 31, 2005, our allowance for doubtful accounts was $3.3 million and $2.4 million, respectively. The increase is primarily attributable to the passage of time since our acquisition of MHA in November 2005, at which time we recorded MHA’s accounts receivable at fair value. As MHA has generated revenue and accounts receivable since the acquisition date, the allowance for doubtful accounts has increased accordingly.

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

7) Share-Based Payments

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

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 10(b) to the accompanying consolidated financial statements. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the option term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility and therefore utilize this measure. Prior to January 1, 2006, we estimated volatility based on a combination of our historical volatility rate and the historical volatility rate of comparable companies. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model, or a different valuation model, in the future, which could materially affect our net income and earnings per share.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. We completed our acquisition of MHA in November 2005, therefore the consolidated statement of operations for the year ended December 31, 2005 only includes the results of operations of MHA and the locums tenens staffing and physician permanent placement services segments since the date of acquisition. Accordingly, reporting segment information in the following table would not be meaningful. Additionally, as reporting comparative information for the year ended December 31, 2005 would not be meaningful, we have included reporting segment information only for the year ended December 31, 2006. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2006	2005	2004
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	73.3	75.9	77.0

Gross profit	26.7	24.1	23.0
Selling, general and administrative	19.0	16.6	16.2
Depreciation and amortization	1.0	0.9	1.0

Income from operations	6.7	6.6	5.8
Interest expense, net	1.5	1.3	1.3

Income before income taxes	5.2	5.3	4.5
Income tax expense	2.0	2.1	1.7

Net income	3.2%	3.2%	2.8%

Comparison of Results for the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenue.    Revenue increased 53%, to $1,081.7 million for 2006 from $705.8 million for 2005. Of the $375.9 million increase, $313.6 million was attributable to the acquisition of MHA in November 2005, $32.1 million was attributable to the organic increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients,

$15.1 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts and $15.1 million was attributable to the increase in the average number of temporary healthcare professionals on assignment. Revenue by reportable segment for 2006 was $763.2 million for nurse and allied healthcare staffing, $268.1 million for locum tenens staffing and $50.4 million for physician permanent placement services.

Cost of Revenue.    Cost of revenue increased 48%, to $792.4 million for 2006 from $535.6 million for 2005. Of the $256.8 million increase, $215.7 million was attributable to the acquisition of MHA in November 2005, $17.3 million was attributable to net increases in compensation provided to our temporary healthcare professionals, which was net of $2.4 million of worker’s compensation reserve adjustments, $12.3 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts and $11.5 million was attributable to the increase in the average number of temporary healthcare professionals on assignment. Cost of revenue by reportable segment for 2006 was $575.8 million for nurse and allied healthcare staffing, $197.1 million for locum tenens staffing and $19.5 million for physician permanent placement services.

Gross Profit.    Gross profit increased 70%, to $289.3 million for 2006 from $170.2 million for 2005, representing gross margins of 26.7% and 24.1%, respectively. The increase in gross margin was primarily attributable to an increase in the spread between bill rates and pay rates, lower workers compensation costs due primarily to an actuarial-based reserve reduction during 2006, and the addition of the higher gross margin locum tenens staffing and physician permanent placement services segments through the acquisition of MHA in November 2005. Gross margin by reportable segment for 2006 was 24.6% for nurse and allied healthcare staffing, 26.5% for locum tenens staffing and 61.4% for physician permanent placement services.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 75%, to $205.5 million for 2006 from $117.3 million for 2005. Of the $88.2 million increase, $67.6 million was attributable to the acquisition of MHA in November 2005, which was net of a $2.6 million actuarial based reduction to our professional liability reserve during the three months ended December 31, 2006, $12.2 million was attributable to an increase in employee expenses primarily to support growth in the nurse and allied healthcare staffing segment, $6.3 million was attributable to the increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R on January 1, 2006, and the remaining $2.1 million increase was primarily attributable to increases in office expenses and travel and related expense, partially offset by a decrease in professional liability insurance expenses. Selling, general and administrative expenses by reportable segment for 2006 was $137.2 million for nurse and allied healthcare staffing, $50.2 million for locum tenens staffing and $18.1 million for physician permanent placement services.

Depreciation and Amortization.    Depreciation expense increased 30%, to $7.3 million in 2006 from $5.6 million in 2005. The increase was primarily attributable to the acquisition of MHA in November 2005. Amortization expense was $3.0 million in 2006 and $0.6 million in 2005. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets acquired through the acquisition of MHA in November 2005.

Interest Expense, Net.    Interest expense, net, was $16.7 million for 2006 as compared to $9.6 million for 2005. The increase was primarily attributable to interest expense on additional borrowings in connection with the acquisition of MHA in November 2005.

Income Tax Expense.    Income tax expense increased to $21.7 million for 2006 from $14.9 million for 2005, reflecting effective income tax rates of 38.2% and 40.2% for these periods, respectively. The decrease in the effective income tax rate in 2006 was primarily attributable to decreases in the state tax provision and a $0.4 million tax benefit recorded in 2006 from the adjustment of deferred taxes due to recently enacted Texas tax legislation.

Comparison of Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenue.    Revenue increased 12%, to $705.8 million for 2005 from $629.0 million for 2004. Of the $76.8 million increase, $53.3 million was attributable to the acquisition of MHA in November 2005, $14.6 million was attributable to the organic increase in the average number of temporary healthcare professionals on assignment, $6.2 million was attributable to the increase in revenue generated per traveler due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, and $4.5 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts. The increase was partially offset by one less day in 2005 which reduced revenue by $1.8 million.

Cost of Revenue.    Cost of revenue increased 11%, to $535.6 million for 2005 from $484.7 million for 2004. Of the $50.9 million increase, $36.5 million was attributable to the acquisition of MHA in November 2005, $11.3 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $0.9 million was attributable to net increases in compensation provided to our temporary healthcare professionals, and $3.6 million was attributable to the shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, the increase was partially offset by a decrease of $1.4 million attributable to one less day in 2005.

Gross Profit.    Gross profit increased 18%, to $170.2 million for 2005 from $144.4 million for 2004, representing gross margins of 24.1% and 23.0%, respectively. The increase in gross margin was primarily attributable to an increase in the spread between bill rates and pay rates and the addition of the higher gross margin in the locum tenens staffing and physician permanent placement services segments through the acquisition of MHA in November 2005.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 15%, to $117.3 million for 2005 from $102.2 million for 2004. Of the $15.1 million increase, $11.7 million was attributable to the acquisition of MHA in November 2005, with the remaining $3.4 million increase primarily attributable to increases in employee expenses from a combination of normal growth in costs per employee and selective headcount additions, partially offset by decreases in professional liability insurance and professional services expenses.

Depreciation and Amortization.    Depreciation expense of $5.6 million was consistent for 2005 and 2004. Amortization expense was $0.6 million in 2005 and $0.2 million in 2004, with the increase primarily attributable to the amortization of identifiable amortizable intangible assets acquired through the acquisition of MHA in November 2005.

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

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At December 31, 2006, $173.4 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At December 31, 2006 and December 31, 2005, our Days Sales Outstanding (“DSO”) was 63 days and 57 days, respectively. The increase in DSO is due in part to delays in our cash receipts cycle as a result of an increase in the number of our nurse and allied healthcare clients undergoing implementations of vendor management arrangements. These arrangements often involve third-party vendors specializing in staffing procurement systems. We anticipate that our DSO will improve during fiscal 2007. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $10.4 million to $54.5 million in 2006 from $44.1 million in 2005. This increase in net cash provided by operations was primarily driven by increased earnings compared to fiscal 2005, primarily resulting from our acquisition of MHA in November 2005, and increases in income taxes payable and accrued compensation and benefits, offset by an increase in accounts receivable.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $9.7 million, $3.8 million and $5.1 million in 2006, 2005 and 2004, respectively. In 2006, our capital expenditures were $6.0 million for purchased and internally developed software and $3.7 million for computers, furniture and equipment, leasehold improvements and other expenditures. We expect our future capital expenditure requirements to be similar to 2006 in relation to revenue.

Our business acquisition expenditures were $36.0 million in 2006 compared to $111.5 million in 2005 and $0 in 2004. Of the $36.0 million of expenditures in 2006, we paid $35.7 million related to the cash portion of the earnout payment for our November 2005 acquisition of MHA, which was paid with cash on hand. The remaining $0.3 million related to transaction costs recorded during the three months ended March 31, 2006.

Financing Activities:

On November 2, 2005, in connection with the acquisition of MHA, we amended and restated our existing credit facility. Our new credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a new $205.0 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the cash portion of the initial $160.0 million of acquisition consideration, net of a $15.0 million holdback, and related acquisition and financing costs of $3.0 million and $4.8 million, respectively.

On April 28, 2006, we entered into a Stock Purchase Agreement with several former MHA stockholders to purchase from them an aggregate of 1,852,000 shares of our common stock issued in connection with the acquisition of MHA. The share purchase price was $20.17, calculated as the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceding the closing date, for a total aggregate purchase price of $37.5 million, including $0.2 million of transaction costs. The Stock Purchase Agreement contains customary representations and warranties.

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

On May 15, 2006, we borrowed an Incremental Term Loan of $30 million which, along with cash on hand, was used to fund the purchase of shares under the Stock Purchase Agreement. Effective May 15, 2006, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bore interest, at our option, at either LIBOR plus 2.00% or the Base Rate plus 1.00%. Beginning in August 2006 and thereafter, based on our then current leverage ratio, all term loans bear interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

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

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly amortization payments. In May, August and November 2006, we made voluntary prepayments of $20.0 million, $8.0 million and $25.0 million, respectively, which were applied ratably to the remaining quarterly amortization payments. In connection with these voluntary prepayments, we wrote off $0.4 million, $0.1 million and $0.3 million, respectively, of deferred financing costs, which are recorded in interest expense. In June, September and December 2006, we made the quarterly amortization payments of $5.4 million, $2.6 million and $2.3 million, respectively. The September and December amortization payments were reduced from their initial contractual amounts due to the application of the voluntary prepayments.

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. The voluntary prepayments made throughout the year satisfied this additional prepayment requirement for the year ending December 31, 2006.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.75 to 1.00 for the fiscal quarter ending December 31, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending December 31, 2006, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated

EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at December 31, 2006.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning May 2006 until November 2008. In December 2006, we terminated one of our interest rate swap agreements with a notional amount of $50 million, fixed rate of 4.97%, and an original expiration date of December 2010. We recorded a loss of less than $0.1 million upon termination and paid that same amount in cash to settle the transaction. No initial investment was made to enter into the agreement. As of December 31, 2006, we maintain six interest rate swap agreements with notional amounts totaling $125 million, of which $10 million relates to a forward starting agreement that will become effective in March 2007. We pay fixed rates ranging from 3.99% to 4.95% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning March 2007 through December 2009, and no initial investments were made to enter into these agreements.

At December 31, 2006 and 2005, the interest rate swap agreements had a fair value of $0.5 million and ($0.1) million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of December 31, 2006 and 2005, our credit facility also served to collateralize certain letters of credit aggregating $19.5 million and $9.6 million, respectively, issued by us in the normal course of business.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable (1)	$22,274	$28,097	$26,893	$48,320	$86,367	$—	$211,951
Capital lease obligations (2)	661	657	648	328	68	—	2,362
Operating lease obligations (3)	13,329	12,933	12,851	12,523	11,947	64,591	128,174
Cash holdback (4)	14,203	—	—	—	—	—	14,203

Total contractual obligations	$50,467	$41,687	$40,392	$61,171	$98,382	$64,591	$356,690

(1)	Amounts represent contractual amounts due, including interest.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)	Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

(4)	Amounts represent the cash holdback payable in cash in connection with the MHA acquisition.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11.”

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We will adopt FIN 48 as of January 1, 2007, and any material adjustment resulting from the adoption of FIN 48 will be recorded as an adjustment to retained earnings in our consolidated balance sheet as of that date. We are currently evaluating the impact of adopting FIN 48.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB No. 108 for our fiscal year ended December 31, 2006, and the adoption had no material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS No. 157 beginning January 1, 2008, and we are currently assessing the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	changes in the timing of hospital, healthcare facility and physician practice group clients’ orders for temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary and permanent healthcare staffing providers;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•	our ability to successfully implement our strategic growth, acquisition and integration strategies;

•	our ability to leverage our cost structure;

•	access to and undisrupted performance of our management information and communication systems;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulations;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the impact on our earnings related to share-based payment awards due to changes in accounting rules;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

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

During 2006 and 2005, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments and interest rate swaps. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $2.2 million in 2006 and $1.1 million in 2005. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million in 2006 and $0.3 million in 2005.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 8, 2007

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,422	$19,110
Accounts receivable, net of allowance of $3,250 and $2,375 at December 31, 2006 and 2005, respectively	192,716	154,926
Prepaid expenses	10,452	12,763
Income tax receivable	—	8,311
Deferred income taxes, net	26,275	31,305
Other current assets	1,990	1,848

Total current assets	235,855	228,263
Fixed assets, net	23,236	20,164
Deposits and other assets	5,982	7,964
Goodwill, net	240,719	240,844
Intangible assets, net	116,389	121,152

Total assets	$622,181	$618,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$10,353	$—
Accounts payable and accrued expenses	20,273	19,092
Accrued compensation and benefits	42,585	32,208
Income taxes payable	2,727	—
Current portion of notes payable	12,901	10,250
Deferred revenue	6,397	7,610
Other current liabilities	25,731	59,018

Total current liabilities	120,967	128,178
Notes payable, less current portion	160,479	194,750
Deferred income taxes, net	69,365	65,132
Other long-term liabilities	26,824	37,127

Total liabilities	377,635	425,187

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,199 and 43,747 shares issued at December 31, 2006 and 2005, respectively	452	437
Additional paid-in capital	382,098	355,762
Treasury stock, at cost (10,615 and 12,551 shares at December 31, 2006 and 2005, respectively)	(183,182)	(210,529)
Retained earnings	45,036	47,784
Accumulated other comprehensive income (loss)	142	(254)

Total stockholders’ equity	244,546	193,200

Total liabilities and stockholders’ equity	$622,181	$618,387

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue	$1,081,703	$705,843	$629,016
Cost of revenue	792,415	535,608	484,654

Gross profit	289,288	170,235	144,362

Operating expenses:
Selling, general and administrative	205,499	117,326	102,186
Depreciation and amortization	10,325	6,179	5,837

Total operating expenses	215,824	123,505	108,023

Income from operations	73,464	46,730	36,339
Interest expense, net	16,698	9,565	8,440

Income before income taxes	56,766	37,165	27,899
Income tax expense	21,675	14,931	10,553

Net income	$35,091	$22,234	$17,346

Net income per common share:
Basic	$1.07	$0.76	$0.61

Diluted	$1.02	$0.69	$0.55

Weighted average common shares outstanding:
Basic	32,662	29,130	28,248

Diluted	34,504	32,118	31,369

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2003	42,997	$430	$349,595	$(249,428)	$15,809	$(309)	$116,097
Transaction costs related to 2003 repurchase of common stock into treasury	—	—	—	(110)	—	—	(110)
Exercise of stock options	224	2	2,041	—	—	—	2,043
Income tax benefit from stock option exercises	—	—	70	—	—	—	70
Stock-based compensation	—	—	750	—	—	—	750
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	588	588

Net income	—	—	—	—	17,346	—	17,346

Total comprehensive income							17,926

Balance, December 31, 2004	43,221	432	352,456	(249,538)	33,155	271	136,776
Issuance costs of common stock	—	—	—	—	(544)	—	(544)
Issuance of treasury stock	—	—	—	39,009	(7,061)	—	31,948
Exercise of stock options	526	5	2,855	—	—	—	2,860
Income tax benefit from stock option exercises	—	—	309	—	—	—	309
Stock-based compensation	—	—	142	—	—	—	142
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(82)	(82)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(443)	(443)

Net income	—	—	—	—	22,234	—	22,234

Total comprehensive income							21,709

Balance, December 31, 2005	43,747	$437	$355,762	$(210,529)	$47,784	$(254)	$193,200
Repurchase of common stock into treasury	—	—	—	(37,534)	—	—	(37,534)
Issuance of treasury stock for acquisition earnout	—	—	—	12,087	(1,427)	—	10,660
Exercise of stock options	1,452	15	10,553	52,794	(36,412)	—	26,950
Income tax benefit from stock option exercises	—	—	8,980	—	—	—	8,980
Stock-based compensation	—	—	6,803	—	—	—	6,803
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	409	409

Net income	—	—	—	—	35,091	—	35,091

Total comprehensive income							35,487

Balance, December 31, 2006	45,199	$452	$382,098	$(183,182)	$45,036	$142	$244,546

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$35,091	$22,234	$17,346
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisition:
Depreciation and amortization	10,325	6,179	5,837
Provision for bad debts	2,809	1,738	173
Noncash interest expense	3,516	2,747	1,449
Provision for deferred income taxes	18,077	19,017	4,086
Non-cash stock-based compensation	6,803	142	750
Excess tax benefit from stock option exercises	(9,232)	—	—
(Gain) loss on disposal or sale of fixed assets	163	(9)	81
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(40,599)	(474)	8,394
Prepaid expenses and other current assets	2,002	1,829	2,792
Deposits and other assets	2,230	(1,463)	(370)
Accounts payable and accrued expenses	1,181	(1,204)	(764)
Accrued compensation and benefits	10,377	560	(2,423)
Income taxes payable	11,452	(10,467)	(1,152)
Other liabilities	343	3,261	2,839

Net cash provided by operating activities	54,538	44,090	39,038

Cash flows from investing activities:
Purchase and development of fixed assets	(9,714)	(3,818)	(5,061)
Cash paid for acquisitions, net of cash received	(35,963)	(111,508)	—

Net cash used in investing activities	(45,677)	(115,326)	(5,061)

Cash flows from financing activities:
Capital lease repayments	(544)	(364)	(339)
Proceeds from issuance of notes payable	31,600	205,000	—
Payment of financing costs	(327)	(4,904)	(258)
Payments on notes payable	(63,220)	(107,218)	(37,177)
Payment on termination of derivative contract	(46)	—	—
Repurchase of common stock	(37,534)	—	(110)
Proceeds from exercise of stock options	26,950	2,316	2,043
Excess tax benefit from stock option exercises	9,232	—	—
Change in bank overdraft, net of effects of acquisition	10,353	(8,310)	1,093

Net cash provided by (used in) financing activities	(23,536)	86,520	(34,748)

Effect of exchange rate changes on cash	(13)	(82)	(8)

Net increase (decrease) in cash and cash equivalents	(14,688)	15,202	(779)
Cash and cash equivalents at beginning of year	19,110	3,908	4,687

Cash and cash equivalents at end of year	$4,422	$19,110	$3,908

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $70, $39 and $32 capitalized in 2006, 2005 and 2004, respectively)	$13,900	$7,070	$7,354

Cash (received) paid for income taxes	$(7,906)	$6,354	$7,584

Supplemental disclosures of noncash investing and financing activities:
Fixed assets acquired through capital leases	$793	$591	$28

Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$396	$(525)	$580

Issuance of treasury stock for acquisition earnout	$10,660	—	—

Fair value of assets acquired in acquisitions, net of cash received	$—	$84,141	$—
Goodwill	—	105,395	—
Intangible assets	—	115,650	—
Liabilities assumed	—	(57,807)	—
Holdback provision	—	(13,904)	—
Earn-out liability	—	(45,831)	—
Deferred tax liability	—	(44,188)	—
Treasury stock issued	—	(31,948)	—

Net cash paid for acquisitions	$—	$111,508	$—

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2006 and 2005, the Company held $326,000 and $310,000, respectively, in a collateral trust account restricted for use related to a professional liability insurance agreement. Cash and cash equivalents were $4,422,000 and $19,110,000 at December 31, 2006 and 2005, respectively.

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

Costs incurred to develop internal-use software during the application development stage are capitalized and recorded at cost. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality also are capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over three to five years once placed into service.

The Company reviews long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Prior to fiscal year 2005, the Company disclosed one reportable segment, healthcare staffing for hospitals and healthcare facilities. With the acquisition of MHA in November 2005, the Company disclosed two reportable segments: nurse and allied healthcare staffing and physician staffing. Effective April 1, 2006, the Company disclosed three reportable segments: nurse and allied healthcare staffing, locum tenens staffing (temporary physician staffing) and physician permanent placement services. The locum tenens staffing and physician permanent placement services segments are separate operating segments that were aggregated into the physician staffing reportable segment prior to April 1, 2006.

When SFAS No. 142 was issued in 2001, the Company adopted December 31st of each year as its annual impairment testing date. In 2006, subsequent to the acquisition of MHA and disclosure of the two additional reportable segments, the Company elected to change its annual impairment testing date to October 31st of each year, commencing October 31, 2006. Changing the testing date to October 31st will allow the Company more time to accurately complete its impairment testing process in order to incorporate the results in its annual financial statements and timely file those statements with the Securities and Exchange Commission. The Company performed the annual impairment test at December 31, 2005 and October 31, 2006 and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2006 that indicate impairment may have occurred.

(f) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through the Company’s acquisition of MHA in November 2005, debt issuance costs related to the Company’s credit facility and other noncompete covenants from previous acquisitions. Identifiable intangible assets acquired through the acquisition of MHA include tradenames and trademarks, customer relationships, noncompete agreements and staffing databases. Amortizable intangible assets, which do not include those tradenames and trademarks with an indefinite life, are amortized using the straight-line method over their useful lives. Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the respective term of the credit facility. Noncompete covenants, including those acquired through the acquisition of MHA, as well as other acquisitions, are amortized using the straight-line method over the life of the related agreements. Indefinite lived intangibles, comprised of

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

indefinite lived tradenames and trademarks, are not amortized and are instead reviewed for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This review includes comparing the fair value of the Company’s indefinite lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss. The Company performed the annual impairment test at December 31, 2005 and October 31, 2006, consistent with the goodwill impairment test described in Note 1(e), and determined there was no impairment. No events have occurred subsequent to October 31, 2006 that indicate impairment may have occurred. SFAS No. 142 requires that intangible assets with estimable useful lives continue to be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has reviewed its amortizable intangible assets for impairment and determined that there was no impairment at December 31, 2006 and 2005.

(g) Insurance Reserves

The Company maintains an accrual for incurred, but not reported, claims arising from self-insured health benefits provided to the Company’s nurse and allied healthcare professionals, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, as well as industry experience and trends. If such information indicates that the accruals are overstated or understated, the Company reduces or provides for additional accruals. The Company’s accrual at December 31, 2006 was based on (i) a monthly average of the Company’s actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to the Company and paid. The Company believes this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. As of December 31, 2006 and December 31, 2005, the Company had $2.0 million and $2.4 million, respectively, accrued for incurred, but not reported, health insurance claims. Historically, the accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of temporary healthcare professionals on assignment, changes in our claims experience and changes in the reporting and processing time for claims.

The Company maintains an accrual for professional liability self-insured retention limits, net of insurance recoverable, which is included in accounts payable and accrued expenses and other long term liabilities in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, the Company obtains updated actuarial studies on a regular basis that use the Company’s actual claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, and reserves for reported claims are based upon loss reserves established by management and the Company’s third party administrators. For the locum tenens staffing segment, the Company obtains updated actuarial studies on a regular basis that primarily utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of December 31, 2006 and December 31, 2005, the Company had $14.5 million and $13.9 million, respectively, accrued for professional liability retention of which the current portion is $2.0 million and $1.9 million, respectively.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

use of independent actuarial studies. The Company obtains updated actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for current years. The Company records its accruals based on the amounts provided in the actuarial study and believes this is the best estimate of the Company’s liability for reported claims and incurred, but not reported, claims as of December 31, 2006 and December 31, 2005. As of December 31, 2006 and December 31, 2005, the Company had $9.3 million and $10.1 million, respectively, accrued for workers compensation claims of which the current portion is $2.8 million and $3.0 million, respectively.

(h) Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in the consolidated balance sheets. The adequacy of this allowance is determined by evaluating historical delinquency and write-off trends, the credit risk for individual customer receivables, the financial condition and credit history of each customer, historical payment trends, and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be provided.

(i) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of revenue for the years ended December 31, 2006, 2005 and 2004.

The Company’s cash and cash equivalents are also financial instruments that are exposed to concentration of credit risk. The Company places its cash balances with high-credit quality and federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits or may be invested in a non-federally insured money market account.

(j) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. For temporary placements, revenue is recognized in the period in which services are provided based on hours worked by the temporary healthcare professionals. For permanent placements, revenue is recognized over the estimated maximum service period on a straight-line basis. Any fees that are billable on a contingent basis are recognized once the contingency is resolved over the remaining estimated maximum service period. Billings in excess of revenue are recorded as deferred revenue in the accompanying consolidated balance sheets.

(k) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $9,832,000, $8,166,000 and $8,132,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(n) Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The Company also provided disclosures in accordance with the requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Effective January 1, 2006, the Company adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, input factors to the valuation model such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 10, “Stock-Based Compensation”. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The Company estimates the option term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. Prior to January 1, 2006, the Company estimated volatility based on a combination of its historical volatility rate and the historical volatility rate of comparable companies. The fair

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, the Company may decide to use different assumptions under the Black-Scholes valuation model, or a different valuation model, in the future, which could materially affect net income and earnings per share. See Note 10, “Stock-Based Compensation” for additional information.

(o) Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Options to purchase 842,000, 567,000 and 651,000 shares of common stock in 2006, 2005 and 2004, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income	$35,091	$22,234	$17,346

Weighted average common shares outstanding—basic	32,662	29,130	28,248

Net income per common share—basic	$1.07	$0.76	$0.61

Weighted average common shares outstanding—basic	32,662	29,130	28,248
Plus dilutive equity awards	1,842	2,988	3,121

Weighted average common shares outstanding—diluted	34,504	32,118	31,369

Net income per common share—diluted	$1.02	$0.69	$0.55

(p) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes items such as hedge effective gains and losses on derivative contracts and foreign currency translation adjustments. For the years ended December 31, 2006, 2005 and 2004, comprehensive income was $35,487,000, $21,709,000 and $17,926,000 and included an unrealized gain (loss) on interest rate swap arrangements, net of tax, of $409,000, $(443,000) and $588,000, respectively, and a foreign currency translation adjustment (loss) of $(13,000), $(82,000) and $(8,000), respectively.

(q) Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The Company currently maintains six interest rate swap agreements with notional amounts totaling $125 million, of which $10 million relates to a forward starting agreement that will become effective in March 2007. The Company pays fixed rates under these agreements and receives floating three-month LIBOR, and no initial investments were made to enter into these agreements.

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

The Company entered into the first two of its currently held interest rate swaps in June 2005. The first agreement has a notional amount of $20 million and became effective in September 2005 and expires in March 2007, whereby the Company pays a fixed rate of 3.99%. The second agreement became effective in September 2006 and expires in September 2007, with a notional amount of $15 million whereby the Company pays a fixed rate of 4.09%. In November 2005, the Company entered into the four additional interest rate swap agreements for notional amounts of $15 million, $10 million, $30 million, and $35 million, whereby the Company pays fixed rates ranging from 4.82% to 4.95%. These agreements expire beginning December 2007, with the last agreement expiring December 2009.

In addition to the interest rate swap agreements currently held, in October 2003 the Company entered into an interest rate swap agreement with a notional amount of $30 million, whereby the Company paid a fixed rate of 2.65%. This agreement expired in September 2006. In December 2006, the Company terminated an interest rate swap agreement originally contracted in November 2005 with a notional amount of $50 million, fixed rate of 4.97% and an original expiration date of December 2010. The company paid less than $0.1 million to settle the transaction. During the quarterly assessment of hedge effectiveness, the Company determined that although this derivative was highly effective retrospectively, including for the three months ended December 31, 2006, it no longer qualified for hedge accounting prospectively due to anticipated future debt prepayments. Therefore, the Company reclassified the loss of less than $0.1 million previously recorded in accumulated comprehensive income in the Company’s consolidated balance sheet into earnings for the period ended December 31, 2006.

At December 31, 2006 and 2005, the remaining interest rate swap agreements had a fair value of $0.5 million and ($0.1) million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets.

(r) New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 as of January 1, 2007, and any material adjustment resulting from the adoption of FIN 48 will be recorded as an adjustment to retained earnings in its consolidated balance sheet as of that date. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 for its fiscal year ended December 31, 2006, and the adoption had no material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently assessing the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

(s) Segment Information

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

The Company provides hospital and healthcare facilities with temporary staffing for physicians, nurses and allied healthcare professionals and physician permanent placement services through the use of several brand names, each having their own marketing and supply distinction. The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purposes of evaluating performance and allocating resources. Prior to fiscal year 2005, the Company disclosed one reportable segment, healthcare staffing for hospitals and healthcare facilities. With the acquisition of MHA in November 2005, the Company disclosed two reportable segments: nurse and allied healthcare staffing and physician staffing. Effective April 1, 2006, the Company disclosed three reportable segments: nurse and allied healthcare staffing, locum tenens staffing (temporary physician staffing) and physician permanent placement services. The locum tenens staffing and physician permanent placement services segments are separate operating segments, which were aggregated into the physician staffing reportable segment prior to April 1, 2006.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenue
Nurse and allied healthcare staffing	$763,170	$658,843	$629,016
Locum tenens staffing	268,131	39,524	—
Physician staffing	50,402	7,476	—

	$1,081,703	$705,843	$629,016

Segment Operating Income
Nurse and allied healthcare staffing	$56,647	$48,256	$42,926
Locum tenens staffing	20,936	2,782	—
Physician staffing	13,009	2,013	—

	90,592	53,051	42,926
Depreciation and amortization	10,325	6,179	5,837
Non-cash stock-based compensation	6,803	142	750
Interest expense, net	16,698	9,565	8,440

Income before income taxes	$56,766	$37,165	$27,899

(t) Use of Estimates

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

(u) Reclassifications

Certain amounts in the 2004 and 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

(2) Acquisitions

MHA Acquisition

On November 2, 2005, the Company completed its acquisition of MHA. The acquisition established AMN as the largest provider of healthcare staffing services in the United States. The strategic combination has broadened the type of services the Company offers and allows the Company to provide a more comprehensive staffing solution to clients as the Company now possesses one of the largest national networks of available physician, nurse and allied health professionals.

The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from MHA are included in the Company’s consolidated financial statements from the acquisition date. The total purchase price of $210.0 million consisted of (i) an initial price of $160.0 million, paid approximately 75% in cash, excluding a $15.0 million holdback for potential claims indemnified by the MHA shareholders, and approximately 25% in unregistered shares of the Company’s common stock, (ii) contingent purchase price of

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$47.3 million, paid approximately 75% in cash and 25% in unregistered share of the Company’s common stock, and (iii) $2.7 million of direct acquisition costs. The purchase price included contingent consideration based on the financial performance of MHA for the twelve months ended December 31, 2005. The earn-out of $47.3 million was finalized on December 31, 2005 and recorded as additional purchase price at its fair value. The holdback, net of any indemnified claims made by the selling shareholders, is expected to be released to the selling shareholders in 2007. In addition to cash consideration paid, the Company issued 2.3 million unregistered shares of common stock in connection with the acquisition of MHA, and issued an additional 0.7 million unregistered shares on March 9, 2006 for payment of earn-out amounts as provided in the acquisition agreement. The cash and stock components of the earn-out and holdback, as well as the stock portion of the initial purchase price, were recorded at their fair values, including discounts for restrictions on the marketability of the stock and the timing of expected future cash payments. The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the total $104.9 million of the purchase price allocated to goodwill, $69.3 million, $26.9 million and $8.7 million was allocated to the Company’s locum tenens staffing segment, physician permanent placement services segment and nurse and allied healthcare staffing segment, respectively. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

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

	(Unaudited) Year ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Revenue	$961,431	$862,311

Income from operations	$64,018	$46,266

Net income	$28,880	$18,024

Net income per common share:
Basic	$0.91	$0.58

Diluted	$0.83	$0.52

Weighted average common shares:
Basic	31,733	31,226

Diluted	34,789	34,416

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

(3) Stock Repurchase

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) Goodwill and Identifiable Intangible Assets

As of December 31, 2006 and 2005, the Company had the following acquired intangible assets (in thousands):

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Staffing databases	$1,600	$(372)	$1,600	$(52)
Customer relationships	32,000	(2,653)	32,000	(368)
Tradenames and trademarks	1,200	(279)	1,200	(39)
Noncompete agreements	950	(230)	1,150	(222)
Deferred financing costs	7,903	(3,630)	7,576	(1,593)

	$43,653	$(7,164)	$43,526	$(2,274)

Intangible assets not subject to amortization:
Goodwill (1)	$251,171	$(10,452)	$251,296	$(10,452)
Tradenames and trademarks	79,900	—	79,900	—

	$331,071	$(10,452)	$331,196	$(10,452)

(1) Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

Aggregate amortization expense for intangible assets was $5,090,000 and $2,902,000 for the years ended December 31, 2006 and 2005, respectively. Amortization of deferred financing costs is included in interest expense. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2006 is as follows (in thousands):

Amount
Year ending December 31, 2007	$4,179
Year ending December 31, 2008	4,125
Year ending December 31, 2009	4,050
Year ending December 31, 2010	3,777
Year ending December 31, 2011	2,441
Thereafter	17,917

$36,489

As of December 31, 2006 and 2005, the Company had unamortized goodwill of $240,719,000 and $240,844,000, respectively. The decrease in goodwill was primarily due to $399,000 of tax related purchase accounting adjustments during 2006 related to the acquisition of MHA, offset by $288,000 of acquisition costs recorded during the three months ended March 31, 2006.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Fixed assets:
Furniture and equipment	$17,129	$13,580
Software	26,594	20,469
Leasehold improvements	5,203	4,942

	48,926	38,991
Accumulated depreciation and amortization	(25,690)	(18,827)

Fixed assets, net	$23,236	$20,164

Accounts payable and accrued expenses:
Trade and accrued accounts payable	$16,722	$16,118
Professional liability reserve	1,970	1,887
Other	1,581	1,087

Accounts payable and accrued expenses	$20,273	$19,092

Accrued compensation and benefits:
Accrued payroll	$16,339	$13,196
Accrued bonuses	12,247	8,376
Accrued health insurance reserve	1,986	2,373
Accrued workers compensation reserve	2,829	3,240
Deferred compensation	3,580	1,538
Other	5,604	3,485

Accrued compensation and benefits	$42,585	$32,208

Other current liabilities:
Acquisition earn-out liability	$—	$46,096
Acquisition purchase price holdback liability	14,054	2,290
Facility deposits	4,379	6,789
Other	7,298	3,843

Other current liabilities	$25,731	$59,018

Other long-term liabilities:
Acquisition purchase price holdback liability	$—	$11,356
Workers compensation reserve	6,470	7,104
Professional liability reserve	12,560	12,008
Deferred rent	6,174	4,627
Other	1,620	2,032

Other long-term liabilities	$26,824	$37,127

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current income taxes:
Federal	$10,659	$(6,535)	$5,543
State	1,542	2,080	871
Foreign	151	576	53

Total	12,352	(3,879)	6,467

Deferred income taxes:
Federal	7,673	18,245	4,171
State	1,560	604	(55)
Foreign	90	(39)	(30)

Total	9,323	18,810	4,086

Provision for income taxes	$21,675	$14,931	$10,553

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income because of the effect of the following items during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	December 31,
	2006	2005	2004
Tax expense at federal statutory rate	$19,865	$13,008	$9,765
State taxes, net of federal benefit	1,307	1,659	974
Other, net	503	264	(186)

Income tax expense	$21,675	$14,931	$10,553

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Stock compensation	$2,712	$15,535
Deferred revenue	2,870	4,559
Allowance for doubtful accounts	957	954
Deferred compensation	1,391	606
Accrued expenses, net	9,626	6,288
Deferred rent	2,007	1,123
Net operating losses	7,671	7,276
State taxes	664	358
Credit carryforwards	502	91
Insurance premiums	373	—
Other	1,504	373

Total deferred tax assets	$30,277	$37,163

Deferred tax liabilities:
Intangibles	$(64,604)	$(63,587)
Fixed assets, net	(4,936)	(4,481)
Prepaid expenses	(3,712)	(2,820)

Total deferred tax liabilities	$(73,252)	$(70,888)

Valuation allowance	$(115)	$(102)

Net deferred tax liabilities	$(43,090)	$(33,827)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, excluding certain state net operating loss carryforwards and foreign tax credit carryforwards, and, accordingly, has not provided a valuation allowance for these assets except for the items mentioned below.

As of December 31, 2006, the Company has federal and state net operating loss carryforwards of $18,497,000 and $15,696,000, respectively, that are set to expire at various dates between 2009 and 2026. Management believes it is not more likely than not that the Company will generate sufficient taxable income to utilize $701,000 of these state losses prior to the expiration of these state net operating loss carryforwards, and therefore the Company has established a valuation allowance of $41,000 for these state net operating loss carryforwards.

Additionally, the Company has federal and state net operating loss carryforwards of $9,706,000 and $8,105,000, respectively, that have not been recognized as deferred tax assets pursuant to the provisions of SFAS No. 123R. These net operating loss carryforwards will be recorded to additional paid-in capital in the Company’s stockholders’ equity when realized.

As of December 31, 2006, the Company has foreign tax credit carryforwards of $74,000 that are set to expire in 2014. Management believes it is not more likely than not that the Company will generate sufficient foreign source income to utilize these foreign tax credit carryforwards, and therefore the Company has established a valuation allowance of $74,000 for these foreign tax credit carryforwards.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2006, the Company has California research and development credit carryforwards of $75,000 that generally do not expire. Management believes it is more likely than not that the Company will generate sufficient taxable income to utilize these California research and development credit carryforwards, and therefore the Company has not provided a valuation allowance for these assets.

As of December 31, 2006, the Company has AMT credit carryforwards of $352,000 that generally do not expire. Management believes it is more likely than not that the Company will generate sufficient taxable income to utilize these AMT credit carryforwards, and therefore the Company has not provided a valuation allowance for these assets.

As of December 31, 2006, pursuant to APB No. 23, Accounting for Income Taxes—Special Areas, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. The Company intends to reinvest its foreign earnings indefinitely under APB No. 23. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings, however the Company’s foreign earnings are insignificant.

(7) Notes Payable and Related Derivative Instruments and Credit Agreement

In July 2004, the Company amended its then existing Amended and Restated Credit Agreement primarily to provide for increased flexibility under its financial covenants and increase funds available under its letter of credit sub-facility. The Company incurred amendment fees of $258,000. The resulting amended credit facility included $75 million available for borrowing under a revolving credit facility with a maturity date of December 31, 2006. The amended credit facility also included up to $30 million of borrowings under letter of credit obligations and up to $10 million of borrowings under swing-line loans, both sub-facilities of the revolving credit facility.

In November 2005, in connection with the acquisition of MHA, the Company amended and restated its existing credit facility. The new credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other provisions, a $75 million secured revolving credit facility, a $30 million letter of credit sub-facility, a $15 million swing-line sub-facility, all maturing in November 2010, and a new $205 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the acquisition. In connection with the pay off, the Company wrote off $1.2 million of deferred financing costs, which is recorded in interest expense. The Company incurred financing costs of $4,822,000 in connection with the Credit Agreement.

In May 2006, the Company entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment provides that the Company may request, on a one-time basis and subject to meeting certain conditions, an additional term loan (“Incremental Term Loan”) in an amount not to exceed $45 million and permits the Company to repurchase up to $45 million of capital stock (subject to certain conditions). The First Amendment also reset the applicable interest rate for term loan borrowings based upon the then current leverage ratio. The Company incurred financing costs of $327,000 in conjunction with the First Amendment. Also in May 2006, the Company borrowed an Incremental Term Loan of $30 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of common stock under the Stock Purchase Agreement for a total purchase price of $37.5 million, including transaction costs. Effective with this borrowing, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bore interest, at the Company’s option, at either LIBOR plus 2.00% or the Base Rate plus 1.00%. Beginning in August 2006 and thereafter, based on the Company’s then current leverage ratio, all term loans bear interest, at

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company’s option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

The term loan portion of the Credit Agreement is subject to quarterly amortization of principal, with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. Voluntary prepayments of the term loan portion of the credit facility are applied as the Company may elect, including ratably to the remaining quarterly amortization payments. In May, August, and November 2006, the Company made voluntary prepayments of $20.0 million, $8.0 million and $25.0 million, respectively, which were applied ratably to the remaining quarterly amortization payments. In connection with these voluntary prepayments, the Company wrote off $0.4 million, $0.1 million and $0.3 million, respectively, of deferred financing costs, which are recorded in interest expense. The quarterly amortization payments began in June 2006 with an initial payment of $5.4 million and continued with payments of $2.6 million and $2.3 million in September 2006 and December 2006, respectively. The September and December amortization payments were reduced from their initial contractual amounts due to the application of the voluntary prepayments.

The revolving credit facility portion of the Credit Agreement carries an unused fee of between 0.5% and 0.375% per annum based on the Company’s leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Company, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on the then current leverage ratio. Borrowings under the swing-line sub-facility bear interest at the prime interest rate. Amounts available under the Company’s revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At December 31, 2006 the Company had $1.6 million outstanding under the swing-line sub-facility, with no borrowings outstanding under the swing-line sub-facility at December 31, 2005.

The Company maintained outstanding standby letters of credit totaling $11.3 million, $8.1 million and $0.1 million as collateral in relation to its workers compensation insurance agreements, professional liability insurance agreements and a foreign office lease agreement, respectively, at December 31, 2006. Each of these letters of credit bears interest at a fixed rate of 1.50% to 2.25% based on the Company’s leverage ratio. Total outstanding standby letters of credit at December 31, 2006 and 2005 was $19.5 million and $9.6 million, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes payable balances as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
$75,000 Revolver expiring November 2, 2011 with variable interest rates. The weighted average interest rate at December 31, 2006 was 9.0%	$1,600	$—
$235,000 Term Loan due September 30, 2011 with variable interest rates. The weighted average interest rate at December 31, 2006 and 2005 was 6.5% and 6.4%, respectively	171,780	205,000

Total notes payable	173,380	205,000
Less current portion of notes payable, including Revolver	(12,901)	(10,250)

Long-term portion of notes payable	$160,479	$194,750

Annual maturities of notes payable are as follows:
2007	12,901
2008	18,082
2009	18,082
2010	40,685
2011	83,630

	$173,380

The Company is required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. The Company is also required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006 in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. The voluntary prepayments made to date have satisfied this additional prepayment requirement for the fiscal year ended December 31, 2006.

The Company’s outstanding debt instruments at December 31, 2006 and 2005 were secured by all assets of the Company and the common stock of its subsidiaries. The Company’s Credit Agreement contains various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments.

The Company is required to maintain interest rate protection on at least 50% of the term loan portion of its Credit Agreement beginning May 2006 until November 2008. At December 31, 2006, the Company maintained six interest rate swap agreements with notional amounts totaling $125 million, of which $10 million relates to a forward starting agreement that will become effective in March 2007. The Company pays fixed rates ranging from 3.99% to 4.95% under these agreements and receives a floating three-month LIBOR. The first agreement expires in March 2007 and the last in December 2009. No initial investments were made to enter into these agreements. At December 31, 2006 and 2005, the interest rate swap agreements had a fair value of $0.5 million and ($0.1) million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. See Note 1 (q), “Derivative Instruments” for additional information related to the Company’s interest rate swap agreements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) Retirement Plans

The Company maintains the Healthcare Staffing Retirement Savings Plan (the AMN Plan), a plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year and may be up to a maximum 6% of eligible compensation paid to all participants during the plan year. The amount of the employer contributions were $2,363,000, $2,341,000, and $2,204,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, the Company applied $759,000, $951,000 and $1,572,000, respectively, of outstanding 401(k) forfeiture balances under the AMN Plan against the employer match contributions, thereby reducing the Company’s recognized contributions for these years.

In January 2002, the Company established the Executive Nonqualified Excess Plan of AMN Healthcare, Inc. to comply with the then newly enacted legislation, allow additional key employees to participate and increase the amounts eligible for deferral, the Company established the 2005 Amended and Restated Executive Nonqualified Excess Plan effective January 1, 2005. The Company amended the 2005 Amended and Restated Executive Nonqualified Excess Plan effective November 1, 2005, January 1, 2006 and April 11, 2006. All deferred compensation contributions after January 1, 2005 are made to the 2005 Amended and Restated Executive Non Qualified Excess Plan. The Executive Nonqualified Excess Plan is not intended to be tax qualified and is an unfunded plan. This plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 100% of their bonus and 100% of their grant of restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions was $273,000, $69,000 and $65,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(9) Stockholders’ Equity

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

As of December 31, 2006, there were no authorized stock repurchase programs.

(10) Stock-Based Compensation

(a) Equity Award Plans

In April 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which was approved by the Company’s shareholders. Equity awards, based on the Company’s common stock, may be issued under the Equity Plan for a maximum of 723,275 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, cancelled or terminated (other than by exercise) from and after the effective date of the Equity Plan. There will be no further equity awards granted

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from the Stock Option Plan or the 1999 Plans. Pursuant to the Equity Plan, equity awards granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. For the twelve months ended December 31, 2006, 386,000 stock appreciation rights (“SARs”) and 262,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs typically vest ratably over a three year period, with one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however one-third of the awards may vest on each of the first and second anniversary date if certain performance targets are met. There were no stock options granted during the twelve months ended December 31, 2006. The Equity Plan expires on the tenth anniversary of the effective date. At December 31, 2006, 140,058 shares of common stock were reserved for future grants related to the Equity Plan.

In July 2001, the Company established the 2001 Stock Option Plan to provide a means to attract and retain employees. In May 2004, the 2001 Stock Option Plan was renamed the Stock Option Plan, and an additional 2,000,000 options were authorized for issuance to increase the maximum number of options to be granted under the plan to 4,178,000. Unless otherwise provided at the time of the grant, the options vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. The plan expires on the tenth anniversary of the effective date. On April 12, 2006, the number of shares of common stock reserved for future issuance under the Stock Option Plan, 372,001, had been rolled into the Equity Plan. There will be no further equity awards granted from the Stock Option Plan.

In November 1999, the Company established two performance stock option plans (the 1999 Plans), which were approved by the Company’s shareholders prior to the Company’s initial public offering, to provide for the grant of options to the Company’s upper management. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. During 2000, options for an additional 1,493,000 shares were reserved under the 1999 Plans. On April 12, 2006, the number of shares of common stock reserved for future issuance under the 1999 Plans, 351,274, had been rolled into the Equity Plan. There will be no further equity awards granted from the 1999 Plans. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and at December 31, 2006 are fully exercisable. All previously granted options under the 1999 Plans expire in 2009.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Stock-Based Compensation

The Company adopted the provisions of Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), Share-Based Payment, on January 1, 2006. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of SFAS No. 123R using a modified prospective application. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS Statement No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, adjusted for estimated forfeitures. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures under SFAS No. 123.

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

A summary of stock option and SAR activity under the 1999 Plans, the Stock Option Plan and the Equity Plan are as follows:

	1999 Plans		Stock Option Plan		Equity Plan
	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2003	4,262,000	$4.71	1,901,000	$14.19	—	—
Granted	—	—	1,079,000	$14.56	—	—
Exercised	—	—	(224,000)	$9.13	—	—
Canceled/forfeited/expired	—	—	(248,000)	$12.62	—	—

Outstanding at December 31, 2004	4,262,000	$4.71	2,508,000	$14.96	—	—
Granted	—	—	987,000	$14.95	—	—
Exercised	(440,000)	$4.52	(86,000)	$10.14	—	—
Canceled/forfeited/expired	—	—	(60,000)	$16.19	—	—

Outstanding at December 31, 2005	3,822,000	$4.73	3,349,000	$15.06	—	—
Granted	—	—	—	—	386,000	$18.07
Exercised	(3,812,000)	$4.73	(706,000)	$12.66	—	—
Canceled/forfeited/expired	—	—	(59,000)	$17.63	(16,000)	$18.03

Outstanding at December 31, 2006	10,000	$6.68	2,584,000	$15.65	370,000	$18.07

Exercisable at December 31, 2006	10,000	$6.68	1,246,000	$17.24	—	—

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2006:

		Outstanding			Exercisable
	Range Of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
1999 Plans	$ 6.68	10,000	4	$ 6.68	10,000	4	$ 6.68

		10,000			10,000

Stock Option Plan	$ 9.20 - $11.49	325,000	6	$ 9.68	168,000	6	$ 9.68
	11.50 - 13.79	164,000	7	12.01	89,000	6	11.87
	13.80 - 16.08	1,584,000	8	14.93	483,000	8	14.95
	16.09 - 18.38	3,000	8	16.32	1,000	8	16.32
	20.69 - 22.98	508,000	5	22.90	505,000	5	22.90

		2,584,000			1,246,000

Equity Plan	$16.09 - $18.38	366,000	9	$18.03	—	—	$ —
	20.69 - 22.98	4,000	10	21.80	—	—	—

		370,000			—

Stock-based compensation cost of stock options and SARs is measured based on several criteria including, but not limited to, input factors incorporated into a valuation model such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate, and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of awards granted using the Black-Scholes option pricing model. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. The Company estimates the expected term based on historical exercise patterns, and based the dividend yield assumption on historical dividend payouts, which is zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s options. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The fair value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense for 2006 and pro-forma stock-based compensation expense for 2005 and 2004 for stock options and SARs granted was estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions (annualized percentages):

	2006	2005	2004
Expected life	4.5 years	5.0 years	5.0 years
Risk-free interest rate	5.1%	4.0%	3.5%
Volatility	46%	48%	54%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of the 386,000 SARs granted during 2006 was $8.02 per SAR, and the weighted average grant date fair value of stock options granted during 2005 and 2004 was $6.99 and $7.39, respectively, per stock option. As of December 31, 2006, there was $8.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options and SARs. The Company expects to recognize such cost over a weighted average period of 1.9 years. The total intrinsic value of stock options exercised was $74,593,000, $5,748,000 and $1,270,000 for 2006, 2005 and 2004, respectively. At December 31, 2006, the total intrinsic value of stock options and SARs outstanding was $34,421,000, and the total intrinsic value of stock options and SARs exercisable was $13,037,000.

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $18.08 per RSU for the 262,000 RSUs granted during 2006. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSU activity for non-vested awards for the twelve months ended December 31, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2006	—	—
Granted	262	$18.08
Vested	—	—
Cancelled/forfeited/expired	(7)	$18.03

Unvested at December 31, 2006	255	$18.08

As of December 31, 2006, there was $3.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested RSUs. The Company expects to recognize such cost over a period of 2.3 years. The aggregate intrinsic value of the RSUs was $7,034,000 as of December 31, 2006.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The following table shows the total estimated stock-based compensation expense, related to all of the Company’s equity awards, recognized for the twelve month period ended December 31, 2006, in accordance with SFAS No. 123R (in thousands, except per share amounts):

Twelve Months Ended December 31, 2006
Stock-based employee compensation before tax	$6,803
Related income tax benefits	(2,563)

Stock-based employee compensation, net of tax	$4,240

Net stock-based employee compensation per common share:
Basic	$0.13

Diluted	$0.12

For the twelve months ended December 31, 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $9,232,000 for excess tax benefits related to stock options exercised during the period. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits associated with stock option exercises as an operating cash flow activity.

Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, the Company applied APB Opinion No. 25 and related interpretations in accounting for its 1999 Plans and the Stock Option Plan. Accordingly, because the 1999 Plans were performance-based and certain grants under the Stock Option Plan were granted at less than fair market value, the following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the twelve month periods ended December 31, 2005 and 2004 (in thousands):

	Years Ended December 31
	2005	2004
Stock-based employee compensation before tax	$142	$750
Related income tax benefits	(57)	(284)

Stock-based employee compensation, net of tax	$85	$466

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Had compensation expense been recognized for stock-based compensation during 2005 and 2004 by applying the fair value provisions of SFAS No. 123, net income and earnings per common share would have been recorded as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net income, as reported	$22,234	$17,346
Deduct: Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,575)	(2,003)

Pro forma net income	$18,659	$15,343

Earnings per common share:
Basic—as reported	$0.76	$0.61

Basic—pro forma	$0.64	$0.54

Diluted—as reported	$0.69	$0.55

Diluted—pro forma	$0.58	$0.49

(11) Related Party Transactions

(a) Majority stockholder

During 2004, the Company paid an affiliate of the controlling stockholders $10,000 for out of pocket expenses related to meetings of the Board of Directors, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company completed secondary offerings of its common stock for 2,300,000 and 10,631,303 shares on April 18, 2005 and May 27, 2005, respectively. All of the 12,931,303 shares were sold by affiliates of Haas Wheat & Partners, L.P., a private equity investment firm whose affiliates had owned shares of the company since 1999. Robert B. Haas, who exercised sole voting and dispositive power over the 12,931,303 shares by virtue of his control over Haas Wheat & Partners, L.P. and its affiliates, served as the Chairman of the Company’s Board of Directors until May 4, 2005. The Company’s Presiding Director, Douglas D. Wheat, served as President of Haas Wheat & Partners, L.P. at the time of the secondary offerings.

(b) Minority stockholders

During 2005, a family member of an MHA executive received a non-interest bearing loan of $55,000 prior to the acquisition date, of which $16,000 was included in other current assets in the accompanying consolidated balance sheet for the year ended December 31, 2005. During 2006, the remaining unpaid balance of $16,000 was forgiven by the Company.

(12) Commitments and Contingencies

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

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the next five years and thereafter. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31:
2007	$661	$13,329
2008	657	12,933
2009	648	12,851
2010	328	12,523
2011	68	11,947
Thereafter	—	64,591

Total minimum lease payments	$2,362	$128,174

Less amount representing interest (at rates ranging from 2.9% to 15.3%)	(174)

Present value of minimum lease payments	2,188
Less current installments of obligations under capital leases	(580)

Obligations under capital leases, excluding current installments	$1,608

Fixed assets obtained through capital leases as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Fixed assets	$2,904	$2,203
Accumulated amortization	(869)	(400)

Fixed assets, net	$2,035	$1,803

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense was $14,592,000, $11,839,000, and $10,682,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$254,265	$261,176	$282,728	$283,534	$1,081,703
Gross profit	$68,301	$70,022	$76,692	$74,273	$289,288
Net income	$8,301	$7,271	$9,472	$10,047	$35,091
Net income per share:
Basic	$0.26	$0.23	$0.29	$0.29	$1.07
Diluted	$0.24	$0.21	$0.28	$0.29	$1.02

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	Total Year
	(In thousands, except per share data)
Revenue	$156,842	$160,689	$166,883	$221,429	$705,843
Gross profit	$35,717	$37,168	$39,544	$57,806	$170,235
Net income	$3,993	$4,416	$6,848	$6,977	$22,234
Net income per share:
Basic	$0.14	$0.15	$0.24	$0.23	$0.76
Diluted	$0.13	$0.14	$0.22	$0.21	$0.69

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(2) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.2), that AMN Healthcare Services, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 8, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the following information concerning our Code of Ethics for Senior Financial Officers, is incorporated by reference to the Proxy Statement under the headings “Nominees for the Board of Directors” and “Non-Director Executive Officers” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 18, 2007.

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

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation and Related Information” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 18, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 18, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 18, 2007.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accounting Firm” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 18, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
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

2.4

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

4.6

First Amendment to Second Amended And Restated Credit Agreement, dated as of May 1, 2006, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group, Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc. and Med Travelers, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated May 1, 2006).

10.1	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc.****

10.2	AMN Healthcare Services, Inc. 2001 Stock Option Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.3	AMN Healthcare Services, Inc. 2001 Senior Management Bonus Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.4	AMN Healthcare, Inc. Executive Nonqualified Excess Plan (Management Contract or Compensatory Plan or Arrangement).****

10.5	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan, dated as of January 1, 2002 (Management Contract or Compensatory Plan or Arrangement).****

10.6	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Steven Francis (Management Contract or Compensatory Plan or Arrangement).****

10.7	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.8	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and William Miller (Management Contract or Compensatory Plan or Arrangement).****

10.9	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

10.10

Executive Severance Agreement between AMN Healthcare, Inc. and David C. Dreyer, dated September 20, 2004 (Management Contract or Compensatory Plan or Arrangement) (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated September 16, 2004).

10.11	Stock Option Plan (incorporated herein by reference to the Registrant’s Proxy Statement, Schedule 14A filed with the Commission on April 14, 2004 (SEC File No. 1-16753)).

10.12	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement)*****

10.13	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and William F. Miller III (Management Contract or Compensatory Plan or Arrangement)*****

10.14	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Kenneth F. Yontz (Management Contract or Compensatory Plan or Arrangement)*****

10.15	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Steven C. Francis (Management Contract or Compensatory Plan or Arrangement)*****

10.16	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement)*****

10.17	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.18	Stock Option Plan Stock Option Agreement, dated as of September 20, 2004, between the Registrant and David C. Dreyer (Management Contract or Compensatory Plan or Arrangement)*****

10.19	Executive Severance Agreement, dated as of December 20, 2002, between AMN Healthcare, Inc. and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.20	Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.21	Stock Option Plan Stock Option Agreement, dated as of May 8, 2003, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.22	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Steven C. Francis. (Management Contract or Compensatory Plan or Arrangement)*******

10.23	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)*******

10.24	Executive Severance Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Denise L. Jackson. (Management Contract or Compensatory Plan or Arrangement)*******

10.25	Executive Severance Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and David C. Dreyer. (Management Contract or Compensatory Plan or Arrangement)*******

10.26

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Steven C. Francis (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.27

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.28

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and R. Jeffrey Harris (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.29	Form of Indemnification Agreement (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30

The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.31

Amendment, dated as of March 8, 2006, to the Executive Severance Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement).********

10.32

Amendment, dated as of March 8, 2006, to the Executive Severance Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and David C. Dreyer (Management Contract or Compensatory Plan or Arrangement).********

10.33	AMN Healthcare Equity Plan******

10.34	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director******

10.35	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director******

10.36	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer******

10.37	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer******

10.38

Letter of Resignation to Board of Directors of AMN Healthcare Services, Inc., dated July 17, 2006, from Steven C. Francis (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on July 19, 2006).

18.1	Letter regarding change in accounting principle from Independent Registered Public Accounting Firm.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

*****	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

******	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006.

*******	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

********	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Susan R. Nowakowski President and Chief Executive Officer

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 9th day of March, 2007.

/s/ SUSAN R. NOWAKOWSKI
Susan R. Nowakowski Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEVEN C. FRANCIS
Steven C. Francis Director and Chairman of the Board

/s/ WILLIAM F. MILLER III
William F. Miller III Director

/s/ ANDREW M. STERN
Andrew M. Stern Director

/s/ DOUGLAS D. WHEAT
Douglas D. Wheat Director

/s/ KENNETH F. YONTZ
Kenneth F. Yontz Director

/s/ R. JEFFREY HARRIS
R. Jeffrey Harris Director

/s/ PAUL E. WEAVER
Paul E. Weaver Director

/s/ DAVID C. DREYER
David C. Dreyer Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts	Balance at the Beginning of Year	Provision	Deductions(*)	Balance at End of Year
	(in thousands)
Year ended December 31, 2004	$3,342	$173	$(1,763)	$1,752
Year ended December 31, 2005	$1,752	$1,738	$(1,115)	$2,375
Year ended December 31, 2006	$2,375	$2,809	$(1,934)	$3,250

(*)	Accounts written off

See accompanying report of independent registered public accounting firm.