Form 10-Q
period 2007-03-31
AMN HEALTHCARE SERVICES INC
filed 2007-05-08
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 34,690,306 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,221	$4,422
Accounts receivable, net of allowance of $2,919 and $3,250 at March 31, 2007 and December 31, 2006, respectively	187,925	192,716
Prepaid expenses	11,667	10,452
Deferred income taxes, net	23,289	26,275
Other current assets	2,164	1,990

Total current assets	235,266	235,855
Fixed assets, net	23,532	23,236
Deposits and other assets	6,816	5,982
Goodwill, net	240,939	240,719
Intangible assets, net	115,341	116,389

Total assets	$621,894	$622,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$868	$10,353
Accounts payable and accrued expenses	21,954	20,273
Accrued compensation and benefits	41,363	42,585
Income taxes payable	2,354	2,727
Current portion of notes payable	13,562	12,901
Deferred revenue	6,023	6,397
Other current liabilities	26,143	25,731

Total current liabilities	112,267	120,967
Notes payable, less current portion	155,958	160,479
Deferred income taxes, net	64,495	69,365
Other long-term liabilities	29,655	26,824

Total liabilities	362,375	377,635

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,304 and 45,199 shares issued at March 31, 2007 and December 31, 2006, respectively	453	452
Additional paid-in capital	389,673	382,098
Treasury stock, at cost (10,615 shares at each March 31, 2007 and December 31, 2006)	(183,182)	(183,182)
Retained earnings	52,698	45,036
Accumulated other comprehensive income (loss)	(123)	142

Total stockholders’ equity	259,519	244,546

Total liabilities and stockholders’ equity	$621,894	$622,181

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue	$283,944	$254,265
Cost of revenue	211,439	185,964

Gross profit	72,505	68,301

Operating expenses:
Selling, general and administrative	53,051	47,892
Depreciation and amortization	2,629	2,466

Total operating expenses	55,680	50,358

Income from operations	16,825	17,943
Interest expense, net	3,334	4,147

Income before income taxes	13,491	13,796
Income tax expense	5,297	5,495

Net income	$8,194	$8,301

Net income per common share:
Basic	$0.24	$0.26

Diluted	$0.23	$0.24

Weighted average common shares outstanding:
Basic	34,638	32,095

Diluted	35,283	34,712

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2007

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2006	45,199	$452	$382,098	$(183,182)	$45,036	$142	$244,546
Exercise of stock options	105	1	1,065	—	—	—	1,066
Income tax benefit from stock option exercises	—	—	4,715	—	—	—	4,715
Stock-based compensation	—	—	1,795	—	—	—	1,795
Adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48)	—	—	—	—	(532)	—	(532)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(8)	(8)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(257)	(257)
Net income	—	—	—	—	8,194	—	8,194

Total comprehensive income							7,929

Balance, March 31, 2007	45,304	$453	$389,673	$(183,182)	$52,698	$(123)	$259,519

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$8,194	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,629	2,466
Provision for bad debts	588	344
Non-cash interest expense	485	1,030
Provision for deferred income taxes	892	5,495
Stock-based compensation	1,795	1,367
Loss on disposal or sale of fixed assets	24	—
Excess tax benefit from stock option exercises	(3,132)	(483)
Changes in assets and liabilities:
Accounts receivable	4,203	1,665
Prepaid expenses and other current assets	(1,541)	(1,046)
Deposits and other assets	(1,082)	(889)
Accounts payable and accrued expenses	1,681	1,406
Accrued compensation and benefits	(1,222)	(25)
Income taxes payable	3,522	(2,194)
Other liabilities	206	588

Net cash provided by operating activities	17,242	18,025

Cash flows from investing activities:
Purchase and development of fixed assets	(2,131)	(1,541)
Cash paid for acquisition earnout	—	(35,963)

Net cash used in investing activities	(2,131)	(37,504)

Cash flows from financing activities:
Capital lease repayments	(157)	(105)
Payments on notes payable	(3,860)	—
Proceeds from issuance of common stock	1,066	3,206
Excess tax benefit from stock option exercises	3,132	483
Change in bank overdraft	(9,485)	7,119

Net cash provided by (used in) financing activities	(9,304)	10,703

Effect of exchange rate changes on cash	(8)	(14)

Net increase (decrease) in cash and cash equivalents	5,799	(8,790)
Cash and cash equivalents at beginning of period	4,422	19,110

Cash and cash equivalents at end of period	$10,221	$10,320

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $64 and $14 capitalized for the three months ended March 31, 2007 and 2006, respectively)	$2,996	$3,488

Cash paid for income taxes	$884	$2,194

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$46	$71

Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$(265)	$1,137

Issuance of treasury stock for acquisition earnout	$—	$10,667

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

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

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

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006 have been reclassified to conform to the three months ended March 31, 2007 presentation.

2.	STOCK-BASED COMPENSATION

The Company adopted the provisions of Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123R), Share-Based Payment, on January 1, 2006. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

Stock Options and SARs

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the date of grant. Stock Appreciation Rights (SARs) entitle the holder to receive, at the end of a vesting period, shares of the Company’s common stock equal to the difference between the exercise price of the SAR, which is set at the date of grant, and the Fair Market Value, as defined in the Company’s Equity Plan, of the Company’s common stock on the date of exercise.

The Company did not issue stock options or SARs during the three months ended March 31, 2007 or 2006. As of March 31, 2007, there was $7.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options and SARs. The Company expects to recognize such cost over a weighted average period of 1.7 years. The total intrinsic value of stock options exercised was $1,670,000 and $7,146,000 for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The Company did not issue RSUs during the three months ended March 31, 2007 or 2006.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2007, there was $3.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested RSUs. The Company expects to recognize such cost over a period of 2.0 years. The remaining contractual term is 9.0 years, and the aggregate intrinsic value was $5,749,000 as of March 31, 2007.

Stock-Based Compensation under SFAS No. 123R

Compensation cost of stock options and SARs is measured using the Black-Scholes valuation model, and compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three month periods ended March 31, 2007 and 2006, in accordance with SFAS No. 123R (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock-based employee compensation before tax	$1,795	$1,367
Related income tax benefits	(705)	(544)

Stock-based employee compensation, net of tax	$1,090	$823

For the three months ended March 31, 2007 and 2006, SFAS No. 123R resulted in cash flows from financing activities of $3,132,000 and $483,000, respectively, for excess tax benefits related to stock options exercised.

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive stock-based awards.

Stock-based awards to purchase 2,000 and 2,496,000 shares of common stock for the three month periods ended March 31, 2007 and 2006, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. The following table sets forth the computation of basic and diluted net income per common share for the periods ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income	$8,194	$8,301

Weighted average common shares outstanding—basic	34,638	32,095
Plus dilutive equity awards	645	2,617

Weighted average common shares outstanding—diluted	35,283	34,712

Net income per common share—basic	$0.24	$0.26

Net income per common share—diluted	$0.23	$0.24

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended March 31, 2007 and 2006, comprehensive income was $7,929,000 and $9,438,000 and included an unrealized (loss) gain on interest rate swap arrangements, net of tax, of $(257,000) and $1,151,000, respectively, and a foreign currency translation adjustment (loss) of $(8,000) and $(14,000), respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2007 and December 31, 2006, the Company had the following intangible assets (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$1,600	$(452)	$1,148	$1,600	$(372)	$1,228
Customer relationships	32,000	(3,225)	28,775	32,000	(2,653)	29,347
Tradenames and trademarks	1,200	(339)	861	1,200	(279)	921
Noncompete agreements	950	(278)	672	950	(230)	720
Deferred financing costs	7,903	(3,918)	3,985	7,903	(3,630)	4,273

	$43,653	$(8,212)	$35,441	$43,653	$(7,164)	$36,489

Intangible assets not subject to amortization:
Goodwill (1)	$251,391	$(10,452)	$240,939	$251,171	$(10,452)	$240,719
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$331,291	$(10,452)	$320,839	$331,071	$(10,452)	$320,619

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The carrying amount of goodwill was $240,939,000 and $240,719,000 as of March 31, 2007 and December 31, 2006, respectively. The increase in goodwill was due to $220,000 of tax related purchase accounting adjustments recorded during the three months ended March 31, 2007.

Aggregate amortization expense for the intangible assets presented in the above table was $1,048,000 and $1,051,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization of deferred financing costs is included in interest expense. Estimated future aggregate amortization expense of intangible assets, including deferred financing costs, as of March 31, 2007 is as follows (in thousands):

Amount
Nine months ending December 31, 2007	$3,131
Year ending December 31, 2008	4,125
Year ending December 31, 2009	4,050
Year ending December 31, 2010	3,777
Year ending December 31, 2011	2,441
Thereafter	17,917

$35,441

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. With the acquisition of The MHA Group, Inc. (“MHA”) in November 2005, the Company disclosed two reportable segments: nurse and allied healthcare staffing and physician staffing. Effective April 1, 2006, the Company disclosed three reportable segments: nurse and allied healthcare staffing, locum tenens staffing (temporary physician and certified registered nurse anesthetist (CRNA) staffing) and physician permanent placement services. The locum tenens staffing and physician permanent placement services segments are separate operating segments, which were aggregated into the physician staffing reportable segment prior to April 1, 2006.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
Nurse and allied healthcare staffing	$199,975	$177,724
Locum tenens staffing	71,405	64,547
Physician permanent placement services	12,564	11,994

	$283,944	$254,265

Segment operating income:
Nurse and allied healthcare staffing	$13,731	$14,950
Locum tenens staffing	4,018	4,293
Physician permanent placement services	3,500	2,533

	21,249	21,776
Depreciation and amortization	2,629	2,466
Stock-based compensation	1,795	1,367
Interest expense, net	3,334	4,147

Income before income taxes	$13,491	$13,796

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation, the Company recognized an increase of $532,000 to reserves for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption, the liability for income taxes associated with uncertain tax positions totaled $6,172,000, including interest and penalties. Of the total liability of $6,172,000, $3,531,000 relates to uncertain tax positions taken in fiscal years resulting in net operating losses in such years, therefore the liability has been presented as a reduction of the related deferred tax asset in the accompanying condensed consolidated balance sheet. This net presentation will continue until the net operating losses are utilized, which is expected to occur in fiscal 2007. If recognized, approximately $3,290,000 of the $6,172,000 FIN 48 liability would affect the Company’s effective tax rate, and the remaining $2,882,000 would be treated as a reduction to goodwill.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007, the Company has approximately $426,000 of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the United States and in various states and foreign jurisdictions. The Company’s tax years for 2004 and 2005 are currently under examination by the Internal Revenue Service (IRS). With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS if they either have been or will be utilized in a future period.

The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.

8.	SUBSEQUENT EVENT

On April 18, 2007, the Company amended the AMN Healthcare Equity Plan, with stockholder approval, to increase the number of shares authorized under the plan by 3.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.”

Overview

We are the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse staffing services, locum tenens (temporary physician staffing) and physician permanent placement services and a leading provider of allied healthcare professionals, we recruit physicians, nurses, and allied healthcare professionals (our “healthcare professionals”) nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare facilities throughout the United States.

For the three months ended March 31, 2007, we recorded revenue of $283.9 million, as compared to revenue of $254.3 million for the three months ended March 31, 2006. We recorded net income of $8.2 million for the three months ended March 31, 2007, as compared to net income of $8.3 million for the three months ended March 31, 2006.

Our staffing services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, healthcare facilities and physician practice groups. We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands that include American Mobile Healthcare®, Medical ExpressSM, NurseChoice® InDemand, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, RN Demand®, RN ExtendSM, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of March 31, 2007, we had healthcare professionals on assignment at over 2,000 different healthcare facility clients. We provide services to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics and schools. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, to hospital and healthcare facilities and physician staffing groups. Both were acquired in November 2005 through our purchase of The MHA Group, Inc., which we refer to as “MHA”. We market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand name Med Travelers.

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

Recent Trends

Temporary healthcare staffing industry revenues were forecasted to grow at a compound annual growth rate of approximately 8% from 1997 through 2008, according to industry estimates. The industry has grown each year except 2003 and 2004, in which it declined on an annual basis. Industry revenues for 2007 are expected to grow by 7% to $11.4 billion as compared to 2006. The market segments within the temporary healthcare staffing industry in which we provide service offerings include travel nursing ($2.5 billion market), locum tenens ($1.6 billion market) and allied healthcare ($3.2 billion market). According to estimates prepared by Staffing Industry Analysts, projected growth rates for 2007 are 9% for travel nursing, 14% for locum tenens and 11% for allied healthcare.

The nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During the last quarter of 2006, the industry reported, and we also experienced, the typical seasonal decline in nursing demand, along with a lessening of demand in certain regions and specialties. In the first quarter of 2007, overall demand strengthened, and we continue to experience a demand environment that exceeds supply.

Although we experienced considerable improvements in our nurse and allied candidate supply throughout 2006 and into early 2007, the supply market continues to be constrained relative to the demands of our healthcare facility clients. Internationally trained nurses represent a growing supply of nurses, and roughly 15% of newly licensed nurses are foreign-trained. While roughly 90% of our nurses are trained in the United States, we recruit nurses from international channels through our O’Grady Peyton International brand to meet our facility clients’ long-term staffing needs. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. As a result of these visa quotas, there is roughly a four-year delay for nurses from certain countries, such as India and the Philippines, to enter into the United States on a permanent immigrant visa. Additionally, we have experienced fluctuations in direct costs associated with the placement of temporary nurse and allied professionals, due in part to housing costs, which have recently increased in certain geographic regions of the U.S., as well as health insurance expense which can vary from period to period as a result of actual claims experience.

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

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, allowance for doubtful accounts, contingencies and litigation, and valuation and recognition of share-based payments. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2006, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill and other indefinite lived intangible assets resulting from our past acquisitions. Commencing with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses each year to assess the recoverability of the goodwill and other indefinite lived intangible assets, in accordance with the provisions of SFAS No. 142. We performed the most recent annual impairment test on October 31, 2006 and determined there was no impairment. No events have occurred subsequent to October 31, 2006 that indicate impairment may have occurred.

SFAS No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, we analyze our amortizable intangible assets for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of March 31, 2007 and December 31, 2006, we had $240.9 million and $240.7 million, respectively, of goodwill, net of accumulated amortization, and $115.3 million and $116.4 million, respectively, of net intangible assets recorded on our consolidated balance sheets. The increase in goodwill was due to $0.2 million of tax related purchase accounting adjustments recorded during three months ended March 31, 2007.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, with reserves for reported claims based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, we obtain updated actuarial studies on a regular basis that primarily utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of March 31, 2007 and December 31, 2006, we had $15.1 million and $14.5 million, respectively, accrued for professional liability retention, of which $1.8 and $2.0 was classified as a current liability, respectively. The increase in the professional liability accrual was related to an increase in expected claims incurred but not reported, as a result of an increase in the number of healthcare providers on assignment in our locum tenens staffing segment during the three months ended March 31, 2007, partially offset by payments made during the period.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals and corporate employees, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at March 31, 2007 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims. As of March 31, 2007 and December 31, 2006, we had $2.3 million and $2.0 million, respectively, accrued for incurred, but not reported, health benefit claims. The increase in the accrual was primarily due to an increase in the number of plan participants due to the inclusion of corporate employees beginning January 1, 2007. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of March 31, 2007 and December 31, 2006, we had $8.5 million and $9.3 million, respectively, accrued for workers compensation claims, of which $2.6 million and $2.8 million was classified as a current liability, respectively. The decrease in the accrual was attributable to an actuarial-based reserve reduction of $1.2 million based on favorable historical claims experience, offset by the fact that claim payments made against the reserve during the three months ended March 31, 2007 for the current and prior years are lagging slightly behind the additions to the reserve, as reserves continue to remain outstanding for workers compensation claims incurred during the current and prior years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of March 31, 2007 and December 31, 2006, our allowance for doubtful accounts was $2.9 million and $3.3 million, respectively. The decrease was primarily related to positive trends in our client collections experience.

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

	Three Months Ended March 31,
	2007	2006
Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	74.5	73.1

Gross profit	25.5	26.9
Selling, general and administrative	18.7	18.8
Depreciation and amortization expense	0.9	1.0

Income from operations	5.9	7.1
Interest expense, net	1.1	1.6

Income before income taxes	4.8	5.5
Income tax expense	1.9	2.2

Net income	2.9%	3.3%

Comparison of Results for the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Revenue.    Revenue increased 12%, to $283.9 million for the three months ended March 31, 2007 from $254.3 million for the same period in 2006, primarily due to an increase in the average number of temporary healthcare professionals on assignment and an increase in average bill rates.

Nurse and allied healthcare staffing segment revenue increased 13%, to $200.0 million for the three months ended March 31, 2007 from $177.7 million for the same period in 2006. Of the $22.3 million increase, $11.5 million was attributable to an increase in the average number of temporary healthcare professionals on assignment, $9.1 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, and $1.7 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment revenue increased 11%, to $71.4 million for the three months ended March 31, 2007 from $64.6 million for the same period in 2006. Of the $6.8 million increase, $4.0 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended March 31, 2007, and the remaining $2.8 million was attributable to bill rate increases and a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue increased 5%, to $12.6 million for the three months ended March 31, 2007 from $12.0 million for the same period in 2006.

Cost of Revenue.    Cost of revenue increased 14%, to $211.4 million for the three months ended March 31, 2007 from $186.0 million for the same period in 2006, primarily due to an increase in compensation provided to our temporary healthcare professionals and an increase in housing and health insurance costs.

Nurse and allied healthcare staffing segment cost of revenue increased 15%, to $153.4 million for the three months ended March 31, 2007 from $133.7 million for the same period in 2006. Of the $19.7 million increase, $9.7 million was attributable to net increases in compensation, primarily related to wages, housing and health insurance, provided to our temporary healthcare professionals, $8.6 million was attributable to the increase in the average number of temporary healthcare professionals on assignment and $1.4 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment cost of revenue increased 12%, to $53.4 million for the three months ended March 31, 2007 from $47.5 million for the same period in 2006. Of the $5.9 million increase, $2.9 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended March 31, 2007, with the remainder attributable to an increase in compensation provided to our healthcare professionals and a shift in the mix of physician specialties.

Physician permanent placement services segment cost of revenue decreased 3%, to $4.6 million for the three months ended March 31, 2007 from $4.8 million for the same period in 2006.

Gross Profit.    Gross profit increased 6%, to $72.5 million for the three months ended March 31, 2007 from $68.3 million for the same period in 2006, representing gross margins of 25.5% and 26.9%, respectively. Gross margin by reportable segment for the three months ended March 31, 2007 and 2006 was 23.3% and 24.8% for nurse and allied healthcare staffing, 25.2% and 26.4% for locum tenens staffing and 63.2% and 60.1% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to an increase in housing costs and health insurance claims, and the decrease in the locum tenens staffing segment gross margin was primarily attributable to a shift in the mix of physician specialties.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 11%, to $53.1 million for the three months ended March 31, 2007 from $47.9 million for the same period in 2006. Of the $5.2 million increase, $3.9 million was attributable to increases in employee expenses primarily due to increased headcount, $0.4 million to an increase in stock-based compensation expense, and the remaining $0.9 million increase was primarily attributable to increases in office expenses, partially offset by decreases in professional services expenses. Selling, general and administrative expenses by reportable segment for the three months ended March 31, 2007 and 2006, respectively, were $34.5 million and $30.5 million for nurse and allied healthcare staffing, $14.1 million and $12.7 million for locum tenens staffing and $4.5 million and $4.7 million for physician permanent placement services.

Depreciation and Amortization Expense.    Amortization expense was $0.8 million for the three months ended March 31, 2007 and 2006. Depreciation expense increased slightly to $1.8 million for the three months ended March 31, 2007 from $1.7 million for the three months ended March 31, 2006.

Interest Expense, Net.    Interest expense, net, was $3.3 million for the three months ended March 31, 2007 as compared to $4.1 million for the same period in 2006. The $0.8 million decrease was primarily attributable to the $35.5 million decrease in debt outstanding from March 31, 2006 to March 31, 2007.

Income Tax Expense.    Income tax expense decreased to $5.3 million for the three months ended March 31, 2007 from $5.5 million for the same period in 2006, reflecting effective income tax rates of 39.3% and 39.8% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to changes in the state tax provision.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2007, $169.5 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At March 31, 2007, our days sales outstanding (“DSO”) was 60 days. At March 31, 2006, our DSO was 54 days and at December 31, 2006, our DSO was 63 days. The increase in DSO compared to March 31, 2006 was due in part to delays in our cash receipts cycle as a result of an increase in the number of our nurse and allied healthcare clients undergoing implementations of vendor management arrangements. These arrangements often involve third-party vendors specializing in staffing procurement systems. The decrease in DSO compared to December 31, 2006 was due primarily to focused collection efforts during the first quarter of 2007. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $0.8 million from $18.0 million for the three months ended March 31, 2006 to $17.2 million for the three months ended March 31, 2007. This decrease in net cash provided by operations was primarily driven by income tax related decreases, partially offset by an increase in cash collected on accounts receivable during the three months ended March 31, 2007.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $2.1 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. For the first three months of 2007, our primary capital expenditures were $1.8 million for purchased and internally developed software and

$0.3 million for computers, leasehold improvements, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the three months ended March 31, 2007.

Financing Activities:

Our credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a $235.0 million secured term loan facility maturing in November 2011. The secured term loan facility was used primarily to fund our acquisition of MHA in November 2005, pay off then-existing borrowings, and repurchase shares of our common stock in May 2006.

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

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly amortization payments. In March 2007, we made the quarterly amortization payment of $2.3 million, which was reduced from the original contractual amount due to the application of the previous voluntary prepayments.

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, which commenced in the fiscal year ended December 31, 2006, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. The voluntary prepayments made throughout the year satisfied this additional prepayment requirement for the year ended December 31, 2006.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.50 to 1.00 for the fiscal quarter ending March 31, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending March 31, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at March 31, 2007.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning May 2006 until November 2008. As of March 31, 2007, we maintained five interest rate swap agreements with notional amounts totaling $105 million. We pay fixed rates ranging from 4.09% to 4.95% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning September 2007 through December 2009, and no initial investments were made to enter into these agreements.

At March 31, 2007 and December 31, 2006, the interest rate swap agreements had a fair value of $0.1 million and $0.5 million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of March 31, 2007 and December 31, 2006, our credit facility also served to collateralize certain letters of credit aggregating $19.5 million issued by us in the normal course of business.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS No. 157 beginning January 1, 2008, and we do not expect the adoption will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157 is also adopted. We are required to adopt SFAS No. 159 beginning January 1, 2008, and we do not expect the adoption will have a material effect on our consolidated financial statements.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2007 and 2006, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million during the three months ended March 31, 2007 and 2006. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.1 million during the three months ended March 31, 2007 and 2006, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 18, 2007. The matters submitted to a vote of our stockholders were (i) the election of seven directors to our Board of Directors, (ii) approval of the AMN Healthcare Equity Plan as amended and restated, and (iii) ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Our stockholders elected the following seven directors to our Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld
Steven C. Francis	32,158,556	328,395
Susan R. Nowakowski	32,158,214	328,737
R. Jeffrey Harris	31,998,818	488,133
William F. Miller III	32,158,918	328,033
Andrew M. Stern	32,158,388	328,563
Douglas D. Wheat	31,999,239	487,712
Paul E. Weaver	32,119,045	367,906

Our stockholders approved the AMN Healthcare Equity Plan, as amended. The results of the voting were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
23,364,001	6,999,946	86,436	2,036,568

Our stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The results of the voting were as follows:

Votes For	Votes Against	Abstained
32,318,678	83,207	85,066

Item 5.	Other Information

Registration of Common Stock Reserved for Issuance Under the AMN Healthcare Equity Plan

On April 18, 2007, we filed a Registration Statement on Form S-8 (File No. 333-142187) registering 3,042,750 shares of our common stock reserved for issuance under the AMN Healthcare Equity Plan. The AMN Healthcare Equity Plan, as amended, was approved by the Company’s stockholders on April 18, 2007.

Item 6.	Exhibits

Exhibit No.	Description of Document
10.1	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007)

10.2	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement – Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.3	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement – Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.4	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement – Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.5	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement – Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007

/S/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)