Form 10-Q
period 2007-06-30
AMN HEALTHCARE SERVICES INC
filed 2007-08-08
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, there were 34,810,977 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,527	$4,422
Accounts receivable, net of allowance of $2,663 and $3,250 at June 30, 2007 and December 31, 2006, respectively	195,213	192,716
Prepaid expenses	11,200	10,452
Deferred income taxes, net	24,985	26,275
Other current assets	1,992	1,990

Total current assets	250,917	235,855
Fixed assets, net	24,303	23,236
Deposits and other assets	11,644	10,255
Goodwill, net	243,680	240,719
Intangible assets, net	115,443	112,116

Total assets	$645,987	$622,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,736	$10,353
Accounts payable and accrued expenses	21,632	20,273
Accrued compensation and benefits	43,116	42,585
Income taxes payable	6,455	2,727
Current portion of notes payable	15,822	12,901
Deferred revenue	6,705	6,397
Other current liabilities	26,015	25,731

Total current liabilities	121,481	120,967
Notes payable, less current portion	151,437	160,479
Deferred income taxes, net	67,645	69,365
Other long-term liabilities	33,863	26,824

Total liabilities	374,426	377,635

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,426 and 45,199 shares issued at June 30, 2007 and December 31, 2006, respectively	454	452
Additional paid-in capital	392,176	382,098
Treasury stock, at cost (10,615 shares at each June 30, 2007 and December 31, 2006)	(183,182)	(183,182)
Retained earnings	61,944	45,036
Accumulated other comprehensive income	169	142

Total stockholders’ equity	271,561	244,546

Total liabilities and stockholders’ equity	$645,987	$622,181

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$293,912	$261,176	$577,856	$515,441
Cost of revenue	218,953	191,154	430,392	377,118

Gross profit	74,959	70,022	147,464	138,323

Operating expenses:
Selling, general and administrative	53,520	52,353	106,571	100,245
Depreciation and amortization	2,857	2,524	5,486	4,990

Total operating expenses	56,377	54,877	112,057	105,235

Income from operations	18,582	15,145	35,407	33,088
Interest expense, net	3,124	4,345	6,458	8,492

Income before income taxes	15,458	10,800	28,949	24,596
Income tax expense	6,212	3,529	11,509	9,024

Net income	$9,246	$7,271	$17,440	$15,572

Net income per common share:
Basic	$0.27	$0.23	$0.50	$0.49

Diluted	$0.26	$0.21	$0.49	$0.45

Weighted average common shares outstanding:
Basic	34,723	31,887	34,681	31,990

Diluted	35,273	34,170	35,278	34,467

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2007

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2006	45,199	$452	$382,098	$(183,182)	$45,036	$142	$244,546
Stock options and stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested	227	2	2,014	—	—	—	2,016
Income tax benefit from stock options and SARs exercised and RSUs vested	—	—	4,110	—	—	—	4,110
Stock-based compensation	—	—	3,954	—	—	—	3,954
Adoption of Financial Accounting Standards Board interpretation No. 48 (FIN 48)	—	—	—	—	(532)	—	(532)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	14	14
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	13	13
Net income	—	—	—	—	17,440	—	17,440

Total comprehensive income							17,467

Balance, June 30, 2007	45,426	$454	$392,176	$(183,182)	$61,944	$169	$271,561

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,440	$15,572
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	5,486	4,990
Provision for bad debts	1,090	1,363
Non-cash interest expense	819	1,982
Provision for deferred income taxes	(817)	7,408
Non-cash stock-based compensation	3,954	3,158
Excess tax benefit from stock options and SARs exercised and RSUs vested	(3,274)	(2,160)
Loss on disposal or sale of fixed assets	29	9
Changes in assets and liabilities:
Accounts receivable	(2,338)	(3,373)
Prepaid expenses and other current assets	(865)	2,276
Deposits and other assets	(1,756)	3,890
Accounts payable and accrued expenses	1,123	3,707
Accrued compensation and benefits	107	3,488
Income taxes payable	11,330	(1,365)
Other liabilities	1,165	1,204

Net cash provided by operating activities	33,493	42,149

Cash flows from investing activities:
Purchase and development of fixed assets	(4,632)	(4,427)
Cash paid for acquisition, net of cash received	(5,482)	(35,963)

Net cash used in investing activities	(10,114)	(40,390)

Cash flows from financing activities:
Capital lease repayments	(314)	(223)
Proceeds from issuance of notes payable	—	30,000
Payments on notes payable	(6,551)	(25,375)
Payment of financing costs	—	(309)
Repurchase of common stock	—	(37,534)
Proceeds from exercise of equity awards	2,016	7,868
Excess tax benefit from stock options and SARs exercised and RSUs vested	3,274	2,160
Change in bank overdraft	(8,713)	7,446

Net cash used in financing activities	(10,288)	(15,967)

Effect of exchange rate changes on cash	14	(14)

Net increase (decrease) in cash and cash equivalents	13,105	(14,222)
Cash and cash equivalents at beginning of period	4,422	19,110

Cash and cash equivalents at end of period	$17,527	$4,888

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $111 and $31 capitalized during the six months ended June 30, 2007 and 2006, respectively)	$6,019	$7,116

Cash paid for income taxes	$994	$2,902

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$183	$750

Net change in foreign currency translation adjustment and unrealized gain on derivative financial instruments, net of tax	$27	$1,873

Issuance of treasury stock for acquisition earnout	$—	$10,667

Fair value of assets acquired in acquisition, net of cash received	$1,493	$—
Goodwill	2,742
Intangible assets	4,909	—
Liabilities assumed	(1,421)	—
Deferred tax liability	(2,241)	—

Net cash paid for acquisitions	$5,482	$—

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2006 have been reclassified to conform to the three and six months ended June 30, 2007 presentation.

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

On April 18, 2007, the Company amended the AMN Healthcare Equity Plan (“Equity Plan”), with stockholder approval, to increase the number of shares authorized under the plan by 3,000,000 (plus shares forfeited under the Company’s Stock Option Plan). In April 2007, 393,000 stock appreciation rights (“SARs”) and 243,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs typically vest ratably over a three year period, with about one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. The Equity Plan expires on the tenth anniversary of the effective date.

Stock Options and SARs

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the date of grant. SARs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, shares of the Company’s common stock equal to the difference between the exercise price of the SAR, which is set at the date of grant, and the fair market value of the Company’s common stock on the date of exercise, as defined in the Equity Plan.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation cost of stock options and SARs is measured based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk-free interest rate and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of awards granted using the Black-Scholes valuation model. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. The Company estimates the expected term based on historical exercise patterns, and based the dividend yield assumption on historical dividend payouts, which is zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s equity awards. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The fair value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

Stock-based compensation expense for the six months ended June 30, 2007 and June 30, 2006 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions (annualized percentages):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected term	3.8 years	4.5 years
Risk-free interest rate	4.5%	5.1%
Volatility	31%	46%
Dividend yield	0%	0%

The weighted average grant date fair value of the 393,000 SARs granted during the six months ended June 30, 2007 was $7.56 per SAR, and the weighted average grant date fair value of SARs granted during the six months ended June 30, 2006 was $8.02 per SAR. As of June 30, 2007, there was $8.7 million of pre tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.9 years.

The following table summarizes stock options and SARs activity for the six months ended June 30, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,964	$15.93
Granted	393	$24.94
Exercised	(209)	$12.76
Cancelled/forfeited/expired	(21)	$19.15

Outstanding at June 30, 2007	3,127	$17.25	7.3	$14,855

Exercisable at June 30, 2007	1,787	$16.52	6.4	$9,784

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $24.95 per RSU for the 243,000 RSUs granted during the six months ended June 30, 2007. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSUs activity for non-vested awards for the six months ended June 30, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2007	255	$18.08
Granted	243	$24.95
Vested	(84)	$18.03
Cancelled/forfeited/expired	(7)	$19.91

Unvested at June 30, 2007	407	$22.16

As of June 30, 2007, there was $8.2 million of pre tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.5 years.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and six month periods ended June 30, 2007 and 2006, in accordance with SFAS No. 123R (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based employee compensation before tax	$2,159	$1,791	$3,954	$3,158
Related income tax benefit	(868)	(585)	(1,573)	(1,129)

Stock-based employee compensation, net of tax	$1,291	$1,206	$2,381	$2,029

For the six months ended June 30, 2007 and 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $3,274,000 and 2,160,000, respectively, for excess tax benefits related to equity awards exercised and vested during the period.

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

Common stock-based equity instruments equivalent to 630,000 and 632,000 shares for the three and six month periods ended June 30, 2007, respectively, and 930,000 and 1,236,000 shares for the three and six month periods ended June 30, 2006, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$9,246	$7,271	$17,440	$15,572

Weighted average common shares outstanding—basic	34,723	31,887	34,681	31,990

Net income per common share—basic	$0.27	$0.23	$0.50	$0.49

Weighted average common shares outstanding—basic	34,723	31,887	34,681	31,990
Plus dilutive equity instruments	550	2,283	597	2,477

Weighted average common shares outstanding—diluted	35,273	34,170	35,278	34,467

Net income per common share—diluted	$0.26	$0.21	$0.49	$0.45

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended June 30, 2007 and 2006, comprehensive income was $9,538,000 and $8,007,000 and included a $270,000 and $736,000 unrealized gain on interest rate swap arrangements, net of tax, and a $22,000 and $0 foreign currency translation adjustment gain, respectively. For the six months ended June 30, 2007 and 2006, comprehensive income was $17,467,000 and $17,445,000 and included a $13,000 and $1,887,000 unrealized gain on interest rate swap arrangements, net of tax, respectively, and a $14,000 and ($14,000) foreign currency translation adjustment gain (loss), respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2007 and December 31, 2006, the Company had the following intangible assets (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$1,890	$(542)	$1,348	$1,600	$(372)	$1,228
Customer relationships	34,100	(3,827)	30,273	32,000	(2,653)	29,347
Tradenames and trademarks	2,711	(408)	2,303	1,200	(279)	921
Noncompete agreements	1,110	(330)	780	950	(230)	720
Acquired technology	800	(18)	782	—	—	—
Online courses	59	(2)	57	—	—	—

	$40,670	$(5,127)	$35,543	$35,750	$(3,534)	$32,216

Intangible assets not subject to amortization:
Goodwill (1)	$254,132	$(10,452)	$243,680	$251,171	$(10,452)	$240,719
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$334,032	$(10,452)	$323,580	$331,071	$(10,452)	$320,619

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The carrying amount of goodwill was $243,680,000 and $240,719,000 as of June 30, 2007 and December 31, 2006, respectively. Of the $3.0 million increase in goodwill, $2.7 million was related to the acquisition of Lifework, Inc. and its wholly-owned subsidiaries (“Rx Pro Health”) in May 2007, and the remainder was related to the tax related purchase accounting adjustments recorded during the three months ended March 31, 2007.

Aggregate amortization expense for the intangible assets presented in the above table was $833,000 and $761,000 for the three months ended June 30, 2007 and 2006, respectively and $1,593,000 and $1,533,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated future aggregate amortization expense of intangible assets as of June 30, 2007 is as follows (in thousands):

Amount
Six months ending December 31, 2007	$1,908
Year ending December 31, 2008	3,796
Year ending December 31, 2009	3,787
Year ending December 31, 2010	3,591
Year ending December 31, 2011	2,923
Thereafter	19,538

$35,543

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. With the acquisition of The MHA Group, Inc. (“MHA”) in November 2005, the Company disclosed two reportable segments: nurse and allied healthcare staffing and physician staffing. Effective April 1, 2006, the Company discloses three reportable segments: nurse and allied healthcare staffing, locum tenens (temporary physicians) staffing and physician permanent placement services.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Nurse and allied healthcare staffing	$201,322	$181,473	$401,297	$359,197
Locum tenens staffing	79,937	66,954	151,342	131,501
Physician permanent placement services	12,653	12,749	25,217	24,743

	$293,912	$261,176	$577,856	$515,441

Segment Operating Income
Nurse and allied healthcare staffing	$13,635	$11,174	$27,366	$26,124
Locum tenens staffing	7,040	4,957	11,058	9,618
Physician permanent placement services	2,923	3,329	6,423	5,494

	23,598	19,460	44,847	41,236
Depreciation and amortization	2,857	2,524	5,486	4,990
Non-cash stock-based compensation	2,159	1,791	3,954	3,158
Interest expense, net	3,124	4,345	6,458	8,492

Income before income tax	$15,458	$10,800	$28,949	$24,596

7.	ACQUISITION

On May 21, 2007, the Company completed its acquisition of Rx Pro Health, a leading provider of pharmacy staffing, workforce technology solutions, and online educational services for hospital-based and retail pharmacies and pharmaceutical companies. The strategic combination has broadened the type of services the Company offers

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and will allow the Company to provide a more comprehensive staffing solution to clients. Total purchase price was $5.5 million, which included $5.2 million cash consideration and $0.3 million of direct transaction costs. The acquisition agreement also provides for annual performance-based contingent earn-out payments totaling up to $12 million over the next three years. The allocation of the purchase price consisted of $0.1 million of net assets acquired, $2.2 million of deferred tax liabilities assumed, $2.7 million of goodwill and $4.9 million of identified intangible assets. The intangible assets included the fair value of trademarks, tradenames, customer relationships, non-compete agreements, online courses, staffing databases and acquired technology. The weighted average useful life of the intangible assets is approximately 10 years. The acquisition was recorded using the purchase method of accounting. The results of operations of Rx Pro Health are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements from the acquisition date.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation, the Company recognized an increase of $532,000 to reserves for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption, the liability for income taxes associated with uncertain tax positions totaled $6,172,000, including interest and penalties. If recognized, approximately $3,290,000 of the $6,172,000 FIN 48 liability would affect the Company’s effective tax rate, and the remaining $2,882,000 would be treated as a reduction to goodwill. Of the total liability of $6,172,000, $3,531,000 relates to uncertain tax positions taken in fiscal years resulting in net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset. The Company is projecting that it will fully utilize the net operating losses in fiscal 2007. In addition, the Company has sufficient taxable income through June 30, 2007 to fully utilize its net operating losses. Therefore, this $3,531,000 of uncertain tax positions has been recorded to the FIN 48 liability, and no longer results in a reduction to the deferred tax asset at June 30, 2007.

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

The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.

9.	SUBSEQUENT EVENT

On July 10, 2007, the Company announced that it intended to repurchase up to 1 million shares of its outstanding common stock in the open market commencing in the third quarter of 2007.

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

For the three months ended June 30, 2007, we recorded revenue of $293.9 million, as compared to revenue of $261.2 million for the three months ended June 30, 2006. We recorded net income of $9.2 million for the three months ended June 30, 2007, as compared to net income of $7.3 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we recorded revenue of $577.9 million, as compared to revenue of $515.4 million for the six months ended June 30, 2006. We recorded net income of $17.4 million for the six months ended June 30, 2007, as compared to net income of $15.6 million for the six months ended June 30, 2006.

Our staffing services are marketed primarily to two distinct customer groups: (1) healthcare professionals and (2) hospitals, healthcare facilities, and physician practice groups. We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands that include American Mobile Healthcare®, Medical ExpressSM, NurseChoice® InDemand, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, Rx Pro HealthSM, RN Demand®, RN ExtendSM, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strength and brand reputation.

At the end of June 30, 2007, we had healthcare professionals on assignment at over 2,000 different clients. We provide services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, schools, and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, to hospital and healthcare facilities and physician staffing groups. Both were acquired in November 2005 through our purchase of The MHA Group, Inc., which we refer to as “MHA”. We market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand name Med Travelers and AMN Healthcare, and to retail and mail-order pharmacies under the brand name Rx Pro Health, which we acquired in May 2007.

Our clients utilize our temporary healthcare staffing services to cost-effectively manage both short-term and long-term shortages in their staff due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, seasonal patient census variations and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe hospitals, healthcare facilities and our other clients contract with us due to our access to a large national network of skilled temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

Physicians, nurses and allied healthcare professionals choose temporary assignments for a wide variety of reasons that include: seeking flexible work opportunities, exploring different areas of the country, building their clinical skills and resume by working at prestigious healthcare facilities, escaping the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position with our clients.

Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer temporary positions typically in all 50 states and in a variety of work environments and clinical settings. In addition, we provide our temporary healthcare professionals with an attractive benefit package that may include free or subsidized housing, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance, and, for employed professionals, a 401(k) plan, and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former healthcare professionals.

Recent Trends

Temporary healthcare staffing industry revenues were forecasted to grow at a compounded annual rate of approximately 8% from 1997 through 2008, according to industry estimates. The industry has achieved positive annual growth since 1997, except in the years 2003 and 2004. Industry revenues for 2007 are expected to grow by 7% to $11.4 billion as compared to 2006. The market segments within the temporary healthcare staffing industry in which we provide staffing services include travel nursing ($2.5 billion in total sales), locum tenens ($1.6 billion in total sales) and allied healthcare ($3.2 billion in total sales). According to estimates prepared by Staffing Industry Analysts, projected growth rates for these segments in 2007 are 9% for travel nursing, 14% for locum tenens and 11% for allied healthcare.

The nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During the last quarter of 2006 and currently, we are experiencing a lessening of demand in certain regions and specialties as reported generally in the industry. The lower demand is being driven by several factors such as lower census and admission levels, the aggressive hiring of new graduates and efforts by hospitals to increase efforts on recruiting permanent labor.

The supply market continues to be constrained relative to the demands of our healthcare facility clients. Internationally trained nurses represent an important supply of nurses, and roughly 15% of newly licensed nurses are foreign-trained. While roughly 90% of our nurses are trained in the United States, we recruit nurses from international channels through our O’Grady Peyton International brand to meet our facility clients’ long-term staffing needs. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. There are currently no permanent immigrant visas available for nurses overseas as a result of these quotas. Additionally, we have experienced fluctuations in direct costs associated with the placement of temporary nurse and allied professionals, due in part to housing costs, which have increased in certain geographic regions of the U.S.

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

The physician permanent placement market has significant growth potential due to client demand for physicians that enable our clients to generate revenue. This demand and the significant overlap of clients seeking both temporary and permanent placement services provides us an opportunity to cross-sell these services for physicians.

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

If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of June 30, 2007 and December 31, 2006, we had $243.7 million and $240.7 million, respectively, of goodwill, net of accumulated amortization, and $115.4 million and $112.1 million, respectively, of net intangible assets recorded on our consolidated balance sheets. The increases in goodwill and intangible assets were primarily due to the acquisition of Lifework, Inc. and its wholly-owned subsidiaries (“Rx Pro Health”) in May 2007.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, with reserves for reported claims based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, we obtain updated actuarial studies on a regular basis that primarily utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of June 30, 2007 and December 31, 2006, we had $15.4 million and $14.5 million, respectively, accrued for professional liability retention, of which $2.2 million and $2.0 million, respectively, was classified as a current liability. The increase in the professional liability accrual was primarily related to an increase in expected claims incurred, but not reported in our locum tenens segment during the six months ended June 30, 2007, partially offset by payments made during the period.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals and corporate employees, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at June 30, 2007 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims. As of June 30, 2007 and December 31, 2006, we had $3.1 million and $2.0 million, respectively, accrued for incurred, but not reported health insurance claims. The increase in the accrual was primarily due to a combination of an increase in the number of plan participants due to the inclusion of corporate employees beginning January 1, 2007 and unfavorable trends in insurance claims paid. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. As of June 30, 2007 and December 31, 2006, we had $9.2 million and $9.3 million, respectively, accrued for workers compensation claims, of which $2.7 million and $2.8 million, respectively, was classified as a current liability.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of June 30, 2007 and December 31, 2006, our allowance for doubtful accounts was $2.7 million and $3.3 million, respectively. The decrease was primarily related to positive trends in our client collections experience.

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

Share-Based Payments

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 2 to the accompanying condensed consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the expected term, dividend yield and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006; however the volatility of our common stock at the date of grant was previously based on a combination of our historical volatility rate and the volatility rate of comparable companies. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model in the future, which could materially affect our net income and earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.5	73.2	74.5	73.2

Gross profit	25.5	26.8	25.5	26.8
Selling, general and administrative	18.2	20.0	18.4	19.4
Depreciation and amortization	1.0	1.0	1.0	1.0

Income from operations	6.3	5.8	6.1	6.4
Interest expense, net	1.1	1.7	1.1	1.6

Income before income taxes	5.2	4.1	5.0	4.8
Income tax expense	2.1	1.3	2.0	1.8

Net income	3.1%	2.8%	3.0%	3.0%

Comparison of Results for the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Revenue.    Revenue increased 13%, to $293.9 million for the three months ended June 30, 2007 from $261.2 million for the same period in 2006, primarily due to an increase in the average number of temporary healthcare professionals on assignment and an increase in average bill rates.

Nurse and allied healthcare staffing segment revenue increased 11%, to $201.3 million for the three months ended June 30, 2007 from $181.5 million for the same period in 2006. Of the $19.8 million increase, $11.9 million was attributable to an increase in the average number of temporary healthcare professionals on assignment, $5.6 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $1.4 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $0.9 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment revenue increased 19%, to $79.9 million for the three months ended June 30, 2007 from $67.0 million for the same period in 2006. Of the $12.9 million increase, $11.1 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended June 30, 2007, and $1.8 million was attributable to a combination of bill rate increases and a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue was $12.7 million for both the three months ended June 30, 2007 and 2006.

Cost of Revenue.    Cost of revenue increased 15%, to $219.0 million for the three months ended June 30, 2007 from $191.2 million for the same period in 2006, primarily due to an increase in compensation provided to our temporary healthcare professionals and an increase in housing costs.

Nurse and allied healthcare staffing segment cost of revenue increased 13%, to $154.4 million for the three months ended June 30, 2007 from $137.0 million for the same period in 2006. Of the $17.4 million increase, $9.0 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $6.7 million was attributable to net increases in compensation, primarily related to wages and housing, provided to our temporary healthcare professionals, $1.2 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $0.5 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment cost of revenue increased 21%, to $59.5 million for the three months ended June 30, 2007 from $49.1 million for the same period in 2006. Of the $10.4 million increase, $8.2 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended June 30, 2007, with the remaining $2.2 million attributable to a combination of an increase in compensation provided to our healthcare professionals and a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue increased 2%, to $5.1 million for the three months ended June 30, 2007 from $5.0 million for the same period in 2006.

Gross Profit.    Gross profit increased 7%, to $75.0 million for the three months ended June 30, 2007 from $70.0 million for the same period in 2006, representing gross margins of 25.5% and 26.8%, respectively. Gross margin by reportable segment for the three months ended June 30, 2007 and 2006 was 23.3% and 24.5% for nurse and allied healthcare staffing, 25.6% and 26.7% for locum tenens staffing and 60.0% and 60.6% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to an increase in housing costs, and the decrease in the locum tenens staffing segment gross margin was primarily attributable to a shift in the mix of physician specialties.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 2%, to $53.5 million for the three months ended June 30, 2007 from $52.4 million for the same period in 2006. The increase was primarily attributable to increases in employee expenses primarily due to increased headcount and additional expenses since the acquisition of Rx Pro Health in May 2007. The increases were partially offset by decreases in professional liability insurance costs, professional services expense, marketing and international recruiting expenses. Selling, general and administrative expenses by reportable segment for the three months ended June 30, 2007 and 2006, respectively, were $35.2 million and $35.0 million for nurse and allied healthcare staffing, $13.5 million and $12.6 million for locum tenens staffing and $4.8 million for both periods for physician permanent placement services.

Depreciation and Amortization Expenses.    Amortization expense was $0.8 million for the three months ended June 30, 2007 and 2006. Depreciation expense increased to $2.1 million for the three months ended June 30, 2007 from $1.7 million for the same period in 2006, with the increase primary attributable to additional internally developed software.

Interest Expense, Net.    Interest expense, net, was $3.1 million for the three months ended June 30, 2007 as compared to $4.3 million for the same period in 2006. The $1.2 million decrease was primarily attributable to lower average debt outstanding balance for the three months ended June 30, 2007 as compared to the same period in 2006.

Income Tax Expense.    Income tax expense increased to $6.2 million for the three months ended June 30, 2007 from $3.5 million for the same period in 2006, reflecting effective income tax rates of 40.2% and 32.7% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to a $0.8 million estimated tax benefit recorded during the three months ended June 30, 2006 from the adjustment of deferred taxes due to enacted Texas tax legislation.

Comparison of Results for the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Revenue.    Revenue increased 12%, to $577.9 million for the six months ended June 30, 2007 from $515.4 million for the same period in 2006, primarily due to an increase in the average number of temporary healthcare professionals on assignment and an increase in average bill rates.

Nurse and allied healthcare staffing segment revenue increased 12%, to $401.3 million for the six months ended June 30, 2007 from $359.2 million for the same period in 2006. Of the $42.1 million increase, $23.4 million was attributable to an increase in the average number of temporary healthcare professionals on assignment, $14.7 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $3.1 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $0.9 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment revenue increased 15%, to $151.3 million for the six months ended June 30, 2007 from $131.5 million for the same period in 2006. Of the $19.8 million increase, $15.1 million was attributable to an increase in the number of days filled by healthcare professionals during the six months ended June 30, 2007, and $4.7 million was attributable to a combination of bill rate increases and a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue increased 2%, to $25.2 million for the six months ended June 30, 2007 from $24.7 million for the same period in 2006.

Cost of Revenue.    Cost of revenue increased 14%, to $430.4 million for the six months ended June 30, 2007 from $377.1 million for the same period in 2006, primarily due to an increase in compensation provided to our temporary healthcare professionals and an increase in housing and health insurance costs.

Nurse and allied healthcare staffing segment cost of revenue increased 14%, to $307.8 million for the six months ended June 30, 2007 from $270.7 million for the same period in 2006. Of the $37.1 million increase, $17.6 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $16.4 million was attributable to net increases in compensation, primarily related to wages, housing and health insurance, provided to our temporary healthcare professionals, $2.6 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $0.5 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment cost of revenue increased 17%, to $112.9 million for the six months ended June 30, 2007 from $96.6 million for the same period in 2006. Of the $16.3 million increase, $11.2 million was attributable to an increase in the number of days filled by healthcare professionals during the six months ended June 30, 2007, with the remaining $5.1 million attributable to an increase in compensation provided to our healthcare professionals and a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue decreased 1%, to $9.7 million for the six months ended June 30, 2007 from $9.8 million for the same period in 2006.

Gross Profit.    Gross profit increased 7%, to $147.5 million for the six months ended June 30, 2007 from $138.3 million for the same period in 2006, representing gross margins of 25.5% and 26.8%, respectively. Gross margin by reportable segment for the six months ended June 30, 2007 and 2006 was 23.3% and 24.6% for nurse and allied healthcare staffing, 25.4% and 26.5% for locum tenens staffing and 61.6% and 60.4% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to an increase in housing costs and health insurance claims, and the decrease in the locum tenens staffing segment gross margin was primarily attributable to a shift in the mix of physician specialties.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6%, to $106.6 million for the six months ended June 30, 2007 from $100.2 million for the same period in 2006. The increase was primarily attributable to increases in employee expenses due to increased headcount, office expenses, stock-based compensation expense and additional expenses since the acquisition of Rx Pro Health in May 2007. The increases were partially offset by decreases in professional liability insurance costs and professional services, marketing and international recruiting expenses. Selling, general and administrative expenses by reportable segment for the six months ended June 30, 2007 and 2006, respectively, were $69.8 million and $65.4 million for nurse and allied healthcare staffing, $27.5 million and $25.3 million for locum tenens staffing and $9.3 million and $9.5 million for physician permanent placement services.

Depreciation and Amortization Expenses.    Amortization expense increased to $1.6 million for the six months ended June 30, 2007 from $1.5 million for the same period in 2006. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of Rx Pro Health in May 2007. Depreciation expense increased to $3.9 million for the six months ended June 30, 2007 from $3.5 million for the same period in 2006, with the increase primary attributable to additional internally developed software.

Interest Expense, Net.    Interest expense, net, was $6.5 million for the six months ended June 30, 2007 as compared to $8.5 million for the same period in 2006. The $2.0 million decrease was primarily attributable to lower average debt outstanding balance for the six months ended June 30, 2007 as compared to the same period in 2006, and additional imputed interest expense recorded in six months ended June 30, 2006 related to the acquisition of MHA.

Income Tax Expense.    Income tax expense increased to $11.5 million for the six months ended June 30, 2007 from $9.0 million for the same period in 2006, reflecting effective income tax rates of 39.8% and 36.6% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to a $0.8 million estimated tax benefit recorded during the six months ended June 30, 2006 from the adjustment of deferred taxes due to enacted Texas tax legislation.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2007, $167.3 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At June 30, 2007, our days sales outstanding (“DSO”) was 60 days. At June 30, 2006, our DSO was 55 days and at December 31, 2006, our DSO was 63 days. The increase in DSO compared to June 30, 2006 was due in part to delays in our cash receipt cycle as a result of an increase in the number of our nurse and allied healthcare clients utilizing vendor management arrangements. The decrease in DSO compared to December 31, 2006 was due primarily to an improvement in collection efforts during the six months ended June 30, 2007. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $8.6 million from $42.1 million in the six months ended June 30, 2006 to $33.5 million in the six months ended June 30, 2007. This decrease in net cash provided by operations was primarily driven by decreases in accrued compensation and benefits, accounts payable and other accrued expenses, increases in prepaid expenses, deposits and other assets, partially offset by income tax related increases and increased earnings during the six months ended June 30, 2007.

Investing Activities:

Our business acquisition expenditures were $5.5 million during the six months ended June 30, 2007, compared to $36.0 million during the six months ended June 30, 2006, the majority of which related to the cash portion of the earnout payment for our November 2005 acquisition of MHA. Of the $5.5 million of expenditures during the six months ended June 30, 2007, we paid $5.2 million cash consideration for the acquisition of Rx Pro Health in May 2007, which was paid with cash provided by operations. The remaining $0.3 million related to transaction costs incurred for the acquisition.

We continue to have relatively low capital investment requirements. Capital expenditures were $4.6 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively. For the first six months of 2007, our capital expenditures were $3.6 million for purchased and internally developed software and $1.0 million for computers, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the six months ended June 30, 2007.

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

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments. In March and June 2007, we made the quarterly principal amortization payments of $2.3 million each, which were reduced from the original contractual amount due to the application of the previous voluntary prepayments.

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

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.50 to 1.00 for the fiscal quarter ending June 30, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending June 30, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at June 30, 2007.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. As of June 30, 2007, we maintained five interest rate swap agreements with notional amounts totaling $105 million. We pay fixed rates ranging from 4.09% to 4.95% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning September 2007 through December 2009, and no initial investments were made to enter into these agreements.

At June 30, 2007 and December 31, 2006, the interest rate swap agreements had a fair value of $0.6 million and $0.5 million, respectively, which is included in other assets in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of June 30, 2007 and December 31, 2006, our credit facility also served to collateralize certain letters of credit aggregating $18.0 million and $19.5 million, respectively, issued by us in the normal course of business.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our hospital, healthcare facility and other clients and due to the seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157 is also adopted. We are required to adopt SFAS No. 159 beginning January 1, 2008, and we do not expect the adoption will have a material effect on our consolidated financial statements.

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

•	our ability to demonstrate the value of our services to our healthcare and facility clients;

•	our ability to maintain and enhance the brand identities we have developed, at reasonable costs;

•	changes in the timing of hospital, healthcare facility and physician practice group clients’ orders for temporary healthcare professionals;

•	the general level of patient occupancy at our hospital and healthcare facility clients’ facilities;

•	the overall level of demand for services offered by temporary and permanent healthcare staffing providers;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•

our ability to successfully design our strategic growth, acquisition and integration strategies, and to implement those strategies, including integration of acquired companies’ accounting, management information, human resource and other administrative systems, and implementation or remediation of controls, procedures and policies at acquired companies;

•	our ability to leverage our cost structure;

•

access to and undisrupted performance of our management information and communication systems, including use of the Internet, and our candidate and client databases and payroll and billing software systems;

•	our ability to keep our web sites operational at a reasonable cost and without service interruptions;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulations;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the impact on our earnings related to share-based payment awards due to changes in accounting rules;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

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

During 2007 and 2006, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.0 million and $1.1 million during the six months ended June 30, 2007 and 2006, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million and $0.2 million during the six months ended June 30, 2007 and 2006, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Common Stock Repurchase

On July 10, 2007, we announced that we intend to repurchase up to 1 million shares of our outstanding common stock in the open market commencing in the third quarter of 2007.

Nurse Staffing President

On August 1, 2007, we entered into an agreement to employ Mr. Ralph Henderson as the President, Nurse Staffing Division of AMN Healthcare, with an anticipated start date of September 4, 2007. From 1995 until prior to joining our company, Mr. Henderson was employed by Spherion Inc., most recently as Senior Vice President, Group Executive, where he was responsible for operational and financial leadership of Spherion’s Commercial Staffing Division.

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

Date: August 8, 2007

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007

/S/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)