Form 10-Q
period 2007-09-30
AMN HEALTHCARE SERVICES INC
filed 2007-11-08
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007, there were 33,827,921 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

P ART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,170	$4,422
Accounts receivable, net of allowance of $2,874 and $3,250 at September 30, 2007 and December 31, 2006, respectively	194,694	192,716
Prepaid expenses	10,665	10,452
Deferred income taxes, net	24,763	26,275
Other current assets	2,014	1,990

Total current assets	238,306	235,855
Fixed assets, net	24,159	23,236
Deposits and other assets	11,441	10,255
Goodwill, net	243,680	240,719
Intangible assets, net	114,484	112,116

Total assets	$632,070	$622,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$10,353
Accounts payable and accrued expenses	21,930	20,273
Accrued compensation and benefits	44,881	42,585
Income taxes payable	6,294	2,727
Current portion of notes payable	17,217	12,901
Deferred revenue	7,364	6,397
Other current liabilities	26,007	25,731

Total current liabilities	123,693	120,967
Notes payable, less current portion	139,890	160,479
Deferred income taxes, net	67,723	69,365
Other long-term liabilities	35,700	26,824

Total liabilities	367,006	377,635

Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,443 and 45,199 shares issued at September 30, 2007 and December 31, 2006, respectively	454	452
Additional paid-in capital	394,656	382,098
Treasury stock, at cost (11,615 and 10,615 shares at September 30, 2007 and December 31, 2006, respectively)	(201,692)	(183,182)
Retained earnings	72,032	45,036
Accumulated other comprehensive income (loss)	(386)	142

Total stockholders’ equity	265,064	244,546

Total liabilities and stockholders’ equity	$632,070	$622,181

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$300,267	$282,728	$878,123	$798,169
Cost of revenue	220,529	206,036	650,921	583,154

Gross profit	79,738	76,692	227,202	215,015

Operating expenses:
Selling, general and administrative	55,769	54,071	162,340	154,316
Depreciation and amortization	2,979	2,638	8,465	7,628

Total operating expenses	58,748	56,709	170,805	161,944

Income from operations	20,990	19,983	56,397	53,071
Interest expense, net	3,071	4,174	9,529	12,666

Income before income taxes	17,919	15,809	46,868	40,405
Income tax expense	7,831	6,337	19,340	15,361

Net income	$10,088	$9,472	$27,528	$25,044

Net income per common share:
Basic	$0.29	$0.29	$0.80	$0.78

Diluted	$0.29	$0.28	$0.78	$0.73

Weighted average common shares outstanding:
Basic	34,328	32,453	34,562	32,146

Diluted	34,745	33,995	35,098	34,313

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2007

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2006	45,199	$452	$382,098	$(183,182)	$45,036	$142	$244,546
Repurchase of common stock into treasury	—	—	—	(18,510)	—	—	(18,510)
Stock options and stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested	244	2	2,223	—	—	—	2,225
Income tax benefit from stock options and SARs exercised and RSUs vested	—	—	4,115	—	—	—	4,115
Stock-based compensation	—	—	6,220	—	—	—	6,220
Adoption of Financial Accounting Standards Board interpretation No. 48 (FIN 48)	—	—	—	—	(532)	—	(532)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	18	18
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(546)	(546)
Net income	—	—	—	—	27,528	—	27,528

Total comprehensive income							27,000

Balance, September 30, 2007	45,443	$454	$394,656	$(201,692)	$72,032	$(386)	$265,064

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,528	$25,044
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	8,465	7,628
Provision for bad debts	2,124	2,122
Non-cash interest expense	1,236	2,647
Provision for deferred income taxes	2,620	12,662
Non-cash stock-based compensation	6,220	5,015
Excess tax benefit from stock options and SARs exercised and RSUs vested	(3,303)	(6,575)
Loss on disposal or sale of fixed assets	29	54
Changes in assets and liabilities:
Accounts receivable	(2,853)	(27,606)
Prepaid expenses and other current assets	(468)	1,181
Deposits and other assets	(2,358)	3,049
Accounts payable and accrued expenses	1,421	3,490
Accrued compensation and benefits	1,872	10,959
Income taxes payable	8,878	3,494
Other liabilities	2,899	2,784

Net cash provided by operating activities	54,310	45,948

Cash flows from investing activities:
Purchase and development of fixed assets	(6,491)	(6,717)
Cash paid for acquisition, net of cash received	(5,482)	(35,963)

Net cash used in investing activities	(11,973)	(42,680)

Cash flows from financing activities:
Capital lease repayments	(472)	(367)
Proceeds from issuance of notes payable	—	30,000
Payments on notes payable	(16,703)	(35,960)
Payment of financing costs	—	(330)
Repurchase of common stock	(18,510)	(37,534)
Proceeds from exercise of equity awards	2,225	18,140
Excess tax benefit from stock options and SARs exercised and RSUs vested	3,303	6,575
Change in bank overdraft	(10,450)	692

Net cash used in financing activities	(40,607)	(18,784)

Effect of exchange rate changes on cash	18	(83)

Net increase (decrease) in cash and cash equivalents	1,748	(15,599)
Cash and cash equivalents at beginning of period	4,422	19,110

Cash and cash equivalents at end of period	$6,170	$3,511

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $180 and $50 capitalized during the nine months ended September 30, 2007 and 2006, respectively)	$8,973	$10,659

Cash paid (received) for income taxes	$7,835	$(896)

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$200	$793

Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$(528)	$219

Issuance of treasury stock for acquisition earnout	$—	$10,660

Fair value of assets acquired in acquisition, net of cash received	$1,493	$—
Goodwill	2,742
Intangible assets	4,909	—
Liabilities assumed	(1,421)	—
Deferred tax liability	(2,241)	—

Net cash paid for acquisitions	$5,482	$—

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

Certain amounts in the condensed consolidated financial statements for the nine months ended September 30, 2006 have been reclassified to conform to the nine months ended September 30, 2007 presentation.

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

On April 18, 2007, the Company amended the AMN Healthcare Equity Plan (“Equity Plan”), with stockholder approval, to increase the number of shares authorized under the plan by 3,000,000 (plus shares forfeited under the Company’s Stock Option Plan). For the nine months ended September 30, 2007, 427,000 stock appreciation rights (“SARs”) and 268,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs typically vest ratably over a three year period, with about one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. The Equity Plan expires on the tenth anniversary of the effective date.

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

Stock-based compensation expense for the nine months ended September 30, 2007 and September 30, 2006 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions (annualized percentages):

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected term	3.8 years	4.5 years
Risk-free interest rate	4.5%	5.1%
Volatility	31%	46%
Dividend yield	0%	0%

The weighted average grant date fair value of the 427,000 SARs granted during the nine months ended September 30, 2007 was $7.41 per SAR, and the weighted average grant date fair value of SARs granted during the nine months ended September 30, 2006 was $8.04 per SAR. As of September 30, 2007, there was $7.4 million of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.8 years.

The following table summarizes stock options and SARs activity for the nine months ended September 30, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,964	$15.93
Granted	427	$24.47
Exercised	(229)	$12.82
Cancelled/forfeited/expired	(49)	$19.52

Outstanding at September 30, 2007	3,113	$17.27	7.0	$4,544

Exercisable at September 30, 2007	1,845	$16.47	6.1	$4,167

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $24.35 per RSU for the 268,000 RSUs granted during the nine months ended September 30, 2007. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSUs activity for non-vested awards for the nine months ended September 30, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2007	255	$18.08
Granted	268	$24.35
Vested	(84)	$18.04
Cancelled/forfeited/expired	(16)	$21.66

Unvested at September 30, 2007	423	$21.93

As of September 30, 2007, there was $7.7 million of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.3 years.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and nine month periods ended September 30, 2007 and 2006, in accordance with SFAS No. 123R (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based employee compensation, before tax	$2,266	$1,857	$6,220	$5,015
Related income tax benefit	(990)	(744)	(2,563)	(1,873)

Stock-based employee compensation, net of tax	$1,276	$1,113	$3,657	$3,142

For the nine months ended September 30, 2007 and 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $3,303,000 and $6,575,000, respectively, for excess tax benefits related to equity awards exercised and vested during the period.

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock-based equity instruments.

Common stock-based equity instrument equivalents of 1,488,000 and 2,120,000 shares for the three and nine month periods ended September 30, 2007, respectively, and 902,000 and 1,126,000 shares for the three and nine month periods ended September 30, 2006, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$10,088	$9,472	$27,528	$25,044

Weighted average common shares outstanding—basic	34,328	32,453	34,562	32,146

Net income per common share—basic	$0.29	$0.29	$0.80	$0.78

Weighted average common shares outstanding—basic	34,328	32,453	34,562	32,146
Plus dilutive equity instruments	417	1,542	536	2,167

Weighted average common shares outstanding—diluted	34,745	33,995	35,098	34,313

Net income per common share—diluted	$0.29	$0.28	$0.78	$0.73

4.	COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting of comprehensive income and its components. Comprehensive income (loss) includes net income, net gains and losses on derivative contracts and foreign currency translation adjustments. For the three months ended September 30, 2007 and 2006, comprehensive income was $9,533,000 and $7,818,000 and included a ($559,000) and ($1,585,000) unrealized loss on interest rate swap arrangements, net of tax, and a $4,000 and ($69,000) foreign currency translation adjustment gain (loss), respectively. For the nine months ended September 30, 2007 and 2006, comprehensive income was $27,000,000 and $25,263,000 and included a ($546,000) and $302,000 unrealized gain (loss) on interest rate swap arrangements, net of tax, respectively, and a $18,000 and ($83,000) foreign currency translation adjustment gain (loss), respectively.

5.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2007 and December 31, 2006, the Company had the following intangible assets (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$1,890	$(646)	$1,244	$1,600	$(372)	$1,228
Customer relationships	34,100	(4,502)	29,598	32,000	(2,653)	29,347
Tradenames and trademarks	2,711	(487)	2,224	1,200	(279)	921
Noncompete agreements	1,110	(386)	724	950	(230)	720
Acquired technology	800	(58)	742	—	—	—
Online courses	59	(7)	52	—	—	—

	$40,670	$(6,086)	$34,584	$35,750	$(3,534)	$32,216

Intangible assets not subject to amortization:
Goodwill (1)	$254,132	$(10,452)	$243,680	$251,171	$(10,452)	$240,719
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$334,032	$(10,452)	$323,580	$331,071	$(10,452)	$320,619

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The carrying amount of goodwill was $243,680,000 and $240,719,000 as of September 30, 2007 and December 31, 2006, respectively. Of the $3.0 million increase in goodwill, $2.7 million was related to the acquisition of Lifework, Inc. and its wholly-owned subsidiaries (“Rx Pro Health”) in May 2007, and the remainder was related to the tax related purchase accounting adjustments recorded during the three months ended March 31, 2007.

Aggregate amortization expense for the intangible assets presented in the above table was $959,000 and $761,000 for the three months ended September 30, 2007 and 2006, respectively and $2,552,000 and $2,294,000 for the nine months ended September 30, 2007 and 2006, respectively. Estimated future aggregate amortization expense of intangible assets as of September 30, 2007 is as follows (in thousands):

Amount
Three months ending December 31, 2007	$949
Year ending December 31, 2008	3,796
Year ending December 31, 2009	3,787
Year ending December 31, 2010	3,591
Year ending December 31, 2011	2,923
Thereafter	19,538

$34,584

6.	SEGMENT INFORMATION

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Nurse and allied healthcare staffing	$204,083	$201,925	$605,380	$561,122
Locum tenens staffing	83,004	68,491	234,346	199,992
Physician permanent placement services	13,180	12,312	38,397	37,055

	$300,267	$282,728	$878,123	$798,169

Segment Operating Income
Nurse and allied healthcare staffing	$15,674	$16,104	$43,040	$42,228
Locum tenens staffing	7,555	4,800	18,613	14,418
Physician permanent placement services	3,006	3,574	9,429	9,068

	26,235	24,478	71,082	65,714
Depreciation and amortization	2,979	2,638	8,465	7,628
Non-cash stock-based compensation	2,266	1,857	6,220	5,015
Interest expense, net	3,071	4,174	9,529	12,666

Income before income taxes	$17,919	$15,809	$46,868	$40,405

7.	ACQUISITION

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation, the Company recognized an increase of $532,000 to reserves for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption, the liability for income taxes associated with uncertain tax positions totaled $6,172,000, including interest and penalties. If recognized, approximately $3,290,000 of the $6,172,000 FIN 48 liability would affect the Company’s effective tax rate, and the remaining $2,882,000 would be treated as a reduction to goodwill. Of the total liability of $6,172,000, $3,531,000 relates to uncertain tax positions taken in fiscal years resulting in net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset. In conjunction with adoption of FIN 48, the Company also reclassified the FIN 48 liabilities from income taxes payable to other long-term liabilities. The Company is projecting that it will fully utilize the net operating losses in fiscal 2007. In addition, the Company has sufficient taxable income through September 30, 2007 to fully utilize its net operating losses. Therefore, this $3,531,000 of uncertain tax positions has been recorded to the FIN 48 liability and no longer results in a reduction to the deferred tax asset at September 30, 2007. The total FIN 48 liability is $6,804,000 as of September 30, 2007.

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

The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.

9.	STOCK REPURCHASE

During August 2007, the Company repurchased 1 million shares of its common stock at an average price of $18.48 per share, resulting in an aggregate purchase price of $18.5 million.

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

Overview

We are the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse staffing services, locum tenens (temporary physician staffing) and physician permanent placement services and a leading provider of allied healthcare professionals, we recruit physicians, nurses, and allied healthcare professionals (our “healthcare professionals”) nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics and pharmacies throughout the United States.

For the three months ended September 30, 2007, we recorded revenue of $300.3 million, as compared to revenue of $282.7 million for the three months ended September 30, 2006. We recorded net income of $10.1 million for the three months ended September 30, 2007, as compared to net income of $9.5 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded revenue of $878.1 million, as compared to revenue of $798.2 million for the nine months ended September 30, 2006. We recorded net income of $27.5 million for the nine months ended September 30, 2007, as compared to net income of $25.0 million for the nine months ended September 30, 2006.

Our staffing services are marketed primarily to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands that include American Mobile Healthcare®, Medical ExpressSM, NurseChoice®, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, Rx Pro HealthSM, RN Demand®, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strength and brand reputation.

At the end of September 30, 2007, we had healthcare professionals on assignment at over 2,000 different clients. We provide services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services to healthcare professionals under the brand names Med Travelers and Rx Pro Health, the pharmacy staffing company that we acquired in May 2007.

Our clients utilize our temporary healthcare staffing services to cost-effectively manage both short-term and long-term shortages in their staff due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, seasonal patient census variations and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe our hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of skilled temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

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

Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer temporary positions typically in all 50 states and in a variety of work environments and clinical settings. In addition, we provide our temporary healthcare professionals with an attractive benefit package that may include free or subsidized housing, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance, and, for employed professionals, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our thousands of current and former healthcare professionals.

The physician permanent placement market has strong growth potential due to client demand for physicians that enable our clients to generate revenue. Physicians are significant drivers of revenue, influencing many hospitals, healthcare facilities and physician practice groups to devote the resources necessary to recruit them. While this demand creates significant competition for a limited supply of physicians, our national reach and brand recognition positions us well in this environment.

This demand and the significant overlap of clients seeking both temporary and permanent placement services provide us an opportunity to cross-sell these complementary physician staffing services.

Recent Trends

According to Staffing Industry Analysts, the U. S. temporary healthcare staffing industry revenues is expected to grow by 7% in 2007 to $11.4 billion. The industry revenue estimates for the markets in which we provide temporary healthcare staffing services are travel nursing ($2.5 billion market), locum tenens ($1.6 billion market) and allied healthcare ($3.2 billion market).

Our nurse and allied healthcare staffing segment, the Company’s largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. We are currently experiencing a lessening of demand in certain key regions, such as California, and specialties as reported generally in the industry, which has been partially offset by increased demand in other parts of the country. The lower demand that we are currently experiencing in certain states is being driven by several factors, such as relatively flat anticipated hospital admission levels, the aggressive hiring of new graduates and efforts by hospitals to increase efforts on recruiting permanent labor.

Notwithstanding the moderation in demand, our supply of healthcare professionals continues to be constrained relative to the demands of our healthcare facility clients. Internationally trained nurses represent an important supply channel, comprising roughly 15% of newly licensed nurses. We recruit nurses from international channels through our O’Grady Peyton International (OGP Int’l) brand to meet our facility clients’ long-term staffing needs. Currently, revenue from OGP Int’l is roughly 5% of our consolidated revenue. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Effectively, since late 2006, there have been no permanent immigrant visas available for nurses overseas as a result of these quotas, which could gradually limit our ability to place any new international travelers on assignment.

In addition to these demand and supply dynamics, we have experienced fluctuations in direct costs this year associated with the placement of temporary nurse and allied professionals, due in part to housing and health insurance costs.

Locum tenens physicians are used by hospitals, healthcare facilities and physician practice groups to fill temporary vacancies created by vacations and leave schedules, and increasingly, to bridge the staffing gap while these clients seek permanent candidates. Staffing Industry Analysts estimates the locum tenens market to be the fastest-growing segment of the healthcare staffing industry. The demand environment for locum tenens services continues to be strong, and socioeconomic factors, such as increased physician emphasis on job and lifestyle flexibility, suggest a growing number of physicians are embracing locum tenens as a practice style.

The physician permanent placement services segment also continues to experience a strong demand environment that has driven growth in this segment of our business over the past year. As with our locum tenens business, the supply of physicians is insufficient to meet the demands of our clients seeking a physician to join their practice or staff.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill and other indefinite lived intangible assets resulting from our past acquisitions. Commencing with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses each year to assess the recoverability of the goodwill and other indefinite lived intangible assets, in accordance with the provisions of SFAS No. 142. We performed the most recent annual impairment test on October 31, 2006 and determined there was no impairment. As of September 30, 2007, we performed an impairment test on our OGP Int’l reporting unit under our nurse and allied healthcare staffing segment due to the fact that there are currently no permanent immigrant visas available for nurses overseas, which could potentially impact the future revenue of this reporting unit. As a result of the test, we concluded no impairment exists as of September 30, 2007 for our OGP Int’l reporting unit. Other than the OGP Int’l reporting unit, no events have occurred subsequent to October 31, 2006 that indicate impairment may have occurred on the rest of the reporting units.

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

If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. As of September 30, 2007 and December 31, 2006, we had $243.7 million and $240.7 million, respectively, of goodwill, net of accumulated amortization, and $114.5 million and $112.1 million, respectively, of net intangible assets recorded on our consolidated balance sheets. The increases in goodwill and intangible assets were primarily due to the acquisition of Lifework, Inc. and its wholly-owned subsidiaries (“Rx Pro Health”) in May 2007.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, with reserves for reported claims based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, we obtain updated actuarial studies on a regular basis that primarily utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims. As of September 30, 2007 and December 31, 2006, we had $16.5 million and $14.5 million, respectively, accrued for professional liability retention, of which $2.4 million and $2.0 million, respectively, was classified as a current liability. The increase in the professional liability accrual was primarily related to an increase in expected claims incurred, but not reported in our locum tenens segment during the nine months ended September 30, 2007, partially offset by payments made during the period.

Self-Insured Health Insurance Claims Reserve

We maintain an accrual for incurred, but not reported, claims arising from self-insured health benefits we provide to our temporary nurse and allied healthcare professionals and corporate employees, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual at September 30, 2007 was based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims. As of September 30, 2007 and December 31, 2006, we had $3.5 million and $2.0 million, respectively, accrued for incurred, but not reported health insurance claims. The increase in the accrual was primarily due to a combination of an increase in the number of plan participants due to the inclusion of corporate employees beginning January 1, 2007 and unfavorable trends in insurance claims paid. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability for reported claims and incurred, but not reported, claims. We had $9.3 million accrued for workers compensation claims at each of September 30, 2007 and December 31, 2006, of which $2.7 million and $2.8 million, respectively, was classified as a current liability.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided. As of September 30, 2007 and December 31, 2006, our allowance for doubtful accounts was $2.9 million and $3.3 million, respectively. The decrease was primarily related to positive trends in our client collections experience.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.4	72.9	74.1	73.1

Gross profit	26.6	27.1	25.9	26.9
Selling, general and administrative	18.6	19.1	18.5	19.3
Depreciation and amortization	1.0	0.9	1.0	1.0

Income from operations	7.0	7.1	6.4	6.6
Interest expense, net	1.0	1.5	1.1	1.6

Income before income taxes	6.0	5.6	5.3	5.0
Income tax expense	2.6	2.2	2.2	1.9

Net income	3.4%	3.4%	3.1%	3.1%

Comparison of Results for the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Revenue. Revenue increased 6%, to $300.3 million for the three months ended September 30, 2007 from $282.7 million for the same period in 2006, primarily due to an increase in the number of days filled by healthcare professionals in the locum tenens staffing segment and an increase in average bill rates.

Nurse and allied healthcare staffing segment revenue increased 1%, to $204.1 million for the three months ended September 30, 2007 from $201.9 million for the same period in 2006. Of the $2.2 million increase, $4.1 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $1.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $2.5 million was attributable to the acquisition of Rx Pro Health in May 2007. The increases were partially offset by a $5.4 million decrease attributable to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment revenue increased 21%, to $83.0 million for the three months ended September 30, 2007 from $68.5 million for the same period in 2006. Of the $14.5 million increase, $7.9 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended September 30, 2007, and $6.6 million was attributable to a combination of bill rate increases and a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue increased 7%, to $13.2 million for the three months ended September 30, 2007 from $12.3 million for the same period in 2006.

Cost of Revenue. Cost of revenue increased 7%, to $220.5 million for the three months ended September 30, 2007 from $206.0 million for the same period in 2006, primarily due to an increase in the number of days filled by healthcare professionals in the locum tenens staffing segment and an increase in housing and health insurance costs in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 3%, to $154.7 million for the three months ended September 30, 2007 from $150.7 million for the same period in 2006. Of the $4.0 million increase, $6.0 million was attributable to net increases in compensation, primarily related to wages, housing and health insurance costs provided to our temporary healthcare professionals, $0.8 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $1.3 million was attributable to the acquisition of Rx Pro Health in May 2007. The increases were partially offset by a $4.1 million decrease attributable to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 20%, to $60.6 million for the three months ended September 30, 2007 from $50.5 million for the same period in 2006. Of the $10.1 million increase, $5.9 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended September 30, 2007, with the remaining $4.2 million attributable to a combination of an increase in compensation provided to our healthcare professionals and a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue increased 8%, to $5.2 million for the three months ended September 30, 2007 from $4.8 million for the same period in 2006.

Gross Profit. Gross profit increased 4%, to $79.7 million for the three months ended September 30, 2007 from $76.7 million for the same period in 2006, representing gross margins of 26.6% and 27.1%, respectively. Gross margin by reportable segment for the three months ended September 30, 2007 and 2006 was 24.2% and 25.4% for nurse and allied healthcare staffing, 27.0% and 26.2% for locum tenens staffing and 60.2% and 60.7% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to an increase in housing costs, and the increase in the locum tenens staffing segment gross margin was primarily attributable to bill rate increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3%, to $55.8 million for the three months ended September 30, 2007 from $54.1 million for the same period in 2006. The increase was primarily attributable to increases in professional liability insurance costs, stock-based compensation expense and additional expenses since the acquisition of Rx Pro Health in May 2007. The increases were partially offset by decreases in professional services expense, travel and marketing expenses. Selling, general and administrative expenses by reportable segment for the three months ended September 30, 2007 and 2006, respectively, were $35.7 million and $36.9 million for nurse and allied healthcare staffing, $15.0 million and $13.2 million for locum tenens staffing and $5.1 million and $4.0 million for physician permanent placement services.

Depreciation and Amortization Expenses. Amortization expense increased 25%, to $1.0 million for the three months ended September 30, 2007 from $0.8 million for the same period in 2006, with the increase primarily attributable to the amortization of identifiable amortizable intangible assets acquired through the acquisition of Rx Pro Health in May 2007. Depreciation expense increased to $2.0 million for the three months ended September 30, 2007 from $1.8 million for the same period in 2006, with the increase primary attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $3.1 million for the three months ended September 30, 2007 as compared to $4.2 million for the same period in 2006. The $1.1 million decrease was primarily attributable to lower average debt outstanding balance for the three months ended September 30, 2007 as compared to the same period in 2006.

Income Tax Expense. Income tax expense increased to $7.8 million for the three months ended September 30, 2007 from $6.3 million for the same period in 2006, reflecting effective income tax rates of 43.7% and 40.1% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to a $0.6 million income tax related reserve adjustment recorded during three months ended September 30, 2007.

Comparison of Results for the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenue. Revenue increased 10%, to $878.1 million for the nine months ended September 30, 2007 from $798.2 million for the same period in 2006, primarily due to an increase in the average number of temporary healthcare professionals on assignment and an increase in average bill rates.

Nurse and allied healthcare staffing segment revenue increased 8%, to $605.4 million for the nine months ended September 30, 2007 from $561.1 million for the same period in 2006. Of the $44.3 million increase, $19.4 million was attributable to an increase in the average number of temporary healthcare professionals on assignment, $17.3 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $4.2 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $3.4 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment revenue increased 17%, to $234.3 million for the nine months ended September 30, 2007 from $200.0 million for the same period in 2006. Of the $34.3 million increase, $23.1 million was attributable to an increase in the number of days filled by healthcare professionals during the nine months ended September 30, 2007, and $11.2 million was attributable to a combination of bill rate increases and a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue increased 4%, to $38.4 million for the nine months ended September 30, 2007 from $37.1 million for the same period in 2006.

Cost of Revenue. Cost of revenue increased 12%, to $650.9 million for the nine months ended September 30, 2007 from $583.2 million for the same period in 2006, primarily due to an increase in compensation provided to our temporary healthcare professionals and an increase in housing and health insurance costs.

Nurse and allied healthcare staffing segment cost of revenue increased 10%, to $462.5 million for the nine months ended September 30, 2007 from $421.3 million for the same period in 2006. Of the $41.2 million increase, $21.4 million was attributable to net increases in compensation, primarily related to wages, housing and health insurance, provided to our temporary healthcare professionals, $14.6 million was attributable to the increase in the average number of temporary healthcare professionals on assignment, $3.4 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $1.8 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment cost of revenue increased 18%, to $173.4 million for the nine months ended September 30, 2007 from $147.2 million for the same period in 2006. Of the $26.2 million increase, $16.7 million was attributable to an increase in the number of days filled by healthcare professionals during the nine months ended September 30, 2007, with the remaining $9.5 million attributable to an increase in compensation provided to our healthcare professionals and a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue increased 2%, to $15.0 million for the nine months ended September 30, 2007 from $14.7 million for the same period in 2006.

Gross Profit. Gross profit increased 6%, to $227.2 million for the nine months ended September 30, 2007 from $215.0 million for the same period in 2006, representing gross margins of 25.9% and 26.9%, respectively. Gross margin by reportable segment for the nine months ended September 30, 2007 and 2006 was 23.6% and 24.9% for nurse and allied healthcare staffing, 26.0% and 26.4% for locum tenens staffing and 61.1% and 60.5% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to an increase in housing costs and health insurance claims, and the decrease in the locum tenens staffing segment gross margin was primarily attributable to an increase in compensation provided to our temporary healthcare professionals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5%, to $162.3 million for the nine months ended September 30, 2007 from $154.3 million for the same period in 2006. The increase was primarily attributable to increases in employee expenses due to increased headcount, office expenses, stock-based compensation expense and additional expenses since the acquisition of Rx Pro Health in May 2007. The increases were partially offset by decreases in professional liability insurance costs, professional services, travel and marketing expenses. Selling, general and administrative expenses by reportable segment for the nine months ended September 30, 2007 and 2006, respectively, were $105.4 million and $102.3 million for nurse and allied healthcare staffing, $42.5 million and $38.5 million for locum tenens staffing and $14.4 million and $13.5 million for physician permanent placement services.

Depreciation and Amortization Expenses. Amortization expense increased to $2.6 million for the nine months ended September 30, 2007 from $2.3 million for the same period in 2006. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of Rx Pro Health in May 2007. Depreciation expense increased to $5.9 million for the nine months ended September 30, 2007 from $5.3 million for the same period in 2006, with the increase primary attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $9.5 million for the nine months ended September 30, 2007 as compared to $12.7 million for the same period in 2006. The $3.2 million decrease was primarily attributable to lower average debt outstanding balance for the nine months ended September 30, 2007 as compared to the same period in 2006, and additional imputed interest expense recorded in the nine months ended September 30, 2006 related to the acquisition of the MHA Group, Inc.

Income Tax Expense. Income tax expense increased to $19.3 million for the nine months ended September 30, 2007 from $15.4 million for the same period in 2006, reflecting effective income tax rates of 41.3% and 38.0% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to a $0.8 million estimated tax benefit recorded during the nine months ended September 30, 2006 from the adjustment of deferred taxes due to enacted Texas tax legislation and a $0.6 million income tax related reserve adjustment recorded during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At September 30, 2007, $157.1 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At September 30, 2007, our days sales outstanding (“DSO”) was 60 days. At September 30, 2006, our DSO was 59 days and at December 31, 2006, our DSO was 63 days. The increase in DSO compared to September 30, 2006 was due in part to delays in our cash receipt cycle as a result of an increase in the number of our nurse and allied healthcare clients utilizing vendor management arrangements. The decrease in DSO compared to December 31, 2006 was due primarily to an improvement in collection efforts during the nine months ended September 30, 2007. Our principal sources of cash to fund our working capital needs are cash generated from operating activities. Net cash provided by operations increased $8.4 million from $45.9 million in the nine months ended September 30, 2006 to $54.3 million in the nine months ended September 30, 2007. This increase in net cash provided by operations was primarily driven by increased earnings and cash collected on accounts receivable during the nine months ended September 30, 2007, partially offset by income tax related decreases and decreases in accrued compensation and benefits, accounts payable and other accrued expenses, increases in prepaid expenses, deposits and other assets.

Investing Activities:

Our business acquisition expenditures were $5.5 million during the nine months ended September 30, 2007, compared to $36.0 million during the nine months ended September 30, 2006, the majority of which related to the cash portion of the earnout payment for our November 2005 acquisition of MHA. Of the $5.5 million of expenditures during the nine months ended September 30, 2007, we paid $5.2 million cash consideration for the acquisition of Rx Pro Health in May 2007, which was paid with cash provided by operations. The remaining $0.3 million related to transaction costs incurred for the acquisition.

We continue to have relatively low capital investment requirements. Capital expenditures were $6.5 million and $6.7 million for the nine months ended September 30, 2007 and 2006, respectively. For the first nine months of 2007, our capital expenditures were $5.2 million for purchased and internally developed software and $1.3 million for computers, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the nine months ended September 30, 2007.

Financing Activities:

Our credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a $235.0 million secured term loan facility maturing in November 2011. The secured term loan facility was used primarily to fund our acquisition of MHA in November 2005, pay off then-existing borrowings, and repurchase shares of our common stock in May 2006. On July 6, 2007, we entered into a Second Amendment (the “Second Amendment”) to our Credit Agreement. The Second Amendment provided that we may repurchase our common stock in an aggregate cash amount not to exceed $25 million, provided that no default or event of default exists either before or after giving effect to such restricted payment and such repurchase occurs on or before September 30, 2007. We completed the repurchase of 1 million shares at an average purchase price of $18.48 per share during August 2007, resulting in an aggregate purchase price of $18.5 million.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.5% and 0.375% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. We paid off the $1.6 million outstanding revolving credit balance during the three months ended March 31, 2007.

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments. In September 2007, we made a voluntary prepayment of $8 million, which was applied ratably to the remaining quarterly amortization payments. In connection with the voluntary payment, we wrote off $0.1 million of deferred financing costs, which were recorded in interest expense. In March, June and September 2007, we made the quarterly principal amortization payments of $2.3 million, $2.3 million and $2.2 million, respectively. The September amortization payment was reduced due to the application of the recent voluntary prepayment.

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

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.25 to 1.00 for the fiscal quarter ending September 30, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending September 30, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at September 30, 2007.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. As of September 30, 2007, we maintained four interest rate swap agreements with notional amounts totaling $90 million. We pay fixed rates ranging from 4.82% to 4.95% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning December 2007 through December 2009, and no initial investments were made to enter into these agreements.

At September 30, 2007 and December 31, 2006, the interest rate swap agreements had a fair value of ($0.4) million and $0.5 million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of September 30, 2007 and December 31, 2006, our credit facility also served to collateralize certain letters of credit aggregating $20.0 million and $19.5 million, respectively, issued by us in the normal course of business.

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

During 2007 and 2006, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.4 million and $1.7 million during the nine months ended September 30, 2007 and 2006, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million and $0.3 million during the nine months ended September 30, 2007 and 2006, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2007	—	—	—		—
August 1 – 31, 2007	1,000,000	$18.48	1,000,000	(1)	—
September 1 – 30, 2007	—	—	—		—
Total	1,000,000	$18.48	1,000,000		—

(1)	On July 10, 2007, we announced that our Board had authorized us to repurchase up to 1 million shares of our outstanding common stock in the open market commencing in the third quarter of 2007. We completed the 1 million shares repurchase at an average purchase price of $18.48 per share, or an aggregate of $18.5 million during August 2007.

Item 6.	Exhibits

Exhibit No.	Description of Document
3.1	Third Amended and Restated By-laws of AMN Healthcare Services, Inc.*

4.1	Second Amendment to the Second Amended And Restated Credit Agreement, dated as of July 6, 2007, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

10.1	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007)

10.2	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.3	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.4	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

10.5	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)