Form 10-K
period 2007-12-31
AMN HEALTHCARE SERVICES INC
filed 2008-02-29
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007 was $757,254,300 based on a closing sale price of $22.00 per share.

As of February 25, 2008, there were 33,830,346 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 9, 2008 have been incorporated by reference into Part II and Part III of this Form 10-K.

PART I

Item 1.	Business

Our Company

AMN Healthcare Services, Inc. “AMN” is the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses and allied healthcare professionals, our “healthcare professionals,” nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics and pharmacies throughout the United States.

Our staffing services are marketed primarily to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands that include American Mobile Healthcare®, Medical ExpressSM, NurseChoice®, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, Platinum Select StaffingSM, Rx Pro HealthSM, RN Demand®, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of 2007, we had healthcare professionals on assignment at over 2,000 different clients. We provide staffing services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007 and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

Our clients utilize our temporary healthcare staffing services to cost-effectively manage both short and long-term shortages in their staff due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, seasonal patient census variations and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe our hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of quality temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

Physicians, nurses and allied healthcare professionals choose temporary assignments for a wide variety of reasons that include: seeking flexible work opportunities, exploring different areas of the country, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions and as a means of access into a permanent staff position with our clients.

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

The strong demand and significant overlap of clients seeking physicians for both temporary and permanent placement assignments provide us an opportunity to cross-sell these complementary physician staffing services.

Industry Overview

The U. S. temporary healthcare staffing industry revenues are expected to grow by 8% in 2008 to $12.3 billion, according to self-reported growth estimates supplied by staffing companies to Staffing Industry Analysts, which was published in September 2007. Industry revenue estimates for the markets in which we provide temporary healthcare staffing services are $2.7 billion for travel nursing, $1.9 billion for locum tenens and $3.5 billion for allied healthcare.

Our supply of healthcare professionals continues to be constrained relative to the demands of our healthcare facility clients. We have experienced a shortage in healthcare professionals in the markets in which we provide temporary healthcare staffing service in that we have more demand than we can fill in each of these markets.

Our nurse and allied healthcare staffing segment, the Company’s largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. However, since the last quarter of 2006, the nurse and allied healthcare staffing industry has generally been experiencing a lessening of demand in certain key states, such as California, which has been partially offset by increased demand in other parts of the country. The lower demand in certain states has been driven by several factors, such as relatively flat hospital admission levels, the aggressive hiring of new graduates and some improvement in hospitals’ ability to retain permanent labor.

We recruit a small percentage of our nurses from international channels through our O’Grady Peyton International (OGP) brand to meet our facility clients’ long-term staffing needs. During 2007, revenue from OGP was about 5% of our consolidated revenue. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Since late 2006, there have effectively been no permanent immigrant visas available for nurses overseas as a result of these quotas, which has limited our ability to place any new international nurses on assignment. Looking forward, we anticipate that additional visa quotas will be made available for our nurses overseas either through legislative relief or the normal progress of the visa bulletin. Internationally trained nurses have represented an important supply channel to meet current nursing demand, and internationally trained nurses have comprised roughly 15% of newly licensed registered nurses since 2005.

Locum tenens physicians are used by our hospital, healthcare facility and physician practice group clients to fill temporary vacancies due to vacation and leave schedules, and increasingly, to bridge staffing gaps while these clients seek permanent physician candidates. Staffing Industry Analysts estimates the locum tenens market to be the fastest-growing segment of the healthcare staffing industry. The demand environment for locum tenens services continues to be strong, and socioeconomic factors, such as increased physician emphasis on job and lifestyle flexibility, suggest a growing number of physicians are embracing locum tenens as a practice style.

The market for physician permanent placement services also continues to experience a strong demand environment that has contributed to growth in this segment of our business over the past year. As with our locum tenens business, the supply of candidates is insufficient to meet the demands of our clients seeking a physician to join their practice or staff.

Competition

The healthcare staffing industry is highly competitive. We compete in national, regional and local markets with full-service staffing companies and specialized temporary staffing agencies for both healthcare professionals and hospital and healthcare facility clients. We also compete with hospital systems that have developed their own recruitment departments and interim staffing pools to attract highly qualified healthcare professionals. We compete with other staffing companies for hospital and healthcare facility clients primarily on the basis of the volume, depth and quality of our healthcare professionals, the timely availability of our professionals with requisite skills, the quality, breadth, price and geographic reach of our services, our customer service and our recruitment expertise. We compete for healthcare professionals primarily on the basis of customer service knowledge and expertise, the quantity, diversity and quality of available assignments, compensation packages and, for our temporary nurses and allied healthcare professionals, the benefits that we provide to them while they are on assignment.

We believe that larger, national firms enjoy distinct competitive advantages over smaller, local and regional competitors in the healthcare staffing industry. More established firms generally have access to a larger pool of available candidates, substantial word-of-mouth referral networks and more recognizable brand names, enabling them to attract a consistent flow of new applicants. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established business framework and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification. The greater financial resources of these larger firms also make it relatively easier to provide payroll and housing services for their temporary healthcare professionals, which are cash flow intensive.

Some of our competitors in the travel nurse, allied and locum tenens staffing sectors include Cross Country Healthcare, CHG Healthcare Services, On Assignment, Maxim Healthcare Services Inc., Jackson Healthcare Staffing and Medical Doctor Associates.

Demand and Supply Drivers

Demand Drivers

•

Demographics and Advances in Medicine and Technology.    As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that chronic illnesses and hospital census will increase. We believe that these factors will increase the demand for both temporary and permanent healthcare professionals. In addition, enhanced healthcare technology has increased the demand for specialty clinicians who are qualified to operate advanced medical equipment and perform complex medical procedures.

•

Increased Hospital Revenue Opportunity.    Hospital and healthcare facilities’ primary revenue source is generated by physicians. By using permanent physician search and locum tenens staffing services to fill both permanent and temporary vacancies more quickly, hospitals and healthcare facilities can generate additional revenue. With more physicians admitting and treating patients, healthcare facilities will have a need for more nurses and allied healthcare professionals to support the increased patient census.

•

Shift to Flexible Staffing Models.    Nurse wages comprise the largest percentage of hospitals’ labor expenses. A focus on cost-effective healthcare service delivery may lead more hospitals and other healthcare facilities to adopt adjustable staffing models that include utilization of flexible staffing resources such as temporary healthcare professionals.

•

Physician and Nursing Shortage.    Many regions of the United States are experiencing a pronounced shortage of physicians and registered nurses. While the extent of the physician shortage is debated, the Bureau of Labor Statistics projects that the incremental job openings for physicians and surgeons from 2004 to 2014 will be 136,000, an increase of 24.0% over ten years. The demand for our nursing staffing services is correlated with activity in the permanent labor market at hospitals. In particular, when nurse vacancy rates increase, order levels typically increase as well. The U.S. Department of Health and Human Services reported that the registered nurse workforce is expected to be 36% below projected requirements by 2020. Faced with ongoing demand and tight supply for physicians and nurses, hospitals are utilizing more temporary physicians and nurses to meet staffing requirements. Factors that we believe are contributing to the supply shortage of healthcare professionals include:

—	Aging of Physician and Nurse Population. Approximately 30% of all physicians are 55 years and older and approximately 38% are considering retirement in the next one to three years. The average age of a registered nurse was estimated to be 47 years old in 2004, an increase of 10.6% since 1996.

—	Shortage of Medical and Nursing Schools. As a result of a shortage of qualified faculty and the limited availability of medical and nursing schools to prospective healthcare professionals, many believe that the numbers of medical and nursing school graduates are well below the number of new healthcare professionals needed in order to eliminate the projected shortage.

—	Healthcare Professionals Leaving Patient Care Environments for Better Career Opportunities. Healthcare professionals’ career opportunities have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer healthcare professionals attractive positions which involve work that may be perceived as more rewarding, and providing increased compensation, less demanding work schedules and more varied career progression and opportunity.

—	Physicians Leaving Practices Due to Burdens of Malpractice Insurance and Medical Insurance Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and displeased with claim billing restrictions and paperwork. In addition, the cost of malpractice insurance is a consideration for physicians as well.

•

Seasonality.    Hospitals in states that experience significant seasonal fluctuations in population, such as Florida or Arizona during the winter months, must be able to efficiently adjust their staffing levels to accommodate the change in patient census. Many of these hospitals find it more cost-effective to utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

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

•

Word-of-Mouth Referrals.    New applicants are often referred to staffing companies by other healthcare professionals who have taken temporary assignments with or been placed in a permanent position by those staffing companies. Growth in the number of healthcare professionals who have worked on temporary assignments or have been placed in permanent positions by a staffing agency, as well as growth in the number of hospital and healthcare facilities that have utilized temporary healthcare professionals, creates more opportunities for referrals.

•

More Physicians Choosing Temporary Staffing Due to Increased Malpractice and Reimbursement Concerns.    Locum tenens positions provide physicians the opportunity to practice medicine without undue concern for malpractice costs or insurance reimbursement.

•

Nurses Choose Travel Staffing Due to the Nursing Shortage.    In times of nursing shortages, permanent staff nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Many experienced nurses choose to leave their permanent employer and look for a more flexible and rewarding position.

•

Legislation Allowing Nurses to Be Mobile.    The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and has been implemented in 22 states.

Growth Strategy

Our goal is to expand our leadership position within the healthcare staffing sector in the United States. The key components of our business strategy include:

•

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities.    We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients and continue to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner who can fulfill the quantity, breadth and quality of their temporary and permanent staffing needs and help them develop strategies for the most cost-effective staffing models. In addition, over the last few years, hospitals and healthcare facilities have shown an interest in working with fewer vendors in order to increase efficiency. We believe that our larger size and proven ability to fill our clients’ staffing needs provide us with the opportunity to serve our client facilities implementing this vendor consolidation strategy. Because we possess the largest national network of available physician, nurse and allied healthcare professionals, we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective solutions to meet their staffing needs.

•

Expanding Our Network of Qualified Healthcare Professionals.    Through our recruiting efforts, we continue to expand our network of qualified healthcare professionals. We continue to build our supply of healthcare professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. We have also conducted several research initiatives to assist us in segmenting the population of healthcare professionals and have developed targeted advertising campaigns directed at these different segments.

•	Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base. We seek to increase our effectiveness through our proven multi-brand recruiting strategy, large network of

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

•

Expanding and Enhancing our Service Offerings.    In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to introduce new service offerings and enhance our existing service offerings. As our hospital and healthcare facility clients’ needs change, we constantly explore what additional services we can provide to better serve those needs. In addition, our focus of market expansion is the diversification into new facility client settings such as specialty hospitals, retail health clinics, etc.

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

•

Building the Strongest Management Team to Optimize Our Business Model.    We continue to focus on training and professional development for all levels of management and sales staff and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients.

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

Business Overview

Services Provided

Nurse and Allied Healthcare Staffing Segment

Hospitals and healthcare facilities generally obtain supplemental staffing for nurses and allied healthcare professionals from two external sources, local temporary (per diem) agencies and regional and national travel healthcare staffing companies. Per diem staffing involves the placement of locally based healthcare professionals on daily shift work on an as needed basis. Hospitals and healthcare facilities often give only a few hours notice of their per diem assignments, which require a quick turnaround from their staffing agencies of generally less than 24 hours. Travel staffing, on the other hand, has historically provided hospital and healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements, typically for four to 26 weeks. In contrast to per diem agencies, travel staffing companies select from a national (and in some cases international) skilled labor pool and provide pre-screened candidates to their hospital and healthcare facility clients, often at a lower cost than per diem staffing. Historically, we have focused on the travel segment of the temporary healthcare staffing industry for our nurse and allied healthcare professionals. In the past few years we have expanded our service offerings to include assignment lengths of four weeks to 24 months in placing both domestic and internationally trained healthcare professionals, with the majority of assignments between 8 to 26 weeks. The nurse and allied healthcare staffing segment’s revenue and segment operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r)”.

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses and advanced practice nurses in a wide range of specialties for travel assignments throughout the United States. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. In 2007, nurses comprised approximately 90% of the nurse and allied healthcare segment of our business. We typically place the majority of our nurses on 13-week assignments with hospitals and healthcare facilities. While the majority of nurses that we place on assignment have been educated and trained in the United States, we recruit English-speaking internationally trained nurses from foreign countries through our O’Grady Peyton International brand for 12-24 month assignments. In addition, we offer a shorter-term staffing solution under our NurseChoice brand to address hospitals’ urgent need for registered nurses. NurseChoice is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. Typical assignments are four to eight weeks and provide premium compensation packages to nurses.

Allied Health Professionals.    We also provide allied health professionals under our Med Travelers, Platinum Select Staffing and Rx Pro Health brands to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, surgical technologists, respiratory therapists, occupational therapists, medical and radiology technologists, dialysis technicians, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprise approximately 10% of the total nurse and allied health temporary healthcare professionals working for us in 2007.

Locum Tenens Staffing Segment

Under our Staff Care brand, we place physicians of all specialties, certified registered nurse anesthetists (CRNA) and dentists on a temporary basis (locum tenens) as independent contractors with all types of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. These professionals are recruited nationwide and typically placed on multi-week contracts. Assignment length ranges from a few days up to one year. The locum tenens staffing segment’s revenue and segment operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r)”.

Physician Permanent Placement Services Segment

We provide permanent physician placement services under our Merritt, Hawkins & Associates brand to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we are paid for our services through a blend of retained search fees and variable fees tied to work performed and successful placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and radiology. The physician permanent placement services segment’s revenue and segment operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r)”.

Offering Comprehensive Healthcare Staffing Solutions

We employ a focused marketing strategy for our hospital and healthcare facility clients, and market and administer the majority of our nursing services under the single corporate brand of AMN Healthcare. Our physician, allied and international staffing services are marketed to our hospital and healthcare facility clients under their respective brands.

The following chart depicts our comprehensive healthcare staffing capabilities and focus on critical staffing needs:

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer healthcare professionals placement opportunities throughout the United States and provide staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically generate revenue in all 50 states. During 2007, the largest percentages of our revenue were concentrated in California, Florida, Arizona, Texas, North Carolina and New York.

We had temporary healthcare professionals on assignment at over 2,000 different healthcare facility clients at the end of 2007. The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. No single client healthcare system comprised more than 10% of revenue and no single client facility comprised more than 3% of revenue for the year ended December 31, 2007.

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

In our effort to attract and retain highly qualified temporary healthcare professionals, we offer a variety of benefits to our employed professionals. These benefits may include: free or subsidized housing; free or reimbursed travel; competitive wages, professional development opportunities, professional liability insurance and, for employed professionals, a 401(k) plan and health insurance.

Screening, Licensing and Quality Management

Through our quality management and assurance departments, we screen all temporary nursing, allied and locum tenens candidates prior to placement, and we continue to evaluate our temporary healthcare professionals after they are placed to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our temporary healthcare professionals have the appropriate experience, credentials and skills for the assignments they accept. Additionally, these processes enable us to provide licensing and privileging assistance to our physicians for temporary assignments. Our experience has shown us that well-matched placements result in more satisfied healthcare professionals and healthcare facility clients.

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

In the case of our international temporary healthcare professionals, the recruiters and placement coordinators at our O’Grady Peyton International brand, including those located in the United Kingdom, Australia, and India, assist candidates in preparing for the United States nursing examination and subsequently obtaining a U.S. nursing license. These recruiters and other staff also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents prior to their arrival in the United States. Our international temporary healthcare professionals are typically placed in permanent positions or on longer-term, 12-24 month assignments as a result of our substantial investment in bringing them to work in the United States. Our recruiters will work with these temporary healthcare professionals to explore their options for new assignments after completion of their initial assignment.

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

Hospital Billing

To accommodate the needs of our healthcare facility clients, for temporary healthcare professional staffing, we offer two types of billing: hours and days worked contracts and flat fee contracts. During 2007, we billed substantially all of the nurse and allied healthcare segment services and working temporary physicians based on hours and days worked contracts.

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

Flat Rate Contracts.    With flat rate contracts, the temporary healthcare professional is compensated directly by the hospital or healthcare facility. We bill the hospital a “flat” weekly rate that includes reimbursement for recruitment fees and other temporary healthcare professional benefits.

Information Systems

Our management information and communications systems, including our financial reporting systems, are primarily centralized and controlled in our corporate headquarters in San Diego, CA, with additional systems for our physician businesses centralized and controlled at our offices in Irving, TX. We have developed and currently operate proprietary information systems that include integrated processes for healthcare professional and healthcare facility contract management, matching of healthcare professionals with client assignments, healthcare professional file submissions for placements, quality management tracking, managing compensation packages and managing healthcare facility contract and billing terms. These systems provide our staff with fast, detailed information regarding individual healthcare professionals and hospital and other clients and are scalable to support future business growth.

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

In addition to our proactive measures, we engage in a review process for incidents involving our healthcare professionals. Upon notification of a healthcare professional’s involvement in an incident that may result in liability for us, the healthcare professional’s actions are reviewed and a prompt determination is made regarding whether the healthcare professional will continue the assignment and whether we will place him/her on future assignments. We also rely on our hospital and healthcare facility clients’ and the state professional associations’ investigation of incidents involving our healthcare professionals in determining continued and future assignments.

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to much of the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are directly applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital, healthcare facility and physician practice group clients, we do not have any direct Medicare or managed care reimbursement risk.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. We are currently licensed in states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse brands of American Mobile Healthcare, Medical Express, NursesRx, Preferred Healthcare Staffing and NurseChoice, our international staffing brand, O’Grady-Peyton International, Inc. and our allied healthcare staffing brand, Platinum Select Staffing, have all received Joint Commission Certification based on a review of our compliance with national standards. We were the first healthcare staffing firm in the country to receive the prestigious Joint Commission Certification as a corporate system with multiple staffing sites.

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

With respect to our recruitment of international temporary healthcare professionals through our O’Grady Peyton International brand, we must comply with certain United States immigration law requirements, including the Illegal Immigration Reform and Immigrant Responsibility Act of 1996. We primarily bring healthcare professionals to the United States on permanent immigrant visas, commonly referred to as “green cards”. Effectively, since late 2006, however, there have been no permanent immigrant visas available for nurses overseas as a result of visa quotas. We screen foreign healthcare professionals and assist them in preparing for the national nursing examination and subsequently obtaining a U.S. nursing license. We file petitions with the United States Citizenship and Immigration Service for a healthcare professional to become a permanent resident of the United States or obtain necessary work visas. Such petitions are accompanied by proof that the healthcare professional has either passed the Commission on Graduates of Foreign Nursing Schools Examination or holds a full and unrestricted state license to practice professional nursing, as well as a contract between us and the healthcare professional demonstrating that there is a bona fide job offer.

Employees

As of December 31, 2007, we had approximately 2,000 corporate employees. During the fourth quarter of 2007, we had an average of over 6,500 nurse and allied healthcare professionals working on assignment, and days filled by our physician and CRNA independent contractors totaled 51,639. Days filled is calculated by dividing the physician independent contractor hours filled during the period by eight hours.

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

We rely significantly on our ability to recruit and retain healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital, healthcare facility clients and physician practice groups. We compete for healthcare staffing personnel with other temporary healthcare staffing companies and with hospitals, healthcare facilities and physician practice groups based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide to our healthcare professionals. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business, but particularly in the permanent physician staffing business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our hospital, physician practice groups and other clients.

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies, specialized temporary staffing agencies and hospital systems that have developed their own interim staffing pools. Some of our competitors in the temporary nurse and locum tenens staffing sectors include Cross Country Healthcare, CHG Healthcare Services, Inc., On Assignment, Maxim Healthcare Services Inc., Jackson Healthcare Staffing and Medical Doctor Associates.

We believe that the primary competitive factors in obtaining and retaining hospital, healthcare facility and physician practice group clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring the job performance of our employees and independent contractor professionals. Competition for hospital, healthcare facility and physician practice group clients and temporary and permanent healthcare professionals may increase in the future related to these factors or due to a shortage of qualified healthcare professionals in the marketplace and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenue or clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. In addition, the development of alternative recruitment channels could lead our clients to bypass our services, which would also cause revenue and margins to decline.

Our business depends upon our ability to secure and fill new orders from our hospital, healthcare facility and physician practice group clients because our temporary healthcare staffing business does not have long-term, exclusive or guaranteed contracts, and economic conditions may adversely impact the number of new orders and contracts we receive.

We generally do not have long-term, exclusive or guaranteed order contracts for temporary healthcare staffing with our hospital, healthcare facility and physician practice group clients. The success of our business is dependent upon our ability to continually secure new contracts and orders from hospitals, healthcare facilities and physician practice groups and to fill those orders with our temporary healthcare professionals. Our hospital, healthcare facility and physician practice group clients are free to award contracts and place orders with our competitors and choose to use temporary healthcare professionals that our competitors offer them. Therefore, we must maintain positive relationships with our hospital, healthcare facility and physician practice group clients. If we fail to maintain positive relationships with them, we may be unable to generate new temporary healthcare professional orders and our business may be adversely affected.

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

The demand for our services, and therefore the profitability of our business, may be adversely affected by changes in the staffing needs due to the adoption of alternative modes of healthcare delivery, staffing preferences of our healthcare facility clients and fluctuations in hospital admissions.

The settings for the delivery of patient services are continually evolving and alternative modes of healthcare delivery, such as specialty hospitals and retail clinics, are becoming more prevalent. Demand for our services is affected by the public’s adoption and demand for such new modes of healthcare delivery, by our clients’

evolving needs in light of that demand, and by our ability to adapt to fill those needs. Demand for our temporary healthcare staffing services is also affected by the staffing needs and preferences of our healthcare facility clients, as well as by fluctuations in patient occupancy at our client healthcare facilities due to economic factors and seasonal fluctuations that are beyond our control. Hospitals in certain geographical regions experience significant seasonal fluctuations in admissions, and must be able to adjust their staffing levels to accommodate the change in patient census. Our healthcare facility clients may choose to use temporary staff, additional overtime from their permanent staff or add new permanent staff in order to accommodate changes in their staffing needs. Many healthcare facilities will utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Alternatively, if hospital admissions decrease, the demand for our temporary healthcare professionals may decline as healthcare facility clients typically will reduce their use of temporary staff before reducing the workload or undertaking layoffs of their regular employees. In addition, we may experience more competitive pricing pressure during periods of patient occupancy and hospital admission downturns, negatively impacting our revenue and profitability.

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

Our business is generally not subject to the extensive and complex laws that apply to our hospital, healthcare facility and physician practice group clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs. However, these laws and regulations could indirectly affect the demand or the prices paid for our services. For example, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties and be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital, healthcare facility and physician practice group clients could receive reduced reimbursements, or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments. Such changes in federal reimbursement program laws and regulations, or the exclusion of our hospital, healthcare facility and physician practice group clients from such programs could adversely affect our clients which in turn could also adversely affect the prices and demand for our services. Similarly, state legislation exists, such as legislation in Massachusetts that limits the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. While our service offerings are exempt, in part, from this regulation, similar regulations may be enacted in other states in which we operate, and as a result revenue and margins could decrease. Furthermore, third party payers, such as federal and state government and health maintenance organizations, significantly impact the prices charged for medical care. Failure by hospitals, healthcare facilities and physician practice groups to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our services, or result in some client solvency issues or cessation of business.

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

We primarily draw our supply of healthcare professionals from the United States, but international supply channels have represented a small temporary nurse supply source. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. As a result of these quotas, there are delays ranging from three to five years for foreign-trained nurses from certain countries, such as India and the Philippines, to enter into the United States on a permanent immigrant visa.

Additionally, we have incurred and will continue to incur additional legal and accounting expenses related to compliance with corporate governance and disclosure standards implemented by the Sarbanes-Oxley Act of 2002, the rules of the New York Stock Exchange and regulations of the Securities and Exchange Commission. If we are found in non-compliance with these laws and regulations, damages, civil and criminal penalties, injunctions and cease and desist orders may be imposed, which would negatively impact our business and operations. The costs required to comply with these laws and regulations affecting our business reduces our overall profitability, and reduces the assets and resources available for utilization in the expansion of our business operations.

Our profitability is impacted by our ability to leverage our cost structure.

We have technology, operations and human capital infrastructures to support our existing business and contemplated growth. In the event that our business does not grow at the rate that we had anticipated, our inability to reduce these costs would impair our profitability. Additionally, if we are not able to capitalize on this infrastructure, our earnings growth rate will be impacted.

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

An effective growth management strategy is necessary to organically grow our current operations, and if we do not successfully execute on this growth strategy, our profitability could decline. We continue to explore strategic acquisition opportunities to supplement our organic growth strategy. Our acquisition and integration strategy involves significant risks and uncertainties, including appropriate valuation of target companies, current liquidity issues in the credit markets, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees or customers of acquired companies, and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner. Acquisitions may also require significant expenditures of cash and other resources and assumption of debt that may ultimately negatively impact our overall financial performance.

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

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement only with Susan R. Nowakowski, our President and Chief Executive Officer. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.

We have a substantial amount of goodwill on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment to goodwill.

As of December 31, 2007, we had $241.3 million of unamortized goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. At December 31, 2007, goodwill represented 38.1% of our total assets.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although an impairment charge to earnings for goodwill would not affect our cash flow, it would decrease our earnings or increase our losses, as the case may be, and our stock price could be adversely affected. We have reviewed our goodwill for impairment in accordance with the provisions of SFAS No. 142, and have not identified any impairment to goodwill as of October 31, 2007, our annual impairment testing date.

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

We believe that our leased space is adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. In accordance with, and as required by, the terms of our Credit Agreement, we have pledged substantially all of our assets and properties to our lenders under our Credit Agreement to secure our obligations thereunder. Our principal leases for office space during 2007 are identified in the chart below:

Location	Square Feet
San Diego, California (corporate headquarters)	175,672
Irving, Texas (all segments)	154,315
Huntersville, North Carolina (nurse and allied healthcare staffing segment)	30,870
Ft. Lauderdale, Florida (nurse and allied healthcare staffing segment)	27,146
Salt Lake City, Utah (locum tenens staffing segment)	25,043
Westminster, Colorado (nurse and allied healthcare staffing segment)	19,427
Atlanta, Georgia (physician permanent placement services segment)	13,302
Denver, Colorado (nurse and allied healthcare staffing segment)	10,519
Irvine, California (physician permanent placement services segment)	6,165
Birmingham (United Kingdom) (nurse and allied healthcare staffing segment)	5,001
Savannah, Georgia (nurse and allied healthcare staffing segment)	4,780
London (United Kingdom) (nurse and allied healthcare staffing segment)	4,398
Bangalore (India) (nurse and allied healthcare staffing segment)	3,305
Sydney (Australia) (nurse and allied healthcare staffing segment)	2,734

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

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

	Sales Price
	High	Low
Year Ended December 31, 2006
First Quarter	$21.39	$17.75
Second Quarter	$21.90	$17.28
Third Quarter	$24.94	$19.36
Fourth Quarter	$28.33	$23.34

Year Ended December 31, 2007
First Quarter	$29.10	$20.75
Second Quarter	$25.25	$21.04
Third Quarter	$22.38	$16.62
Fourth Quarter	$20.05	$16.40

As of February 25, 2008, there were 33,830,346 shares of our common stock outstanding. On February 25, 2008, the last reported sale price of our common stock on the New York Stock Exchange was $15.15 per share. As of the record date, February 14, 2008, shares were held by approximately 152 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

On November 2, 2005, we issued 2.3 million shares of common stock in connection with our acquisition of The MHA Group, Inc. (“MHA”), and we issued an additional 0.7 million shares on March 9, 2006 for payment of earn-out amounts as provided in the acquisition agreement. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D promulgated thereunder (“Regulation D”), based upon representations that we have obtained from each MHA shareholder receiving such shares, including that such shareholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D. On March 10, 2006, we filed a registration statement on Form S-3 to register the 2.3 million shares of common stock in connection with our acquisition of MHA and the additional 0.7 million shares for payment of the earn-out amounts as provided in the acquisition agreement. On April 18, 2007, we filed a Registration Statement on Form S-8 registering 3 million shares of our common stock reserved for issuance under the AMN Healthcare Equity Plan. The AMN Healthcare Equity Plan, as amended, was approved by the Company’s stockholders on April 18, 2007.

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. On July 10, 2007, we announced that our Board had authorized us to repurchase up to 1 million shares of our outstanding common stock in the open market commencing in the third quarter of 2007. We completed the 1 million shares repurchase at an average purchase price of $18.48 per share, or an aggregate of $18.5 million, during August 2007. The following table presents the detail of shares repurchased during the third quarter of 2007, which was the only quarter we repurchased the shares during 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2007	—	—	—	—
August 1 – 31, 2007	1,000,000	$18.48	1,000,000	—
September 1 – 30, 2007	—	—	—	—
Total	1,000,000	$18.48	1,000,000	—

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

Additional information regarding our equity award plans and plan activity for the years ended December 31, 2007, 2006 and 2005 is provided in our consolidated financial statements in this Annual Report on Form 10-K in “Notes to Consolidated Financial Statements, Note 10 Stock-Based Compensation” and is incorporated herein by reference to our Proxy Statement under the heading “Equity Compensation Plan Information at December 31, 2007” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act of 1933, as amended.

The graph below compares the total stockholder return on our Common Stock with the total stockholder return of (i) the New York Stock Exchange (“NYSE”) Composite Index, and (ii) the Dow Jones Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on November 13, 2001 (the first day of trading in our common stock) in our Common Stock, the stocks comprising the NYSE Market Index, and the stocks comprising the BTEA.

	12/02	12/03	12/04	12/05	12/06	12/07
AMN Healthcare Services, Inc.	100.00	101.48	94.09	116.97	162.86	101.54
NYSE Composite	100.00	131.73	151.45	165.62	199.52	217.21
Dow Jones Business Training & Employment Agencies	100.00	157.05	199.38	229.61	266.85	195.82

Item 6.	Selected Financial Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data at December 31, 2007 and 2006 are derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited financial statements that do not appear herein. Because of our acquisition of MHA in November 2005, the consolidated statement of operations for the year ended December 31, 2005 only includes the results of operations of MHA since the date of acquisition. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,164,022	$1,081,703	$705,843	$629,016	$714,209
Cost of revenue	860,857	792,415	535,608	484,654	552,052

Gross profit	303,165	289,288	170,235	144,362	162,157

Operating expenses:
Selling, general and administrative	218,250	205,499	117,326	102,186	93,374
Depreciation and amortization	11,674	10,325	6,179	5,837	4,819

Total operating expenses	229,924	215,824	123,505	108,023	98,193

Income from operations	73,241	73,464	46,730	36,339	63,964
Interest expense, net	12,457	16,698	9,565	8,440	2,303

Income before income taxes	60,784	56,766	37,165	27,899	61,661
Income tax expense	24,252	21,675	14,931	10,553	23,869

Net income	$36,532	$35,091	$22,234	$17,346	$37,792

Net income per common share:
Basic	$1.06	$1.07	$0.76	$0.61	$1.04

Diluted	$1.05	$1.02	$0.69	$0.55	$0.95

Weighted average common shares outstanding:
Basic	34,377	32,662	29,130	28,248	36,456

Diluted	34,880	34,504	32,118	31,369	39,785

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,495	$4,422	$19,110	$3,908	$4,687
Total assets	633,626	622,181	618,387	286,960	304,532
Total notes payable, including current portion	146,968	173,380	205,000	101,723	138,900
Total stockholders’ equity	276,128	244,546	193,200	136,776	116,097

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” below.

Overview

We are the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics and pharmacies throughout the United States.

For the year ended December 31, 2007, we recorded revenue of $1,164.0 million, as compared to revenue of $1,081.7 million and $705.8 million for the years ended December 31, 2006 and 2005, respectively. We recorded net income of $36.5 million for the year ended December 31, 2007, as compared to net income of $35.1 million and $22.2 million for the years ended December 31, 2006 and 2005, respectively.

Our staffing services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands including American Mobile Healthcare, Medical Express, NurseChoice, NursesRx, Preferred Healthcare Staffing, Med Travelers, Platinum Select Staffing, Rx Pro Health, RN Demand, O’Grady Peyton International, Staff Care and Merritt, Hawkins & Associates. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of 2007, we had healthcare professionals on assignment at over 2,000 different healthcare facility clients. We provide staffing services mainly to acute care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens staffing and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007, and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

Physicians, nurses and allied healthcare professionals join us on temporary assignments for a wide variety of reasons that include: seeking flexible work opportunities, exploring different areas of the country, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff and working through life and career transitions, and as a means of access into a permanent staff position with our clients.

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

Our hospital and healthcare facility clients utilize our services to cost-effectively manage both short and long-term shortages in their staff due to a variety of circumstances such as a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, seasonal patient census variations and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of quality temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

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

The strong demand and significant overlap of clients seeking physicians for both temporary and permanent placement assignments provide us an opportunity to cross-sell these complementary physician staffing services.

Recent Trends

The U. S. temporary healthcare staffing industry revenues are expected to grow by 8% in 2008 to $12.3 billion according to self-reported growth estimates supplied by staffing companies to Staffing Industry Analysts, which was published in September 2007. Industry revenue estimates for the markets in which we provide temporary healthcare staffing services are $2.7 billion for travel nursing, $1.9 billion for locum tenens and $3.5 billion for allied healthcare.

Our supply of healthcare professionals continues to be constrained relative to the demands of our healthcare facility clients. We have experienced a shortage in healthcare professionals in the markets in which we provide temporary healthcare staffing service in that we have more demand than we can fill in each of these markets.

Our nurse and allied healthcare staffing segment, the Company’s largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. However, since the last quarter of 2006, the nurse and allied healthcare staffing industry has generally been experiencing a lessening of demand in certain key states, such as California, which has been partially offset by increased demand in other parts of the country. The lower demand in certain states has been driven by several factors, such as relatively flat hospital admission levels, the aggressive hiring of new graduates and some improvement in hospitals’ ability to retain permanent labor.

We recruit a small percentage of nurses from international channels through our O’Grady Peyton International (OGP) brand to meet our facility clients’ long-term staffing needs. During 2007, revenue from OGP was about 5% of our consolidated revenue. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Since late 2006, there have effectively been no permanent immigrant visas available for nurses overseas as a result of these quotas, which has limited our ability to place any new international nurses on assignment. Looking forward, we anticipate that additional visa quotas will be made available for our nurses overseas either through legislative relief or the normal progress of the visa bulletin. Internationally trained nurses have represented an important supply channel, comprising roughly 15% of newly licensed nurses since 2005.

In addition to these demand and supply dynamics, in the first half of the year, we experienced fluctuations in direct costs, primarily for increased housing and health insurance costs, associated with the placement of temporary nurse and allied professionals that impacted our gross margins in this segment.

Locum tenens physicians are used by our hospitals, healthcare facility and physician practice group clients to fill temporary vacancies due to vacations and leave schedules, and increasingly, to bridge staffing gaps while these clients seek permanent physician candidates. Staffing Industry Analysts estimates the locum tenens market to be the fastest-growing segment of the healthcare staffing industry. The demand environment for locum tenens services continues to be strong, and socioeconomic factors, such as increased physician emphasis on job and lifestyle flexibility, suggest a growing number of physicians are embracing locum tenens as a practice style.

The market for physician permanent placement services also continues to experience a strong demand environment that has contributed to growth in this segment of our business over the past year. As with our locum tenens business, the supply of candidates is insufficient to meet the demands of our clients seeking a physician to join their practice or staff.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable and contingencies and litigation and share-based payments. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill and intangible assets resulting from our past acquisitions. Commencing with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses each year to assess the recoverability of the goodwill and indefinite lived intangibles, in accordance with the provisions of SFAS No. 142. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. We performed the annual impairment test at October 31, 2006 and 2007, respectively, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2007 that indicate impairment may have occurred.

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

Self-Insured Health Benefit Claims Reserve

We maintain an accrual for self-insured health benefits we provide to our corporate employees and temporary nurse and allied healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual is based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments under contractual agreements. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided.

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include tax, payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. We are the subject of an assessment by the California Employment Development Department (EDD) with respect to the payment of certain payroll related taxes, in connection with our locum tenens staffing segment, for the period between April 1, 2001 and March 31, 2004. We have appealed the EDD’s assessment. Although we have not received an assessment for the subsequent periods, we are the subject of an audit by the EDD with respect to these matters for the subsequent periods. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate. We may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our temporary healthcare professionals, and we maintain accruals for these matters if the amounts are probable and estimable. We currently are not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 10(b) to the accompanying consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the expected term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility and therefore utilize this measure. Prior to January 1, 2006, we estimated volatility based on a combination of our historical volatility rate and the historical volatility rate of comparable companies. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model, or a different valuation model, in the future, which could materially affect our net income and earnings per share.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. We completed our acquisition of MHA in November 2005, therefore the consolidated statement of operations for the year ended December 31, 2005 only includes the results of operations of MHA and the locums tenens staffing and physician permanent placement services segments since the date of acquisition. Accordingly, reporting segment information in the following table would not be meaningful. Additionally, as reporting comparative information for the year ended December 31, 2005 would not be meaningful, we have included reporting segment information only for the years ended December 31, 2006 and 2007. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2007	2006	2005
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.0	73.3	75.9

Gross profit	26.0	26.7	24.1
Selling, general and administrative	18.7	19.0	16.6
Depreciation and amortization	1.0	1.0	0.9

Income from operations	6.3	6.7	6.6
Interest expense, net	1.1	1.5	1.3

Income before income taxes	5.2	5.2	5.3
Income tax expense	2.1	2.0	2.1

Net income	3.1%	3.2%	3.2%

Comparison of Results for the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenue.    Revenue increased 8%, to $1,164.0 million for 2007 from $1,081.7 million for 2006, primarily due to an increase in the number of days filled by healthcare professionals in the locum tenens staffing segment and an increase in average bill rates in the locum tenens and nurse and allied staffing segments.

Nurse and allied healthcare staffing segment revenue increased 5%, to $802.0 million for 2007 from $763.2 million for 2006. Of the $38.8 million increase, $22.5 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $5.6 million was attributable to an increase in the average number of temporary healthcare professionals on assignment, $5.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $5.7 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment revenue increased 16%, to $310.5 million for 2007 from $268.1 million for 2006. Of the $42.4 million increase, $25.4 million was attributable to an increase in the number of days filled by healthcare professionals during 2007, and $17.0 million was attributable to a combination of bill rate increases and a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue increased 2%, to $51.5 million for 2007 from $50.4 million for 2006.

Cost of Revenue.    Cost of revenue increased 9%, to $860.9 million for 2007 from $792.4 million for 2006, primarily due to an increase in the number of days filled by healthcare professionals in the locum tenens staffing segment and an increase in compensation paid and housing provided to healthcare professionals in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 6%, to $611.2 million for 2007 from $575.8 million for 2006. Of the $35.4 million increase, $23.9 million was attributable to net increases in compensation, primarily related to wages, housing and health insurance costs provided to our temporary healthcare professionals, $4.2 million was attributable to an increase in the average number of temporary healthcare professionals on assignment, $4.1 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $3.2 million was attributable to the acquisition of Rx Pro Health in May 2007.

Locum tenens staffing segment cost of revenue increased 17%, to $229.7 million for 2007 from $197.1 million for 2006. Of the $32.6 million increase, $18.7 million was attributable to an increase in the number of days filled by healthcare professionals during 2007, with the remaining $13.9 million attributable to a combination of an increase in compensation provided to our healthcare professionals and a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue increased 3%, to $20.0 million for 2007 from $19.5 million for 2006.

Gross Profit.    Gross profit increased 5%, to $303.2 million for 2007 from $289.3 million for 2006, representing gross margins of 26.0% and 26.7%, respectively. Gross margin by reportable segment for 2007 and 2006 was 23.8% and 24.6% for nurse and allied healthcare staffing, 26.0% and 26.5% for locum tenens staffing and 61.3% and 61.4% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to an increase in housing costs, and the decrease in the locum tenens staffing segment gross margin was primarily attributable to a shift in the mix of physician specialties.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6%, to $218.3 million for 2007 from $205.5 million for 2006. The increase was primarily attributable to increases in professional liability insurance costs, stock-based compensation expense, additional expenses since the acquisition of Rx Pro Health in May 2007, and restructuring related costs associated with our OGP business. The increases were partially offset by decreases in professional services expense, travel and marketing expenses. Selling, general and administrative expenses by reportable segment for 2007 and 2006, respectively, were $140.8 million and $137.2 million for nurse and allied healthcare staffing, $58.2 million and $50.2 million for locum tenens staffing and $19.3 million and $18.1 million for physician permanent placement services.

Depreciation and Amortization Expenses.    Amortization expense increased 17%, to $3.5 million for 2007 from $3.0 million for 2006, with the increase primarily attributable to the amortization of identifiable amortizable intangible assets acquired through the acquisition of Rx Pro Health in May 2007. Depreciation expense increased to $8.2 million for 2007 from $7.3 million for 2006, with the increase primary attributable to additional internally developed software.

Interest Expense, Net.    Interest expense, net, was $12.5 million for 2007 as compared to $16.7 million for 2006. The $4.2 million decrease was primarily attributable to a lower average debt outstanding balance for 2007 as compared to 2006.

Income Tax Expense.    Income tax expense increased to $24.3 million for 2007 from $21.7 million for 2006, reflecting effective income tax rates of 39.9% and 38.2% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to increases in the state tax provision and a $0.9 million tax provision recorded in 2007 for uncertain tax positions liability.

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

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At December 31, 2007, $147.0 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At December 31, 2007 and December 31, 2006, our Days Sales Outstanding (“DSO”) was 59 days and 63 days, respectively. The decrease in DSO is due primarily to an improvement in collection efforts during the twelve months ended December 31, 2007. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations increased $25.1 million to $79.6 million in 2007 from $54.5 million in 2006. This increase in net cash provided by operations was primarily driven by increased cash collected on accounts receivable during the twelve months ended December 31, 2007, partially offset by income tax related decreases, decreases in accrued compensation and benefits and increases in deposits and other assets.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $9.2 million, $9.7 million and $3.8 million in 2007, 2006 and 2005, respectively. In 2007, our capital expenditures were $6.9 million for purchased and internally developed software and $2.3 million for computers, furniture and equipment, leasehold improvements and other expenditures. We expect our future capital expenditure requirements to be similar to 2007 in relation to revenue.

Our business acquisition expenditures were $5.5 million in 2007 compared to $36.0 million in 2006 and $111.5 million in 2005. Of the $5.5 million of expenditures in 2007, we paid $5.2 million cash consideration for the acquisition of Rx Pro Health in May 2007, which was paid with cash provided by operations. The remaining $0.3 million related to transaction costs incurred for the acquisition. On February 15, 2008, we acquired substantially all of the assets of Platinum Select, L.P. (“Platinum Select Staffing”) for up to $50.3 million in cash, consisting of an initial payment of $32.9 million and a potential additional earn-out payment based on 2008 performance. We financed the acquisition using cash on hand at the purchase date and our revolving credit facility. We will continue to evaluate and look for acquisition opportunities that may require additional funding.

Financing Activities:

Our credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a $235.0 million secured term loan facility maturing in November 2011. The secured term loan facility was used primarily to fund our acquisition of MHA in November 2005, pay off then-existing borrowings, and repurchase shares of our common stock in May 2006. On July 6, 2007, we entered into a Second Amendment (the “Second Amendment”) to our Credit Agreement. The Second Amendment provided that we may repurchase our common stock in an aggregate cash amount not to exceed $25 million, provided that no default or event of default exists either before or after giving effect to such restricted payment and such repurchase occurs on or before September 30, 2007. We completed the repurchase of 1 million shares during August 2007, at an average purchase price of $18.48 per share, resulting in an aggregate purchase price of $18.5 million.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.5% and 0.375% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. As of December 31, 2007, there was no outstanding balance on our revolving credit facility.

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments. In September and November 2007, we made voluntary prepayments of $8.0 million and $6.0 million, respectively, which were applied ratably to the remaining quarterly amortization payments. In connection with these voluntary prepayments, we wrote off $0.1 million of deferred financing costs at each voluntary prepayment, which were recorded in interest expense. In March, June, September and December 2007, we made the quarterly amortization payments of $2.3 million, $2.3 million, $2.2 million and $4.1 million, respectively.

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. The voluntary prepayments made throughout the year, in addition to the 10 million mandatory prepayment made in February, 2008, satisfied this additional prepayment requirement for the year ending December 31, 2007.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.25 to 1.00 for the fiscal quarter ending December 31, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending December 31, 2007, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to

1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at December 31, 2007.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. As of December 31, 2007, we maintain three interest rate swap agreements with notional amounts totaling $75 million. We pay fixed rates ranging from 4.87% to 4.95% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning June 2008 through December 2009, and no initial investments were made to enter into these agreements.

At December 31, 2007 and 2006, the interest rate swap agreements had a fair value of $(1.1) million and $0.5 million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of December 31, 2007 and 2006, our credit facility also served to collateralize certain letters of credit aggregating $20.0 million and $19.5 million, respectively, issued by us in the normal course of business.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Notes payable (1)	$35,092	$23,802	$43,450	$68,503	$—	$—	$170,847
Capital lease obligations (2)	730	720	392	123	23	—	1,988
Operating lease obligations (3)	13,377	13,283	12,970	12,433	11,235	54,882	118,180
Cash holdback (4)	13,600	—	—	—	—	—	13,600

Total contractual obligations	$62,799	$37,805	$56,812	$81,059	$11,258	$54,882	$304,615

(1)	Amounts represent contractual amounts due, including interest.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)	Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

(4)	Amounts represent the cash holdback payable in cash in connection with the MHA acquisition.

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. In addition to the above disclosed contractual obligations, the FIN 48 tax liability was $6.1 million at December 31, 2007. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11.”

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our hospital and healthcare facility and other clients and due to the seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Inflation

Although inflation has abated during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. Our contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices allowing us to pass on inflation costs to our clients.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to adopt SFAS No. 157 beginning January 1, 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities, and we do not expect the adoption will have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We are required to adopt SFAS No. 141R beginning January 1, 2009.

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

•

the general level of patient occupancy and utilization of services at our hospital and healthcare facility clients’ facilities, including the potential impact on such utilization caused by adoption of alternative modes of healthcare delivery, which utilization may influence demand for our services;

•	the overall level of demand for services offered by temporary and permanent healthcare staffing providers;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•

our ability to successfully design our strategic growth, acquisition and integration strategies and to implement those strategies, including integration of acquired companies’ accounting, management information, human resource and other administrative systems, and implementation or remediation of controls, procedures and policies at acquired companies;

•	our ability to leverage our cost structure;

•

access to and undisrupted performance of our management information and communication systems, including use of the Internet, and our candidate and client databases and payroll and billing software systems;

•	our ability to keep our web sites operational at a reasonable cost and without service interruptions;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulations, including regulations that may affect our clients and, in turn, affect demand for our services;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

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

During 2007 and 2006, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments and interest rate swaps. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.9 million in 2007 and $2.2 million in 2006. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million in 2007 and $0.4 million in 2006.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 6 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in notes 1 and 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

February 27, 2008

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,495	$4,422
Accounts receivable, net of allowances of $3,605 and $3,250 at December 31, 2007 and 2006, respectively	184,741	192,716
Prepaid expenses	9,583	10,452
Deferred income taxes, net	28,084	26,275
Other current assets	2,048	1,990

Total current assets	242,951	235,855
Fixed assets, net	24,600	23,236
Deposits and other assets	11,274	10,255
Goodwill, net	241,266	240,719
Intangible assets, net	113,535	112,116

Total assets	$633,626	$622,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$10,353
Accounts payable and accrued expenses	22,231	20,273
Accrued compensation and benefits	43,446	42,585
Income taxes payable	2,925	2,727
Current portion of notes payable	26,616	12,901
Deferred revenue	7,647	6,397
Other current liabilities	25,691	25,731

Total current liabilities	128,556	120,967
Notes payable, less current portion	120,352	160,479
Deferred income taxes, net	71,092	69,365
Other long-term liabilities	37,498	26,824

Total liabilities	357,498	377,635

Commitments and contingencies
Subsequent event (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,446 and 45,199 shares issued at December 31, 2007 and 2006, respectively	454	452
Additional paid-in capital	397,237	382,098
Treasury stock, at cost (11,615 and 10,615 shares at December 31, 2007 and 2006, respectively)	(201,692)	(183,182)
Retained earnings	81,036	45,036
Accumulated other comprehensive income (loss)	(907)	142

Total stockholders’ equity	276,128	244,546

Total liabilities and stockholders’ equity	$633,626	$622,181

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue	$1,164,022	$1,081,703	$705,843
Cost of revenue	860,857	792,415	535,608

Gross profit	303,165	289,288	170,235

Operating expenses:
Selling, general and administrative	218,250	205,499	117,326
Depreciation and amortization	11,674	10,325	6,179

Total operating expenses	229,924	215,824	123,505

Income from operations	73,241	73,464	46,730
Interest expense, net	12,457	16,698	9,565

Income before income taxes	60,784	56,766	37,165
Income tax expense	24,252	21,675	14,931

Net income	$36,532	$35,091	$22,234

Net income per common share:
Basic	$1.06	$1.07	$0.76

Diluted	$1.05	$1.02	$0.69

Weighted average common shares outstanding:
Basic	34,377	32,662	29,130

Diluted	34,880	34,504	32,118

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2004	43,221	$432	$352,456	$(249,538)	$33,155	$271	$136,776
Issuance costs of common stock	—	—	—	—	(544)	—	(544)
Issuance of treasury stock	—	—	—	39,009	(7,061)	—	31,948
Exercise of stock options	526	5	2,855	—	—	—	2,860
Income tax benefit from stock option exercises	—	—	309	—	—	—	309
Stock-based compensation	—	—	142	—	—	—	142
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(82)	(82)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(443)	(443)
Net income	—	—	—	—	22,234	—	22,234

Total comprehensive income							21,709

Balance, December 31, 2005	43,747	$437	$355,762	$(210,529)	$47,784	$(254)	$193,200
Repurchase of common stock into treasury	—	—	—	(37,534)	—	—	(37,534)
Issuance of treasury stock for acquisition earnout	—	—	—	12,087	(1,427)	—	10,660
Exercise of stock options	1,452	15	10,553	52,794	(36,412)	—	26,950
Income tax benefit from stock option exercises	—	—	8,980	—	—	—	8,980
Stock-based compensation	—	—	6,803	—	—	—	6,803
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	409	409
Net income	—	—	—	—	35,091	—	35,091

Total comprehensive income							35,487

Balance, December 31, 2006	45,199	$452	$382,098	$(183,182)	$45,036	$142	$244,546
Repurchase of common stock into treasury	—	—	—	(18,510)	—	—	(18,510)
Stock options and stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested	247	2	2,222	—	—	—	2,224
Income tax benefit from stock options and SARs exercised and RSUs vested	—	—	4,525	—	—	—	4,525
Stock-based compensation	—	—	8,392	—	—	—	8,392
Adoption of Financial Accounting Standards Board interpretation No. 48 (FIN 48)	—	—	—	—	(532)	—	(532)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(11)	(11)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(1,038)	(1,038)
Net income	—	—	—	—	36,532	—	36,532

Total comprehensive income							35,483

Balance, December 31, 2007	45,446	$454	$397,237	$(201,692)	$81,036	$(907)	$276,128

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$36,532	$35,091	$22,234
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisition:
Depreciation and amortization	11,674	10,325	6,179
Provision for bad debts	3,691	2,809	1,738
Noncash interest expense	1,618	3,516	2,747
Provision for deferred income taxes	1,140	9,323	19,017
Stock-based compensation	8,392	6,803	142
Excess tax benefit from stock options and SARs exercised and RSUs vested	(3,285)	(9,232)	—
(Gain) loss on disposal or sale of fixed assets	107	163	(9)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	5,534	(40,599)	(474)
Prepaid expenses and other current assets	570	2,002	1,829
Deposits and other assets	(2,525)	2,230	(1,463)
Accounts payable and accrued expenses	1,722	1,181	(1,204)
Accrued compensation and benefits	437	10,377	560
Income taxes payable	7,561	20,206	(10,467)
Other liabilities	6,468	343	3,261

Net cash provided by operating activities	79,636	54,538	44,090

Cash flows from investing activities:
Purchase and development of fixed assets	(9,151)	(9,714)	(3,818)
Cash paid for acquisitions, net of cash received	(5,478)	(35,963)	(111,508)

Net cash used in investing activities	(14,629)	(45,677)	(115,326)

Cash flows from financing activities:
Capital lease repayments	(631)	(544)	(364)
Proceeds from issuance of notes payable	—	31,600	205,000
Payment of financing costs	—	(327)	(4,904)
Payments on notes payable	(26,843)	(63,220)	(107,218)
Payment on termination of derivative contract	—	(46)	—
Repurchase of common stock	(18,510)	(37,534)	—
Proceeds from exercise of equity awards	2,224	26,950	2,316
Excess tax benefit from stock options and SARs exercised and RSUs vested	3,285	9,232	—
Change in bank overdraft, net of effects of acquisition	(10,448)	10,353	(8,310)

Net cash provided by (used in) financing activities	(50,923)	(23,536)	86,520

Effect of exchange rate changes on cash	(11)	(13)	(82)

Net increase (decrease) in cash and cash equivalents	14,073	(14,688)	15,202
Cash and cash equivalents at beginning of year	4,422	19,110	3,908

Cash and cash equivalents at end of year	$18,495	$4,422	$19,110

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $245, $70 and $39 capitalized in 2007, 2006 and 2005, respectively)	$11,825	$13,900	$7,070

Cash paid for income taxes (net of $406, $11,282 and $309 cash received in 2007, 2006 and 2005, respectively)	$14,132	$(3,376)	$6,663

Supplemental disclosures of noncash investing and financing activities:
Fixed assets acquired through capital leases	$318	$793	$591

Net change in foreign currency translation adjustment and unrealized gain (loss) on derivative financial instruments, net of tax	$(1,049)	$396	$(525)

Issuance of treasury stock for acquisition earn-out	$—	$10,660	$—

Fair value of assets acquired in acquisitions, net of cash received	$1,493	$—	$84,141
Goodwill	2,254	—	105,395
Intangible assets	4,909	—	115,650
Liabilities assumed	(1,421)	—	(57,807)
Holdback provision	—	—	(13,904)
Earn-out liability	—	—	(45,831)
Deferred tax liability	(1,757)	—	(44,188)
Treasury stock issued	—	—	(31,948)

Net cash paid for acquisitions	$5,478	$—	$111,508

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2007 and 2006, the Company held $342,000 and $326,000, respectively, in a collateral trust account restricted for use related to a professional liability insurance agreement. Cash and cash equivalents were $18,495,000 and $4,422,000 at December 31, 2007 and 2006, respectively.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e) Goodwill

The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The Company performed the annual impairment test at October 31, 2006 and 2007, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2007 that indicate impairment may have occurred.

(f) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through the Company’s acquisition of MHA in November 2005 and Lifework, Inc. and its wholly-owned subsidiaries (“Rx Pro Health”) in May 2007, and other noncompete covenants from previous acquisitions. Identifiable intangible assets acquired through the acquisition of MHA and Rx Pro Health include tradenames and trademarks, customer relationships, noncompete agreements, staffing databases, acquired technology and online courses. Amortizable intangible assets, which do not include those tradenames and trademarks with an indefinite life, are amortized using the straight-line method over their useful lives. Noncompete covenants are amortized using the straight-line method over the life of the related agreements. Indefinite lived intangibles, comprised of indefinite lived tradenames and trademarks, are not amortized and are instead reviewed for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This review includes comparing the fair value of the Company’s indefinite lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss. The Company performed the annual impairment test at October 31, 2006 and 2007, and determined there was no impairment. No events have occurred subsequent to October 31, 2007 that indicate impairment may have occurred. SFAS No. 142 requires that intangible assets with estimable useful lives continue to be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has reviewed its amortizable intangible assets for impairment and determined that there was no impairment at December 31, 2007 and 2006.

(g) Insurance Reserves

The Company maintains an accrual for self-insured health benefits provided to the Company’s nurse and allied healthcare professionals and corporate employees, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, as well as industry experience and trends. If such information indicates that the accruals are overstated or understated, the Company reduces or provides for additional accruals. The Company’s accrual at December 31, 2007 was based on (i) a monthly average of the Company’s actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to the Company and paid.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, the Company obtains updated actuarial studies on a regular basis that use the Company’s actual claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, and reserves for reported claims are based upon loss reserves established by management and the Company’s third party administrators. For the locum tenens staffing segment, the Company obtains updated actuarial studies on a regular basis that primarily utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains updated actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for current years. The Company records its accruals based on the amounts provided in the actuarial study.

(h) Accounts Receivable

The Company records accounts receivable at the invoiced amount and accounts receivable are non-interest bearing. The company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of customers to make required payments under contractual agreements. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in the consolidated balance sheets. The adequacy of this allowance is determined by evaluating historical delinquency and write-off trends, the credit risk for individual customer receivables, the financial condition and credit history of each customer, historical payment trends, and current economic conditions.

(i) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of revenue for the years ended December 31, 2007, 2006 and 2005.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(k) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $8,840,000, $9,832,000 and $8,166,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Beginning with the adoption of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

(m) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amounts of notes payable approximate their fair value, as the instruments’ interest rates are comparable to rates currently offered for similar debt instruments of comparable maturities. Derivative financial instruments are recorded at fair value based on current market pricing models. The acquisition price holdback liability is recorded at its fair value, using the discounted cash flow method. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

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

Effective January 1, 2006, the Company adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, input factors to the valuation model such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 10, “Stock-Based Compensation”. The Company uses historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The Company estimates the expected term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility and therefore utilizes this measure. Prior to January 1, 2006, the Company estimated volatility based on a combination of its historical volatility rate and the historical volatility rate of comparable companies. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. See Note 10, “Stock-based Compensation” for additional information.

(o) Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Options to purchase 839,000, 842,000 and 567,000 shares of common stock in 2007, 2006 and 2005, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net income	$36,532	$35,091	$22,234

Weighted average common shares outstanding—basic	34,377	32,662	29,130

Net income per common share—basic	$1.06	$1.07	$0.76

Weighted average common shares outstanding—basic	34,377	32,662	29,130
Plus dilutive equity awards	503	1,842	2,988

Weighted average common shares outstanding—diluted	34,880	34,504	32,118

Net income per common share—diluted	$1.05	$1.02	$0.69

(p) Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The Company currently maintains three interest rate swap agreements with notional amounts totaling $75 million. The Company pays fixed rates under these agreements and receives floating three-month LIBOR, and no initial investments were made to enter into these agreements.

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

In November 2005, the Company entered into four interest rate swap agreements for notional amounts of $15 million, $10 million, $30 million, and $35 million, whereby the Company pays fixed rates ranging from 4.82% to 4.95%. The $15 million interest rate swap agreement expired in December 2007, and the remaining three agreements expire beginning June 2008, with the last agreement expiring December 2009.

The Company entered into two interest rate swaps in June 2005. The first agreement had a notional amount of $20 million and became effective in September 2005 and expired in March 2007, whereby the Company paid a fixed rate of 3.99%. The second agreement became effective in September 2006 and expired in September 2007, with a notional amount of $15 million whereby the Company paid a fixed rate of 4.09%.

In October 2003, the Company entered into an interest rate swap agreement with a notional amount of $30 million, whereby the Company paid a fixed rate of 2.65%. This agreement expired in September 2006. In December 2006, the Company terminated an interest rate swap agreement originally contracted in November 2005 with a notional amount of $50 million, fixed rate of 4.97% and an original expiration date of December

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2010. The company paid less than $0.1 million to settle the transaction. During the quarterly assessment of hedge effectiveness, the Company determined that although this derivative was highly effective retrospectively, including for the three months ended December 31, 2006, it no longer qualified for hedge accounting prospectively due to the anticipated future debt prepayments forecasted at that time. Therefore, the Company reclassified the loss of less than $0.1 million previously recorded in accumulated comprehensive income in the Company’s consolidated balance sheet into earnings for the period ended December 31, 2006.

At December 31, 2007 and 2006, the remaining interest rate swap agreements had a fair value of $(1.1) million and $0.5 million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets.

(q) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS No. 157 beginning January 1, 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities, and the Company does not expect the adoption will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157 is also adopted. The Company is required to adopt SFAS No. 159 beginning January 1, 2008, and the Company does not expect the adoption will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is required to adopt SFAS 141R beginning January 1, 2009.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(r) Segment Information

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue
Nurse and allied healthcare staffing	$802,034	$763,170	$658,843
Locum tenens staffing	310,525	268,131	39,524
Physician permanent placement services	51,463	50,402	7,476

	$1,164,022	$1,081,703	$705,843

Segment Operating Income
Nurse and allied healthcare staffing	$57,597	$56,647	$48,256
Locum tenens staffing	22,867	20,936	2,782
Physician permanent placement services	12,843	13,009	2,013

	93,307	90,592	53,051
Depreciation and amortization	11,674	10,325	6,179
Stock-based compensation	8,392	6,803	142
Interest expense, net	12,457	16,698	9,565

Income before income taxes	$60,784	$56,766	$37,165

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(s) Use of Estimates

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

(t) Reclassifications

Certain immaterial amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

(2) Acquisitions

Rx Pro Health Acquisition

On May 21, 2007, the Company completed its acquisition of Rx Pro Health, a leading provider of pharmacy staffing, workforce technology solutions, and online educational services for hospital-based and retail pharmacies and pharmaceutical companies. The strategic combination has broadened the type of services the Company offers and will allow the Company to provide a more comprehensive staffing solution to clients. Total purchase price was $5.5 million, which included $5.2 million cash consideration and $0.3 million of direct transaction costs. The acquisition agreement also provides for annual performance-based contingent earn-out payments for 2007, 2008 and 2009. No earn-out will be paid in 2008 based on the financial performance of Rx Pro Health for the period between May 21, 2007 and December 31, 2007. The remaining contingent earn-out payments total up to $10.5 million over the next two years. The allocation of the purchase price consisted of $0.1 million of net assets acquired, $1.8 million of deferred tax liabilities assumed, $ 2.3 million of goodwill and $4.9 million of identified intangible assets. The intangible assets included the fair value of trademarks, tradenames, customer relationships, non-compete agreements, online courses, staffing databases and acquired technology. The weighted average useful life of the intangible assets is approximately 10 years. The goodwill was allocated to the nurse and allied healthcare staffing segment. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purpose. Goodwill will not be amortized and will be tested for impairment at least annually. The acquisition was recorded using the purchase method of accounting. The results of operations of Rx Pro Health are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements from the acquisition date.

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

The acquisition was recorded using the purchase method of accounting. Thus, the results of operations from MHA are included in the Company’s consolidated financial statements from the acquisition date. The total purchase price of $210.0 million consisted of (i) an initial price of $160.0 million, paid approximately 75% in cash, excluding a $15.0 million holdback for potential claims indemnified by the MHA shareholders, and

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately 25% in unregistered shares of the Company’s common stock, (ii) contingent purchase price of $47.3 million, paid approximately 75% in cash and 25% in unregistered share of the Company’s common stock, and (iii) $2.7 million of direct acquisition costs. The purchase price included contingent consideration based on the financial performance of MHA for the twelve months ended December 31, 2005. The earn-out of $47.3 million was finalized on December 31, 2005 and recorded as additional purchase price at its fair value. The holdback, net of any indemnified claims made by the selling shareholders, is expected to be released to the selling shareholders in early 2008. In addition to cash consideration paid, the Company issued 2.3 million unregistered shares of common stock in connection with the acquisition of MHA, and issued an additional 0.7 million unregistered shares on March 9, 2006 for payment of earn-out amounts as provided in the acquisition agreement. The cash and stock components of the earn-out and holdback, as well as the stock portion of the initial purchase price, were recorded at their fair values, including discounts for restrictions on the marketability of the stock and the timing of expected future cash payments. The allocation of the initial purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Purchase Price:
Cash paid for common stock	$108,140
Cash holdback	13,904
Equity issued for MHA common stock	31,948
Earn-out—cash	35,164
Earn-out—equity	10,667
Transaction costs	2,712

Total purchase price of acquisition	$202,535

Assets Acquired:
Net assets acquired	$27,240
Identifiable intangible assets	115,600
Deferred tax liability and other liabilities	(45,188)
Goodwill	104,883

Total assets acquired	$202,535

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

Of the total $104.9 million of the initial purchase price allocated to goodwill, $59.1 million, $36.1 million and $9.7 million was allocated to the Company’s locum tenens staffing segment, physician permanent placement

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

services segment and nurse and allied healthcare staffing segment, respectively. The Company had recorded $1.7 million and $0.1 million of tax related purchase accounting adjustments to goodwill during the twelve months ended December 31, 2007 and 2006, respectively. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

(3) Stock Repurchase

On April 28, 2006, the Company entered into a Stock Purchase Agreement with several former MHA stockholders to purchase from them an aggregate of 1,852,000 shares of the Company’s common stock issued in connection with the acquisition of MHA. The share purchase price was $20.17, calculated as the volume weighted average sales price of the common stock on the New York Stock Exchange for the 20 consecutive trading days immediately preceding the closing date, for a total aggregate purchase price of $37.5 million, including $0.2 million of transaction costs. The Stock Purchase Agreement contained customary representations and warranties.

During August 2007, the Company repurchased 1,000,000 shares of its common stock at an average price of $18.48 per share, resulting in an aggregate purchase price of $18.5 million.

(4) Goodwill and Identifiable Intangible Assets

As of December 31, 2007 and 2006, the Company had the following acquired intangible assets (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$1,890	$(752)	$1,138	$1,600	$(372)	$1,228
Customer relationships	34,100	(5,166)	28,934	32,000	(2,653)	29,347
Tradenames and trademarks	2,711	(565)	2,146	1,200	(279)	921
Noncompete agreements	1,110	(442)	668	950	(230)	720
Acquired technology	800	(98)	702	—	—	—
Online courses	59	(12)	47	—	—	—

	$40,670	$(7,035)	$33,635	$35,750	$(3,534)	$32,216

Intangible assets not subject to amortization:
Goodwill (1)	$251,718	$(10,452)	$241,266	$251,171	$(10,452)	$240,719
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$331,618	$(10,452)	$321,166	$331,071	$(10,452)	$320,619

(1) Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate amortization expense for intangible assets was $3,501,000 and $3,053,000 for the years ended December 31, 2007 and 2006, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2007 is as follows (in thousands):

Amount
Year ending December 31, 2008	$3,796
Year ending December 31, 2009	3,787
Year ending December 31, 2010	3,591
Year ending December 31, 2011	2,924
Year ending December 31, 2012	2,599
Thereafter	16,938

$33,635

As of December 31, 2007 and 2006, the Company had unamortized goodwill of $241,266,000 and $240,719,000, respectively. Of the $0.5 million increase in goodwill, $2.3 million was related to the acquisition of Rx Pro Health in May 2007 in the Company’s nurse and allied healthcare staffing segment. The increase was partially offset by $1.8 million of tax related purchase accounting adjustments mainly related to the acquisition of MHA recorded during 2007. Of the $1.8 million adjustment, $1.0 million, $0.6 million and $0.2 million were recorded in the Company’s locum tenens staffing segment, physician permanent placement services segment and nurse and allied healthcare staffing segment, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Fixed assets:
Furniture and equipment	$18,668	$17,129
Software	33,829	26,594
Leasehold improvements	5,301	5,203

	57,798	48,926
Accumulated depreciation and amortization	(33,198)	(25,690)

Fixed assets, net	$24,600	$23,236

Accounts payable and accrued expenses:
Trade and accrued accounts payable	$17,467	$16,722
Professional liability reserve	2,778	1,970
Other	1,986	1,581

Accounts payable and accrued expenses	$22,231	$20,273

Accrued compensation and benefits:
Accrued payroll	$17,672	$16,339
Accrued bonuses	7,740	12,247
Accrued health insurance reserve	3,539	1,986
Accrued workers compensation reserve	2,758	2,829
Deferred compensation	6,228	3,580
Other	5,509	5,604

Accrued compensation and benefits	$43,446	$42,585

Other current liabilities:
Acquisition purchase price holdback liability	$13,600	$14,054
Facility client deposits	5,128	4,379
Other	6,963	7,298

Other current liabilities	$25,691	$25,731

Other long-term liabilities:
Workers compensation reserve	$6,681	$6,470
Professional liability reserve	15,493	12,560
Deferred rent	6,983	6,174
Uncertain tax positions liability	5,976	—
Other	2,365	1,620

Other long-term liabilities	$37,498	$26,824

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Income Taxes

The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	December 31,
	2007	2006	2005
Current income taxes:
Federal	$20,345	$10,659	$(6,535)
State	2,729	1,542	2,080
Foreign	38	151	576

Total	23,112	12,352	(3,879)

Deferred income taxes:
Federal	587	7,673	18,245
State	725	1,560	604
Foreign	(172)	90	(39)

Total	1,140	9,323	18,810

Provision for income taxes	$24,252	$21,675	$14,931

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income because of the effect of the following items during the years ended December 31, 2007, 2006 and 2005 (in thousands):

	December 31,
	2007	2006	2005
Tax expense at federal statutory rate	$21,053	$19,865	$13,008
State taxes, net of federal benefit	2,309	1,307	1,659
Other, net	890	503	264

Income tax expense	$24,252	$21,675	$14,931

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Stock compensation	$4,733	$2,712
Deferred revenue	4,502	2,870
Allowance for doubtful accounts	1,196	957
Deferred compensation	2,419	1,391
Accrued expenses, net	13,093	9,626
Deferred rent	2,393	2,007
Net operating losses	998	7,671
State taxes	2,123	664
Credit carryforwards	146	502
Insurance premiums	214	373
Other	841	1,504

Total deferred tax assets	$32,658	$30,277

Deferred tax liabilities:
Intangibles	$(68,228)	$(64,604)
Fixed assets, net	(5,403)	(4,936)
Prepaid expenses	(1,959)	(3,712)

Total deferred tax liabilities	$(75,590)	$(73,252)

Valuation allowance	$(76)	$(115)

Net deferred tax liabilities	$(43,008)	$(43,090)

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, excluding certain state net operating loss carryforwards and foreign tax credit carryforwards, and, accordingly, has not provided a valuation allowance for these assets except for the items mentioned below.

As of December 31, 2007 the Company has no federal net operating loss carryforward. As of December 31, 2007 the Company has state net operating loss carryforwards of $9,618,000 that are set to expire at various dates between 2010 and 2025. Management believes it is not more likely than not that the Company will generate sufficient taxable income to utilize $29,000 of these state losses prior to the expiration of these state net operating loss carryforwards, and therefore the Company has established a valuation allowance of $1,000 for these state net operating loss carryforwards.

As of December 31, 2007 the Company has foreign tax credit carryforwards of $75,000 that are set to expire in 2014. Management believes it is not more likely than not that the Company will generate sufficient foreign source income to utilize these foreign tax credit carryforwards, and therefore the Company has established a valuation allowance of $75,000 for these foreign tax credit carryforwards.

As of December 31, 2007 pursuant to APB No. 23, Accounting for Income Taxes—Special Areas, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. The Company intends to reinvest its foreign earnings indefinitely under APB No. 23. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings, however the Company’s foreign earnings are insignificant.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.

The total amount of unrecognized tax benefits (UTB) as of the date of adoption was $6,172,000, including interest and penalties. Of the total liability of $6,172,000, $3,531,000 related to uncertain tax positions taken in fiscal years resulting in net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset as of the date of adoption. The net operating loss carryforward has been used in 2007 and therefore, the total liability is presented as a liability as of December 31, 2007.

Following is a tabular reconciliation of the Unrecognized Tax Benefits activity during 2007:

Gross UTB balance at January 1, 2007, excluding interest and penalties of $426,000	$5,746,000
Additions based on tax positions related to current year	592,000
Additions for tax positions of prior years	1,510,000
Reductions for tax positions of prior years	(2,221,000)
Settlements	—
Reductions due to lapse of applicable statute of limitations	(114,000)

Gross UTB balance at December 31, 2007, excluding interest and penalties of $614,000	$5,513,000

If recognized, approximately $3,832,000, net of $1,500,000 of temporary differences, would affect the Company’s effective tax rate, and $795,000 would be treated as a reduction to goodwill.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company has accrued approximately $614,000 of interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the US and various states and foreign jurisdictions. The Company’s tax years for 2004 and 2005 are under examination by the Internal Revenue Service.

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2003, although carryforward attributes that were generated prior to 2002 may still be adjusted upon examination by the IRS or state authorities if they either have been or will be utilized in a future period.

The Company does not foresee material changes to its gross FIN48 liability within the next twelve months.

(7) Notes Payable and Related Derivative Instruments and Credit Agreement

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

In May 2006, the Company entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment provides that the Company may request, on a one-time basis and subject to

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

meeting certain conditions, an additional term loan (“Incremental Term Loan”) in an amount not to exceed $45 million and permits the Company to repurchase up to $45 million of capital stock (subject to certain conditions). The First Amendment also reset the applicable interest rate for term loan borrowings based upon the then current leverage ratio. The Company incurred financing costs of $327,000 in conjunction with the First Amendment. Also in May 2006, the Company borrowed an Incremental Term Loan of $30 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of common stock under the Stock Purchase Agreement for a total purchase price of $37.5 million, including transaction costs. Effective with this borrowing, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bore interest, at the Company’s option, at either LIBOR plus 2.00% or the Base Rate plus 1.00%. Beginning in August 2006 and thereafter, based on the Company’s then current leverage ratio, all term loans bear interest, at the Company’s option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. The terms of the Incremental Term Loan are consistent with the existing term loan under the Credit Agreement.

On July 6, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment provided that the Company may repurchase its common stock in an aggregate cash amount not to exceed $25 million, provided that no default or event of default exists either before or after giving effect to such restricted payment and such repurchase occurs on or before September 30, 2007. The Company completed the repurchase of 1,000,000 shares at an average purchase price of $18.48 per share during August 2007, resulting in an aggregate purchase price of $18.5 million.

The term loan portion of the Credit Agreement is subject to quarterly amortization of principal, with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. Voluntary prepayments of the term loan portion of the credit facility are applied as the Company may elect, including ratably to the remaining quarterly amortization payments. In September and November 2007, the Company made voluntary prepayments of $8.0 million and $6.0 million, respectively, which were applied ratably to the remaining quarterly amortization payments. In connection with these voluntary prepayments, the Company wrote off $0.1 million of deferred financing costs for each prepayment, which are recorded in interest expense. In March, June, September and December 2007, the Company made the quarterly principal amortization payments of $2.3 million, $2.3 million, $2.2 million and $4.1 million, respectively.

The revolving credit facility portion of the Credit Agreement carries an unused fee of between 0.375% and 0.5% per annum based on the Company’s then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Company, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on the then current leverage ratio. Borrowings under the swing-line sub-facility bear interest at the prime interest rate. Amounts available under the Company’s revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At December 31, 2007 the Company had no borrowings outstanding under the swing-line sub-facility. At December 31, 2006, the Company had $1.6 million outstanding under the swing-line sub-facility, which was paid off in January 2007.

The Company maintained outstanding standby letters of credit totaling $10.1 million, $9.8 million and $0.1 million as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a foreign office lease agreement, respectively, at December 31, 2007. Each of these letters of credit bears interest at a fixed rate of 1.50% to 2.25% based on the Company’s leverage ratio. Total outstanding standby letters of credit at December 31, 2007 and 2006 was $20.0 million and $19.5 million, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes payable balances as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
$75,000 Revolver expiring November 2, 2011 with variable interest rates. The weighted average interest rate at December 31, 2006 was 9.0%	$—	$1,600
$235,000 Term Loan due September 30, 2011 with variable interest rates. The weighted average interest rate at December 31, 2007 and 2006 was 6.4% and 6.5%, respectively	146,968	171,780

Total notes payable	146,968	173,380
Less current portion of notes payable, including Revolver	(26,616)	(12,901)

Long-term portion of notes payable	$120,352	$160,479

Annual principal maturities of notes payable are as follows:
2008	$26,616
2009	16,560
2010	37,259
2011	66,533

	$146,968

The Company is required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. The Company is also required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006 in an amount equal to 50% of the Company’s excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. The voluntary prepayments made throughout the year, in addition to the $10 million mandatory prepayment made in February 2008, satisfied this additional prepayment requirement for the year ended December 31, 2007.

The Company’s outstanding debt instruments at December 31, 2007 and 2006 were secured by all assets of the Company and the common stock of its subsidiaries. The Company’s Credit Agreement contains various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments.

The Company is required to maintain interest rate protection on at least 50% of the term loan portion of its Credit Agreement beginning November 2006 until May 2009. At December 31, 2007, the Company maintained three interest rate swap agreements with notional amounts totaling $75 million. The Company pays fixed rates ranging from 4.87% to 4.95% under these agreements and receives a floating three-month LIBOR. The first agreement expires in June 2008 and the last in December 2009. No initial investments were made to enter into these agreements. At December 31, 2007 and 2006, the interest rate swap agreements had a fair value of $(1.1) million and $0.5 million, respectively, which is included in other assets and liabilities in the accompanying consolidated balance sheets. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. See Note 1 (p), “Derivative Instruments” for additional information related to the Company’s interest rate swap agreements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) Retirement Plans

The Company maintains the Healthcare Staffing Retirement Savings Plan (the AMN Plan), a plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year and may be up to a maximum 6% of eligible compensation paid to all participants during the plan year. The amount of the employer contributions, net of forfeitures, under this plan were $2,624,000, $1,592,000, and $1,165,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In January 2002, the Company established the Executive Nonqualified Excess Plan of AMN Healthcare, Inc. To comply with the then newly enacted legislation, allow additional key employees to participate and increase the amounts eligible for deferral, the Company established the 2005 Amended and Restated Executive Nonqualified Excess Plan effective January 1, 2005. The Company amended the 2005 Amended and Restated Executive Nonqualified Excess Plan effective November 1, 2005, January 1, 2006 and April 11, 2006. All deferred compensation contributions after January 1, 2005 are made to the 2005 Amended and Restated Executive Non Qualified Excess Plan. The Executive Nonqualified Excess Plan is not intended to be tax qualified and is an unfunded plan. This plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 100% of their bonus and 100% of their grant of restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions, net of forfeitures, under this plan were $243,000, $273,000 and $69,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

During August 2007, the Company repurchased 1,000,000 shares of its common stock at an average price of $18.48 per share, resulting in an aggregate purchase price of $18.5 million.

As of December 31, 2007, there were no authorized stock repurchase programs.

(10) Stock-Based Compensation

(a) Equity Award Plans

In November 1999, the Company established two performance stock option plans (the 1999 Plans), which were approved by the Company’s shareholders prior to the Company’s initial public offering, to provide for the grant of options to the Company’s upper management. Options for a maximum of 4,040,000 shares of common stock were authorized at an exercise price of $3.80 per option for grants within 120 days of the 1999 Recapitalization and not less than the fair market value in the case of subsequent grants. During 2000, options for

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

an additional 1,493,000 shares were reserved under the 1999 Plans. On April 12, 2006, the number of shares of common stock reserved for future issuance under the 1999 Plans, 351,274, had been rolled into the Equity Plan. There will be no further equity awards granted from the 1999 Plans. Pursuant to the amended provisions of the 1999 Plans, all options previously granted under the 1999 Plans became fully vested upon the November 2001 common stock offering and at December 31, 2007 are fully exercisable. All previously granted options under the 1999 Plans expire in 2009.

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

In April 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which was approved by the Company’s shareholders. Equity awards, based on the Company’s common stock, may be issued under the Equity Plan for a maximum of 723,275 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, cancelled or terminated (other than by exercise) from and after the effective date of the Equity Plan. There will be no further equity awards granted from the Stock Option Plan or the 1999 Plans. Pursuant to the Equity Plan, equity awards granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the plan by 3,000,000 (plus shares forfeited under the Company’s Stock Option Plan). For the twelve months ended December 31, 2007, 427,000 stock appreciation rights (“SARs”) and 268,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs typically vest ratably over a three year period, with about one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. No grants may be made under the Equity Plan after the tenth anniversary of the effective date. At December 31, 2007 and 2006, respectively, 2,341,000 and 140,000 shares of equity awards were reserved for the future grants related to the Equity Plan.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A summary of stock option and SAR activity under the 1999 Plans, the Stock Option Plan and the Equity Plan are as follows:

	1999 Plans		Stock Option Plan		Equity Plan
	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2004	4,262,000	$4.71	2,508,000	$14.96	—	—
Granted	—	—	987,000	$14.95	—	—
Exercised	(440,000)	$4.52	(86,000)	$10.14	—	—
Canceled/forfeited/expired	—	—	(60,000)	$16.19	—	—

Outstanding at December 31, 2005	3,822,000	$4.73	3,349,000	$15.06	—	—
Granted	—	—	—	—	386,000	$18.07
Exercised	(3,812,000)	$4.73	(706,000)	$12.66	—	—
Canceled/forfeited/expired	—	—	(59,000)	$17.63	(16,000)	$18.03

Outstanding at December 31, 2006	10,000	$6.68	2,584,000	$15.65	370,000	$18.07
Granted	—	—	—	—	427,000	$24.47
Exercised	(10,000)	$6.68	(199,000)	$12.59	(23,000)	$18.03
Canceled/forfeited/expired	—	—	(27,000)	$18.55	(52,000)	$21.52

Outstanding at December 31, 2007	—	—	2,358,000	$15.88	722,000	$21.61

Vested and expected to vest at December 31, 2007	—	—	2,232,000	$15.88	684,000	$21.61

Exercisable at December 31, 2007	—	—	1,734,000	$16.30	108,000	$18.12

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2007:

		Outstanding			Exercisable
	Range Of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
Stock Option Plan	$ 7.49 - $ 9.98	236,000	5	$ 9.68	236,000	5	$ 9.68
	9.99 - 12.48	139,000	6	11.86	114,000	6	11.86
	12.49 - 14.97	1,400,000	7	14.86	804,000	7	14.87
	14.98 - 17.47	86,000	8	15.51	83,000	8	15.49
	19.96 - 22.46	19,000	5	20.88	19,000	5	20.88
	22.47 - 24.95	478,000	4	22.98	478,000	4	22.98

		2,358,000			1,734,000

Equity Plan	$17.47 - $19.96	340,000	8	$18.02	105,000	8	$18.03
	19.97 - 22.46	16,000	9	21.46	3,000	9	21.61
	22.47 - 24.95	366,000	9	24.95	—	—	—

		722,000			108,000

The weighted average remaining contractual life for the stock options that were vested and expected to vest under the Stock Option Plan at December 31, 2007 was approximately 6.1 years. The weighted average remaining contractual life for the SARs that were vested and expected to vest under the Equity Plan at December 31, 2007 was approximately 8.8 years.

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

Prior to January 1, 2006, for disclosure purposes under SFAS No. 123, the Company estimated the fair value of awards granted consistent with the current methodology utilizing the Black-Scholes valuation model. The Company estimated the option term, dividend yield, and risk-free interest rate assumptions consistent with the current methodology, however the volatility of the Company’s common stock at the date of grant was based on a combination of the Company’s historical volatility rate and the historical volatility rate of comparable companies. Also, prior to January 1, 2006, compensation expense previously recorded for unvested employee stock-based compensation awards that were forfeited upon employee termination was reversed in the period of forfeiture.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense for 2007 and 2006, and pro-forma stock-based compensation expense for 2005 for stock options and SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following weighted average assumptions (annualized percentages):

	2007	2006	2005
Expected life	3.8 years	4.5 years	5.0 years
Risk-free interest rate	4.5%	5.1%	4.0%
Volatility	31%	46%	48%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of the 427,000 and 386,000 SARs granted during 2007 and 2006 was $7.41 and $8.02, respectively, per SAR, and the weighted average grant date fair value of stock options granted during 2005 was $6.99 per stock option. As of December 31, 2007, there was $6.0 million of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.6 years. The total intrinsic value of stock options and SARs exercised was $2,071,000, $74,593,000 and $5,748,000 for 2007, 2006 and 2005, respectively. At December 31, 2007, the total intrinsic value of stock options and SARs outstanding was $5,886,000, the total intrinsic value of stock options and SARs vested and expected to vest was $5,573,000, and the total intrinsic value of stock options and SARs exercisable was $4,362,000.

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $24.35 per RSU for the 268,000 RSUs granted during 2007. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSU activity for non-vested awards for the twelve months ended December 31, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2007	255	$18.08
Granted	268	$24.35
Vested	(84)	$18.04
Cancelled/forfeited/expired	(31)	$21.60

Unvested at December 31, 2007	408	$21.94

As of December 31, 2007, there was $6.7 million of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.0 years. The aggregate intrinsic value of the RSUs outstanding was $7,000,000 as of December 31, 2007.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the twelve month periods ended December 31, 2007 and 2006, in accordance with SFAS No. 123R (in thousands):

	Years Ended December 31
	2007	2006
Stock-based employee compensation before tax	$8,392	$6,803
Related income tax benefits	(3,348)	(2,563)

Stock-based employee compensation, net of tax	$5,044	$4,240

For the twelve month periods ended December 31, 2007 and 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $3,285,000 and $9,232,000, respectively, for excess tax benefits related to equity awards exercised and vested during the period. Prior to the adoption of SFAS No. 123R, the Company presented excess tax benefits associated with stock option exercises as an operating cash flow activity.

Prior to January 1, 2006, in accordance with the provisions of SFAS No. 123, the Company applied APB Opinion No. 25 and related interpretations in accounting for its 1999 Plans and the Stock Option Plan. Accordingly, because the 1999 Plans were performance-based and certain grants under the Stock Option Plan were granted at less than fair market value, the following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the twelve month period ended December 31, 2005 (in thousands):

Year Ended December 31, 2005
Stock-based employee compensation before tax	$142
Related income tax benefits	(57)

Stock-based employee compensation, net of tax	$85

Had compensation expense been recognized for stock-based compensation during 2005 by applying the fair value provisions of SFAS No. 123, net income and earnings per common share would have been recorded as follows (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income, as reported	$22,234
Deduct: Incremental stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,575)

Pro forma net income	$18,659

Earnings per common share:
Basic—as reported	$0.76

Basic—pro forma	$0.64

Diluted—as reported	$0.69

Diluted—pro forma	$0.58

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11) Related Party Transactions

(a) Majority stockholder

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

(12) Commitments and Contingencies

(a) Legal

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include tax, payroll and employee-related matters and investigations by governmental agencies regarding employment practices. As the Company becomes aware of such claims and legal actions, the Company provides accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, the Company assesses materiality and provides disclosure, as appropriate. The Company may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s temporary healthcare professionals, and maintain accruals for these matters if the amounts are probable and estimable. The Company is the subject of an assessment by the California Employment Development Department (EDD) with respect to the payment of certain payroll related taxes, in connection with its locum tenens staffing segment, for the period between April 1, 2001 and March 31, 2004. The Company has appealed the EDD’s assessment. Although the Company has not received an assessment for the subsequent periods, the Company is the subject of an audit by the EDD with respect to these matters for the subsequent periods. The Company is currently not aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the next five years and thereafter. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31:
2008	$730	$13,377
2009	720	13,283
2010	392	12,970
2011	123	12,433
2012	23	11,235
Thereafter	—	54,882

Total minimum lease payments	$1,988	$118,180

Less amount representing interest (at rates ranging from 0.6% to 7.3%)	(113)

Present value of minimum lease payments	1,875
Less current installments of obligations under capital leases	(656)

Obligations under capital leases, excluding current installments	$1,219

Fixed assets obtained through capital leases as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Fixed assets	$3,216	$2,904
Accumulated amortization	(1,466)	(869)

Fixed assets, net	$1,750	$2,035

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense was $16,491,000, $14,592,000, and $11,839,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$283,944	$293,912	$300,267	$285,899	$1,164,022
Gross profit	$72,505	$74,959	$79,738	$75,963	$303,165
Net income	$8,194	$9,246	$10,088	$9,004	$36,532
Net income per share:
Basic	$0.24	$0.27	$0.29	$0.27	$1.06
Diluted	$0.23	$0.26	$0.29	$0.26	$1.05

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$254,265	$261,176	$282,728	$283,534	$1,081,703
Gross profit	$68,301	$70,022	$76,692	$74,273	$289,288
Net income	$8,301	$7,271	$9,472	$10,047	$35,091
Net income per share:
Basic	$0.26	$0.23	$0.29	$0.29	$1.07
Diluted	$0.24	$0.21	$0.28	$0.29	$1.02

(14) Subsequent Event

On February 15, 2008, the company acquired substantially all of the assets of Platinum Select, L.P. (“Platinum Select Staffing”), a national travel allied staffing firm, for up to $50.3 million in cash, consisting of an initial payment of $32.9 million and a potential additional earn-out payment based on 2008 performance. The company financed the acquisition using cash on hand at the purchase date and its revolving credit facility.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(2) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries, (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AMN Healthcare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Diego, California

February 27, 2008

Item 9B.	Other Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Information required by this item, other than the following information concerning our Code of Ethics for Senior Financial Officers, is incorporated by reference to the Proxy Statement under the headings “Nominees for the Board of Directors” and “Non-Director Executive Officers” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer or any person performing similar functions, which is posted on our website at www.amnhealthcare.com/investors. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website.

Item 11. Executive	Compensation

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation and Related Information” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

Item 14. Principal	Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accounting Firm” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2008.

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
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

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

3.2

Third Amended and Restated By-laws of AMN Healthcare Services, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

4.1	Specimen Stock Certificate.***

4.2

Amended and Restated Registration Rights Agreement, dated as of November 2, 2005, among AMN Healthcare Services, Inc., Steven Francis, the Francis Family Trust dated May 24, 1996, James C. Merritt and Joseph E. Hawkins (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

4.3

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

4.4

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

4.5

Second Amendment to the Second Amended And Restated Credit Agreement, dated as of July 6, 2007, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.1	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc.****

10.2	AMN Healthcare Services, Inc. 2001 Stock Option Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.3	AMN Healthcare Services, Inc. 2001 Senior Management Bonus Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.4	AMN Healthcare, Inc. Executive Nonqualified Excess Plan (Management Contract or Compensatory Plan or Arrangement).****

10.5	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan, dated as of January 1, 2002 (Management Contract or Compensatory Plan or Arrangement).****

10.6	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Steven Francis (Management Contract or Compensatory Plan or Arrangement).****

10.7	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.8	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and William Miller (Management Contract or Compensatory Plan or Arrangement).****

10.9	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

10.10	Stock Option Plan (incorporated herein by reference to the Registrant’s Proxy Statement, Schedule 14A filed with the Commission on April 14, 2004 (SEC File No. 1-16753)).

10.11	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement)*****

10.12	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and William F. Miller III (Management Contract or Compensatory Plan or Arrangement)*****

10.13	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Steven C. Francis (Management Contract or Compensatory Plan or Arrangement)*****

10.14	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement)*****

10.15	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.16	Stock Option Plan Stock Option Agreement, dated as of September 20, 2004, between the Registrant and David C. Dreyer (Management Contract or Compensatory Plan or Arrangement)*****

10.17	Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.18	Stock Option Plan Stock Option Agreement, dated as of May 8, 2003, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.19	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)*******

10.20

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Steven C. Francis (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.21

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.22

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and R. Jeffrey Harris (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.23	Form of Indemnification Agreement (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.24

The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.25	AMN Healthcare Equity Plan******

10.26	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director******

10.27	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director******

10.28	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer******

10.29	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer******

10.30	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007)

10.31	Employment Offer Letter to Ralph Henderson, dated August 1, 2007.*

10.32	Executive Severance Agreement between AMN Healthcare, Inc. and David C. Dreyer, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.33	Executive Severance Agreement between AMN Healthcare, Inc. and Denise J. Jackson, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.34	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.35	First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)********

10.36

Senior Management Bonus Plan, as amended and restated, December 14, 2007 (incorporated by reference to the exhibit to be filed with the Registrant’s Proxy Statement, Schedule 14A to be filed with the Commission on March 4, 2008).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

*****	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

******	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006.

*******	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

********	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Susan R. Nowakowski President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 28th day of February, 2008.

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

/s/ DOUGLAS D. WHEAT Douglas D. Wheat Director

/s/ R. JEFFREY HARRIS R. Jeffrey Harris Director

/s/ PAUL E. WEAVER Paul E. Weaver Director

/s/ DAVID C. DREYER David C. Dreyer Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2007, 2006 and 2005

(in thousands)

Allowances for Doubtful Accounts and Sales Credits	Balance at the Beginning of Year	Provision(*)	Deductions(**)	Balance at End of Year
Year ended December 31, 2005	$1,752	$1,738	$(1,115)	$2,375
Year ended December 31, 2006	$2,375	$2,809	$(1,934)	$3,250
Year ended December 31, 2007	$3,250	$4,002	$(3,647)	$3,605

(*)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues. For the year ended December 31, 2007, $311 relates to allowance for sales credit.
(**)	Accounts written off.

See accompanying report of independent registered public accounting firm.