Form 10-Q
period 2008-03-31
AMN HEALTHCARE SERVICES INC
filed 2008-05-09
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, there were 33,832,315 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,835	$18,495
Accounts receivable, net of allowance of $4,802 and $3,605 at March 31, 2008 and December 31, 2007, respectively	199,091	184,741
Prepaid expenses	12,820	9,583
Deferred income taxes, net	28,081	28,084
Other current assets	2,118	2,048

Total current assets	249,945	242,951
Fixed assets, net	25,246	24,600
Deposits and other assets	11,198	11,274
Goodwill, net	252,823	241,266
Intangible assets, net	126,418	113,535

Total assets	$665,630	$633,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$6,617	$—
Accounts payable and accrued expenses	28,624	22,231
Accrued compensation and benefits	47,328	43,446
Income taxes payable	3,159	2,925
Revolving credit facility	13,500	—
Current portion of notes payable	15,339	26,616
Deferred revenue	8,322	7,647
Other current liabilities	25,652	25,691

Total current liabilities	148,541	128,556
Notes payable, less current portion	117,628	120,352
Deferred income taxes, net	70,637	71,092
Other long-term liabilities	41,806	37,498

Total liabilities	378,612	357,498

Commitments and contingencies
Subsequent events (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,446 shares issued at each of March 31, 2008 and December 31, 2007	454	454
Additional paid-in capital	399,360	397,237
Treasury stock, at cost (11,615 shares at each March 31, 2008 and December 31, 2007)	(201,692)	(201,692)
Retained earnings	90,552	81,036
Accumulated other comprehensive loss	(1,656)	(907)

Total stockholders’ equity	287,018	276,128

Total liabilities and stockholders’ equity	$665,630	$633,626

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue	$293,593	$283,944
Cost of revenue	216,138	211,439

Gross profit	77,455	72,505

Operating expenses:
Selling, general and administrative	55,103	53,051
Depreciation and amortization	3,350	2,629

Total operating expenses	58,453	55,680

Income from operations	19,002	16,825
Interest expense, net	2,811	3,334

Income before income taxes	16,191	13,491
Income tax expense	6,675	5,297

Net income	$9,516	$8,194

Net income per common share:
Basic	$0.28	$0.24

Diluted	$0.28	$0.23

Weighted average common shares outstanding:
Basic	33,830	34,638

Diluted	34,180	35,283

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2008

(Unaudited and in thousands)

			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2007	45,446	$454	$397,237	$(201,692)	$81,036	$(907)	$276,128
Stock-based compensation	—	—	2,123	—	—	—	2,123
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(66)	(66)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(683)	(683)
Net income	—	—	—	—	9,516	—	9,516

Total comprehensive income							8,767

Balance, March 31, 2008	45,446	$454	$399,360	$(201,692)	$90,552	$(1,656)	$287,018

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,516	$8,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,350	2,629
Provision for bad debts	1,435	588
Non-cash interest expense	420	485
Provision for deferred income taxes	—	892
Stock-based compensation	2,123	1,795
Loss on disposal or sale of fixed assets	50	24
Excess tax benefit from stock options exercised	—	(3,132)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(7,559)	4,203
Prepaid expenses and other current assets	(3,092)	(1,541)
Deposits and other assets	(284)	(1,082)
Accounts payable and accrued expenses	5,981	1,681
Accrued compensation and benefits	3,214	(1,222)
Income taxes payable	237	3,522
Other liabilities	1,482	206

Net cash provided by operating activities	16,873	17,242

Cash flows from investing activities:
Purchase and development of fixed assets	(2,612)	(2,131)
Cash paid for acquisition	(30,789)	—

Net cash used in investing activities	(33,401)	(2,131)

Cash flows from financing activities:
Capital lease repayments	(163)	(157)
Payments on notes payable	(14,001)	(3,860)
Proceeds from revolving credit facility	25,000	—
Payments on revolving credit facility	(11,500)	—
Proceeds from stock options exercised	—	1,066
Excess tax benefit from stock options exercised	—	3,132
Change in bank overdraft, net of overdraft acquired	6,598	(9,485)

Net cash provided by (used in) financing activities	5,934	(9,304)

Effect of exchange rate changes on cash	(66)	(8)

Net increase (decrease) in cash and cash equivalents	(10,660)	5,799
Cash and cash equivalents at beginning of period	18,495	4,422

Cash and cash equivalents at end of period	$7,835	$10,221

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $59 and $64 capitalized for the three months ended March 31, 2008 and 2007, respectively)	$2,541	$2,996

Cash paid for income taxes (excluding $0 and $170 cash received during the three months ended March 31, 2008 and 2007, respectively)	$6,422	$1,054

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$26	$46

Net change in foreign currency translation adjustment and unrealized loss on derivative financial instruments, net of tax	$(749)	$(265)

Fair value of assets acquired in acquisitions, net of cash received	$8,778	$—
Goodwill	11,557	—
Intangible assets	13,960	—
Liabilities assumed	(1,004)	—
Excess net working capital payable	(166)	—
Holdback provision	(2,336)	—

Net cash paid for acquisition	$30,789	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consist only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

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

For the three months ended March 31, 2008, approximately 1,000 stock appreciation rights (“SARs”) and approximately 1,000 restricted stock units (“RSUs”) were granted to a new director of the Company under the AMN Healthcare Equity Plan (“Equity Plan”). The Company did not issue options during the three months ended March 31, 2008, nor did the Company issue stock options, SARs or RSUs during the three months ended March 31, 2007. The Equity Plan expires on the tenth anniversary of the effective date.

Stock Options and SARs

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the date of grant. SARs entitle the holder to receive, at the end of a vesting period, shares of the Company’s common stock equal to the difference between the exercise price of the SAR, which is set at the date of grant, and the Fair Market Value, as defined in the Company’s Equity Plan, of the Company’s common stock on the date of exercise. For non-directors, the SARs typically vest ratably over a three year period, with about one third of the awards vesting annually.

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

Stock-based compensation expense for the three months ended March 31, 2008 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions (annualized percentages):

Three Months Ended March 31, 2008
Expected life	2.0 years
Risk-free interest rate	1.8%
Volatility	30%
Dividend yield	0%

The grant date fair value of the approximately 1,000 SARs granted during the three months ended March 31, 2008 was $2.74 per SAR. Additionally, there was $4.8 million of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs at March 31, 2008, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.4 years.

The following table summarizes stock options and SARs activity for the three months ended March 31, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	3,080	$17.22
Granted	1	$14.95
Exercised	—	$—
Cancelled/forfeited/expired	(15)	$22.13

Outstanding at March 31, 2008	3,066	$17.20	6.5	$2,636

Exercisable at March 31, 2008	1,843	$16.40	5.7	$2,202

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. For non-directors, the RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. The grant date intrinsic value was $14.95 per RSU for the approximately 1,000 RSUs granted during the three months ended March 31, 2008. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSUs activity for non-vested awards for the three months ended March 31, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2008	408	$21.94
Granted	1	$14.95
Vested	0	$—
Cancelled/forfeited/expired	(6)	$22.73

Unvested at March 31, 2008	403	$21.91

As of March 31, 2008, there was $5.8 million of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.8 years.

Stock-Based Compensation under SFAS No. 123R

Compensation cost of stock options and SARs is measured using the Black-Scholes valuation model, and compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three month periods ended March 31, 2008 and 2007, in accordance with SFAS No. 123R (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-based employee compensation before tax	$2,123	$1,795
Related income tax benefits	(875)	(705)

Stock-based employee compensation, net of tax	$1,248	$1,090

For the three months ended March 31, 2008 and 2007, exercises of stock-based compensation under SFAS No. 123R resulted in cash flows from financing activities of $0 and $3,132,000, respectively, for excess tax benefits related to stock options exercised.

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive stock-based awards.

Stock-based awards to purchase 1,205,000 and 2,000 shares of common stock for the three month periods ended March 31, 2008 and 2007, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. The following table sets forth the computation of basic and diluted net income per common share for the periods ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income	$9,516	$8,194

Weighted average common shares outstanding—basic	33,830	34,638
Plus dilutive equity awards	350	645

Weighted average common shares outstanding—diluted	34,180	35,283

Net income per common share—basic	$0.28	$0.24

Net income per common share—diluted	$0.28	$0.23

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2008 and December 31, 2007, the Company had the following intangible assets (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(877)	$1,553	$1,890	$(752)	$1,138
Customer relationships	36,400	(5,859)	30,541	34,100	(5,166)	28,934
Tradenames and trademarks	13,511	(715)	12,796	2,711	(565)	2,146
Noncompete agreements	1,430	(506)	924	1,110	(442)	668
Acquired technology	800	(138)	662	800	(98)	702
Online courses	59	(17)	42	59	(12)	47

	$54,630	$(8,112)	$46,518	$40,670	$(7,035)	$33,635

Intangible assets not subject to amortization:
Goodwill (1)	$263,275	$(10,452)	$252,823	$251,718	$(10,452)	$241,266
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$343,175	$(10,452)	$332,723	$331,618	$(10,452)	$321,166

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The carrying amount of goodwill was $252,823,000 and $241,266,000 as of March 31, 2008 and December 31, 2007, respectively. The increase in goodwill was due to the asset acquisition of Platinum Select, L.P. (“Platinum Select Staffing”) in February 2008.

The carrying amount of intangible assets was $126,418,000 and $113,535,000 as of March 31, 2008 and December 31, 2007, respectively. The increases in intangible assets were due primarily to the asset acquisition of Platinum Select Staffing in February 2008.

Aggregate amortization expense for the intangible assets presented in the above table was $1,077,000 and $760,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated future aggregate amortization expense of intangible assets as of March 31, 2008 is as follows (in thousands):

Amount
Nine months ending December 31, 2008	$3,608
Year ending December 31, 2009	4,801
Year ending December 31, 2010	4,605
Year ending December 31, 2011	3,780
Year ending December 31, 2012	3,433
Thereafter	26,291

$46,518

5.	SEGMENT INFORMATION

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue:
Nurse and allied healthcare staffing	$203,985	$199,975
Locum tenens staffing	76,353	71,405
Physician permanent placement services	13,255	12,564

	$293,593	$283,944

Segment operating income:
Nurse and allied healthcare staffing	$15,481	$13,731
Locum tenens staffing	5,655	4,018
Physician permanent placement services	3,339	3,500

	24,475	21,249
Depreciation and amortization	3,350	2,629
Stock-based compensation	2,123	1,795
Interest expense, net	2,811	3,334

Income before income taxes	$16,191	$13,491

6.	ACQUISITION

On February 15, 2008, the Company acquired substantially all of the assets of Platinum Select Staffing, a national travel allied staffing firm. The strategic combination has further broadened the type of services the Company offers. The total initial purchase price was $33.3 million, which included $30.4 million cash consideration, $2.3 million cash holdback, $0.4 million of direct transaction costs and $0.2 million excess net working capital payable. The acquisition agreement also provides for an annual performance-based contingent earn-out payment up to $17 million to be paid in 2009. The allocation of the purchase price consisted of $7.8 million of net assets acquired, $11.5 million of goodwill and $14.0 million of identified intangible assets. The intangible assets included the fair value of trademarks, tradenames, customer relationships, non-compete agreements and staffing databases. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 17 years. The goodwill was allocated to the Company’s nurse and allied healthcare staffing segment. The acquisition was recorded using the purchase method of accounting. The results of operations of Platinum Select Staffing are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements from the acquisition date.

7.	FAIR VALUE MEASUREMENT

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. Accordingly, the Company will adopt the methods of fair value described in SFAS 157 for nonfinancial assets and liabilities on January 1, 2009.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”), and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable market. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Trading securities investment	$1,480	$1,480	$—	$—
Financial Liabilities: Interest rate swaps	$2,212	$—	$2,212	$—

8.	SUBSEQUENT EVENTS

Effective May 2, 2008, the Company entered into a Third Amendment (the “Third Amendment”) to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated November 2, 2005. The Third Amendment provides that the Company may repurchase its common stock in an aggregate cash amount not to exceed $50 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also adds a $15 million secured debt basket to the permitted indebtedness exceptions (subject to certain conditions) and increases the annual capital expenditure basket to $15 million.

On May 7, 2008, the Company announced that it intends to repurchase up to $38 million of its outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time beginning in May 2008 depending on prevailing market conditions and other considerations. The Company expects to use available cash on hand and its revolver to fund the purchase of shares, and repurchased shares will be held in treasury.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

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

For the three months ended March 31, 2008, we recorded revenue of $293.6 million, as compared to revenue of $283.9 million for the three months ended March 31, 2007. We recorded net income of $9.5 million for the three months ended March 31, 2008, as compared to net income of $8.2 million for the three months ended March 31, 2007.

Our staffing services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands including American Mobile Healthcare®, Medical ExpressSM, NurseChoice®, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, Platinum Select StaffingSM, Rx Pro HealthSM, RN Demand®, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of March 31, 2008, we had healthcare professionals on assignment at over 2,000 different healthcare facility clients. We provide staffing services mainly to acute care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens staffing and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007, and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

Physicians, nurses and allied healthcare professionals join us on temporary assignments for a wide variety of reasons that include: seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position with our clients.

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

Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Health Care, UCLA Medical Center, The University of Chicago Hospitals, and Mayo Health System. We also provide services to government facilities, sub-acute healthcare facilities, physician practice groups, dialysis centers, clinics, imaging facilities and pharmacies.

Our hospital and healthcare facility clients utilize our staffing services to cost-effectively manage both short and long-term shortages in their staff due to a variety of circumstances such as a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, seasonal patient census variations and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of quality temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

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

Recent Trends

The U. S. temporary healthcare staffing industry revenues grew by 6% in 2007 to $11.2 billion according to self-reported growth estimates supplied by staffing companies to Staffing Industry Analysts, which was published in March 2008. Industry revenue estimates for the markets in which we provide temporary healthcare staffing services were $2.4 billion for travel nursing, $1.6 billion for locum tenens and $3.2 billion for allied healthcare. The balance of the industry revenue estimate was attributable to per diem staffing, which is a market in which we do not participate.

Our supply of healthcare professionals continues to be constrained relative to the demands of our healthcare facility clients. We have experienced a shortage in healthcare professionals in the markets in which we provide temporary healthcare staffing service in that we have more demand than we can fill in each of these markets.

Our nurse and allied healthcare staffing segment, the Company’s largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During the last quarter of 2006 and throughout 2007, the nurse and allied healthcare staffing industry generally experienced a lessening of demand in certain key states, such as California, which was partially offset by increased demand in other parts of the country. The lower demand in certain states was driven by several factors, such as relatively flat hospital admission levels, the aggressive hiring of new graduates and some improvement in hospitals’ ability to retain permanent labor. More recently, we have seen significant demand improvement to levels similar to what we experienced last year at this time.

We recruit a small percentage of nurses from international channels through our O’Grady Peyton International (OGP) brand to meet our facility clients’ long-term staffing needs. Internationally trained nurses have represented an important supply channel, comprising roughly 15% of newly licensed nurses in the United States since 2005. Revenue from OGP comprises less than 5% of our consolidated revenue. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Since late 2006, the number of permanent immigrant visas available for nurses overseas has been limited as a result of these quotas, which has constrained our ability to place new international nurses on assignment. Recently, federal legislation has been introduced that would have the effect of increasing the permanent visas available for nurses.

In addition to these demand and supply dynamics, we have experienced fluctuations in direct costs, primarily for increased housing and related costs, such as utilities, associated with the placement of temporary nurse and allied professionals which have impacted our gross margins in this segment.

Locum tenens physicians are used by our hospital, healthcare facility and physician practice group clients to fill temporary vacancies due to vacations and leave schedules, and increasingly, to bridge staffing gaps while these clients seek permanent physician candidates. Staffing Industry Analysts estimated the locum tenens market to be the fastest-growing segment of the healthcare staffing industry in 2007. We believe that the demand environment for locum tenens services continues to be strong, and socioeconomic factors, such as increased physician emphasis on job and lifestyle flexibility, suggest a growing number of physicians are embracing locum tenens as a practice style.

The market for physician permanent placement services also continues to experience a steady demand environment that has contributed to moderate growth in this segment of our business over the past year. As with our locum tenens business, the supply of candidates is insufficient to meet the demands of our clients seeking a physician to join their practice or staff.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable, contingencies and litigation, and valuation and recognition of share-based payments. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2007, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill and other indefinite lived intangible assets resulting from our past acquisitions. Commencing with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses each year to assess the recoverability of the goodwill and other indefinite lived intangible assets, in accordance with the provisions of

SFAS No. 142. We performed the most recent annual impairment test on October 31, 2007 and determined that there was no impairment. No events have occurred subsequent to October 31, 2007 that would indicate impairment may have occurred.

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

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. For the nurse and allied healthcare staffing segment, we obtain updated actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year, with reserves for reported claims based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, we obtain updated actuarial studies on a regular basis that utilize industry data to determine the appropriate reserves for both reported claims and incurred, but not reported, claims.

Self-Insured Health Insurance Claims Reserve

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments under their contractual agreements. This results in a provision for bad debt expense. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends and current economic conditions. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be provided.

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include tax, payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. We are the subject of an assessment by the California Employment Development Department (EDD) with respect to the payment of certain payroll related taxes, in connection with our locum tenens staffing segment, for the period between April 1, 2001 and March 31, 2004. We have appealed the EDD’s assessment. Although we have not received an assessment for the subsequent periods, we are the subject of an audit by the EDD with respect to these matters for the subsequent periods. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate. We may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our temporary healthcare professionals, and we maintain accruals for these matters if the amounts are probable and estimable. We are not currently aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Share-Based Payments

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 2 to the accompanying consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the expected term, dividend yield, and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility and therefore utilize this measure. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model, or a different valuation model, in the future, which could materially affect our net income and earnings per share.

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

	Three Months Ended March 31,
	2008	2007
Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	73.6	74.5

Gross profit	26.4	25.5
Selling, general and administrative	18.8	18.7
Depreciation and amortization expense	1.1	0.9

Income from operations	6.5	5.9
Interest expense, net	1.0	1.1

Income before income taxes	5.5	4.8
Income tax expense	2.3	1.9

Net income	3.2%	2.9%

Comparison of Results for the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Revenue. Revenue increased 3%, to $293.6 million for the three months ended March 31, 2008 from $283.9 million for the same period in 2007, primarily due to pricing increases in the locum tenens staffing segment and the acquisitions of Rx Pro Health in May 2007 and Platinum Select Staffing in February 2008 in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue increased 2%, to $204.0 million for the three months ended March 31, 2008 from $200.0 million for the same period in 2007. Of the $4.0 million increase, $3.8 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $2.5 million was attributable to a combination of an extra billing day during the period and a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $2.3 million was attributable to the acquisition of Rx Pro Health in May 2007 and $7.1 million was attributable to the acquisition of Platinum Select Staffing in February 2008. These increases were partially offset by a $11.7 million decrease due to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment revenue increased 7%, to $76.3 million for the three months ended March 31, 2008 from $71.4 million for the same period in 2007. Of the $4.9 million increase, $4.6 million was attributable to bill rate increases, $0.5 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended March 31, 2008. These increases were partially offset by a $0.2 million decrease due to a shift in the mix of healthcare specialties worked.

Physician permanent placement services segment revenue increased 6%, to $13.3 million for the three months ended March 31, 2008 from $12.6 million for the same period in 2007.

Cost of Revenue. Cost of revenue increased 2%, to $216.1 million for the three months ended March 31, 2008 from $211.4 million for the same period in 2007, primarily due to an increase in the compensation and housing costs provided to the healthcare professionals.

Nurse and allied healthcare staffing segment cost of revenue increased 1%, to $155.0 million for the three months ended March 31, 2008 from $153.4 million for the same period in 2007. Of the $1.6 million increase, $1.6 million was attributable to an extra billing day during the period, $1.9 million was attributable to net increases in compensation, primarily related to wages and housing costs provided to our temporary healthcare professionals, $0.2 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $1.3 million was attributable to the acquisition of Rx Pro Health in May 2007 and $5.6 million was attributable to the acquisition of Platinum Select Staffing in February 2008. These increases were partially offset by a $9.0 million decrease attributable to the decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 5%, to $56.0 million for the three months ended March 31, 2008 from $53.4 million for the same period in 2007. Of the $2.6 million increase, $0.4 million was attributable to an increase in the number of days filled by healthcare professionals and $2.2 million was attributable to an increase in compensation provided to our healthcare professionals.

Physician permanent placement services segment cost of revenue increased 11%, to $5.1 million for the three months ended March 31, 2008 from $4.6 million for the same period in 2007.

Gross Profit. Gross profit increased 7%, to $77.5 million for the three months ended March 31, 2008 from $72.5 million for the same period in 2007, representing gross margins of 26.4% and 25.5%, respectively. Gross margin by reportable segment for the three months ended March 31, 2008 and 2007 was 24.0% and 23.3% for nurse and allied healthcare staffing, 26.7% and 25.2% for locum tenens staffing and 61.6% and 63.2% for physician permanent placement services, respectively. The increase in the nurse and allied healthcare staffing segment gross margin was primarily attributable to a decrease in health insurance claims, and the increase in the locum tenens staffing segment gross margin was primarily attributable to widening of the pay-to-bill spread.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4%, to $55.1 million for the three months ended March 31, 2008 from $53.1 million for the same period in 2007. The increase was primarily attributable to the acquisitions of Rx Pro Health in May 2007 and Platinum Select Staffing in February 2008. These increases were partially offset by decreases in corporate insurance costs and travel related costs. Selling, general and administrative expenses by reportable segment for the three months ended March 31, 2008 and 2007, respectively, were $35.3 million and $34.5 million for nurse and allied healthcare staffing, $14.8 million and $14.1 million for locum tenens staffing and $5.0 million and $4.5 million for physician permanent placement services.

Depreciation and Amortization Expense. Amortization expense increased 38%, to $1.1 million for the three months ended March 31, 2008 from $0.8 million for the same period in 2007. The increase was attributable to amortization of intangibles acquired from the Rx Pro Health acquisition in May 2007 and the Platinum Select Staffing acquisition in February 2008. Depreciation expense increased 28%, to $2.3 million for the three months ended March 31, 2008 from $1.8 million for the same period in 2007. The increase was primarily attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $2.8 million for the three months ended March 31, 2008 as compared to $3.3 million for the same period in 2007. The $0.5 million decrease was primarily attributable to the $23.1 million decrease in debt outstanding from March 31, 2007 to March 31, 2008.

Income Tax Expense. Income tax expense increased to $6.7 million for the three months ended March 31, 2008 from $5.3 million for the same period in 2007, reflecting effective income tax rates of 41.2% and 39.3% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to an increase in the projected uncertain tax position liability.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2008, $146.5 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We expect to be able to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At March 31, 2008, our days sales outstanding (“DSO”) was 62 days. Excluding the impact of the acquisition of Platinum Select Staffing, DSO was 60 days at March 31, 2008. At March 31, 2007, our DSO was 60 days and at December 31, 2007, our DSO was 59 days. The increase in DSO compared to March 31, 2007 and December 31, 2007 was due in part to the acquisition of Platinum Select Staffing in February 2008, which only contributed revenue for half of the first quarter, but increased accounts receivable at March 31, 2008. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $0.3 million from $17.2 million for the three months ended March 31, 2007 to $16.9 million for the three months ended March 31, 2008. This decrease in net cash provided by operations was primarily driven by increases in accounts receivable and prepaid expenses during the three months ended March 31, 2008. These increases were partially offset by an increase in accrued compensation and benefits, accounts payable and other accrued expenses during the three months ended March 31, 2008.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $2.6 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. For the first three months of 2008, our primary capital expenditures were $1.9 million for purchased and internally developed software and $0.7 million for computers, leasehold improvements, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the three months ended March 31, 2008.

Our business acquisition expenditures were $30.8 million for the three months ended March 31, 2008. The $30.8 million of expenditures for three months ended March 31, 2008 was the cash consideration for the acquisition of Platinum Select Staffing in February 2008. We financed the acquisition using $18.0 million of cash on hand at the purchase date and the balance from our revolving credit facility. We will continue to evaluate and look for acquisition opportunities that may require additional funding.

Financing Activities:

Our credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a $235.0 million secured term loan facility maturing in November 2011. The secured term loan facility was used primarily to fund our acquisition of The MHA Group, Inc. (“MHA”) in November 2005, pay off then-existing borrowings, and repurchase shares of our common stock in May 2006.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.375% and 0.5% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At March 31, 2008, there was $13.5 million outstanding under our revolving credit facility.

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

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, which commenced in the fiscal year ended December 31, 2006, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. On February 5, 2008, we made a total payment of $14.0 million, among which $10.1 million was used for the 2007 excess cash flow requirement, $3.8 million was applied to the quarterly principal amortization payments for three months ended March 31, 2008, and the remaining $0.1 million to be applied to a future quarterly principal amortization payment. The voluntary prepayments made during 2007 and the $10.1 million payment made in February 2008 satisfied the excess cash flow prepayment requirement for 2007. In connection with the voluntary payment, we wrote off $0.1 million of deferred financing costs, which was recorded in interest expense. At March 31, 2008, total term loan outstanding (including both the current and long term portions) was $133.0 million.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.00 to 1.00 for the fiscal quarter ending March 31, 2008, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending March 31, 2008, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at March 31, 2008.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. As of March 31, 2008, we maintained three interest rate swap agreements with notional amounts totaling $75 million. We pay fixed rates ranging from 4.87% to 4.95% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning June 2008 through December 2009, and no initial investments were made to enter into these agreements.

At March 31, 2008 and December 31, 2007, the interest rate swap agreements had a fair value of $(2.2) million and $(1.1) million, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. The Company’s interest rate swaps are valued using commonly quoted intervals from observable market. In addition, the Company discounts its derivative liabilities to reflect the potential credit risk to lenders. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of March 31, 2008 and December 31, 2007, our credit facility also served to collateralize certain letters of credit aggregating $20.0 million for both periods, issued by us in the normal course of business.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 beginning January 1, 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities, and the adoption did not have a material effect on our consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are required to adopt SFAS No. 161 beginning January 1, 2009, and we do not expect the adoption will have a material effect on our consolidated financial statements.

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

•	our ability to keep our web sites operational at a reasonable cost and without service interruptions;

•	the effect of existing or future government legislation and regulation;

•	our ability to grow and operate our business in compliance with legislation and regulations, including regulations that may affect our clients and, in turn, affect demand for our services;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack or breach of security of our data systems;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2008 and 2007, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million and $0.5 million during the three months ended March 31, 2008 and 2007, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million for both the three months ended March 31, 2008 and 2007.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement, dated as of February 15, 2008, by and among AMN Healthcare Services, Inc., Platinum Select Healthcare Staffing, Inc., Platinum Select, L.P., Platinum Select Management, L.L.C., Patrick Aunkst, Kristi Bomar, Robert Quigley, Stephanie Houston and Lyle Seedig.*

4.1	Third Amendment to the Second Amended And Restated Credit Agreement, dated as of May 5, 2008, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent.*

10.1	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer,
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)