Form 10-Q
period 2008-06-30
AMN HEALTHCARE SERVICES INC
filed 2008-08-08
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 6, 2008, there were 33,738,722 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,356	$18,495
Accounts receivable, net of allowance of $4,543 and $3,605 at June 30, 2008 and December 31, 2007, respectively	198,201	184,741
Prepaid expenses	12,787	9,583
Income taxes receivable	1,049	—
Deferred income taxes, net	28,081	28,084
Other current assets	2,797	2,048

Total current assets	251,271	242,951
Fixed assets, net	25,326	24,600
Deposits and other assets	12,048	11,274
Goodwill, net	252,823	241,266
Intangible assets, net	125,254	113,535

Total assets	$666,722	$633,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$2,786	$—
Accounts payable and accrued expenses	28,987	22,231
Accrued compensation and benefits	48,855	43,446
Income taxes payable	—	2,925
Revolving credit facility	24,500	—
Current portion of notes payable	15,427	26,616
Deferred revenue	8,006	7,647
Other current liabilities	17,109	25,691

Total current liabilities	145,670	128,556
Notes payable, less current portion	113,771	120,352
Deferred income taxes, net	69,706	71,092
Other long-term liabilities	41,201	37,498

Total liabilities	370,348	357,498

Commitments and contingencies
Subsequent event (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,702 and 45,446 shares issued at June 30, 2008 and December 31, 2007, respectively	457	454
Additional paid-in capital	405,130	397,237
Treasury stock, at cost (11,983 and 11,615 shares at June 30, 2008 and December 31, 2007, respectively)	(208,140)	(201,692)
Retained earnings	99,919	81,036
Accumulated other comprehensive loss	(992)	(907)

Total stockholders’ equity	296,374	276,128

Total liabilities and stockholders’ equity	$666,722	$633,626

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$312,691	$293,912	$606,284	$577,856
Cost of revenue	230,153	218,953	446,291	430,392

Gross profit	82,538	74,959	159,993	147,464

Operating expenses:
Selling, general and administrative	60,117	53,520	115,220	106,571
Depreciation and amortization	3,738	2,857	7,088	5,486

Total operating expenses	63,855	56,377	122,308	112,057

Income from operations	18,683	18,582	37,685	35,407
Interest expense, net	2,660	3,124	5,471	6,458

Income before income taxes	16,023	15,458	32,214	28,949
Income tax expense	6,656	6,212	13,331	11,509

Net income	$9,367	$9,246	$18,883	$17,440

Net income per common share:
Basic	$0.28	$0.27	$0.56	$0.50

Diluted	$0.27	$0.26	$0.55	$0.49

Weighted average common shares outstanding:
Basic	33,833	34,723	33,832	34,681

Diluted	34,308	35,273	34,244	35,278

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2008

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2007	45,446	$454	$397,237	$(201,692)	$81,036	$(907)	$276,128
Repurchase of common stock into treasury	—	—	—	(6,448)	—	—	(6,448)
Stock options exercised and restricted stock units (RSUs) vested	256	3	3,413	—	—	—	3,416
Income tax shortfall from stock options exercised and RSUs vested	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	4,505	—	—	—	4,505
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(19)	(19)
Unrealized loss for derivative financial instruments, net of tax	—	—	—	—	—	(66)	(66)
Net income	—	—	—	—	18,883	—	18,883

Total comprehensive income							18,798

Balance, June 30, 2008	45,702	$457	$405,130	$(208,140)	$99,919	$(992)	$296,374

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,883	$17,440
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	7,088	5,486
Provision for bad debts	2,602	1,090
Non-cash interest expense	782	819
Provision for deferred income taxes	(1,382)	(817)
Stock-based compensation	4,505	3,954
Excess tax benefit from stock options and SARs exercised and RSUs vested	(68)	(3,274)
Loss on disposal or sale of fixed assets	73	29
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(7,836)	(2,338)
Income taxes receivable	(1,049)	—
Prepaid expenses and other current assets	(3,738)	(865)
Deposits and other assets	(803)	(1,756)
Accounts payable and accrued expenses	6,342	1,123
Accrued compensation and benefits	4,742	107
Income taxes payable	(2,925)	11,330
Other liabilities	1,540	1,165

Net cash provided by operating activities	28,756	33,493

Cash flows from investing activities:
Purchase and development of fixed assets	(5,139)	(4,632)
Purchase of intangible assets	(40)	—
Cash payment for holdback liability for 2005 acquisition	(8,500)	—
Cash paid for acquisition, net of cash received	(30,786)	(5,482)

Net cash used in investing activities	(44,465)	(10,114)

Cash flows from financing activities:
Capital lease repayments	(326)	(314)
Payments on notes payable	(17,770)	(6,551)
Proceeds from revolving credit facility	54,500	—
Payments on revolving credit facility	(30,000)	—
Payment of financing costs	(618)	—
Repurchase of common stock	(6,448)	—
Proceeds from exercise of equity awards	3,416	2,016
Excess tax benefit from stock options and SARs exercised and RSUs vested	68	3,274
Change in bank overdraft	2,767	(8,713)

Net cash provided by (used in) financing activities	5,589	(10,288)

Effect of exchange rate changes on cash	(19)	14

Net increase (decrease) in cash and cash equivalents	(10,139)	13,105
Cash and cash equivalents at beginning of period	18,495	4,422

Cash and cash equivalents at end of period	$8,356	$17,527

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $47 and $111 capitalized during the six months ended June 30, 2008 and 2007, respectively)	$4,881	$6,019

Cash paid for income taxes (excluding $0 and $172 cash received during the six months ended June 30, 2008 and 2007, respectively)	$19,520	$1,166

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$64	$183

Fair value of assets acquired in acquisition, net of cash received	$8,778	$1,493
Goodwill	11,557	2,742
Intangible assets	13,960	4,909
Liabilities assumed	(1,007)	(1,421)
Excess of net working capital payable	(166)	—
Holdback provision	(2,336)	(2,241)

Net cash paid for acquisitions	$30,786	$5,482

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

On April 18, 2007, the Company amended the AMN Healthcare Equity Plan (“Equity Plan”), with stockholder approval, to increase the number of shares authorized under the plan by 3,000,000 (plus shares forfeited under the Company’s Stock Option Plan). For the six months ended June 30, 2008, 587,000 stock appreciation rights (“SARs”) and 361,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the AMN Healthcare Equity Plan (“Equity Plan”). The Company did not issue stock options during the six months ended June 30, 2008 and 2007. The Equity Plan expires on the tenth anniversary of the plan effective date.

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

Stock-based compensation expense for the six months ended June 30, 2008 and June 30, 2007 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions (annualized percentages):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected term	3.9 years	3.8 years
Risk-free interest rate	2.5%	4.5%
Volatility	30%	31%
Dividend yield	0%	0%

The weighted average grant date fair value of the 587,000 SARs granted during the six months ended June 30, 2008 was $4.35 per SAR, and the weighted average grant date fair value of the 393,000 SARs granted during the six months ended June 30, 2007 was $7.56 per SAR. As of June 30, 2008, there was $5.9 million of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.8 years.

The following table summarizes stock options and SARs activity for the six months ended June 30, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	3,080	$17.22
Granted	587	$16.18
Exercised	(253)	$13.52
Cancelled/forfeited/expired	(55)	$20.39

Outstanding at June 30, 2008	3,359	$17.27	6.9	$5,363

Exercisable at June 30, 2008	2,195	$17.04	5.9	$4,205

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the thirteenth month anniversary of the grant date, and 34% on the second anniversary of the grant date, if certain performance targets are met. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSUs activity for non-vested awards for the six months ended June 30, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2008	408	$21.94
Granted	361	$16.18
Vested	(14)	$22.08
Cancelled/forfeited/expired	(25)	$21.64

Unvested at June 30, 2008	730	$19.09

As of June 30, 2008, there was $9.9 million of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.2 years.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and six month periods ended June 30, 2008 and 2007, in accordance with SFAS No. 123R (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based employee compensation before tax	$2,382	$2,159	$4,505	$3,954
Related income tax benefit	(990)	(868)	(1,865)	(1,573)

Stock-based employee compensation, net of tax	$1,392	$1,291	$2,640	$2,381

For the six months ended June 30, 2008 and 2007, SFAS No. 123R resulted in cash flows from financing activities of $68,000 and 3,274,000, respectively, for excess tax benefits related to equity awards exercised and vested during the period.

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments.

Stock-based awards to purchase 1,761,000 and 2,966,000 shares for the three and six month periods ended June 30, 2008, respectively, and 630,000 and 632,000 shares for the three and six month periods ended June 30, 2007, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$9,367	$9,246	$18,883	$17,440

Weighted average common shares outstanding—basic	33,833	34,723	33,832	34,681

Net income per common share—basic	$0.28	$0.27	$0.56	$0.50

Weighted average common shares outstanding—basic	33,833	34,723	33,832	34,681
Plus dilutive equity awards	475	550	412	597

Weighted average common shares outstanding—diluted	34,308	35,273	34,244	35,278

Net income per common share—diluted	$0.27	$0.26	$0.55	$0.49

4.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2008 and December 31, 2007, the Company had the following intangible assets (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(1,027)	$1,403	$1,890	$(752)	$1,138
Customer relationships	36,400	(6,581)	29,819	34,100	(5,166)	28,934
Tradenames and trademarks	13,551	(930)	12,621	2,711	(565)	2,146
Noncompete agreements	1,430	(578)	852	1,110	(442)	668
Acquired technology	800	(178)	622	800	(98)	702
Online courses	59	(22)	37	59	(12)	47

	$54,670	$(9,316)	$45,354	$40,670	$(7,035)	$33,635

Intangible assets not subject to amortization:
Goodwill (1)	$263,275	$(10,452)	$252,823	$251,718	$(10,452)	$241,266
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$343,175	$(10,452)	$332,723	$331,618	$(10,452)	$321,166

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The increase in goodwill and intangible assets of $11,557,000 and $11,719,000, respectively, during the six month period ended June 30, 2008, was primarily due to the asset acquisition of Platinum Select, L.P. (“Platinum Select Staffing”) in February 2008.

Aggregate amortization expense for the intangible assets presented in the above table was $1,204,000 and $833,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,281,000 and $1,593,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of June 30, 2008 is as follows (in thousands):

Amount
Six months ending December 31, 2008	$2,409
Year ending December 31, 2009	4,809
Year ending December 31, 2010	4,613
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Thereafter	26,294

$45,354

5.	SEGMENT INFORMATION

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

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets and amortization of stock-based compensation expense. Management believes that segment operating income is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Nurse and allied healthcare staffing	$215,342	$201,322	$419,327	$401,297
Locum tenens staffing	83,857	79,937	160,210	151,342
Physician permanent placement services	13,492	12,653	26,747	25,217

	$312,691	$293,912	$606,284	$577,856

Segment Operating Income
Nurse and allied healthcare staffing	$16,692	$13,635	$32,173	$27,366
Locum tenens staffing	4,247	7,040	9,902	11,058
Physician permanent placement services	3,864	2,923	7,203	6,423

	24,803	23,598	49,278	44,847
Depreciation and amortization	3,738	2,857	7,088	5,486
Stock-based compensation	2,382	2,159	4,505	3,954
Interest expense, net	2,660	3,124	5,471	6,458

Income before income tax	$16,023	$15,458	$32,214	$28,949

6.	ACQUISITIONS

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

In April 2008, in connection with the acquisition of The MHA Group, Inc. (“MHA”) in November 2005, the Company made a cash payment of $8.5 million to the selling shareholders representing a portion of the holdback of the initial purchase price. As of June 30, 2008, the Company’s remaining holdback liability in connection with MHA was $4.7 million, which is included in other current liabilities in the accompanying condensed consolidated balance sheet.

7.	FAIR VALUE MEASUREMENT

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. Accordingly, the Company will adopt the methods of fair value described in SFAS No. 157 for nonfinancial assets and liabilities on January 1, 2009.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”) and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable market data. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Trading securities investment	$1,904	$1,904	$—	$—
Financial Liabilities: Interest rate swaps	$1,168	$—	$1,168	$—

8.	STOCK REPURCHASE

On May 7, 2008, the Company announced that the Board had authorized it to repurchase up to $38.0 million of its outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time, beginning in the second quarter of 2008 depending on prevailing market conditions and other considerations. During June 2008, the Company repurchased 368,000 shares of its common stock at an average price of $17.49 per share, resulting in an aggregate purchase price of $6.4 million. As of June 30, 2008, the remaining approximate dollar value that may be purchased under the program is about $31.6 million.

In connection with the stock repurchase program, effective May 2, 2008, the Company entered into a Third Amendment (the “Third Amendment”) to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated November 2, 2005. The Third Amendment provides that the Company may repurchase its common stock in an aggregate cash amount not to exceed $50.0 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also adds a $15.0 million secured debt basket to the permitted indebtedness exceptions (subject to certain conditions) and increases the annual capital expenditure basket to $15.0 million. Additionally, the Company incurred an amendment fee of $0.6 million, which is deferred and will be amortized using the effective interest method over the remaining term of the credit facility.

9.	SUBSEQUENT EVENT

In July 2008, the Company entered into five additional interest rate swap agreements for notional amounts of $10.0 million each, whereby the Company will pay fixed rates ranging from 3.20% to 4.33% under these agreements and receive a floating three-month LIBOR. Three of the agreements will become effective in September 2008, and the remaining two will become effective in December 2009. These agreements expire beginning June 2009 through September 2010. No initial investments were made to enter into these agreements.

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

Overview

We are the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions with acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics and pharmacies throughout the United States.

For the three months ended June 30, 2008, we recorded revenue of $312.7 million, as compared to revenue of $293.9 million for the three months ended June 30, 2007. We recorded net income of $9.4 million for the three months ended June 30, 2008, as compared to net income of $9.2 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, we recorded revenue of $606.3 million, as compared to revenue of $577.9 million for the six months ended June 30, 2007. We recorded net income of $18.9 million for the six months ended June 30, 2008, as compared to net income of $17.4 million for the six months ended June 30, 2007.

Our staffing services are marketed primarily to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands including American Mobile Healthcare®, Medical ExpressSM, NurseChoice®, NursesRx®, Preferred Healthcare Staffing®, Med TravelersSM, Platinum Select StaffingSM, Rx Pro Health®, RN Demand®, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strength and brand reputation.

At the end of June 30, 2008, we had healthcare professionals on assignment at approximately 2,500 different healthcare facility clients. We provide staffing services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens staffing and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services to hospitals and healthcare facilities generally under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007, and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

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

This demand and overlap of clients seeking physicians for both temporary and permanent placement assignments provide us an opportunity to cross-sell these complementary physician staffing services.

Recent Trends

The U. S. temporary healthcare staffing industry revenues are expected to grow by 5% in 2008 to $11.9 billion according to growth estimates supplied by Staffing Industry Analysts (SIA) in June 2008. Industry revenue estimates for the markets in which we provide temporary healthcare staffing services were estimated to be $2.5 billion for travel nursing, $1.9 billion for locum tenens and $3.4 billion for allied healthcare. The remainder of the industry revenue estimate was attributable to per diem nurse staffing, which is a market in which we do not participate.

Our nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During 2007 and continuing into 2008, this segment experienced lower demand mainly in certain key states, which was partially offset by increased demand in other parts of the country. The lower demand in certain states was driven by several factors, such as hospital admission levels, the aggressive hiring of new graduates, some improvement in hospitals’ ability to retain permanent labor and budget concerns given the soft economic environment.

We recruit a small percentage of nurses from international channels through our O’Grady Peyton International (OGP) brand to meet our facility clients’ long-term staffing needs. Revenue from OGP comprises less than 5% of our consolidated revenue. Since late 2006, the number of permanent immigrant visas available for nurses overseas has been limited as a result of these quotas, which has constricted our ability to place new international nurses on assignment. Federal legislation has been introduced that, if passed, would have the effect of increasing the permanent visas available for nurses.

Locum tenens physicians are used by hospitals, healthcare facilities and physician practice groups to fill temporary vacancies created by vacations and leave schedules, and increasingly, to bridge the gap while these clients seek permanent candidates. SIA estimated that the locum tenens market will continue to be the fastest-growing segment of the healthcare staffing industry in 2008. We believe that the overall demand environment for locum tenens services continues to be strong. However, we have experienced a weakening in demand for radiologists due to changes in Medicare reimbursement.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

Goodwill and Intangible Assets

We have recorded goodwill and other indefinite lived intangible assets resulting from our past acquisitions. Commencing with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we ceased amortizing goodwill and have performed annual impairment analyses each year to assess the recoverability of the goodwill and other indefinite lived intangible assets, in accordance with the provisions of SFAS No. 142. We performed the most recent annual impairment test on October 31, 2007 and determined there was no impairment. No events have occurred subsequent to October 31, 2007 that indicate impairment may have occurred.

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

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. For the nurse and allied healthcare staffing segment, reserves for reported claims are based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, reserves for reported claims are based upon the actual studies of historical claims data and industry data.

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

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include tax, payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. We are the subject of an assessment by the California Employment Development Department (EDD) with respect to the payment of certain payroll related taxes, in connection with our locum tenens and allied providers, for the period between April 1, 2001 and March 31, 2004. We have appealed the EDD’s assessment. We recently received notice of a similar assessment for the period April 1, 2004 to June 30, 2007, which we plan to contest. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate. We may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by our temporary healthcare professionals, and we maintain accruals for these matters if the amounts are probable and estimable. We are not currently aware of any such pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.6	74.5	73.6	74.5

Gross profit	26.4	25.5	26.4	25.5
Selling, general and administrative	19.2	18.2	19.0	18.4
Depreciation and amortization	1.2	1.0	1.2	1.0

Income from operations	6.0	6.3	6.2	6.1
Interest expense, net	0.9	1.1	0.9	1.1

Income before income taxes	5.1	5.2	5.3	5.0
Income tax expense	2.1	2.1	2.2	2.0

Net income	3.0%	3.1%	3.1%	3.0%

Comparison of Results for the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenue. Revenue increased 6%, to $312.7 million for the three months ended June 30, 2008 from $293.9 million for the same period in 2007, primarily due to pricing increases in the locum tenens staffing segment and the acquisitions of Platinum Select Staffing in February 2008 and Rx Pro Health in May 2007 in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue increased 7%, to $215.3 million for the three months ended June 30, 2008 from $201.3 million for the same period in 2007. Of the $14.0 million increase, $5.6 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $0.3 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $14.7 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $2.2 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by an $8.8 million decrease due to a reduced average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions.

Locum tenens staffing segment revenue increased 5%, to $83.9 million for the three months ended June 30, 2008 from $79.9 million for the same period in 2007. Of the $4.0 million increase, $4.6 million was attributable to increases in the average daily rate billed to clients and $0.4 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended June 30, 2008. These increases were partially offset by a $1.0 million decrease due to a shift in the mix of specialties worked.

Physician permanent placement services segment revenue increased 6%, to $13.5 million for the three months ended June 30, 2008 from $12.7 million for the same period in 2007.

Cost of Revenue. Cost of revenue increased 5%, to $230.2 million for the three months ended June 30, 2008 from $219.0 million for the same period in 2007, primarily due to an increase in the compensation and housing costs provided to the healthcare professionals and the acquisitions of Platinum Select Staffing in February 2008 and Rx Pro Health in May 2007.

Nurse and allied healthcare staffing segment cost of revenue increased 5%, to $162.5 million for the three months ended June 30, 2008 from $154.4 million for the same period in 2007. Of the $8.1 million increase, $2.4 million was attributable to net increases in the average compensation package, primarily related to wages and housing costs provided to our temporary healthcare professionals, $0.2 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $11.1 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $1.2 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by a $6.8 million decrease attributable to a reduced average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions.

Locum tenens staffing segment cost of revenue increased 5%, to $62.2 million for the three months ended June 30, 2008 from $59.5 million for the same period in 2007. Of the $2.7 million increase, $2.4 million was attributable to an increase in compensation provided to our healthcare professionals and $0.3 million was attributable to an increase in the number of days filled by healthcare professionals.

Physician permanent placement services segment cost of revenue increased 8%, to $5.5 million for the three months ended June 30, 2008 from $5.1 million for the same period in 2007.

Gross Profit. Gross profit increased 10%, to $82.5 million for the three months ended June 30, 2008 from $75.0 million for the same period in 2007, representing gross margins of 26.4% and 25.5%, respectively. Gross margin by reportable segment for the three months ended June 30, 2008 and 2007 was 24.5% and 23.3% for nurse and allied healthcare staffing, 25.8% and 25.6% for locum tenens staffing and 59.7% and 60.0% for physician permanent placement services, respectively. The increase in the nurse and allied healthcare staffing segment gross margin was primarily attributable to a widening of the pay-to-bill spread and a decrease in health insurance claims, and the slight increase in the locum tenens staffing segment gross margin was primarily attributable to widening of the pay-to-bill spread.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12%, to $60.1 million for the three months ended June 30, 2008 from $53.5 million for the same period in 2007. Of the $6.6 million increase, $2.3 million was attributable to the acquisition of Platinum Select Staffing in February 2008, $1.7 million was attributable to the acquisition of Rx Pro Health in May 2007 and the remaining increase was primarily attributable to an increase in professional liability insurance costs and bad debt expense. Selling, general and administrative expenses by reportable segment for the three months ended June 30, 2008 and 2007, respectively, were $38.2 million and $35.2 million for nurse and allied healthcare staffing, $17.5 million and $13.5 million for locum tenens staffing, and $4.4 million and $4.8 million for physician permanent placement services.

Depreciation and Amortization Expenses. Amortization expense increased 50%, to $1.2 million for the three months ended June 30, 2008 from $0.8 million for the same period in 2007. The increase was attributable to amortization of intangibles acquired from the Rx Pro Health acquisition in May 2007 and the Platinum Select Staffing acquisition in February 2008. Depreciation expense increased to $2.5 million for the three months ended June 30, 2008 from $2.1 million for the same period in 2007, with the increase primarily attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $2.7 million for the three months ended June 30, 2008 as compared to $3.1 million for the same period in 2007. The $0.4 million decrease was primarily attributable to a lower average debt outstanding balance for the three months ended June 30, 2008 as compared to the same period in 2007.

Income Tax Expense. Income tax expense increased to $6.7 million for the three months ended June 30, 2008 from $6.2 million for the same period in 2007, reflecting effective income tax rates of 41.5% and 40.2% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to an increase in the uncertain tax position liabilities.

Comparison of Results for the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenue. Revenue increased 5%, to $606.3 million for the six months ended June 30, 2008 from $577.9 million for the same period in 2007, primarily due to pricing increases in the locum tenens staffing segment and the acquisitions of Platinum Select Staffing in February 2008 and Rx Pro Health in May 2007 in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue increased 5%, to $419.3 million for the six months ended June 30, 2008 from $401.3 million for the same period in 2007. Of the $18.0 million increase, $9.3 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $2.1 million was attributable to one extra day in the six months ended June 30, 2008, $0.7 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $21.8 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $4.6 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by a $20.5 million decrease due to a reduced average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions.

Locum tenens staffing segment revenue increased 6%, to $160.2 million for the six months ended June 30, 2008 from $151.3 million for the same period in 2007. Of the $8.9 million increase, $9.1 million was attributable to increases in the average daily rate billed to clients and $0.9 million was attributable to an increase in the number of days filled by healthcare professionals during the six months ended June 30, 2008. These increases were partially offset by a $1.1 million decrease due to a shift in the mix of specialties worked.

Physician permanent placement services segment revenue increased 6%, to $26.8 million for the six months ended June 30, 2008 from $25.2 million for the same period in 2007.

Cost of Revenue. Cost of revenue increased 4%, to $446.3 million for the six months ended June 30, 2008 from $430.4 million for the same period in 2007, primarily due to an increase in the compensation and housing costs provided to the healthcare professionals and the acquisitions of Platinum Select Staffing in February 2008 and Rx Pro Health in May 2007, which were partially offset by lower workers compensation and medical insurance costs.

Nurse and allied healthcare staffing segment cost of revenue increased 3%, to $317.6 million for the six months ended June 30, 2008 from $307.8 million for the same period in 2007. Of the $9.8 million increase, $4.2 million was attributable to net increases in compensation, primarily related to wages and housing costs provided to our temporary healthcare professionals partially offset by favorable insurance claims, $1.6 million was attributable to one extra billing day during the six months ended June 30, 2008, $0.6 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $16.7 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $2.5 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by a $15.8 million decrease attributable to a reduced average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions.

Locum tenens staffing segment cost of revenue increased 5%, to $118.2 million for the six months ended June 30, 2008 from $112.9 million for the same period in 2007. Of the $5.3 million increase, $4.6 million was attributable to an increase in compensation provided to our healthcare professionals and $0.7 million was attributable to an increase in the number of days filled by healthcare professionals.

Physician permanent placement services segment cost of revenue increased 9%, to $10.5 million for the six months ended June 30, 2008 from $9.7 million for the same period in 2007.

Gross Profit. Gross profit increased 8%, to $160.0 million for the six months ended June 30, 2008 from $147.5 million for the same period in 2007, representing gross margins of 26.4% and 25.5%, respectively. Gross margin by reportable segment for the six months ended June 30, 2008 and 2007 was 24.3% and 23.3% for nurse and allied healthcare staffing, 26.3% and 25.4% for locum tenens staffing and 60.6% and 61.6% for physician permanent placement services, respectively. The increase in the nurse and allied healthcare staffing segment gross margin was primarily attributable to a decrease in health insurance claims and the widening of the pay-to-bill spread, and the increase in the locum tenens staffing segment gross margin was primarily attributable to widening of the pay-to-bill spread.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8%, to $115.2 million for the six months ended June 30, 2008 from $106.6 million for the same period in 2007. Of the $8.6 million increase, $3.3 million was attributable to the acquisition of Platinum Select Staffing in February 2008, $3.7 million was attributable to the acquisition of Rx Pro Health in May 2007 and the remaining increase was primarily attributable to an increase in professional liability insurance costs and bad debt expense. Selling, general and administrative expenses by reportable segment for the six months ended June 30, 2008 and 2007, respectively, were $73.5 million and $69.8 million for nurse and allied healthcare staffing, $32.3 million and $27.5 million for locum tenens staffing and $9.4 million and $9.3 million for physician permanent placement services.

Depreciation and Amortization Expenses. Amortization expense increased to $2.3 million for the six months ended June 30, 2008 from $1.6 million for the same period in 2007. The increase was primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of Rx Pro Health in May 2007 and the Platinum Select Staffing acquisition in February 2008. Depreciation expense increased to $4.8 million for the six months ended June 30, 2008 from $3.9 million for the same period in 2007, with the increase primary attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $5.5 million for the six months ended June 30, 2008 as compared to $6.5 million for the same period in 2007. The $1.0 million decrease was primarily attributable to lower average debt outstanding balance for the six months ended June 30, 2008 as compared to the same period in 2007.

Income Tax Expense. Income tax expense increased to $13.3 million for the six months ended June 30, 2008 from $11.5 million for the same period in 2007, reflecting effective income tax rates of 41.4% and 39.8% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to an increase in the uncertain tax position liabilities.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, common stock repurchases and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2008, $153.7 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance future acquisitions or stock repurchases either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At June 30, 2008, our days sales outstanding (“DSO”) was 58 days. At June 30, 2007, our DSO was 60 days and at December 31, 2007, our DSO was 59 days. The decrease in DSO compared to December 31, 2007 and June 30, 2007 was due primarily to an improvement in collection efforts during the six months ended June 30, 2008. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $4.7 million from $33.5 million in the six months ended June 30, 2007 to $28.8 million in the six months ended June 30, 2008. This decrease in net cash provided by operations was primarily driven by income tax payments and increase in accounts receivables and prepaid expenses during the six months ended June 30, 2008. These increases were partially offset by increases in accounts payable, accrued compensation and benefits and other accrued expenses during the six months ended June 30, 2008.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $5.1 million and $4.6 million for the six months ended June 30, 2008 and 2007, respectively. For the first six months of 2008, our capital expenditures were $3.5 million for purchased and internally developed software and $1.6 million for computers, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the six months ended June 30, 2008.

Our business acquisition expenditures were $39.3 million during the six months ended June 30, 2008, compared to $5.5 million during the six months ended June 30, 2007, which was related to the acquisition of Rx Pro Health in May 2007. Of the $39.3 million expenditure during the six months ended June 30, 2008, $30.8 million was the cash consideration for the acquisition of Platinum Select Staffing in February 2008 and $8.5 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of The MHA Group, Inc. (“MHA”) in 2005. We financed the Platinum Select Staffing acquisition using $18.0 million of cash on hand at the purchase date and the balance from our revolving credit facility. We will continue to evaluate and look for acquisition opportunities that may require additional funding.

Financing Activities:

Our credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility for short-term borrowings, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a $235.0 million secured term loan facility maturing in November 2011. The secured term loan facility was used primarily to fund our acquisition of MHA in November 2005, pay off then-existing borrowings, and repurchase shares of our common stock in May 2006.

Effective May 2, 2008, we entered into a Third Amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment provides that we may repurchase our common stock in an aggregate cash amount not to exceed $50.0 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also adds a $15.0 million secured debt basket to the permitted indebtedness exceptions (subject to certain conditions) and increases the annual capital expenditure basket to $15.0 million. Additionally, we incurred an amendment fee of $0.6 million, which is deferred and will be amortized using the effective interest method over the remaining term of the credit facility. On May 7, 2008, we announced that our Board had authorized us to repurchase up to $38.0 million of our outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time beginning in the second quarter of 2008 depending on prevailing market conditions and other considerations. During June 2008, we repurchased 368,000 shares of our common stock at an average price of $17.49 per share, resulting in an aggregate purchase price of $6.4 million.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.375% and 0.5% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At June 30, 2008, there was $24.5 million outstanding under our revolving credit facility.

The term loan portion of our Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable through 2011. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments.

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, which commenced in the fiscal year ended December 31, 2006, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. On February 5, 2008, we made a total payment of $14.0 million, among which $10.1 million was used for the 2007 excess cash flow requirement, $3.8 million was applied to the quarterly principal amortization payments for three months ended March 31, 2008, and the remaining $0.1 million to be applied to a future quarterly principal amortization payment. The voluntary prepayments made during 2007 and the $10.1 million payment made in February 2008 satisfied the excess cash flow prepayment requirement for 2007. In connection with the voluntary payment, we wrote off $0.1 million of deferred financing costs, which was recorded in the interest expense. In June 2008, we made quarterly principal amortization payments of $3.8 million. At June 30, 2008, total term loan outstanding (including both the current and long term portions) was $129.2 million.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 3.00 to 1.00 for the fiscal quarter ending June 30, 2008, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.50 to 1.00 for the fiscal quarter ending June 30, 2008, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at June 30, 2008.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. As of June 30, 2008, we maintained two interest rate swap agreements with notional amounts totaling $65.0 million. We pay fixed rates ranging from 4.87% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning December 2008 through December 2009, and no initial investments were made to enter into these agreements.

At June 30, 2008 and December 31, 2007, the interest rate swap agreements had a fair value of $(1.2) million and $(1.1) million, respectively, which is included in other liabilities in the accompanying condensed consolidated balance sheets. Our interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, we discount our derivative liabilities to reflect the potential credit risk to lenders. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

In July 2008, we entered into five additional interest rate swap agreements for notional amounts of $10.0 million each, whereby we will pay fixed rates ranging from 3.20% to 4.33% under these agreements and receive a floating three-month LIBOR. Three of the agreements will become effective in September 2008, and the remaining two will become effective in December 2009. These agreements expire beginning June 2009 through September 2010. No initial investments were made to enter into these agreements.

As of June 30, 2008 and December 31, 2007, our credit facility also served to collateralize certain letters of credit aggregating $18.4 million and $20.0 million, respectively, issued by us in the normal course of business.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 (FSP SFAS No. 157-2), Effective Date of FASB Statement No. 157, which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 beginning January 1, 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities, and the adoption did not have a material effect on our consolidated financial statements. We are currently evaluating the impact of the adoption of FSP SFAS No. 157-2 will have on our consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are required to adopt SFAS No. 161 beginning January 1, 2009, and we do not expect the adoption will have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No. 162), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, or GAAP (the GAAP hierarchy). The FASB does not expect SFAS No. 162 to result in a change in current practice, as the intent of SFAS No. 162 is to direct the GAAP hierarchy to the reporting entity (rather than its auditor) and to place the GAAP hierarchy within the accounting literature established by the FASB. This statement is effective 60 days following the Securities and Exchange Commission, or SEC, approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In April 2008, the FASB issued FSP FAS No. 142-3 (FSP FAS No. 142-3), Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. We are required to adopt FSP No. FAS 142-3 beginning January 1, 2009, and we do not expect the adoption will have a material effect on our consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2008, are not expected to have a significant effect on the company’s consolidated financial statements.

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

During 2008 and 2007, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million and $1.0 million during the six months ended June 30, 2008 and 2007, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million and $0.4 million during the six months ended June 30, 2008 and 2007, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2008	—	—	—		—
May 1 – 31, 2008	—	—	—		—
June 1 – 30, 2008	368,000	$17.49	368,000	(1)	$31,600,000	(1)
Total	368,000	$17.49	368,000		$31,600,000

(1)	On May 7, 2008, we announced that our Board had authorized us to repurchase up to $38.0 million of our outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time beginning in the second quarter of 2008 depending on prevailing market conditions and other considerations. During June 2008, we repurchased 368,000 shares of our common stock at an average price of $17.49 per share, resulting in an aggregate purchase price of $6.4 million.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 9, 2008. The matters submitted to a vote of our stockholders were (i) the election of seven directors to our Board of Directors, (ii) reapproval of the AMN Healthcare Services, Inc. Senior Management Incentive Bonus Plan as amended, and (iii) ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Our stockholders elected the following seven directors to our Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld
Susan R. Nowakowski	31,964,926	543,722
R. Jeffrey Harris	31,961,251	547,397
William F. Miller III	31,960,991	547,657
Hala Moddelmog	31,958,553	550,095
Andrew M. Stern	31,961,186	547,462
Paul E. Weaver	31,961,221	547,427
Douglas D. Wheat	31,960,566	548,082

Our stockholders reapproved the AMN Healthcare Services, Inc. Senior Management Incentive Bonus Plan, as amended. The results of the voting were as follows:

Votes For	Votes Against	Abstained
30,351,121	2,135,310	22,213

Our stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The results of the voting were as follows:

Votes For	Votes Against	Abstained
31,862,527	636,136	9,982

Item 6.	Exhibits

Exhibit No.	Description of Document
4.1	Third Amendment to the Second Amended And Restated Credit Agreement, dated as of May 5, 2008, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.1	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer,
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)