Form 10-Q
period 2008-09-30
AMN HEALTHCARE SERVICES INC
filed 2008-11-07
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, there were 32,574,992 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,805	$18,495
Accounts receivable, net of allowance of $4,567 and $3,605 at September 30, 2008 and December 31, 2007, respectively	191,053	184,741
Prepaid expenses	10,121	9,583
Income taxes receivable	1,103	—
Deferred income taxes, net	28,081	28,084
Other current assets	4,233	2,048

Total current assets	242,396	242,951
Fixed assets, net	24,645	24,600
Deposits and other assets	14,645	11,274
Goodwill, net	252,823	241,266
Intangible assets, net	124,050	113,535

Total assets	$658,559	$633,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$457	$—
Accounts payable and accrued expenses	28,126	22,231
Accrued compensation and benefits	49,976	43,446
Income taxes payable	—	2,925
Revolving credit facility	36,500	—
Current portion of notes payable	14,949	26,616
Deferred revenue	7,971	7,647
Other current liabilities	14,567	28,018

Total current liabilities	152,546	130,883
Notes payable, less current portion	106,512	120,352
Deferred income taxes, net	68,930	71,092
Other long-term liabilities	55,289	45,099

Total liabilities	383,277	367,426

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,745 and 45,446 shares issued at September 30, 2008 and December 31, 2007, respectively	457	454
Additional paid-in capital	408,142	397,237
Treasury stock, at cost (13,170 and 11,615 shares at September 30, 2008 and December 31, 2007, respectively)	(230,138)	(201,692)
Retained earnings	97,841	71,108
Accumulated other comprehensive loss	(1,020)	(907)

Total stockholders’ equity	275,282	266,200

Total liabilities and stockholders’ equity	$658,559	$633,626

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$315,014	$300,267	$921,298	$878,123
Cost of revenue	233,954	220,529	680,245	650,921

Gross profit	81,060	79,738	241,053	227,202

Operating expenses:
Selling, general and administrative	60,260	55,769	175,480	162,340
Depreciation and amortization	3,770	2,979	10,858	8,465

Total operating expenses	64,030	58,748	186,338	170,805

Income from operations	17,030	20,990	54,715	56,397
Interest expense, net	2,550	3,071	8,021	9,529

Income before income taxes	14,480	17,919	46,694	46,868
Income tax expense	4,985	5,892	19,961	18,912

Net income	$9,495	$12,027	$26,733	$27,956

Net income per common share:
Basic	$0.29	$0.35	$0.79	$0.81

Diluted	$0.28	$0.35	$0.78	$0.80

Weighted average common shares outstanding:
Basic	33,269	34,328	33,642	34,562

Diluted	33,894	34,745	34,126	35,098

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Nine Months Ended September 30, 2008

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2007	45,446	$454	$397,237	$(201,692)	$71,108	$(907)	$266,200
Repurchase of common stock into treasury	—	—	—	(28,446)	—	—	(28,446)
Stock options and stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested	299	3	3,997	—	—	—	4,000
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(23)	—	—	—	(23)
Stock-based compensation	—	—	6,931	—	—	—	6,931
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(116)	(116)
Unrealized gain for derivative financial instruments, net of tax	—	—	—	—	—	3	3
Net income	—	—	—	—	26,733	—	26,733

Total comprehensive income							26,620

Balance, September 30, 2008	45,745	$457	$408,142	$(230,138)	$97,841	$(1,020)	$275,282

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,733	$27,956
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	10,858	8,465
Provision for bad debts	3,582	2,124
Non-cash interest expense	1,209	1,236
Provision for deferred income taxes	(2,205)	2,620
Stock-based compensation	6,931	6,220
Excess tax benefit from stock options and SARs exercised and RSUs vested	(86)	(3,303)
Loss on disposal or sale of fixed assets	140	29
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,667)	(2,853)
Income tax receivable	(1,103)	—
Prepaid expenses and other current assets	(2,496)	(468)
Deposits and other assets	(3,753)	(2,358)
Accounts payable and accrued expenses	5,482	1,421
Accrued compensation and benefits	5,863	1,872
Income taxes payable	(2,925)	8,878
Other liabilities	3,329	2,471

Net cash provided by operating activities	49,892	54,310

Cash flows from investing activities:
Purchase and development of fixed assets	(7,102)	(6,491)
Purchase of intangible assets	(40)	—
Cash payment for holdback liability for 2005 acquisition	(8,500)	—
Cash paid for acquisition, net of cash received	(30,786)	(5,482)

Net cash used in investing activities	(46,428)	(11,973)

Cash flows from financing activities:
Capital lease repayments	(491)	(472)
Payments on notes payable	(25,507)	(16,703)
Proceeds from revolving credit facility	66,500	—
Payments on revolving credit facility	(30,000)	—
Payment of financing costs	(618)	—
Repurchase of common stock	(28,446)	(18,510)
Proceeds from exercise of equity awards	4,000	2,225
Excess tax benefit from stock options and SARs exercised and RSUs vested	86	3,303
Change in bank overdraft	438	(10,450)

Net cash used in financing activities	(14,038)	(40,607)

Effect of exchange rate changes on cash	(116)	18

Net increase (decrease) in cash and cash equivalents	(10,690)	1,748
Cash and cash equivalents at beginning of period	18,495	4,422

Cash and cash equivalents at end of period	$7,805	$6,170

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $57 and $180 capitalized during the nine months ended September 30, 2008 and 2007, respectively)	$7,152	$8,973

Cash paid for income taxes (excluding $0 and $251 cash received during the nine months ended September 30, 2008 and 2007, respectively)	$26,890	$8,086

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$64	$200

Fair value of tangible assets acquired in acquisition, net of cash received	$8,778	$1,493
Goodwill	11,557	2,742
Intangible assets	13,960	4,909
Liabilities assumed	(1,173)	(1,421)
Holdback provision	(2,336)	—
Deferred tax liability	—	(2,241)

Net cash paid for acquisitions	$30,786	$5,482

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

2. IMMATERIAL CORRECTION OF AN ERROR IN PRIOR PERIODS

During the third quarter of 2008, the Company identified errors related to the income tax deductibility of housing per diem payments provided to certain of the Company’s healthcare professionals. These per diem payments were treated as fully deductible for income tax purposes when that position is not considered to be more likely than not under the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. As a result, the Company’s historical income tax provisions and related FIN48 liability balances were misstated. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods, but that its correction in the third quarter of 2008 would be material to the quarter. Consequently, the Company will revise its historical financial statements for fiscal 2006, fiscal 2007, the quarters within fiscal 2007, and the first and second quarters of fiscal 2008, when they are published again in future filings. The Company will recognize the cumulative effect of the error on periods prior to those that will be presented in future filings by adjusting other current liabilities, other long-term liabilities and retained earnings by $2.8 million, $7.2 million and $10.0 million, respectively, as of January 1, 2006.

The following table represents a summary of the effects of the immaterial error correction on the condensed consolidated balance sheet for the period indicated (unaudited and in thousands):

	As of December 31, 2007
	As previously Reported	Adjustments	Adjusted
Other current liabilities	$25,691	$2,327	$28,018
Total current liabilities	$128,556	$2,327	$130,883
Other long-term liabilities	$37,498	$7,601	$45,099
Total liabilities	$357,498	$9,928	$367,426
Retained earnings	$81,036	$(9,928)	$71,108
Total stockholders’ equity	$276,128	$(9,928)	$266,200

The following tables represent a summary of the effects of the immaterial error correction on the condensed consolidated statements of operations for the periods indicated (unaudited and in thousands, except per share amounts):

	Three Months Ended March 31, 2008				Three Months Ended June 30, 2008
	As previously Reported	Adjustments		Adjusted	As previously Reported	Adjustments		Adjusted
Income tax expense	$6,675		$792	$7,467	$6,656		$852	$7,508
Net income	$9,516		$(792)	$8,724	$9,367		$(852)	$8,515
Net income per common share:
Basic	$0.28	$		$0.26	$0.28	$		$0.25
Diluted	$0.28	$		$0.26	$0.27	$		$0.25

	Twelve Months Ended December 31, 2007				Twelve Months Ended December 31, 2006
	As previously Reported	Adjustments		Adjusted	As previously Reported	Adjustments		Adjusted
Income tax expense	$24,252		$151	$24,403	$21,675		$(244)	$21,431
Net income	$36,532		$(151)	$36,381	$35,091		$244	$35,335
Net income per common share:
Basic	$1.06	$		$1.06	$1.07	$		$1.08
Diluted	$1.05	$		$1.04	$1.02	$		$1.02

	Three Months Ended March 31, 2007				Three Months Ended June 30, 2007
	As previously Reported	Adjustments		Adjusted	As previously Reported	Adjustments		Adjusted
Income tax expense	$5,297		$611	$5,908	$6,212		$900	$7,112
Net income	$8,194		$(611)	$7,583	$9,246		$(900)	$8,346
Net income per common share:
Basic	$0.24	$		$0.22	$0.27	$		$0.24
Diluted	$0.23	$		$0.21	$0.26	$		$0.24

	Three Months Ended September 30, 2007				Three Months Ended December 31, 2007
	As previously Reported	Adjustments		Adjusted	As previously Reported	Adjustments		Adjusted
Income tax expense	$7,831		$(1,939)	$5,892	$4,912		$579	$5,491
Net income	$10,088		$1,939	$12,027	$9,004		$(579)	$8,425
Net income per common share:
Basic	$0.29	$		$0.35	$0.27	$		$0.25
Diluted	$0.29	$		$0.35	$0.26	$		$0.25

	Nine Months Ended September 30, 2007
	As previously Reported	Adjustments		Adjusted
Income tax expense	$19,340		$(428)	$18,912
Net income	$27,528		$428	$27,956
Net income per common share:
Basic	$0.80	$		$0.81
Diluted	$0.78	$		$0.80

Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net income was revised as shown above with an offset to other liabilities caption within operating activities.

3. STOCK-BASED COMPENSATION

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), Share-Based Payment, on January 1, 2006. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

Stock Options and Stock Appreciation Rights

Stock-based compensation expense for the nine months ended September 30, 2008 and September 30, 2007 for stock appreciation rights (“SARs”) granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected term	3.9 years	3.8 years
Risk-free interest rate	2.5%	4.5%
Volatility	30%	31%
Dividend yield	0%	0%

The weighted average grant date fair value of the 605,000 SARs granted during the nine months ended September 30, 2008 was $4.37 per SAR, and the weighted average grant date fair value of SARs granted during the nine months ended September 30, 2007 was $7.41 per SAR. As of September 30, 2008, there was $4.9 million of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.7 years.

The following table summarizes stock options and SARs activity for the nine months ended September 30, 2008:

	Number of Awards (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	3,080	$17.22
Granted	605	$16.21
Exercised	(301)	$13.65
Cancelled/forfeited/expired	(310)	$21.85

Outstanding at September 30, 2008	3,074	$16.91	6.9	$6,026

Exercisable at September 30, 2008	1,970	$16.42	5.9	$4,721

Restricted Stock Units

Restricted stock units (“RSUs”), granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes RSUs activity for non-vested awards for the nine months ended September 30, 2008:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	408	$21.94
Granted	388	$16.31
Vested	(15)	$22.04
Cancelled/forfeited/expired	(46)	$20.64

Unvested at September 30, 2008	735	$19.04

As of September 30, 2008, there was $9.0 million of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.1 years.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and nine month periods ended September 30, 2008 and 2007, in accordance with SFAS No. 123R (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based employee compensation, before tax	$2,426	$2,266	$6,931	$6,220
Related income tax benefit	(929)	(990)	(2,794)	(2,563)

Stock-based employee compensation, net of tax	$1,497	$1,276	$4,137	$3,657

For the nine months ended September 30, 2008 and 2007, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $86,000 and $3,303,000, respectively, for excess tax benefits related to equity awards exercised and vested during the period.

4. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock-based equity instruments.

Stock-based awards to purchase 1,218,000 and 1,394,000 shares for the three and nine month periods ended September 30, 2008, respectively, and 1,488,000 and 712,000 shares for the three and nine month periods ended September 30, 2007, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$9,495	$12,027	$26,733	$27,956

Weighted average common shares outstanding—basic	33,269	34,328	33,642	34,562

Net income per common share—basic	$0.29	$0.35	$0.79	$0.81

Weighted average common shares outstanding—basic	33,269	34,328	33,642	34,562
Plus dilutive equity instruments	625	417	484	536

Weighted average common shares outstanding—diluted	33,894	34,745	34,126	35,098

Net income per common share—diluted	$0.28	$0.35	$0.78	$0.80

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, the Company had the following intangible assets (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(1,176)	$1,254	$1,890	$(752)	$1,138
Customer relationships	36,400	(7,302)	29,098	34,100	(5,166)	28,934
Tradenames and trademarks	13,551	(1,147)	12,404	2,711	(565)	2,146
Noncompete agreements	1,430	(651)	779	1,110	(442)	668
Acquired technology	800	(217)	583	800	(98)	702
Online courses	59	(27)	32	59	(12)	47

	$54,670	$(10,520)	$44,150	$40,670	$(7,035)	$33,635

Intangible assets not subject to amortization:
Goodwill (1)	$263,275	$(10,452)	$252,823	$251,718	$(10,452)	$241,266
Tradenames and trademarks	79,900	—	79,900	79,900	—	79,900

	$343,175	$(10,452)	$332,723	$331,618	$(10,452)	$321,166

(1)	Goodwill accumulated amortization represents amortization expense recorded prior to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

The increase in the gross amounts of goodwill and intangible assets of $11,557,000 and $14,000,000, respectively, during the nine month period ended September 30, 2008, was primarily due to the asset acquisition of Platinum Select, L.P. (“Platinum Select Staffing”) in February 2008. The increase in the gross amounts of goodwill and intangible assets were recorded in the Company’s nurse and allied healthcare staffing segment.

Aggregate amortization expense for the intangible assets presented in the above table was $1,204,000 and $959,000 for the three months ended September 30, 2008 and 2007, respectively and $3,485,000 and $2,552,000 for the nine months ended September 30, 2008 and 2007, respectively. Estimated future aggregate amortization expense of intangible assets as of September 30, 2008 is as follows (in thousands):

Amount
Three months ending December 31, 2008	$1,205
Year ending December 31, 2009	4,809
Year ending December 31, 2010	4,613
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Thereafter	26,294

$44,150

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

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets and stock-based compensation expense. Management believes that segment operating income is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Nurse and allied healthcare staffing	$217,107	$204,083	$636,434	$605,380
Locum tenens staffing	85,331	83,004	245,541	234,346
Physician permanent placement services	12,576	13,180	39,323	38,397

	$315,014	$300,267	$921,298	$878,123

Segment Operating Income
Nurse and allied healthcare staffing	$13,776	$15,674	$45,949	$43,040
Locum tenens staffing	6,687	7,555	16,589	18,613
Physician permanent placement services	2,763	3,006	9,966	9,429

	23,226	26,235	72,504	71,082
Depreciation and amortization	3,770	2,979	10,858	8,465
Stock-based compensation	2,426	2,266	6,931	6,220
Interest expense, net	2,550	3,071	8,021	9,529

Income before income taxes	$14,480	$17,919	$46,694	$46,868

7. ACQUISITIONS

On February 15, 2008, the Company acquired substantially all of the assets of Platinum Select Staffing, a national travel allied staffing firm. The strategic combination has further broadened the type of services the Company offers. The total initial purchase price was $33.3 million, which included $30.4 million cash consideration, $2.3 million cash holdback, $0.4 million of direct transaction costs and $0.2 million excess net working capital payable. The acquisition agreement also provides for a contingent earn-out payment up to $17.0 million to be paid in 2009, if certain annual financial goals are met. The allocation of the purchase price consisted of $7.8 million of net tangible assets acquired, $11.5 million of goodwill and $14.0 million of identified intangible assets. The intangible assets included the fair value of trademarks, tradenames, customer relationships, non-compete agreements and staffing databases. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 17 years. The goodwill was allocated to the Company’s nurse and allied healthcare staffing segment. The acquisition was recorded using the purchase method of accounting. The results of operations of Platinum Select Staffing are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements from the acquisition date.

In April 2008, in connection with the acquisition of The MHA Group, Inc. (“MHA”) in November 2005, the Company made a cash payment of $8.5 million to the selling shareholders representing a portion of the holdback of the initial purchase price. As of September 30, 2008, the Company’s remaining holdback liability in connection with MHA was $4.7 million, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

8. FAIR VALUE MEASUREMENT

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. Accordingly, the Company will adopt the methods of fair value described in SFAS No. 157 for nonfinancial assets and liabilities on January 1, 2009.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”) and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan, which is recorded in deposits and other assets in the accompanying condensed balance sheet as of September 30, 2008, consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable market data. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Trading securities investment	$1,401	$1,401	$—	$—
Interest rate swap	$12	$—	$12	$—

	$1,413	$1,401	$12	$—
Financial Liabilities:
Interest rate swaps	$1,061	$—	$1,061	$—

	$1,061	$—	$1,061	$—

9. INTEREST RATE SWAP AGREEMENTS

In addition to the Company’s two existing interest rate swap agreements, in July 2008, the Company entered into five additional interest rate swap agreements for notional amounts of $10.0 million each, whereby the Company pays fixed rates ranging from 3.20% to 4.33% under these agreements and receives a floating three- month LIBOR. Three of the agreements became effective in September 2008, and the remaining two will become effective in December 2009. These agreements expire beginning June 2009 through September 2010. No initial investments were made to enter into these agreements.

10. REVOLVING CREDIT FACILITY

Amounts available under the Company’s revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At September 30, 2008, there was $36.5 million outstanding under the Company’s revolving credit facility. At December 31, 2007, the Company had no borrowings outstanding under its revolving credit facility.

11. STOCK REPURCHASE

The Company’s Board has authorized the repurchase of up to $38.0 million of its outstanding common stock in the open market through March 31, 2009. Under the repurchase authorization, share purchases may be made from time to time, beginning in the second quarter of 2008, depending on prevailing market conditions and other considerations. During the nine months ended September 30, 2008, the Company repurchased 1,554,600 shares of its common stock at an average price of $18.30 per share, resulting in an aggregate purchase price of $28.4 million. As of September 30, 2008, the remaining approximate dollar value that may be purchased under the authorization is approximately $9.6 million. Subsequent to September 30, 2008, the Company has not repurchased additional outstanding common stock in the open market.

In connection with the stock repurchase program, effective May 2, 2008, the Company entered into a Third Amendment (the “Third Amendment”) to its Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated November 2, 2005. The Third Amendment provides that the Company may repurchase its common stock in an aggregate cash amount not to exceed $50.0 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also modified the Company’s existing $15.0 million borrowing capacity, by changing the type of debt from unsecured to secured (subject to certain conditions) and increased the annual capital expenditure limit to $15.0 million. Additionally, the Company incurred an amendment fee of $0.6 million, which was deferred and is being be amortized using the effective interest method over the remaining term of the credit facility.

12. CONTINGENT LIABILITIES

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

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, is the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes, in connection with its locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. The Company has appealed the EDD’s assessment, but on September 5, 2008 the Company made a payment to the EDD in the amount of $2.3 million to cease the accrual of interest while the appeal is pending. Of the $2.3 million payment, $1.8 million was related to the periods prior to the MHA acquisition in November 2005 and $0.5 million was related to the post-acquisition period. The $1.8 million related to the pre-acquisition period is fully indemnified by the former MHA selling shareholders, and the Company has retained a holdback of $4.7 million for such pre-acquisition contingency matters, which is recorded in other long-term liabilities in the accompanying condensed balance sheet as of September 30, 2008. There is potential exposure subsequent to the EDD assessment period, but the Company believes the exposure to be immaterial to its consolidated financial statements.

During the quarter ended September 30, 2008, the Company received a claim from several former employees at Rx Pro Health, an indirect wholly owned subsidiary of the Company, for which the Company has established a liability of $1.0 million, which has been recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

The Company is currently not aware of any other pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Our hospital and healthcare facility clients utilize our temporary staffing services to cost-effectively manage both short and long-term shortages in their staff due to a variety of circumstances such as a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, seasonal patient census variations and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of quality temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths and our reliable and superior customer service.

The demand and overlap of clients seeking physicians for both temporary and permanent placement assignments provide us an opportunity to cross-sell our physician permanent placement services. The physician permanent placement market has solid growth potential due to client demand for physicians that enable our clients to generate revenue. Physicians are significant drivers of revenue, influencing many hospitals, healthcare facilities and physician practice groups to devote the resources necessary to recruit them. While this demand creates significant competition for a limited supply of physicians, our national reach and brand recognition positions us well in this environment.

Our staffing and recruitment services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

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

As of September 30, 2008, we had temporary healthcare professionals on assignment at approximately 3,000 different healthcare facility clients. We provide staffing services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our travel nursing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services to hospitals and healthcare professionals under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007, and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

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

For the three months ended September 30, 2008, we recorded revenue of $315.0 million, as compared to revenue of $300.3 million for the three months ended September 30, 2007. We recorded net income of $9.5 million for the three months ended September 30, 2008, as compared to net income of $12.0 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded revenue of $921.3 million, as compared to revenue of $878.1 million for the nine months ended September 30, 2007. We recorded net income of $26.7 million for the nine months ended September 30, 2008, as compared to net income of $28.0 million for the nine months ended September 30, 2007.

Recent Trends

In September 2008, Staffing Industry Analysts (“SIA”) released revised growth estimates of U.S. temporary healthcare staffing industry revenues. SIA now expects the industry revenue, which includes per diem nurse staffing which is a market segment in which we do not participate, to grow by 3.5% in 2008 to $11.7 billion, slightly less than its previous estimate. Industry revenue estimates for 2008 for the markets in which we provide temporary healthcare staffing services are $2.4 billion for travel nursing, $1.9 billion for locum tenens and $3.4 billion for allied healthcare.

Our nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During 2007 and continuing into 2008, this segment experienced lower demand. The lower demand was driven by several factors, including hospital admission levels, budget concerns given the soft economic environment, and some hospitals’ increased reliance on permanent labor to meet staffing needs both generally and on an incremental basis by reducing hours, shifts and/or assignments available for temporary workers. We believe that the increased role played by vendor management service companies in our industry may also be affecting demand and revenues, through tightening pricing and impacting our client relationships and client loyalty.

We recruit a small percentage of nurses from international channels through our O’Grady Peyton International (“OGP”) brand to meet our facility clients’ long-term staffing needs. Revenue from OGP comprises about 3% of our consolidated revenue. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Since late 2006, the number of permanent immigrant visas available for nurses overseas has been limited as a result of these quotas, which has constricted our ability to place any new international travelers on assignment. Federal legislation has been introduced that, if passed, would have the effect of increasing the permanent visas available for nurses.

Locum tenens physicians are used by hospitals, healthcare facilities and physician practice groups to fill temporary vacancies created by vacations and leave schedules, and increasingly, to bridge the gap while these clients seek permanent candidates. SIA estimated that the locum tenens market will continue to be the fastest-growing segment of the healthcare staffing industry in 2008. While demand remains solid, we believe it is tempered by general economic conditions.

While our services are not directly paid by Medicare, we have experience reduced demand for radiologists and radiology imaging professionals due to changes in Medicare reimbursement for these services. We have incurred additional bad debt expenses as a result of the negative impact these Medicare changes have had on certain clients in the radiology sector.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The preparation of our financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable, contingencies and litigation, valuation and recognition of share-based payments and income taxes. We state these accounting policies in the notes to the audited financial statements for the year ended December 31, 2007, contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, and in relevant sections in this management’s discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

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

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include tax, payroll and employee-related matters and investigations by governmental agencies regarding our employment practices. As we become aware of such claims and legal actions, we establish reserves if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide disclosure, as appropriate.

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, is the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes, in connection with our locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. We have appealed the EDD’s assessment, but on September 5, 2008 we made a payment to the EDD in the amount of $2.3 million to cease the accrual of interest while the appeal is pending. Of the $2.3 million payment, $1.8 million was related to periods prior to the MHA acquisition in November 2005 and $0.5 million was related to the post-acquisition period. The $1.8 million related to the pre-acquisition period is fully indemnified by the former MHA selling shareholders, and we retain a holdback of $4.7 million for such pre-acquisition contingency matters, which is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2008. There is potential exposure subsequent to the assessment period, but we believe the exposure to be immaterial to our consolidated financial statements.

During the quarter ended September 30, 2008, we received a claim from several former employees at Rx Pro Health, an indirect wholly owned subsidiary of the Company, for which we have established a liability of $1.0 million, which has been recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

We currently are not aware of any other pending or threatened litigation that would be considered reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Share-Based Payments

Effective January 1, 2006, we adopted the provisions of revised SFAS No. 123 (“SFAS No. 123R”), Share-Based Payment, which established accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate and award forfeiture rate. The input factors to be used in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 2 to the accompanying condensed consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We estimate the expected term, dividend yield and risk-free interest rate assumptions consistent with the methodologies used prior to January 1, 2006. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility and therefore utilize this measure. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model in the future, which could materially affect our net income and earnings per share.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.3	73.4	73.8	74.1

Gross profit	25.7	26.6	26.2	25.9
Selling, general and administrative	19.1	18.6	19.0	18.5
Depreciation and amortization	1.2	1.0	1.2	1.0

Income from operations	5.4	7.0	6.0	6.4
Interest expense, net	0.8	1.0	0.9	1.1

Income before income taxes	4.6	6.0	5.1	5.3
Income tax expense	1.6	2.0	2.2	2.2

Net income	3.0%	4.0%	2.9%	3.1%

Comparison of Results for the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenue. Revenue increased 5%, to $315.0 million for the three months ended September 30, 2008 from $300.3 million for the same period in 2007, primarily due to pricing increases combined with volume growth in the locum tenens staffing segment and the acquisition of Platinum Select Staffing in February 2008 in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue increased 6%, to $217.1 million for the three months ended September 30, 2008 from $204.1 million for the same period in 2007. Of the $13.0 million increase, $3.8 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $0.4 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $14.1 million was attributable to the acquisition of Platinum Select Staffing in February 2008. The increases were partially offset by a $5.3 million decrease primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment mainly in our OGP division.

Locum tenens staffing segment revenue increased 3%, to $85.3 million for the three months ended September 30, 2008 from $83.0 million for the same period in 2007. Of the $2.3 million increase, $2.3 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended September 30, 2008, and $1.9 million was attributable to increases in the average bill rate billed to clients. These increases were partially offset by a $1.9 million decrease due to a shift in the mix of specialties worked.

Physician permanent placement services segment revenue decreased 5%, to $12.6 million for the three months ended September 30, 2008 from $13.2 million for the same period in 2007.

Cost of Revenue. Cost of revenue increased 6%, to $234.0 million for the three months ended September 30, 2008 from $220.5 million for the same period in 2007, primarily due to an increase in the compensation and housing costs provided to the healthcare professionals and the acquisition of Platinum Select Staffing in February 2008.

Nurse and allied healthcare staffing segment cost of revenue increased 7%, to $166.0 million for the three months ended September 30, 2008 from $154.7 million for the same period in 2007. Of the $11.3 million increase, $4.3 million was attributable to net increases in compensation, primarily related to wages and travel costs provided to our temporary healthcare professionals, $0.3 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $10.7 million was attributable to the acquisition of Platinum Select Staffing in February 2008. The increases were partially offset by a $4.0 million decrease attributable to a decrease in the average number of temporary healthcare professionals on assignment, excluding the impact from the acquisition of Platinum Select Staffing.

Locum tenens staffing segment cost of revenue increased 3%, to $62.7 million for the three months ended September 30, 2008 from $60.6 million for the same period in 2007. Of the $2.1 million increase, $1.9 million was attributable to an increase in the average daily rate paid to the healthcare professionals and $1.7 million was attributable to an increase in the number of days filled by healthcare professionals during the three months ended September 30, 2008. These increases were partially offset by a $1.5 million decrease due to a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue increased 2%, to $5.3 million for the three months ended September 30, 2008 from $5.2 million for the same period in 2007.

Gross Profit. Gross profit increased 2%, to $81.1 million for the three months ended September 30, 2008 from $79.7 million for the same period in 2007, representing gross margins of 25.7% and 26.6%, respectively. Gross margin by reportable segment for the three months ended September 30, 2008 and 2007 was 23.6% and 24.2% for nurse and allied healthcare staffing, 26.6% and 27.0% for locum tenens staffing and 57.5% and 60.2% for physician permanent placement services, respectively. The decrease in the nurse and allied healthcare staffing segment gross margin was primarily attributable to the retraction of the higher margin international business from our OGP division combined with an increase in our pay-to-bill spread and travel costs. The decrease in the locum tenens staffing segment gross margin was primarily attributable to an increase in housing costs and a shift in the mix of specialties worked.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8%, to $60.3 million for the three months ended September 30, 2008 from $55.8 million for the same period in 2007. Of the $4.5 million increase, $2.4 million was attributable to the acquisition of Platinum Select Staffing in February 2008, $0.6 million and $1.0 million were attributable to restructuring and legal costs, respectively, associated with Rx Pro Health, and the remaining increase was primarily attributable to increases in professional liability insurance and employee expenses. The increases were partially offset by decreases in office and international operations expenses. Selling, general and administrative expenses by reportable segment for the three months ended September 30, 2008 and 2007, respectively, were $39.5 million and $35.7 million for nurse and allied healthcare staffing, $16.1 million and $15.0 million for locum tenens staffing and $4.7 million and $5.1 million for physician permanent placement services.

Depreciation and Amortization Expenses. Amortization expense increased 20%, to $1.2 million for the three months ended September 30, 2008 from $1.0 million for the same period in 2007, primarily attributable to the amortization of identifiable amortizable intangible assets acquired through the acquisition of Platinum Select in February 2008. Depreciation expense increased to $2.6 million for the three months ended September 30, 2008 from $2.0 million for the same period in 2007, primarily attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $2.6 million for the three months ended September 30, 2008 as compared to $3.1 million for the same period in 2007. The $0.5 million decrease was primarily attributable to lower average debt outstanding balance for the three months ended September 30, 2008 as compared to the same period in 2007.

Income Tax Expense. Income tax expense decreased to $5.0 million for the three months ended September 30, 2008 from $5.9 million for the same period in 2007, reflecting effective income tax rates of 34.4% and 32.9% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the timing of certain income tax exposure accruals recorded during the three months ended September 30, 2008 as compared to 2007.

Comparison of Results for the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenue. Revenue increased 5%, to $921.3 million for the nine months ended September 30, 2008 from $878.1 million for the same period in 2007, primarily due to pricing increases in the locum tenens staffing segment and the acquisitions of Platinum Select Staffing in February 2008 and Rx Pro Health in May 2007 in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue increased 5%, to $636.4 million for the nine months ended September 30, 2008 from $605.4 million for the same period in 2007. Of the $31.0 million increase, $13.2 million was attributable to the increase in revenue generated per temporary healthcare professional due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $2.1 million was attributable to one extra day in the nine months ended September 30, 2008, $1.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $35.9 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $4.6 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by a $25.8 million decrease primarily due to a reduced average number of temporary healthcare professionals on assignment in our OGP division.

Locum tenens staffing segment revenue increased 5%, to $245.6 million for the nine months ended September 30, 2008 from $234.3 million for the same period in 2007. Of the $11.3 million increase, $11.0 million was attributable to increases in the average daily rate billed to clients and $3.2 million was attributable to an increase in the number of days filled by healthcare professionals during the nine months ended September 30, 2008. These increases were partially offset by a $2.9 million decrease due to a shift in the mix of specialties worked.

Physician permanent placement services segment revenue increased 2%, to $39.3 million for the nine months ended September 30, 2008 from $38.4 million for the same period in 2007.

Cost of Revenue. Cost of revenue increased 5%, to $680.2 million for the nine months ended September 30, 2008 from $650.9 million for the same period in 2007, primarily due to an increase in the compensation and housing costs provided to the healthcare professionals and the acquisitions of Platinum Select Staffing in February 2008 and Rx Pro Health in May 2007, which were partially offset by lower workers compensation and medical insurance costs.

Nurse and allied healthcare staffing segment cost of revenue increased 5%, to $483.5 million for the nine months ended September 30, 2008 from $462.5 million for the same period in 2007. Of the $21.0 million increase, $8.4 million was attributable to net increases in compensation, primarily related to wages and housing costs provided to our temporary healthcare professionals partially offset by favorable insurance claims, $1.7 million was attributable to one extra billing day during the nine months ended September 30, 2008, $0.8 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $27.4 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $2.5 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by a $19.8 million decrease attributable to a reduced average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions.

Locum tenens staffing segment cost of revenue increased 4%, to $180.8 million for the nine months ended September 30, 2008 from $173.4 million for the same period in 2007. Of the $7.4 million increase, $7.5 million was attributable to increase in the average daily rate paid to the healthcare professionals, and $2.4 million was attributable to an increase in the number of days filled during the nine months ended September 30, 2008. These increases were partially offset by a $2.5 million decrease due to a shift in the mix of physician specialties worked.

Physician permanent placement services segment cost of revenue increased 6%, to $15.9 million for the nine months ended September 30, 2008 from $15.0 million for the same period in 2007.

Gross Profit. Gross profit increased 6%, to $241.1 million for the nine months ended September 30, 2008 from $227.2 million for the same period in 2007, representing gross margins of 26.2% and 25.9%, respectively. Gross margin by reportable segment for the nine months ended September 30, 2008 and 2007 was 24.0% and 23.6% for nurse and allied healthcare staffing, 26.4% and 26.0% for locum tenens staffing and 59.6% and 61.1% for physician permanent placement services, respectively. The increase in the nurse and allied healthcare staffing segment gross margin was primarily attributable to a decrease in health insurance claims and improved bill-to-pay spreads in domestic travel nursing, and the increase in the locum tenens staffing segment gross margin was primarily attributable to a favorable pay-to-bill spread in the locum tenens staffing segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8%, to $175.5 million for the nine months ended September 30, 2008 from $162.3 million for the same period in 2007. Of the $13.2 million increase, $5.7 million was attributable to the acquisition of Platinum Select Staffing in February 2008, $0.6 million and $1.0 million were attributable to restructuring and legal costs, respectively, associated with Rx Pro Health, and the remaining increase was primarily attributable to increases in professional liability insurance costs and bad debt expense. Selling, general and administrative expenses by reportable segment for the nine months ended September 30, 2008 and 2007, respectively, were $113.0 million and $105.4 million for nurse and allied healthcare staffing, $48.4 million and $42.5 million for locum tenens staffing and $14.1 million and $14.4 million for physician permanent placement services.

Depreciation and Amortization Expenses. Amortization expense increased to $3.5 million for the nine months ended September 30, 2008 from $2.6 million for the same period in 2007, primarily attributable to the amortization of identifiable amortizable intangible assets recorded as a result of the acquisition of Rx Pro Health in May 2007 and the Platinum Select Staffing acquisition in February 2008. Depreciation expense increased to $7.4 million for the nine months ended September 30, 2008 from $5.9 million for the same period in 2007, primarily attributable to additional internally developed software.

Interest Expense, Net. Interest expense, net, was $8.0 million for the nine months ended September 30, 2008 as compared to $9.5 million for the same period in 2007. The $1.5 million decrease was primarily attributable to lower average debt outstanding balance for the nine months ended September 30, 2008 as compared to the same period in 2007.

Income Tax Expense. Income tax expense increased to $20.0 million for the nine months ended September 30, 2008 from $18.9 million for the same period in 2007, reflecting effective income tax rates of 42.7% and 40.4% for these periods, respectively. The increase in the effective income tax rate was primarily attributable the timing of certain income tax exposure accruals recorded during the nine months ended September 30, 2008 as compared to 2007.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, common stock repurchases and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near-future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to the Company of any further disruption in the credit environment.

At September 30, 2008, $158.0 million was outstanding under our credit facility. We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. We expect to be able to finance future acquisitions or stock repurchases either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At September 30, 2008, our days sales outstanding (“DSO”) was 56 days. At September 30, 2007, our DSO was 60 days and at December 31, 2007, our DSO was 59 days. The decrease in DSO compared to December 31, 2007 and September 30, 2007 was due primarily to an improvement in collection efforts during the nine months ended September 30, 2008. Our principal sources of cash to fund our working capital needs are cash generated from operating activities. Net cash provided by operations decreased $4.4 million from $54.3 million in the nine months ended September 30, 2007 to $49.9 million in the nine months ended September 30, 2008. This decrease in net cash provided by operations was primarily driven by income tax payments during the nine months ended September 30, 2008, partially offset by increases in accrued compensation and benefits, accounts payable and other accrued expenses.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $7.1 million and $6.5 million for the nine months ended September 30, 2008 and 2007, respectively. For the first nine months of 2008, our capital expenditures were $4.9 million for purchased and internally developed software and $2.2 million for computers, furniture and equipment and other expenditures. We expect our future capital expenditure requirements to be similar to those during the nine months ended September 30, 2008.

Our business acquisition expenditures were $39.3 million during the nine months ended September 30, 2008, compared to $5.5 million during the nine months ended September 30, 2007, which was related to the acquisition of Rx Pro Health in May 2007. Of the $39.3 million expenditure during the nine months ended September 30, 2008, $30.8 million was the cash consideration used for the acquisition of Platinum Select Staffing in February 2008 and $8.5 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of MHA in 2005. We financed the Platinum Select Staffing acquisition using $18.0 million of cash on hand at the purchase date and the balance from our revolving credit facility. We will continue to evaluate and look for acquisition opportunities that may require additional funding. As of September 30, 2008, our remaining holdback liability in connection with MHA was $4.7 million, which was included in other long-term liabilities in the accompanying condensed consolidated balance sheet, and our holdback liability in connection with Platinum Select Staffing was $2.3 million, which we expect to pay back to the selling shareholders in August 2009 and was included in other current liabilities in the accompanying condensed consolidated balance sheet.

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

Effective May 2, 2008, we entered into a Third Amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment provides that we may repurchase our common stock in an aggregate cash amount not to exceed $50.0 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also modified our existing $15.0 million borrowing capacity, by changing the type of debt from unsecured to secured (subject to certain conditions) and increased the annual capital expenditure limit to $15.0 million. Additionally, we incurred an amendment fee of $0.6 million, which is deferred and is being amortized using the effective interest method over the remaining term of the credit facility.

On May 7, 2008, we announced that our Board had authorized us to repurchase up to $38.0 million of our outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time beginning in the second quarter of 2008, depending on prevailing market conditions and other considerations. During the nine months ended September 30, 2008, we repurchased 1,554,600 shares of our common stock at an average price of $18.30 per share, resulting in an aggregate purchase price of $28.4 million.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.375% and 0.5% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At September 30, 2008, there was $36.5 million outstanding under our revolving credit facility.

Initially, the term loan portion of our Credit Agreement was subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable through 2011. Subsequent voluntary prepayments have been applied ratably thereby lowering the effective payment proportion relative to the initial principle amount. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments.

We are required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. We also are required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, which commenced in the fiscal year ended December 31, 2006, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments. On February 5, 2008, we made a total payment of $14.0 million, among which $10.1 million was used for the 2007 excess cash flow requirement, $3.8 million was applied to the quarterly principal amortization payments for three months ended March 31, 2008, and the remaining $0.1 million was applied to the quarterly principal amortization payment for the three months ended June 30, 2008. The voluntary prepayments made during 2007 and the $10.1 million payment made in February 2008 satisfied the excess cash flow prepayment requirement for 2007. In July 2008, we made additional voluntary prepayment in amount of $4.0 million. In connection with the prepayments made during the nine months ended September 30, 2008, we wrote off $0.1 million of deferred financing costs, which was recorded in the interest expense. In June and September 2008, we made quarterly principal amortization payments of $3.8 million and $3.7 million, respectively. At September 30, 2008, the total term loan outstanding (including both the current and long term portions) was $121.5 million.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 2.50 to 1.00 for the fiscal quarter ending September 30, 2008, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.25 to 1.00 for the fiscal quarter ending September 30, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at September 30, 2008.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. In July 2008, in addition to the two existing interest rate swap agreements, we entered into five new interest rate swap agreements for notional amounts of $10.0 million each, whereby we will pay fixed rates ranging from 3.20% to 4.33% under these agreements and receive a floating three-month LIBOR. Three of the agreements became effective in September 2008, and the remaining two will become effective in December 2009. These agreements expire beginning June 2009 through September 2010. No initial investments were made to enter into these agreements. As of September 30, 2008, five interest rate swap agreements were effective with notional amounts totaling $95 million. We pay fixed rates ranging from 3.20% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning December 2008 through December 2009, and no initial investments were made to enter into these agreements.

At September 30, 2008 and December 31, 2007, the interest rate swap agreements had a fair value of $(1.0) million and $(1.1) million, respectively, which is included in other liabilities in the accompanying condensed consolidated balance sheets. Our interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, we discount our derivative liabilities to reflect the potential credit risk to lenders. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges.

As of September 30, 2008 and December 31, 2007, our credit facility also served to collateralize certain letters of credit aggregating $18.4 million and $20.0 million, respectively, issued by us in the normal course of business.

We are also required to maintain minimum financial thresholds with respect to our lease agreement for our corporate headquarters in San Diego, California. These include a minimum net income coverage ratio, based on net income and rent expense as defined in the lease agreement, as of the end of each fiscal quarter of not less than 2.25 to 1.00 for the fiscal quarter ended September 30, 2008 and thereafter, and a minimum market capitalization of $350.0 million or greater. The market capitalization is calculated by multiplying the number of fully diluted common shares outstanding at the last day of the applicable quarter by the average closing share price during the last thirty calendar days of the applicable quarter. We were in compliance with these requirements at September 30, 2008. Should we fail to meet these minimum financial thresholds we would be required to establish a letter of credit equal to twelve months of the then-current monthly installment of base rent.

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

Other new pronouncements issued but not effective until after September 30, 2008, are not expected to have a significant effect on the company’s consolidated financial statements.

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

•

our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks and physician practice groups on terms attractive to us and to secure orders related to those contracts, which ability is affected by many factors, including increasingly the role of vendor management companies;

•	our ability to demonstrate the value of our services to our healthcare and facility clients, which may be impacted by the role of intermediaries such as vendor management companies;

•	our ability to maintain and enhance the brand identities we have developed, at reasonable costs;

•	changes in the timing of hospital, healthcare facility and physician practice group clients’ orders for temporary healthcare professionals;

•

the general level of patient occupancy and utilization of services at our hospital and healthcare facility clients’ facilities, including the potential impact on such utilization caused by adoption of alternative modes of healthcare delivery, which utilization may influence demand of our services;

•	the overall level of demand for services offered by temporary and permanent healthcare staffing providers;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•	the variation in pricing of the healthcare facility contracts under which we place temporary healthcare professionals;

•

our ability to successfully design our strategic growth, acquisition and integration strategies, and to implement those strategies, which includes our ability to obtain credit at reasonable terms to complete acquisitions, integrate acquired companies’ accounting, management information, human resource and other administrative systems, and implement or remediate controls, procedures and policies at acquired companies;

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

•

our ability to grow and operate our business in compliance with legislation and regulations, including regulations that may affect our clients and, in turn, affect demand for our services, such as Medicare reimbursement rates which may negatively affect both orders and client receivables;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack or breach of security of our data systems;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	our ability to meet our financial covenants, which if not met, could adversely affect our liquidity;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retentions.

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

During 2008 and 2007, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.3 million and $1.4 million during the nine months ended September 30, 2008 and 2007, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.7 million and $0.6 million during the nine months ended September 30, 2008 and 2007, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2008	—	—	—	$31,552,000
August 1 – 31, 2008	734,200	$18.16	734,200	$18,220,000
September 1 – 30, 2008	452,400	$19.16	452,400	$9,550,000
Total	1,186,600	$18.54	1,186,600	$9,550,000

(1)	On May 7, 2008, we announced that the Board had authorized us to repurchase up to $38.0 million of our outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time, beginning in the second quarter of 2008, depending on prevailing market conditions and other considerations. During the nine months ended September 30, 2008, we repurchased 1,554,600 shares of its common stock at an average price of $18.30 per share, resulting in an aggregate purchase price of $28.4 million. As of September 30, 2008, the remaining approximate dollar value that may be purchased under the program is approximately $9.6 million.

Item 5.	Other Information.

The Fourth Amended and Restated By-laws of AMN Healthcare Services, Inc.

On October 21, 2008, Our Board of Directors approved amendments to our By-Laws, the Fourth Amended and Restated By-Laws of AMN Healthcare Services, Inc. (the “By-Laws”), which changes were effective immediately upon approval. Among other matters, the amendments clarified the advance notice provisions with respect to stockholder proposed director nominations, including:

1.	Clarified that stockholders seeking to nominate directors must comply with the procedures in By-Laws Section 2.11.

2.	Changed the advance notice deadlines in Section 2.11(e) establishing when a stockholder must notify the Company that the stockholder intends to nominate directors at an annual meeting of stockholders. The By-Laws now provide that any such notice must be given not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting. As a result of the amendments, for the Company’s 2009 annual meeting, to be timely, a stockholder’s notice must be delivered to, or mailed and received at, the office of the Company, addressed to the attention of the Secretary:

•	not earlier than December 10, 2008; and

•	not later than January 9, 2009.

3.	Changed the advance notice deadlines in Section 2.11(e) establishing when a stockholder must notify the Company that it intends to nominate directors in the event that a special meeting of stockholders is called. To be timely, the By-Laws now require that any such notice be given not earlier than 120 days prior to the special meeting; and no later than the later of 90 days prior to the special meeting or 10 days following the day on which public announcement is first made of the date of the special meeting.

4.

Expanded and added additional specificity in Section 2.11(f) to the categories of information which a stockholder proponent of a director nomination must provide about the proponent, any beneficial owner on whose behalf the nomination is made, and affiliates or other persons acting in concert with them, including: any arrangement with respect to such nomination between or among such stockholder, beneficial owners and affiliates; any arrangement, including derivative positions, that has been entered into on behalf of, such stockholder, beneficial owners or affiliates the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of such stockholder, beneficial owners or affiliates; any arrangement which such stockholder, beneficial owners or affiliates have a right to vote any shares of stock; and any monetary arrangements or other material relationships, between or among such stockholder, beneficial owners or affiliates. The stockholder proponent is also required to provide the Company with an update of certain of the information promptly after the record date for the meeting.

The preceding description is qualified in its entirety by reference in the By-Laws, which are incorporated by reference as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description of Document
3.1	The Fourth Amended and Restated By-laws of AMN Healthcare Services, Inc., dated October 21, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K, dated October 24, 2008)

4.1	Third Amendment to the Second Amended And Restated Credit Agreement, dated as of May 5, 2008, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

10.1	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007)

10.2	The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)