Form 10-K
period 2008-12-31
AMN HEALTHCARE SERVICES INC
filed 2009-03-02
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008 was $569,073,300 based on a closing sale price of $16.92 per share.

As of February 26, 2009, there were 32,576,274 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 9, 2009 have been incorporated by reference into Part II and Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Our Company

AMN Healthcare Services, Inc. “AMN” is the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses and allied healthcare professionals, our “healthcare professionals,” nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics, ambulatory surgery centers and pharmacies throughout the United States. We also offer a managed services program in which we manage the multiple clinical vendors for the client, as well as recruitment process outsourcing services, where we provide recruitment for permanent clinical positions for our clients.

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

Our hospital and healthcare facility clients utilize our temporary healthcare staffing services to cost-effectively manage both short and long-term shortages in their staff due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe our hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of quality temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our excellent reputation and our reliable and superior customer service.

The demand and overlap of clients seeking physicians for both temporary and permanent placement assignments provide us an opportunity to cross-sell our physician permanent placement services. The physician permanent placement market has solid long-term growth potential due to client demand for physicians that enable our clients to generate revenue. Physicians are significant drivers of revenue, influencing many hospitals, healthcare facilities and physician practice groups to devote the resources necessary to recruit them. While this demand creates significant competition for a limited supply of physicians, our national reach and brand awareness positions us well in this environment.

Our staffing services are marketed primarily to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands that include American Mobile Healthcare®, Medical ExpressSM, NurseChoice®, NursesRx®, Med Travelers®, Platinum Select StaffingSM, Rx Pro Health®, O’Grady Peyton International®, Staff Care® and Merritt, Hawkins & Associates®. Each brand has a distinct clinician focus, market strengths and brand reputation.

At the end of 2008, we had healthcare professionals on assignment at approximately 3,000 different healthcare facility clients. We provide staffing services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities, ambulatory surgery centers and retail and mail-order pharmacies, as well as to home health agencies and long-term care facilities. We market our nurse staffing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007 and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

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

Industry Overview

In January 2009, Staffing Industry Analysts (“SIA”) revised its growth estimates of U.S. temporary healthcare staffing industry revenues, from its previous September 2008 estimates. SIA’s estimates are based on staffing company self-reported estimates. SIA’s January 2009 report anticipates that for 2008, revenue for the industry (which includes per diem nurse staffing, a segment in which we do not participate) will have grown by 3.5% over the prior year to $11.7 billion, the same as SIA’s September 2008 estimate. At the same time, SIA lowered its forecast for overall healthcare staffing revenue growth in 2009 to 1.5% from its previous estimate of 3.5% growth made in September 2008. For the segments in which we provide temporary healthcare staffing services, SIA’s estimates of industry revenue in 2008 are: $2.4 billion for travel nursing, $1.9 billion for locum tenens and $3.4 billion for allied healthcare. For 2009, the anticipated revenues (and segment growth/reduction over the prior year) for these segments are: for travel nursing: $2.4 billion (a 1% reduction in revenue growth from 2008); for locum tenens: $2.1 billion (a 14% increase over 2008); for allied: $3.6 billion (a 4.5% increase over 2008); and for per diem nursing, the segment in which we do not participate: $3.8 billion (a 5.0% decrease over 2008).

Our nurse and allied healthcare staffing segment, the Company’s largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During 2007 and increasingly throughout 2008, this segment experienced lower demand. The lower demand was driven by several factors, including hospital admission levels, budget concerns given the economic environment, and hospitals’ increased reliance on permanent labor to meet staffing needs both generally and on an incremental basis by reducing hours, shifts and/or assignments available for temporary workers. The increased role played by vendor management service companies in our industry may also be affecting demand and revenues, through tightening pricing and impacting our client relationships and client loyalty. Toward the end of 2008, and into 2009, demand decreased considerably in the nurse and allied segment, we believe due to widespread and unprecedented economic conditions. We believe the effects on our clients reducing demand include: reduced census levels due partially to lower volume of elective surgeries; lower permanent staff attrition rates due to high general unemployment; reduced insurance and Medicare reimbursement levels and anticipated additional future reductions; severely constricted budgets for both private institutions and publicly-supported facilities; and perhaps a forbearance or reluctance to contract for future services due to uncertainty regarding future patient admission levels and general anxiety regarding receivables and available credit. In the allied staffing segment, demand varies considerably by specialty.

We recruit a small percentage of our nurses from international channels through our O’Grady Peyton International (“OGP”) brand to meet our facility clients’ long-term staffing needs. Revenue from OGP has fallen from about 5% to now comprise about 3% of our consolidated revenue, as our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Since late 2006, the number of permanent immigrant visas available for nurses overseas has been limited as a result of these quotas, which has constricted our ability to place any new international nurses on assignment. We continue to support federal legislation that would have the effect of increasing the permanent visas available for nurses. However, we have also taken steps to reduce our infrastructure and staff attributed to international recruiting and shift resources where appropriate.

Locum tenens physicians are used by hospital, healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules, and increasingly, to bridge staffing gaps while these clients seek permanent physician candidates. SIA has estimated that the locum tenens market will continue to be the fastest-growing segment of the healthcare staffing industry in 2009. Demand remains relatively stable across the industry, with radiology being one of the few weak areas nationally; however, we believe demand is tempered by the general poor economic conditions and have experienced slight moderating in the first quarter of 2009.

While our services are not directly paid by Medicare, we have experienced reduced demand for radiologists and radiology imaging professionals due to changes in Medicare reimbursement for these services. We have also incurred additional bad debt expenses as a result of the negative impact these Medicare changes have had on certain clients in the radiology sector.

Competition

The healthcare staffing and recruitment industry is highly competitive. We compete in national, regional and local markets with full-service staffing companies and specialized temporary staffing agencies for both healthcare professionals and hospital and healthcare facility clients. We also compete with hospital systems that have developed their own recruitment departments and interim staffing pools to attract highly qualified healthcare professionals. We compete with other staffing companies for hospital and healthcare facility clients primarily on the basis of the volume, depth and quality of our healthcare professionals, the timely availability of our professionals with requisite skills, the quality, breadth, price and geographic reach of our services, our customer service and our recruitment expertise. We compete for healthcare professionals primarily on the basis of customer service knowledge and expertise, the quantity, diversity and quality of available assignments and placement opportunities, compensation packages and, for our temporary nurses and allied healthcare professionals, the benefits that we provide to them while they are on assignment.

We believe that larger, national firms enjoy distinct competitive advantages over smaller, local and regional competitors in the healthcare staffing and recruitment industry. More established firms generally have access to a larger pool of available candidates, substantial word-of-mouth referral networks and more recognizable brand names, enabling them to attract a consistent flow of new applicants. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established business framework and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification. The greater financial resources of these larger firms also make it relatively easier to provide payroll and housing services for their temporary healthcare professionals, which are working capital intensive, an advantage whose effect may be amplified during periods when credit markets are tightened and general economic conditions are stressed.

Some of our competitors in the travel nurse, allied and locum tenens staffing sectors include Cross Country Healthcare, CHG Healthcare Services, On Assignment and Jackson Healthcare Staffing.

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

•

Physician and Nursing Shortage.    Many regions of the United States are experiencing a pronounced shortage of physicians and registered nurses. While the extent of the physician shortage is debated, the Bureau of Labor Statistics projects that the incremental job openings for physicians and surgeons from 2006 to 2016 will be 90,000, an increase of 14.0% over ten years. The demand for our nursing staffing services is correlated with activity in the permanent labor market at hospitals. In particular, when nurse vacancy rates increase, order levels typically increase as well. The U.S. Department of Health and Human Services reported that the registered nurse workforce is expected to be 36% below projected requirements by 2020. The increasing need for healthcare professionals can experience cyclical fluctuations as general economic conditions can impact unemployment rates and patient demand for healthcare services. Moreover, during periods of higher unemployment rates, we believe more healthcare professionals remain in their current employment, which causes a reduction in facility’s employee attrition. This lower attrition results in decreased demand for temporary or new permanent healthcare professionals and, to a lesser extent, affects the supply of candidates available for travel assignments. Toward the end of 2008, and into 2009, demand decreased considerably in the nurse and allied segment, we believe due to widespread and unprecedented economic conditions. Factors that we believe are contributing to the current and long-term supply shortage of healthcare professionals include:

—	Aging of Physician and Nurse Population. Approximately 33% of all physicians are 55 years and older. Studies estimate that 14% of physicians between the age of 56 and 60 as well as 27% of physicians between age of 61 and 65 indicate they plan to retire in the next one to three years. The average age of a registered nurse was estimated to be 47 years old in 2004, an increase of 10.6% since 1996.

—	Shortage of Medical and Nursing Schools. As a result of a shortage of qualified faculty and the limited availability of medical and nursing schools to prospective healthcare professionals, many believe that the numbers of medical and nursing school graduates are well below the number of new healthcare professionals needed in order to eliminate the projected shortage.

—	Healthcare Professionals Leaving Patient Care Environments for Better Career Opportunities. Healthcare professionals’ career opportunities have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer healthcare professionals attractive positions which involve work that may be perceived as more rewarding, and providing increased compensation, less demanding work schedules and more varied career progression and opportunity.

—	Physicians Leaving Practices Due to Burdens of Malpractice Insurance and Medical Insurance Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and displeased with claim billing restrictions and paperwork. In addition, the cost of malpractice insurance is a consideration for physicians as well.

•

Patient Demand.    Patients have increasing access to healthcare information through various channels including the internet and advertising. With this information, many patients in recent years have shown they are taking a more active role in their own healthcare management, including requesting diagnostic tests and elective and non-elective procedures. This increased patient demand for healthcare services is generally expected to drive an increased need for healthcare professionals, though if poor economic conditions continue, such an increase may be offset the short or medium term by a reduction in elective procedures related to high unemployment and higher rates of the uninsured and underinsured.

•

Medical Insurance Reimbursement.    Reimbursement levels and coverage by government agencies and insurance companies can drive fluctuations in demand for the particular specialties or procedures that are impacted.

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

•

Nurses Choose Travel Staffing Due to the Nursing Shortage.    In times of nursing shortages, permanent staff nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Many experienced nurses choose to leave their permanent employer and look for a more flexible and rewarding position. This may be offset in times of economic difficulties when general unemployment levels may reduce hospital attrition rates due to nurses or their spouses’ employment concerns.

•

Legislation Allowing Nurses to Be Mobile.    The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation began in 1999 and has been implemented in 23 states.

Growth Strategy

Our goal is to expand our leadership position within the healthcare staffing and recruitment sector in the United States. The key components of our business strategy include:

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

•

Expanding Our Network of Qualified Healthcare Professionals.    Through our recruiting efforts, we continue to expand our network of qualified healthcare professionals and our breadth of specialties, including dental practitioners, medical and lab technicians, nurse practitioners and intermittent care-experienced healthcare professionals. We continue to build our supply of healthcare professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. We have also conducted several research initiatives to assist us in segmenting the population of healthcare professionals and have developed targeted advertising campaigns directed at these different segments.

•

Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base.    We seek to increase our effectiveness through our proven multi-brand recruiting strategy, large network of healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our multi-brand recruiting strategy for temporary nurses generally allows a recruiter in any of our nurse staffing brands to take advantage of all of our nationwide placement opportunities. In addition, our information systems and operational support and customer service personnel permit our recruiters to spend more time focused on the placement of our healthcare professionals. In early 2009, we made the decision to streamline our travel nursing operations by condensing our eight travel nurse brands down to five, a strategic decision to leverage the brand awareness and brand equity of our stronger brands. Going forward, our brand portfolio will be supported by a more streamlined operating structure with the opportunity for greater, more distinct differentiation for each of the healthcare professional-facing brands, and greater leveraging of brand equity and awareness across our facility client-facing brands.

•

Expanding and Enhancing our Service Offerings.    In order to further enhance the growth in our business and improve our competitive position in the healthcare staffing sector, we continue to introduce new service offerings and enhance our existing service offerings. As our hospital and healthcare facility clients’ needs change, we constantly explore what additional services we can provide to better serve those needs, including offering managed staffing services, home health staffing, and recruitment process outsourcing. We are increasingly diversifying into new facility client settings such as specialty hospitals, ambulatory surgery centers, retail health clinics, retail pharmacies and long-term care facilities. In addition, subject to the condition of the credit markets and impact on our ability to obtain credit, we will continue to consider possible areas of expansion based on our key criteria: deliver long-term value to our shareholders; align with our core expertise of recruitment, credentialing, and access to clinical labor; strengthen and broaden our client relationships; offer opportunities to reduce exposure to economic cycles and enhance our long-term sustainable, differentiated business model.

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

•

Capitalizing on Strategic Acquisition Opportunities.    In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions, subject to credit availability or access to the capital markets. In the period following acquisitions, we have sought to leverage our client relationships and orders across our divisions, integrate back-office functions and, where appropriate, maintain brand differentiation in the recruitment of healthcare professionals.

Business Overview

Services Provided

Nurse and Allied Healthcare Staffing Segment

Hospitals and healthcare facilities generally obtain supplemental staffing for nurses and allied healthcare professionals from two external sources, local temporary (per diem) agencies and regional and national travel healthcare staffing companies. Per diem staffing involves the placement of locally based healthcare professionals on daily shift work on an as needed basis. Hospitals and healthcare facilities often give only a few hours notice of their per diem assignments, which require a quick turnaround from their staffing agencies of generally less than 24 hours. Travel staffing, on the other hand, has historically provided hospital and healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements, typically for assignments of 13 weeks. In contrast to per diem agencies, travel staffing companies select from a national (and in some cases international) skilled labor pool and provide pre-screened candidates to their hospital and healthcare facility clients, often at a lower cost than per diem staffing. We have focused on the travel segment of the temporary healthcare staffing industry for our nurse and allied healthcare professionals. In the past few years we have expanded our service offerings to offer a broader range of assignment lengths, from four weeks to 24 months, and to offer home healthcare services and managed staffing services. Also in 2008, we launched our recruitment process outsourcing program to leverage our expertise and support systems so as to offer our hospital and healthcare facility clients a replacement or complement for their internal recruitment function for their permanent staffing needs. In 2008, we also initiated a business line focused on selling services to ambulatory surgery centers. The nurse and allied healthcare staffing segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r)”.

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses, advanced practice nurses, surgical technologists and dialysis technicians in a wide range of specialties for travel assignments throughout the United States. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. In 2008, nurses comprised approximately 90% of the nurse and allied healthcare segment of our business. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. While the majority of nurses that we place on assignment have been educated and trained in the United States, we recruit English-speaking internationally trained nurses from foreign countries through our O’Grady Peyton International brand for 12-24 month assignments. In addition, we offer a shorter-term staffing solution of four to eight weeks under our NurseChoice brand to address hospitals’ urgent need for registered nurses. NurseChoice is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses.

Allied Health Professionals.    We also provide allied health professionals under our Med Travelers, Platinum Select Staffing and Rx Pro Health brands to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprised approximately 10% of the total nurse and allied health temporary healthcare professionals working for us in 2008.

Locum Tenens Staffing Segment

Under our Staff Care brand, we place physicians of all specialties, certified registered nurse anesthetists (“CRNA”), nurse practitioners and dentists on a temporary basis (“locum tenens”) as independent contractors with all types of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. These professionals are recruited nationwide and typically placed on multi-week contracts with assignment length ranging from a few days up to one year. The locum tenens staffing segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r)”.

Physician Permanent Placement Services Segment

We provide permanent physician placement services under our Merritt, Hawkins & Associates brand to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we are paid for our services through a blend of retained search fees and variable fees tied to work performed and successful placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and radiology. The physician permanent placement services segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r)”.

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer healthcare professionals placement opportunities throughout the United States and provide staffing solutions to our hospital and healthcare facility clients that are located throughout the United States. We typically generate revenue in all 50 states. During 2008, the largest percentages of our revenue were concentrated in California, Texas, Florida, Washington, North Carolina and Arizona.

We had temporary healthcare professionals on assignment at approximately 3,000 different healthcare facility clients at the end of 2008. The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. Our clients include hospitals and healthcare systems such as Georgetown University Hospital, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. No single client healthcare system comprised more than 10% of revenue and no single client facility comprised more than 3% of revenue for the year ended December 31, 2008.

Our Business Model

We have developed and continually refine our business model to achieve greater levels of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our healthcare professionals and our hospital and healthcare facility clients.

Marketing and Recruitment of New Healthcare Professionals

We believe that physician, nursing and allied health professionals are attracted to us because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments that provide the opportunity to work at numerous attractive locations throughout the United States. We believe that our multi-brand recruiting strategy, which we recently refined in our travel nursing division to offer a more select number of robust brands appealing to differentiated market segments, makes us more effective at reaching a larger number of healthcare professionals, while still leveraging operational efficiencies.

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

Placement

For our nurse staffing services, orders are generally entered into our information network by our hospital account managers and are available to the recruiters at all of our recruitment brands. The hospital account managers develop a relationship with the healthcare facility, arrange telephone interviews between the temporary healthcare professional and the hospital, and confirm offers and placements with the hospital or healthcare facility. At the same time, our recruiters seek to develop and maintain strong and lasting relationships with our healthcare professionals.

In the case of our international temporary healthcare professionals, the recruiters and placement coordinators at our O’Grady Peyton International brand, including those located in the United Kingdom, assist candidates in preparing for the United States nursing examination and subsequently obtaining a U.S. nursing license. These recruiters and other staff also assist our international temporary healthcare professionals to obtain petitions to become lawful permanent residents prior to their arrival in the United States. Our international temporary healthcare professionals are typically placed in permanent positions or on longer-term, 12-24 month assignments as a result of our substantial investment in bringing them to work in the United States. Our recruiters will work with these temporary healthcare professionals to explore their options for new assignments after completion of their initial assignment.

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

Client Billing

During 2008, we billed substantially all of the temporary nurse, allied and physician healthcare professionals on assignment based on hours and days worked contracts. Under hours and days worked contracts, the temporary healthcare professional is either our employee for payroll and benefits purposes or an independent contractor typically paid directly by us on behalf of the hospital and healthcare facility clients. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly or daily rate that effectively includes reimbursement for recruitment fees, compensation and for the temporary healthcare professionals who are our employees, any benefits and any applicable employer taxes. Housing or travel expenses, if applicable, are either included in the hourly/daily rate or billed separately. Overtime, shift differential and holiday hours worked are typically billed at a premium rate. In turn, we pay the temporary healthcare professional’s wages or contracted fees, housing and travel costs if applicable, and any benefits. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities generally expect from their supplemental staffing sources.

For our physician permanent placement services, we typically bill clients for a search initiation fee, hours worked and expenses on the search engagement and a non-refundable placement fee once the placement occurs.

Information Systems

Our management information and communications systems, including our financial reporting systems, are primarily centralized and controlled in our corporate headquarters in San Diego, CA, with additional systems for our physician businesses centralized and controlled at our offices in Irving, TX. We have developed and currently operate proprietary information systems that include integrated processes for healthcare professional and healthcare facility contract management, matching of healthcare professionals with client assignments, healthcare professional file submissions for placements, quality management tracking, managing compensation packages and managing healthcare facility contract and billing terms. These systems provide our staff with fast, detailed information regarding individual healthcare professionals and hospital and other clients and are scalable to support future business growth. In addition, we maintain a separate backup data center to provide continued system operations in case of a major disaster or system outage.

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

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Because we provide services on a contract basis and are paid directly by our hospital, healthcare facility and physician practice group clients, we do not have any direct Medicare or managed care reimbursement risk. However, reimbursement changes in government programs could and do indirectly impact our business to a certain extent as we have seen in the radiology specialties, for example.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. We are currently licensed in states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse brands of American Mobile Healthcare, Medical Express, NursesRx, NurseChoice, and O’Grady-Peyton International and our allied healthcare staffing brands, Med Travelers and Platinum Select Staffing, have all received Joint Commission Certification based on a review of our compliance with national standards. We were the first healthcare staffing firm in the country to receive the prestigious Joint Commission Certification as a corporate system with multiple staffing sites.

Most of the temporary healthcare professionals that we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We take prudent steps to validate that our healthcare professionals possess all necessary licenses and certifications.

We recruit nurses from Canada for placement in the United States. Canadian nurses can come to the United States on TN Visas under the North American Free Trade Agreement. TN Visas are three-year temporary work visas, which generally allow entrance into the United States provided the nurse presents at the border proof of waiting employment in the United States, evidence of the necessary healthcare practice licenses and a visa credentials assessment from the Commission on Graduates of Foreign Nursing Schools.

With respect to our recruitment of international temporary healthcare professionals through our O’Grady Peyton International brand, we must comply with certain United States immigration law requirements, including the Illegal Immigration Reform and Immigrant Responsibility Act of 1996. We primarily bring healthcare professionals to the United States on permanent immigrant visas, commonly referred to as “green cards”. Since late 2006, however, there have been virtually no permanent immigrant visas available for nurses overseas as a result of visa quotas. We screen foreign healthcare professionals and assist them in preparing for the national nursing examination and subsequently obtaining a U.S. nursing license. We file petitions with the United States Citizenship and Immigration Service for a healthcare professional to become a permanent resident of the United States or obtain necessary work visas. Such petitions are accompanied by proof that the healthcare professional has either passed the Commission on Graduates of Foreign Nursing Schools Examination or holds a full and unrestricted state license to practice professional nursing, as well as a contract between us and the healthcare professional demonstrating that there is a bona fide job offer.

Employees

As of December 31, 2008, we had approximately 2,000 corporate employees. During the fourth quarter of 2008, we had an average of over 6,800 nurse and allied healthcare professionals working on assignment, and days filled by our physician and CRNA independent contractors totaled 53,145. Days filled is calculated by dividing the physician independent contractor hours filled during the period by eight hours.

Additional Information

We were incorporated in the state of Delaware on November 10, 1997. We maintain a corporate website at www.amnhealthcare.com/investors. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, as well as other material information provided to investors, are made available, free of charge, through this website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.

Item 1A.	Risk Factors

The following risk factors should be read carefully in connection with evaluating us and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our Company, operating results, financial condition, stock price, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Certain statements in “Risk Factors” constitute “forward-looking statements.” Our actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements.”

A significant economic downturn could result in less demand from clients or otherwise negatively affect our clients, either of which could negatively impact our financial condition and results of operations.

Demand for staffing services is sensitive to changes in the level of economic activity. As economic activity slows down, hospitals and other healthcare entities tend to experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for our healthcare professionals. In times of economic downturn, permanent healthcare facility staff may be more inclined to work overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary healthcare professionals impairs our ability to recruit and place both temporary and permanent placement healthcare professionals and our revenues and profitability may decline as a result of this constricted demand and supply. Many healthcare facilities will utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Alternatively, if hospital admissions decrease, due to reduced consumer spending affecting elective surgery volume, general unemployment causing an increase in under- and uninsured patients and other factors, the demand for our temporary healthcare professionals may decline. In addition, we may experience more competitive pricing pressure during periods of patient occupancy and hospital admission downturns, negatively impacting our revenue and profitability. Additionally, an economic downturn could result in higher unemployment claims. As a result, a significant economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Recently general worldwide economic conditions have resulted in a deterioration in access to credit and capital markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, higher unemployment and inflation. As a result, in the fourth quarter of 2008 and beginning of 2009, we experienced a significant decrease in orders and increase in cancellations in travel nursing, the largest component of our largest business segment, and such trend may continue in the indeterminate future, as the current recession is projected to last at least throughout most of 2009. These conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities, and they could cause U.S. businesses to further slow spending on our services. Furthermore, during challenging economic times, our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate continue to deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

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

Currently, there is a shortage of qualified nurses and certain allied healthcare professionals in the United States, significant competition exists for these personnel, and salaries and benefits have risen in recent years. However, high general unemployment levels may reduce the number of healthcare professionals willing to take on temporary assignments. We may be unable to continue to maintain or increase the number of temporary and permanent healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to recruit and retain temporary and permanent healthcare professionals depends on several factors, including our ability to provide our healthcare professionals with assignments and placements that they view as attractive and to provide our temporary healthcare professionals with competitive wages and benefits, including health insurance and housing. We cannot assure you that we will be successful in any of these areas as the costs of attracting healthcare professionals and providing them with attractive benefit packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients. If we are unable to increase the rates that we charge our hospital and healthcare facility clients to cover these costs, our profitability could decline. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.

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

The temporary healthcare staffing business is highly competitive. We compete in national, regional and local markets with full-service staffing companies, specialized temporary staffing agencies and hospital systems that have developed their own interim staffing pools. Some of our competitors in the temporary nurse and locum tenens staffing sectors include Cross Country Healthcare, CHG Healthcare Services, Inc., On Assignment, and Jackson Healthcare Staffing.

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

Our business depends upon our ability to secure and fill new orders from our hospital, healthcare facility and physician practice group clients because our temporary healthcare staffing business does not have long-term, exclusive or guaranteed contracts.

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

Some hospitals and healthcare facility clients choose to outsource this contract and order function to staffing associations owned by member healthcare facilities or, increasingly, to vendor management service companies that may act as intermediaries with our client facilities. These organizations may impact our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with healthcare facility clients. We may also experience pricing pressure or incremental fees from these organizations that may negatively impact our revenue and profitability.

Additionally, some of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders may be affected by government legislation or policy or constrained state and local government budgets impacting publicly-funded hospitals or reimbursement rates.

The demand for our services, and therefore the profitability of our business, may be adversely affected by changes in the staffing needs due to the adoption of alternative modes of healthcare delivery, staffing preferences of our healthcare facility clients and fluctuations in hospital admissions.

The settings for the delivery of patient services are continually evolving and alternative modes of healthcare delivery, such as specialty hospitals and retail clinics, are becoming more prevalent. Demand for our services is affected by the public’s adoption and demand for such new modes of healthcare delivery, by our clients’ evolving needs in light of that demand, and by our ability to adapt to fill those needs. Demand for our temporary healthcare staffing services is also affected by the staffing needs and preferences of our healthcare facility clients, as well as by fluctuations in patient occupancy at our client healthcare facilities due to economic factors and seasonal fluctuations that are beyond our control. Historically, hospitals in certain geographical regions experience significant seasonal fluctuations in admissions, and needed to be able to adjust their staffing levels to accommodate the change in patient census; however, seasonal fluctuations have diminished in recent years, which may reduce future demand for our services.

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

Because we provide services on a contract basis and are paid directly by our hospital, healthcare facility and physician practice group clients, we do not have any direct Medicare or managed care reimbursement risk. However, reimbursement changes in government programs could and do indirectly affect the demand and the prices paid for our services. For example, our hospital, healthcare facility and physician practice group clients could receive reduced reimbursements or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments, as we have experienced in the radiology specialties. In addition, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties as could we as a government contractor and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with the laws and regulations. Such changes in federal reimbursement program laws and regulations, or the exclusion of our hospital, healthcare facility and physician practice group clients from such programs could adversely affect our clients which in turn could also adversely affect the prices and demand for our services. In addition, our exclusion as a government contractor could negatively impact our business.

Similarly, state legislation exists, such as legislation in Massachusetts that limits the hourly rate paid to temporary nursing agencies for registered nurses, licensed practical nurses and certified nurses’ aides. While our service offerings are exempt, in part, from this Massachusetts regulation, similar regulations may be enacted in other states in which we operate, and as a result revenue and margins could decrease. Furthermore, third party payers, such as federal and state government and health maintenance organizations, significantly impact the prices charged for medical care. Failure by hospitals, healthcare facilities and physician practice groups to obtain full reimbursement from those third party payers could reduce the demand or the price paid for our services, or result in some client solvency issues or cessation of business.

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

We primarily draw our supply of healthcare professionals from the United States, but international supply channels have represented a small temporary nurse supply source. Our utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas, which means that since late 2006, there have been virtually no permanent immigrant visas available for nurses overseas. These laws have significantly constricted our ability to place new international nurses on assignment in recent years. As a result of these quotas, there are delays ranging from three to five years for foreign-trained nurses from certain countries, such as India and the Philippines, to enter into the United States on a permanent immigrant visa.

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

We have technology, operations and human capital infrastructures to support our existing business and contemplated growth. In the event that our business does not perform as expected, our inability to reduce these costs would impair our profitability. Additionally, if we are not able to capitalize on this infrastructure, our earnings growth rate will be negatively impacted.

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

An effective growth management strategy is necessary to organically grow our current operations, and if we do not successfully execute on this growth strategy, our profitability could decline. We continue to explore strategic acquisition opportunities to supplement our organic growth strategy. The global financial markets have experienced significant disruptions which may prevent us from obtaining debt or equity financing on acceptable terms, if at all. In addition, our acquisition and integration strategy involves significant risks and uncertainties, including appropriate valuation of target companies, continuing severe liquidity issues in the credit markets, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees or customers of acquired companies, and the diversion of management attention from existing operations. We may not be able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner, including implementation or remediation of controls, procedures and policies at the acquired business, and integration of each company’s accounting, management information, human resource and other administrative systems. Acquisitions may also require significant expenditures of cash and other resources and assumption of debt that may ultimately negatively impact our overall financial performance.

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

Although it is general industry standard to treat certain healthcare professionals, such as physicians, as independent contractors, there is a risk we could be subject to additional wage and insurance claims, and employment and payroll-related taxes if federal or state taxing authorities re-classify our independent contractor physicians, nurse practitioners, physician assistants or certified registered nurse anesthetists as employees, which would significantly reduce our profitability. In addition, many states have laws which prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians are classified as employees, we could be found in violation of state laws that prohibit the corporate practice of medicine, which would have a substantial negative impact on our profitability.

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

Also, because some of our temporary healthcare professionals are our employees, we may be subject to various employment claims and contractual disputes regarding the terms of a temporary healthcare professional’s employment. Because we are in the business of placing our temporary healthcare professionals in the workplaces of other companies and through our recruitment process outsourcing service, of assisting clients in hiring, we are subject to possible claims by healthcare professionals alleging discrimination, sexual harassment and other similar activities by our hospital and healthcare facility clients or their agents. We maintain a policy for employment practices coverage. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified individuals in the future.

We maintain various types of insurance coverage, including professional liability, workers compensation and employment practices, through insurance carriers, and/or we self-insure for these claims through accruals for retention reserves. We may experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our hospital, healthcare facility and physician practice group clients, thereby reducing our profitability. Our insurance coverage and reserve accruals may not be sufficient to cover all claims against us, and we may be exposed to substantial liabilities.

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

If we are unable to execute our business strategy, our profitability, cash flow and, consequently, our compliance with debt covenants and our liquidity could be negatively impacted.

Our success is dependent on our ability to execute our business strategy, which necessarily involves the successful operation of a number of integral components and business objectives. Our ability to execute these business objectives is dependent upon a sufficient cash flow and capital structure to support the business. If general economic conditions or other factors result in our margins or cash flow being significantly impaired, our compliance with our debt covenants could be negatively impacted. Our credit facility contains financial covenants that require us to operate below a maximum leverage ratio and above a minimum fixed charge coverage ratio. Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are dependent on our ability to execute our business strategy. If we are not in compliance with such covenants, we would be in default under our credit facility, the lender could call the debt and we could be unable to secure further borrowing.

The loss of key officers and management personnel could adversely affect our ability to remain competitive.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement only with Susan R. Nowakowski, our President and Chief Executive Officer, though May 4, 2010, which is renewable on an annual basis. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.

We have valuable brand identities we have developed and acquired, and a substantial amount of goodwill and indefinite lived intangibles on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment to goodwill or indefinite lived intangibles.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends on our ability to maintain our brand identities for existing services and effectively build up brand image for new services. We cannot assure that additional expenditures and our continuing commitment to marketing will have the desired impact on our brands’ value. We have goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and indefinite lived intangibles acquired. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangibles be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although an impairment charge to earnings for goodwill and indefinite lived intangibles would not affect our cash flow, it would decrease our earnings or increase our losses, as the case may be, and our stock price could be adversely affected. We have reviewed our goodwill and indefinite lived intangibles for impairment in accordance with the provisions of SFAS No. 142, and have not identified any impairment to goodwill and indefinite lived intangibles as of October 31, 2008, our annual impairment testing date. In addition, due to the downturn in the economic environment, we performed additional impairment testing as of December 31, 2008, and no impairment was identified. However, if our stock price continues to decline, which will cause the further deterioration of the market value of our equity, we may have to perform additional impairment testing which could result in an impairment charge in 2009.

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

We believe that our leased space is adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. In accordance with, and as required by, the terms of our Credit Agreement, we have pledged substantially all of our assets and properties to our lenders under our Credit Agreement to secure our obligations thereunder. Our principal leases for office space as of December 31, 2008 are identified in the chart below:

Location	Square Feet
San Diego, California (corporate headquarters)	175,672
Irving, Texas (all segments)	154,315
Huntersville, North Carolina (nurse and allied healthcare staffing segment)	30,870
Ft. Lauderdale, Florida (nurse and allied healthcare staffing segment)	27,146
Salt Lake City, Utah (locum tenens staffing segment)	25,043
Westminster, Colorado (nurse and allied healthcare staffing segment)	23,801
Dallas, Texas (nurse and allied healthcare staffing segment)	21,581
Atlanta, Georgia (physician permanent placement services segment)	13,302
Denver, Colorado (nurse and allied healthcare staffing segment)	10,519
Irvine, California (physician permanent placement services segment)	6,165
Birmingham (United Kingdom) (nurse and allied healthcare staffing segment)	5,001
Savannah, Georgia (nurse and allied healthcare staffing segment)	4,780

Item 3.	Legal Proceedings

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

See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12(a), Commitments and Contingencies—Legal.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AHS”. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2007
First Quarter	$29.10	$20.75
Second Quarter	$25.25	$21.04
Third Quarter	$22.38	$16.62
Fourth Quarter	$20.05	$16.40

Year Ended December 31, 2008
First Quarter	$17.24	$14.25
Second Quarter	$17.89	$14.48
Third Quarter	$20.38	$16.20
Fourth Quarter	$17.57	$7.45

As of February 12, 2009, shares were held by approximately 144 stockholders of record, and the last reported sale of our common stock on the New York Stock Exchange was $7.22 per share. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

On November 2, 2005, we issued 2.3 million shares of common stock in connection with our acquisition of The MHA Group, Inc. (“MHA”), and we issued an additional 0.7 million shares on March 9, 2006 for payment of earn-out amounts as provided in the acquisition agreement. The issuance is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Regulation D promulgated thereunder (“Regulation D”), based upon representations that we have obtained from each MHA shareholder receiving such shares, including that such shareholder is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D. On March 10, 2006, we filed a registration statement on Form S-3 to register the 2.3 million shares of common stock in connection with our acquisition of MHA and the additional 0.7 million shares for payment of the earn-out amounts as provided in the acquisition agreement. On April 18, 2007, we filed a Registration Statement on Form S-8 registering 3.0 million shares of our common stock reserved for issuance under the AMN Healthcare Equity Plan. The AMN Healthcare Equity Plan, as amended, was approved by the Company’s stockholders on April 18, 2007.

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure.

On July 10, 2007, our Board authorized us to repurchase up to 1.0 million shares of our outstanding common stock in the open market commencing in the third quarter of 2007. We completed the 1.0 million shares repurchase at an average purchase price of $18.48 per share, or an aggregate of $18.5 million, during August 2007.

On May 7, 2008, our Board authorized us to repurchase up to $38.0 million of our outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time beginning in the second quarter of 2008, depending on prevailing market conditions and other considerations. During the second and third quarters of 2008, we repurchased 1,554,600 shares of our common stock at an average price of $18.30 per share, resulting in an aggregate purchase price of $28.4 million. The following table presents the detail of shares repurchased during the second and third quarters of 2008, which were the only quarters we repurchased the shares during 2008. We did not repurchase any additional shares during the fourth quarter of 2008 in order to conserve cash.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2008	—	—	—	38,000,000
May 1 – 31, 2008	—	—	—	38,000,000
June 1 – 30, 2008	368,000	$17.49	368,000	31,552,000
July 1 – 31, 2008	—	—	—	31,552,000
August 1 – 31, 2008	734,200	$18.16	734,200	18,220,000
September 1 – 30, 2008	452,400	$19.16	452,400	9,550,000

Total	1,554,600	$18.30	1,554,600	9,550,000

We have not paid any dividends in the past and currently do not expect to pay cash dividends or make any other distributions in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants in our Credit Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Additional information regarding our equity award plans and plan activity for the years ended December 31, 2008, 2007 and 2006 is provided in our consolidated financial statements in this Annual Report on Form 10-K in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11, Stock-Based Compensation.”

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act of 1933, as amended.

The graph below compares the total stockholder return on our common stock with the total stockholder return of (i) the NYSE Composite Index, and (ii) the Dow Jones Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2003 in our common stock, the stocks comprising the NYSE Market Index, and the stocks comprising the BTEA.

	12/03	12/04	12/05	12/06	12/07	12/08
AMN Healthcare Services, Inc.	100.00	92.72	115.27	160.49	100.06	49.30
NYSE Composite	100.00	114.97	125.73	151.46	164.89	100.16
Dow Jones Business Training & Employment Agencies	100.00	126.95	146.21	169.92	124.69	76.40

Item 6.	Selected Financial Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data at December 31, 2008 and 2007 are derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2005 and

2004 and the balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited financial statements that do not appear herein. Because of our acquisition of MHA in November 2005, the consolidated statement of operations for the year ended December 31, 2005 only includes the results of operations of MHA since the date of acquisition. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2008	2007		2006		2005		2004
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,217,200	$1,164,022		$1,081,703		$705,843		$629,016
Cost of revenue	900,211	860,857		792,415		535,608		484,654

Gross profit	316,989	303,165		289,288		170,235		144,362

Operating expenses:
Selling, general and administrative	230,656	218,250		205,499		117,326		102,186
Depreciation and amortization	14,439	11,674		10,325		6,179		5,837

Total operating expenses	245,095	229,924		215,824		123,505		108,023

Income from operations	71,894	73,241		73,464		46,730		36,339
Interest expense, net	10,690	12,457		16,698		9,565		8,440

Income before income taxes	61,204	60,784		56,766		37,165		27,899
Income tax expense	26,847	24,403	*	21,431	*	15,921	*	12,033	*

Net income	$34,357	$36,381	*	$35,335	*	$21,244	*	$15,866	*

Net income per common share:
Basic	$1.03	$1.06		$1.08	*	$0.73	*	$0.56	*

Diluted	$1.02	$1.04	*	$1.02	*	$0.66	*	$0.51	*

Weighted average common shares outstanding:
Basic	33,375	34,377		32,662		29,130		28,248

Diluted	33,811	34,880		34,504		32,118		31,369

	As of December 31,
	2008	2007		2006		2005		2004
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,316	$18,495		$4,422		$19,110		$3,908
Total assets	642,817	623,658	*	615,562	*	600,352	*	269,067	*
Total notes payable, including current portion	114,816	146,968		173,380		205,000		101,723
Total stockholders’ equity	284,133	266,200	*	234,769	*	183,179	*	127,743	*

(*)	Amounts had been adjusted to reflect the effects of an immaterial error correction on the consolidated statements of operations for the period indicated. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Immaterial Correction of an Error in Prior Periods”, for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions at acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics and pharmacies throughout the United States. We also offer a managed services program in which we manage the multiple clinical vendors for client, as well as recruitment process outsourcing services, where we provide recruitment for permanent clinical positions for our clients.

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

Our hospital and healthcare facility clients utilize our temporary staffing services to cost-effectively manage both short and long-term shortages in their staff due to a variety of circumstances such as a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, new unit openings, and to identify candidates for permanent positions. In addition to providing continuity of care and quality patient care, we believe hospitals, healthcare facilities and other clients contract with us due to our access to a large national network of quality temporary and permanent healthcare professionals, our ability to meet their specific staffing needs, our flexible staffing assignment lengths, our excellent reputation and our reliable and superior customer service.

The demand and overlap of clients seeking physicians for both temporary and permanent assignments provide us an opportunity to cross-sell our physician placement services. The physician permanent placement market has solid long-term growth potential due to client demand for physicians that enable our clients to generate revenue. Physicians are significant drivers of revenue, influencing many hospitals, healthcare facilities and physician practice groups to devote the resources necessary to recruit them. While this demand creates significant competition for a limited supply of physicians, our national reach and brand awareness positions us well in this environment.

Our staffing services are marketed to two distinct customer groups: (1) healthcare professionals and (2) hospitals, physician practice groups and other healthcare centers. We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum.

We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands including American Mobile Healthcare, Medical Express, NurseChoice, NursesRx, Med Travelers, Platinum Select Staffing, Rx Pro Health, O’Grady Peyton International, Staff Care and Merritt, Hawkins & Associates. Each brand has a distinct clinician focus, market strengths and brand reputation. We regularly assess the strength and value of our brands so as to focus our resources on building and differentiating our brands. In early 2009, we decided to consolidate our eight travel nurse brands into five brands, to better leverage the brand awareness and brand equity of our stronger brands. Once implemented, our brand portfolio will be supported by a more streamlined operating structure with the opportunity for greater, more distinct differentiation for each of the healthcare professional-facing brands, and greater leveraging of brand equity and awareness across our facility client-facing brands.

At the end of 2008, we had healthcare professionals on assignment at approximately 3,000 different healthcare facility clients. We provide staffing services mainly to acute-care and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, radiology imaging facilities and retail and mail-order pharmacies. We market our nurse staffing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare, as a single staffing provider with access to healthcare professionals from several nurse recruitment brands. We market our locum tenens staffing and physician permanent placement services under the brand names Staff Care and Merritt, Hawkins & Associates, respectively, and market our allied healthcare staffing services to hospitals and healthcare professionals under the brand names Med Travelers, Platinum Select Staffing and Rx Pro Health. Rx Pro Health is a pharmacy staffing company that we acquired in May 2007, and Platinum Select Staffing is an allied healthcare staffing company, whose assets we acquired in February 2008.

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

For the year ended December 31, 2008, we recorded revenue of $1,217.2 million, as compared to revenue of $1,164.0 million and $1,081.7 million for the years ended December 31, 2007 and 2006, respectively. We recorded net income of $34.4 million for the year ended December 31, 2008, as compared to net income of $36.4 million and $35.3 million for the years ended December 31, 2007 and 2006, respectively.

Recently, we have taken a number of steps to proactively reduce costs to ensure we are achieving operational synergies and that we are the right size to accommodate the decline in travel nursing and allied orders. Together with managing open positions toward the end of 2008, in the first quarter of 2009, the Company reduced headcount in certain corporate and operational areas, and announced the closure of our Huntersville, North Carolina office and the strategic decision to phase out the use of selected nurse brands as discussed above. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14, Subsequent Events”, for additional information. Also, see additional information in the Company’s Current Report on Form 8-K dated February 24, 2009.

Recent Trends

In January 2009, SIA revised its growth estimates of U.S. temporary healthcare staffing industry revenues, from its previous estimates released in September 2008. SIA’s estimates are based on staffing company self-reported estimates. SIA’s January 2009 report anticipates that for 2008, revenue for the industry (which includes per diem nurse staffing, a segment in which we do not participate) will have grown by 3.5% over the prior year to $11.7 billion, the same as SIA’s September 2008 estimate. At the same time, SIA lowered its forecast for overall healthcare staffing revenue growth in 2009 to 1.5% from its previous estimate of 3.5% growth, made in September 2008. For the segments in which we provide temporary healthcare staffing services, SIA’s estimates of industry revenue in 2008 are: $2.4 billion for travel nursing, $1.9 billion for locum tenens and $3.4 billion for allied healthcare. For 2009, the anticipated revenues (and segment growth/reduction over the prior year) for these segments are: for travel nursing: $2.4 billion (a 1% reduction in revenue growth from 2008); for locum tenens: $2.1 billion (a 14% increase over 2008); for allied: $3.6 billion (a 4.5% increase over 2008); and for per diem nursing, the segment in which we do not participate: $3.8 billion (a 5.0% decrease over 2008).

Our nurse and allied healthcare staffing segment, our largest reporting segment, experienced a strong demand and tight supply environment during 2005 and early 2006. During 2007 and increasingly throughout 2008, this segment experienced lower demand. The lower demand was driven by several factors, including hospital admission levels, budget concerns given the economic environment, and hospitals’ increased reliance on permanent labor to meet staffing needs both generally and on an incremental basis by reducing hours, shifts and/or assignments available for temporary workers. The increased role played by vendor management service companies in our industry also affected demand and revenues, through tightening pricing and impacting our client relationships and client loyalty. Toward the end of 2008, and into 2009, demand decreased considerably in the nurse and allied segment, we believe due to widespread and unprecedented economic conditions. We believe the effects on our clients reducing demand include: reduced census levels due partially to lower volume of elective surgeries; lower permanent staff attrition rates due to high general unemployment; reduced insurance and Medicare reimbursement levels and anticipated additional future reductions; severely constricted budgets for both private institutions and publicly-supported facilities; and perhaps a forbearance or reluctance to contract for future services due to uncertainty regarding future patient admission levels and general anxiety regarding receivables and available credit. In the allied staffing division, demand varies considerably by specialty; for example, orders for imaging specialists down, as a result of the Medicare reimbursement changes, while lab techs orders continue to rise.

We recruit a small percentage of nurses from international channels through our OGP brand to meet our facility clients’ long-term staffing needs. During 2008, revenue from OGP was about 3% of our consolidated revenue. Our continued utilization of this international supply channel is reliant upon an increase or exemption from current permanent immigrant visa quotas. Since late 2006, the number of permanent immigrant visas available for nurses overseas has been limited as a result of these quotas, which has significantly constricted our ability to place any new international nurses on assignment. We continue to support federal legislation that would have the effect of increasing the permanent visas available for nurses. However, we have also taken steps to reduce our infrastructure and staff attributed to international recruiting and shift resources as appropriate.

Locum tenens physicians are used by our hospitals, healthcare facility and physician practice group clients to fill temporary vacancies due to vacation and leave schedules, and increasingly, to bridge the gap while these clients seek permanent candidates. SIA estimated that the locum tenens market will continue to be the fastest-growing segment of the healthcare staffing industry in 2009. While demand remains solid across most specialties, with high growth particularly in behavioral health and primary care, we continue to see declines in radiology attributable to reimbursement levels. Generally, we saw a slight softening in the end of 2008 and beginning of 2009, and recognize demand may be further affected in the future by general economic conditions.

While our services are not directly paid by Medicare, we have experienced a continued reduction in demand for radiologists and radiology imaging professionals due to changes in Medicare reimbursement for these services. We have incurred additional bad debt expenses as a result of the negative impact these Medicare changes have had on certain clients in the radiology sector.

Critical Accounting Principles and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable and contingencies and litigation, valuation and recognition of share-based payments and income taxes. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform annual impairment analyses to assess the recoverability of the goodwill and indefinite lived intangibles. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of our common stock plus a control premium were less than the carrying value of our equity. We performed the annual impairment test at October 31, 2007 and 2008 and determined there was no impairment of goodwill. We also performed impairment testing at December 31, 2008 due to the continued downturn of economic environment, and determined there was no impairment of goodwill. During our annual testing at October 31, 2008 and additional testing at December 31, 2008, a control premium and average stock price close to the testing dates were utilized. This control premium is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including indications of such premium from data on recent acquisition transactions. The control premium is reviewed periodically, taking into consideration current industry, market and economic conditions along with other factors or available information specific to our business. If our stock price continues to decline, which will cause further deterioration of the market value of our equity, we may have to perform additional impairment testing that could result in an impairment charge in 2009.

SFAS No. 142 also requires that intangible assets with estimable useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our long-lived intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that long-lived intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. We have analyzed our amortizable long-lived assets for impairment in accordance with the provisions of SFAS No. 144 and determined that there is no impairment at December 31, 2008 and 2007.

If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as through the use of independent actuarial studies. We obtain actuarial studies on a regular basis that use our historical claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. For the nurse and allied healthcare staffing segment, reserves for reported claims are based upon loss reserves established by management and our third party administrators. For the locum tenens staffing segment, reserves for reported claims are based upon the actuarial studies of historical claims data and industry data.

Self-Insured Health Benefit Claims Reserve

We maintain an accrual for self-insured health benefits we provide to our corporate employees and temporary nurse and allied healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual is based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. Historically, our accrual for health insurance has been adequate to provide for incurred claims and has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of these undiscounted accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, and we believe this is the best estimate of our liability.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of our customers to make required payments under contractual agreements. The allowance for doubtful accounts is reported as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and histories of each customer, historical payment trends as well as the current economic conditions and the impact of such conditions on our customers’ liquidity and overall financial condition. If the financial condition of our customers deteriorates, affecting their ability to make payments, additional allowances would be provided. We also maintain a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

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

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, is the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. We have appealed the EDD’s assessment as we do not believe the assessment has merit. However, on September 5, 2008 we made a payment to the EDD in the amount of $2.3 million to cease the accrual of interest while the appeal is pending. Of the $2.3 million payment, $1.8 million was related to periods prior to the MHA acquisition in November 2005 and $0.5 million was related to the post-acquisition period. The $1.8 million related to the pre-acquisition period is fully indemnified by the former MHA selling shareholders, and we retain a holdback of $4.7 million for such pre-acquisition contingency matters, which is recorded in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2008. There is potential exposure subsequent to the assessment period, but we believe the exposure to be immaterial to our consolidated financial statements.

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

Share-Based Payments

We account for our share-based employee compensation plans under the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which requires companies to expense the estimated fair value of share-based awards over the requisite employee service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 11(b) to the accompanying consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock- based compensation expense only for those awards that are expected to vest. We estimate the expected term based on historical exercise patterns, including data related to equity award exercises, post-vesting termination and equity award contractual term. We base the dividend yield assumption on historical dividend payouts, which are zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our equity awards. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility due to that we have very limited trading in options and have historical volatility data for a period that covers the expected term of the equity award and therefore utilize this measure. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model in the future, which could materially affect our results of operations.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially affect our results of operations.

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

	Years Ended December 31,
	2008	2007	2006
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.0	74.0	73.3

Gross profit	26.0	26.0	26.7
Selling, general and administrative	18.9	18.7	19.0
Depreciation and amortization	1.2	1.0	1.0

Income from operations	5.9	6.3	6.7
Interest expense, net	0.9	1.1	1.5

Income before income taxes	5.0	5.2	5.2
Income tax expense	2.2	2.1	2.0

Net income	2.8%	3.1%	3.2%

Comparison of Results for the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenue.    Revenue increased 5%, to $1,217.2 million for 2008 from $1,164.0 million for 2007, primarily due to the acquisitions in the nurse and allied healthcare staffing segment, and to a lesser extent, due to pricing increases in the nurse and allied and locum tenens staffing segments.

Nurse and allied healthcare staffing segment revenue increased 5%, to $843.7 million for 2008 from $802.0 million for 2007. Of the $41.7 million increase, $48.5 million was attributable to the acquisition of Platinum Select Staffing in February 2008 while Rx Pro Health, which was acquired in May 2007, contributed an additional $4.5 million in revenue, $17.3 million was due primarily to an increase in the average bill rates charged to hospital and healthcare facility clients, $1.2 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, and $2.2 million was attributable to one extra day during 2008. These increases were partially offset by a $32.0 million decrease primarily due to a decline in the average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions. Toward the end of 2008, and into 2009, the decline in the average number of temporary healthcare professionals on assignment was attributable to the considerable decreased demand in the nurse and allied segment, which we believe is the consequence of the lower volume from our OGP business and the widespread and unprecedented economic conditions; therefore, we anticipate a decline in revenue in nurse and allied healthcare staffing segment in 2009.

Locum tenens staffing segment revenue increased 4%, to $322.0 million for 2008 from $310.5 million for 2007. Of the $11.5 million increase, $11.9 million was attributable to increases in the average daily rate billed to clients and $5.4 million was attributable to an increase in the number of days filled by healthcare professionals during 2008. These increases were partially offset by a $5.8 million decrease due to a shift in the mix of specialties worked at our lower bill rate specialties. Demand for locum tenens remains relatively stable across the industry, with radiology being one of the few weak areas nationally; however, we believe demand is tempered by the general poor economic conditions and we anticipate moderate growth in revenue for the locum tenens staffing segment in 2009.

Physician permanent placement services segment revenue of $51.5 million was flat compared to 2007. We have seen the negative impact on new searches from the overall economic conditions, and we anticipate the revenue to stay flat for the physician permanent placement services in 2009.

Cost of Revenue.    Cost of revenue increased 5%, to $900.2 million for 2008 from $860.9 million for 2007, primarily due to the acquisitions in the nurse and allied healthcare staffing segment, and to a lesser extent, due to an increase in the compensation and housing costs provided to the healthcare professionals. The increases were partially offset by lower workers compensation and medical insurance costs.

Nurse and allied healthcare staffing segment cost of revenue increased 5%, to $642.0 million for 2008 from $611.2 million for 2007. Of the $30.8 million increase, $12.8 million was attributable to net increases in compensation, primarily related to wages and housing costs provided to our temporary healthcare professionals partially offset by favorable insurance claims, $1.7 million was attributable to one extra billing day during 2008, $1.0 million was attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts, $37.3 million was attributable to the acquisition of Platinum Select Staffing in February 2008 and $2.5 million was attributable to the acquisition of Rx Pro Health in May 2007. These increases were partially offset by a $24.5 million decrease attributable to a reduced average number of temporary healthcare professionals on assignment, excluding the impact from the acquisitions. Toward the end of 2008, and into 2009, we have experienced a decline in the average number of temporary healthcare professionals on assignment, attributable to the considerably decreased demand in the nurse and allied segment, which we believe is due to widespread and unprecedented economic conditions, which we anticipate will continue to reduce our cost of revenue.

Locum tenens staffing segment cost of revenue increased 3%, to $237.3 million for 2008 from $229.7 million for 2007. Of the $7.6 million increase, $8.5 million was attributable to an increase in the average daily rate paid to the healthcare professionals, and $3.9 million was attributable to an increase in the number of days filled during 2008. These increases were partially offset by a $4.8 million decrease due to a shift in the mix of physician specialties worked. Demand for locum tenens remains relatively stable across the industry, with radiology being one of the few weak areas nationally. Although we believe demand is tempered by the general poor economic conditions, at this time we anticipate no significant change in cost of revenue in 2009.

Physician permanent placement services segment cost of revenue increased 5%, to $20.9 million for 2008 from $20.0 million for 2007.

Gross Profit.    Gross profit increased 5%, to $317.0 million for 2008 from $303.2 million for 2007, representing gross margins of 26.0% for both periods. Gross margin by reportable segment for 2008 and 2007 was 23.9% and 23.8% for nurse and allied healthcare staffing, 26.3% and 26.0% for locum tenens staffing and 59.4% and 61.3% for physician permanent placement services, respectively. The increase in the nurse and allied healthcare staffing segment gross margin was primarily attributable to a decrease in health insurance claims and improved bill-to-pay spreads in domestic travel nursing, and the increase in the locum tenens staffing segment gross margin was primarily attributable to a favorable pay-to-bill spread in the locum tenens staffing segment. We expect to preserve gross margin by reportable segments in 2009.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6%, to $230.7 million for 2008 from $218.3 million for 2007. Of the $12.4 million increase, $8.0 million was attributable to the acquisition of Platinum Select Staffing in February 2008, $0.6 million and $1.0 million were attributable to restructuring and legal costs, respectively, associated with Rx Pro Health, and the remaining increase was primarily attributable to increases in professional liability insurance costs and bad debt expense. Selling, general and administrative expenses by reportable segment for 2008 and 2007, respectively, were $149.7 million and $140.8 million for nurse and allied healthcare staffing, $62.4 million and $58.2 million for locum tenens staffing and $18.6 million and $19.3 million for physician permanent placement services. We anticipate selling, general and administrative expenses to be significantly lower in 2009, as management proactively reduces infrastructure costs in response to lower demand levels, primarily in the nurse and allied healthcare staffing segment.

Depreciation and Amortization Expenses.    Amortization expense increased 34%, to $4.7 million for 2008 from $3.5 million for 2007, with the increase primarily attributable to the amortization of identifiable amortizable intangible assets acquired through the acquisition of Rx Pro Health in May 2007 and the Platinum Select Staffing acquisition in February 2008. Depreciation expense increased to $9.7 million for 2007 from $8.2 million for 2007, with the increase primarily attributable to additional internally developed software.

Interest Expense, Net.    Interest expense, net, was $10.7 million for 2008 as compared to $12.5 million for 2007. The $1.8 million decrease was primarily attributable to a lower average debt outstanding balance for 2008 as compared to 2007.

Income Tax Expense.    Income tax expense increased to $26.8 million for 2008 from $24.4 million for 2007, reflecting effective income tax rates of 43.9% and 40.1% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to an increase in tax reserves related to uncertain tax positions.

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

Income Tax Expense.    Income tax expense increased to $24.4 million for 2007 from $21.4 million for 2006, reflecting effective income tax rates of 40.1% and 37.8% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to increases in the state tax provision and increase in tax reserves related to uncertain tax positions.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At December 31, 2008, $146.3 million was outstanding under our credit facility with $25.1 million of remaining available credit under the secured revolver portion of this facility. The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions and other companies. Should a member of our credit party experience a material adverse event, our access to borrow additional funds under the secured revolving portion of our credit facility may be limited. At this point in time, our liquidity has not been impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact on the Company of any further disruption in the credit environment.

We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We intend to finance future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing, but the significant disruptions in the global financial markets may prevent us from obtaining debt or equity financing on acceptable terms, if at all. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Historically, our principal working capital need has been for accounts receivable. At December 31, 2008 and December 31, 2007, our Days Sales Outstanding (“DSO”) was 57 days and 59 days, respectively. The decrease in DSO is due primarily to an improvement in collection efforts during the twelve months ended December 31, 2008. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operations decreased $15.9 million to $63.7 million in 2008 from $79.6 million in 2007. This decrease in net cash provided by operations was primarily driven by income tax payments during 2008.

Investing Activities:

We continue to have relatively low capital investment requirements. Capital expenditures were $8.8 million, $9.2 million and $9.7 million in 2008, 2007 and 2006, respectively. In 2008, our capital expenditures were $6.6 million for purchased and internally developed software and $2.2 million for computers, furniture and equipment, leasehold improvements and other expenditures. We expect our future capital expenditure requirements to be similar to 2008 in relation to revenue.

Our business acquisition expenditures were $39.5 million in 2008, $5.5 million in 2007 and $36.0 million in 2006. Of the $39.5 million expenditure in 2008, $31.0 million was for the acquisition of Platinum Select Staffing in February 2008 and $8.5 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of MHA in 2005. We financed the Platinum Select Staffing acquisition using $18.0 million of cash on hand at the purchase date and the balance from our revolving credit facility. We will continue to evaluate and look for acquisition opportunities that may require additional funding. As of December 31, 2008, our remaining holdback liability in connection with MHA was $4.7 million, which was included in other long-term liabilities in the accompanying consolidated balance sheet, and our holdback liability in connection with Platinum Select Staffing was $2.4 million, which we expect to pay to the selling shareholders in August 2009, and was included in other current liabilities in the accompanying consolidated balance sheet.

Financing Activities:

Our credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other things, a $75.0 million secured revolving credit facility, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a $235.0 million secured term loan facility maturing in November 2011. The secured term loan facility was used primarily to fund our acquisition of MHA in November 2005, pay off then-existing borrowings, and repurchase shares of our common stock in May 2006. We may choose to refinance our debt in the future. However, due to the significant disruption experienced in global financial markets, refinancing our debt may require more time, be more costly, and carry an interest rate that is higher than what we have experienced in the past.

On July 6, 2007, we entered into a Second Amendment (the “Second Amendment”) to our Credit Agreement. The Second Amendment provided that we may repurchase our common stock in an aggregate cash amount not to exceed $25.0 million, provided that no default or event of default exists either before or after giving effect to such restricted payment and such repurchase occurs on or before September 30, 2007. We completed the repurchase of 1.0 million shares during August 2007, at an average purchase price of $18.48 per share, resulting in an aggregate purchase price of $18.5 million.

On May 2, 2008, we entered into a Third Amendment (the “Third Amendment”) to our Credit Agreement. The Third Amendment provides that we may repurchase our common stock in an aggregate cash amount not to exceed $50.0 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also modified our existing $15.0 million borrowing capacity, by changing the type of debt from unsecured to secured (subject to certain conditions) and increased the annual capital expenditure limit to $15.0 million. Additionally, we incurred an amendment fee of $0.6 million, which was deferred and is being amortized using the effective interest method over the remaining term of the credit facility.

On May 7, 2008, we announced that our Board had authorized us to repurchase up to $38.0 million of our outstanding common stock in the open market through March 31, 2009. Under the repurchase program, share purchases may be made from time to time beginning in the second quarter of 2008, depending on prevailing market conditions and other considerations. During the second and third quarters of 2008, we repurchased 1,554,600 shares of our common stock at an average price of $18.30 per share, resulting in an aggregate purchase price of $28.4 million. No shares were repurchased during the fourth quarter of 2008.

The revolving credit facility portion of our Credit Agreement carries an unused fee of between 0.375% and 0.5% per annum based on our then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on our then current leverage ratio. Amounts available under our revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. As of December 31, 2008, there was $31.5 million outstanding under our revolving credit facility.

Initially, the term loan portion of our Credit Agreement was subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable through 2011. Subsequent voluntary prepayments have been applied ratably thereby lowering the effective payment proportion relative to the initial principle amount. The term loan portion of our credit facility bears interest, at our option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%. The Base Rate means for any day, the rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus one-half of one percent (0.5%) and (b) the Prime Rate for such day. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments.

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

On February 5, 2008, we made a total payment of $14.0 million, among which $10.1 million was used for the 2007 excess cash flow requirement, $3.8 million was applied to the quarterly principal amortization payments for three months ended March 31, 2008, and the remaining $0.1 million was applied to the quarterly principal amortization payment for the three months ended June 30, 2008. The voluntary prepayments made during 2007 and the $10.1 million payment made in February 2008 satisfied the excess cash flow prepayment requirement for 2007. In July and December 2008, we made additional voluntary prepayments in amount of $4.0 and $3.0 million, respectively. The voluntary prepayments made during 2008 satisfied the excess cash flow prepayment requirement for 2008. In June, September and December 2008, we made quarterly principal amortization payments of $3.8 million, $3.7 and $3.6 million, respectively. At December 31, 2008, the total term loan outstanding (including both the current and long term portions) was $114.8 million.

We are required to maintain a maximum leverage ratio, based on EBITDA and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 2.50 to 1.00 for the fiscal quarter ending December 31, 2008, decreasing throughout the term of the agreement to ultimately arrive at a ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.25 to 1.00 for the fiscal quarter ending December 31, 2008 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at December 31, 2008. While we expect to remain in compliance with our covenant ratios during 2009, this may change should we experience an unanticipated decrease in our EBITDA or increase in our borrowings sufficient to cause our covenant ratios to fall below compliance requirements.

Under our Credit Agreement, our subsidiaries are not permitted to pay dividends or distributions to us, except for certain permitted dividends and distributions, including those related to taxes, certain reporting obligations under federal and state law and certain other ordinary course operating expenses, subject to the limitations contained in our Credit Agreement.

We are also required to maintain interest rate protection on at least 50% of the term loan portion of our Credit Agreement beginning November 2006 until May 2009. In July 2008, in addition to the two existing interest rate swap agreements (one of the two expired on December 31, 2008), we entered into five new interest rate swap agreements for notional amounts of $10.0 million each, whereby we will pay fixed rates ranging from 3.20% to 4.33% under these agreements and receive a floating three-month LIBOR. Three of these five agreements became effective in September 2008, and the remaining two will become effective in December 2009. As of December 31, 2008, these six interest rate swap agreements were effective with notional amounts totaling $85.0 million. We pay fixed rates ranging from 3.20% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning June 2009 through September 2010, and no initial investments were made to enter into these agreements.

At December 31, 2008 and 2007, the interest rate swap agreements had a fair value of $(2.5) million and $(1.1) million, respectively, which is included in other liabilities (both current and long-term) in the accompanying consolidated balance sheets. Our interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, we discount our derivative liabilities to reflect the potential credit risk to lenders. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges. At maturity, the swap agreements will have a fair value of zero and will require no cash outlay. However, if we elect to settle a swap prior to maturity, we would be required to outlay cash at the then stated fair value of the swap. If we settled all of our swaps at December 31, 2008, the net cash impact would be $2.5 million.

As of December 31, 2008 and 2007, our Credit Agreement also served to collateralize certain letters of credit aggregating $18.4 million and $20.0 million, respectively, issued by us in the normal course of business.

We are also required to maintain minimum financial thresholds with respect to our lease agreement for our corporate headquarters in San Diego, California. These include a minimum net income coverage ratio, based on net income and rent expense as defined in the lease agreement, as of the end of each fiscal quarter of not less than 2.25 to 1.00 for the fiscal quarter ended December 31, 2008 and thereafter, and a minimum market capitalization of $350.0 million or greater. The market capitalization is calculated by multiplying the number of fully diluted common shares outstanding at the last day of the applicable quarter by the average closing share price during the last thirty calendar days of the applicable quarter. Should we fail to meet these minimum financial thresholds we would be required to establish a letter of credit equal to twelve months of the then-current monthly installment of base rent in amount of $7.5 million within thirty days upon notice from the landlord. At December 31, 2008, our market capitalization was under $350.0 million. As of February 27, 2009, we have not received a request from the landlord to post the letter of credit.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable (1)	$21,141	$38,491	$69,482	$—	$—	$—	$129,114
Capital lease obligations (2)	744	439	186	77	39	—	1,485
Operating lease obligations (3)	13,897	13,801	13,138	11,778	55,314	—	107,928
Cash holdback (4)	2,500	—	4,720	—	—	—	7,220

Total contractual obligations	$38,282	$52,731	$87,526	$11,855	$55,353	$—	$245,747

(1)	Amounts represent contractual amounts due, including interest.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)	Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

(4)	Amounts represent the cash holdback payable in cash in connection with the MHA and Platinum Select Staffing acquisitions.

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. In addition to the above disclosed contractual obligations, the FIN 48 tax liability was $18.2 million at December 31, 2008. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Inflation

Although inflation has remained relatively stable during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. Our contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices allowing us to pass on inflation costs to our clients.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 (FSP SFAS No. 157-2), Effective Date of FASB Statement No. 157, which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 beginning January 1, 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities, and the adoption did not have a material effect on our consolidated financial statements. We are required to adopt FSP SFAS No. 157-2 beginning January 1, 2009, and we do not expect the adoption will have a material effect on our consolidated financial statements.

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

Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on the company’s consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report:

•	our ability to sustain our business in a significant economic downturn;

•	our ability to continue to recruit qualified temporary and permanent healthcare professionals at reasonable costs;

•	our ability to retain qualified temporary healthcare professionals for multiple assignments at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

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

•

our ability to successfully design our strategic growth, acquisition and integration strategies and to implement those strategies, which includes our ability to obtain credit at reasonable terms to complete acquisitions, integrate acquired companies’ accounting, management information, human resource and other administrative systems, and implement or remediate controls, procedures and policies at acquired companies;

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

During 2008 and 2007, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments and interest rate swaps. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $1.5 million in 2008 and $1.9 million in 2007. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.7 million in 2008 and $0.8 million in 2007.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

February 27, 2009

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,316	$18,495
Accounts receivable, net of allowances of $4,542 and $3,605 at December 31, 2008 and 2007, respectively	182,562	184,741
Prepaid expenses	9,523	9,583
Income taxes receivable	3,440	—
Deferred income taxes, net	18,085	18,116
Other current assets	4,901	2,048

Total current assets	229,827	232,983
Fixed assets, net	24,018	24,600
Deposits and other assets	13,252	11,274
Goodwill	252,875	241,266
Intangible assets, net	122,845	113,535

Total assets	$642,817	$623,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,995	$—
Accounts payable and accrued expenses	24,420	22,231
Accrued compensation and benefits	44,871	43,446
Income taxes payable	—	2,774
Revolving credit facility	31,500	—
Current portion of notes payable	14,580	26,616
Deferred revenue	7,184	7,647
Other current liabilities	14,722	28,169

Total current liabilities	141,272	130,883
Notes payable, less current portion	100,236	120,352
Deferred income taxes	58,466	61,124
Other long-term liabilities	58,710	45,099

Total liabilities	358,684	357,458

Commitments and contingencies
Subsequent events (Notes 4, 12 and 14)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,746 and 45,446 shares issued at December 31, 2008 and 2007, respectively	457	454
Additional paid-in capital	410,425	397,237
Treasury stock, at cost (13,170 and 11,615 shares at December 31, 2008 and 2007, respectively)	(230,138)	(201,692)
Retained earnings	105,465	71,108
Accumulated other comprehensive loss	(2,076)	(907)

Total stockholders’ equity	284,133	266,200

Total liabilities and stockholders’ equity	$642,817	$623,658

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue	$1,217,200	$1,164,022	$1,081,703
Cost of revenue	900,211	860,857	792,415

Gross profit	316,989	303,165	289,288

Operating expenses:
Selling, general and administrative	230,656	218,250	205,499
Depreciation and amortization	14,439	11,674	10,325

Total operating expenses	245,095	229,924	215,824

Income from operations	71,894	73,241	73,464
Interest expense, net	10,690	12,457	16,698

Income before income taxes	61,204	60,784	56,766
Income tax expense	26,847	24,403	21,431

Net income	$34,357	$36,381	$35,335

Net income per common share:
Basic	$1.03	$1.06	$1.08

Diluted	$1.02	$1.04	$1.02

Weighted average common shares outstanding:
Basic	33,375	34,377	32,662

Diluted	33,811	34,880	34,504

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2005	43,747	$437	$355,762	$(210,529)	$37,763	$(254)	$183,179
Repurchase of common stock into treasury	—	—	—	(37,534)	—	—	(37,534)
Issuance of treasury stock for acquisition earn-out	—	—	—	12,087	(1,427)	—	10,660
Exercise of stock options	1,452	15	10,553	52,794	(36,412)	—	26,950
Income tax benefit from stock option exercises	—	—	8,980	—	—	—	8,980
Stock-based compensation	—	—	6,803	—	—	—	6,803
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(13)	(13)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	409	409
Net income	—	—	—	—	35,335	—	35,335

Total comprehensive income							35,731

Balance, December 31, 2006	45,199	$452	$382,098	$(183,182)	$35,259	$142	$234,769
Repurchase of common stock into treasury	—	—	—	(18,510)	—	—	(18,510)
Stock options and stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested	247	2	2,222	—	—	—	2,224
Income tax benefit from stock options and SARs exercised and RSUs vested	—	—	4,525	—	—	—	4,525
Stock-based compensation	—	—	8,392	—	—	—	8,392
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	—	(532)	—	(532)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(11)	(11)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(1,038)	(1,038)
Net income	—	—	—	—	36,381	—	36,381

Total comprehensive income							35,332

Balance, December 31, 2007	45,446	$454	$397,237	$(201,692)	$71,108	$(907)	$266,200
Repurchase of common stock into treasury	—	—	—	(28,446)	—	—	(28,446)
Stock options and SARs exercised and RSUs vested	300	3	3,991	—	—	—	3,994
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(125)	—	—	—	(125)
Stock-based compensation	—	—	9,322	—	—	—	9,322
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	(292)	(292)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(877)	(877)
Net income	—	—	—	—	34,357	—	34,357

Total comprehensive income							33,188

Balance, December 31, 2008	45,746	$457	$410,425	$(230,138)	$105,465	$(2,076)	$284,133

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$34,357	$36,381	$35,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,439	11,674	10,325
Noncash interest expense	1,614	1,618	3,516
Provision for deferred income taxes	(3,370)	1,291	9,079
Stock-based compensation	9,322	8,392	6,803
Excess tax benefit from stock options and SARs exercised and RSUs vested	(79)	(3,285)	(9,232)
Loss on disposal or sale of fixed assets	227	107	163
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	10,406	9,225	(37,790)
Income taxes receivable	(3,440)	—	—
Prepaid expenses and other current assets	(2,579)	570	2,002
Deposits and other assets	(2,688)	(2,525)	2,230
Accounts payable and accrued expenses	1,941	1,722	1,181
Accrued compensation and benefits	758	437	10,377
Income taxes payable	(1,653)	7,410	20,450
Other liabilities	4,439	6,619	99

Net cash provided by operating activities	63,694	79,636	54,538

Cash flows from investing activities:
Purchase and development of fixed assets	(8,755)	(9,151)	(9,714)
Purchase of intangible assets	(40)	—	—
Cash payment for holdback liability for 2005 acquisition	(8,500)	—	—
Cash paid for acquisitions, net of cash received	(30,952)	(5,478)	(35,963)

Net cash used in investing activities	(48,247)	(14,629)	(45,677)

Cash flows from financing activities:
Capital lease repayments	(667)	(631)	(544)
Proceeds from revolving credit facility	66,500	—	31,600
Payments on revolving credit facility	(35,000)	—	—
Payment of financing costs	(618)	—	(327)
Payments on notes payable	(32,152)	(26,843)	(63,220)
Payment on termination of derivative contract	—	—	(46)
Repurchase of common stock	(28,446)	(18,510)	(37,534)
Proceeds from exercise of equity awards	3,994	2,224	26,950
Excess tax benefit from stock options and SARs exercised and RSUs vested	79	3,285	9,232
Change in bank overdraft, net of effects of acquisition	3,976	(10,448)	10,353

Net cash used in financing activities	(22,334)	(50,923)	(23,536)

Effect of exchange rate changes on cash	(292)	(11)	(13)

Net increase (decrease) in cash and cash equivalents	(7,179)	14,073	(14,688)
Cash and cash equivalents at beginning of year	18,495	4,422	19,110

Cash and cash equivalents at end of year	$11,316	$18,495	$4,422

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $70, $245 and $70 capitalized in 2008, 2007 and 2006, respectively)	$9,600	$11,825	$13,900

Cash paid for income taxes (net of $0, $406 and $11,282 cash received in 2008, 2007 and 2006, respectively)	$32,947	$14,132	$(3,376)

Supplemental disclosures of noncash investing and financing activities:
Fixed assets acquired through capital leases	$243	$318	$793

Issuance of treasury stock for acquisition earn-out	$—	$—	$10,660

Fair value of assets acquired in acquisitions, net of cash received	$8,778	$1,493	$—
Goodwill	11,557	2,254	—
Intangible assets	13,960	4,909	—
Liabilities assumed	(1,007)	(1,421)	—
Holdback provision	(2,336)	—	—
Deferred tax liability	—	(1,757)	—

Net cash paid for acquisitions	$30,952	$5,478	$—

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. At December 31, 2007, the Company held $342,000 in a collateral trust account restricted for use related to a professional liability insurance agreement. During 2008, the Company’s professional liability insurance agreement was amended to eliminate the requirement for a cash collateral trust account.

(d) Fixed Assets

Furniture, equipment, leasehold improvements and internal-use software are recorded at cost less accumulated amortization and depreciation. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments. Major additions and improvements are capitalized and maintenance and repairs are expensed when incurred. Depreciation on furniture, equipment and software is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). Leasehold improvements and equipment obtained under capital leases are amortized over the shorter of the term of the lease or their estimated useful life. Amortization of equipment obtained under capital leases is included with depreciation expense in the accompanying consolidated financial statements.

Costs incurred to develop internal-use software during the application development stage are capitalized and recorded at cost. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality also are capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over three to five years once the software is ready for its intended use.

The Company reviews long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Due to the current downturn of economic environment, the Company performed impairment testing on its long-lived assets in accordance with SFAS No. 144 and determined that there was no impairment at December 31, 2008. The Company reviewed its long-lived assets for impairment and determined that there was no impairment at December 31, 2007.

(e) Goodwill

The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The Company performed the annual impairment test at October 31, 2008 and 2007, and determined there was no impairment of goodwill. The Company also performed additional impairment testing at December 31, 2008 due to the continued downturn of economic environment and the Company’s market capitalization, and determined there was no impairment of goodwill. However, if the Company’s stock price continues to decline, which will cause the further deterioration of the market value of its equity, the Company may have to record an impairment charge in the first quarter of 2009.

(f) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through the Company’s acquisition of The MHA Group, Inc. (“MHA”) in November 2005, Lifework, Inc. and its wholly-owned subsidiaries (“Rx Pro Health”) in May 2007 and Platinum Select Staffing in February 2008, and other noncompete covenants from previous acquisitions. Identifiable intangible assets acquired through these acquisitions include tradenames and trademarks, customer relationships, noncompete agreements, staffing databases, acquired technology and online courses. Amortizable intangible assets, which do not include tradenames and trademarks with an indefinite life, are amortized using the straight-line method over their useful lives. Noncompete covenants are amortized using the straight-line method over the life of the related agreements. Indefinite lived tradenames and trademarks, are not amortized and are instead reviewed for impairment annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This review includes comparing the fair value of the Company’s indefinite lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss. The Company performed the annual impairment test at October 31, 2008 and 2007, and determined there was no impairment. SFAS No. 142 requires that intangible assets with estimable useful lives continue to be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Due to the current downturn of economic environment, the Company had performed impairment testing on its amortizable intangible assets in accordance with SFAS No. 144 and determined that there was no impairment at December 31, 2008. The Company reviewed its amortizable intangible assets for impairment and determined that there was no impairment at December 31, 2007.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(g) Insurance Reserves

The Company maintains an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year. For the nurse and allied healthcare staffing segment, reserves for reported claims are based upon loss reserves established by management and the Company’s third party administrators. For the locum tenens staffing segment, reserves for reported claims are based upon the actual studies of historical claims data and industry data.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for current years. The Company records its accruals based on the amounts provided in the actuarial study.

The Company maintains an accrual for self-insured health benefits provided to the Company’s nurse and allied healthcare professionals and corporate employees, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, as well as industry experience and trends. If such information indicates that the accruals are overstated or understated, the Company reduces or provides for additional accruals. The Company’s accrual at December 31, 2008 was based on (i) a monthly average of the Company’s actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to the Company and paid.

(h) Accounts Receivable

The Company records accounts receivable at the invoiced amount and accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks, including the inability of customers to make required payments under contractual agreements. The allowance for doubtful accounts is reported as a reduction of accounts receivable in the consolidated balance sheets. The adequacy of this allowance is determined by evaluating historical delinquency and write-off trends, the credit risk for individual customer receivables, the financial condition and credit history of each customer, historical payment trends as well as current economic conditions and the impact of such conditions on the customers’ liquidity and overall financial condition. The Company also maintains a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(i) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of revenue for the years ended December 31, 2008, 2007 and 2006.

The Company’s cash and cash equivalents are also financial instruments that are exposed to concentration of credit risk. The Company places its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. As of December 31, 2008 and 2007, there were $20,000 and $508,000, respectively, cash and cash equivalent balances invested in a non-federally insured money market account.

(j) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. For temporary placements, revenue is recognized in the period in which services are provided based on hours worked by the temporary healthcare professionals. For permanent placements, revenue is recognized over the estimated maximum service period on a straight-line basis. Any permanent placement fees that are billable on a contingent basis are recognized once the contingency is resolved over the remaining estimated maximum service period. Billings in excess of revenue are recorded as deferred revenue in the accompanying consolidated balance sheets.

(k) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $7,984,000, $8,840,000 and $9,832,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(m) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of notes payable can not be reasonably estimated as the instrument’s interest rates are likely not comparable to rates currently offered for similar debt instruments of comparable maturity given the state of the current credit markets. Derivative financial instruments are recorded at fair value based on current market pricing models. The acquisition price holdback liability is recorded at its fair value, using the discounted cash flow method. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(n) Stock-Based Compensation

The Company accounts for its share-based employee compensation plans under the provisions of revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment, which requires companies to expense the estimated fair value of share-based awards over the requisite employee service period. The measurement of stock based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 11(b) to the accompanying consolidated financial statements. The Company uses historical data to estimate pre-vesting equity award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company estimates the expected term based on historical exercise patterns, and bases the dividend yield assumption on historical dividend payouts, which are zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s equity awards. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility, due to that the Company has very limited trading in options and has historical volatility data for a period that covers the expected term of the equity award, and therefore utilizes this measure. The fair value of equity awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

(o) Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period.

Options to purchase 1,809,000, 839,000 and 842,000 shares of common stock in 2008, 2007 and 2006, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Net income	$34,357	$36,381	$35,335

Net income per common share—basic	$1.03	$1.06	$1.08

Net income per common share—diluted	$1.02	$1.04	$1.02

Weighted average common shares outstanding—basic	33,375	34,377	32,662
Plus dilutive equity awards	436	503	1,842

Weighted average common shares outstanding—diluted	33,811	34,880	34,504

(p) Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives depend upon accounting for whether they qualify for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The Company currently maintains six interest rate swap agreements with notional amounts totaling $85.0 million as of December 31, 2008. The Company pays fixed rates under these agreements and receives floating three-month LIBOR, and no initial investments were made to enter into these agreements.

The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. The Company recognizes all derivatives on the balance sheet at fair value using commonly quoted intervals from observable market data. Gains or losses resulting from changes in the values of these arrangements are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

In July 2008, in addition to its two existing interest rate swap agreements, the Company entered into five new interest rate swap agreements for notional amounts of $10.0 million each, whereby the Company will pay fixed rates ranging from 3.20% to 4.33% under these agreements and receive a floating three-month LIBOR. One of the two existing interest rate swap agreements expired on December 31, 2008. Three of the new agreements became effective in September 2008, and the remaining two will become effective in December 2009. These new agreements expire beginning June 2009 through September 2010. As of December 31, 2008, these six interest rate swap agreements were effective with notional amounts totaling $85.0 million. The Company pays fixed rates ranging from 3.20% to 4.94% under these agreements and receives floating three-month LIBOR.

At December 31, 2008 and 2007, the interest rate swap agreements had a fair value of $(2.5) million and $(1.1) million, respectively, which is included in other liabilities (both current and long-term) in the accompanying consolidated balance sheets.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(q) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures related to fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 (FSP SFAS No. 157-2), Effective Date of FASB Statement No. 157, which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 beginning January 1, 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities, and the adoption did not have a material effect on its consolidated financial statements. The Company is required to adopt FSP SFAS No. 157-2 beginning January 1, 2009, and the Company does not expect the adoption will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 141R beginning January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is required to adopt SFAS No. 161 beginning January 1, 2009, and the Company does not expect the adoption will have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3 (FSP FAS No. 142-3), Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company is required to adopt FSP No. FAS 142-3 beginning January 1, 2009, and the Company does not expect the adoption will have a material effect on its consolidated financial statements.

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

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets and stock compensation expense. Management believes that segment operating income is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. The information in the following table is derived from the segment’s internal financial information as used for corporate management purposes.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue
Nurse and allied healthcare staffing	$843,747	$802,034	$763,170
Locum tenens staffing	321,954	310,525	268,131
Physician permanent placement services	51,499	51,463	50,402

	$1,217,200	$1,164,022	$1,081,703

Segment Operating Income
Nurse and allied healthcare staffing	$60,189	$57,597	$56,647
Locum tenens staffing	22,614	22,867	20,936
Physician permanent placement services	12,852	12,843	13,009

	95,655	93,307	90,592
Depreciation and amortization	14,439	11,674	10,325
Stock-based compensation	9,322	8,392	6,803
Interest expense, net	10,690	12,457	16,698

Income before income taxes	$61,204	$60,784	$56,766

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(s) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable and contingencies and litigation, valuation and recognition of share-based payments and income taxes. Actual results could differ from those estimates under different assumptions or conditions.

(t) Reclassifications

Certain amounts in the 2006 and 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

(2) Immaterial Correction of an Error in Prior Periods

During the third quarter of 2008, the Company identified an error related to the income tax deductibility of housing per diem payments provided to certain of the Company’s healthcare professionals. These per diem payments were treated as fully deductible for income tax purposes when that position is not considered to be more likely than not under the provisions of FIN 48. As a result, the Company’s historical income tax provisions and related FIN48 liability balances were misstated. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to the prior periods, but that its correction in the third quarter of 2008 would be material to the quarter. Consequently, the Company has revised its historical financial statements for fiscal 2006 and fiscal 2007 within this annual report, and has recognized the cumulative effect of the error by adjusting other current liabilities, other long-term liabilities and retained earnings by $2.8 million, $7.2 million and $10.0 million, respectively, as of January 1, 2006.

The following tables represent a summary of the effects of the immaterial error correction on the consolidated balance sheets for the periods indicated (in thousands):

	As of December 31, 2007
	As previously Reported		Adjustments	Adjusted
Other current liabilities	$25,842	*	$2,327	$28,169
Total current liabilities	$128,556		$2,327	$130,883
Other long-term liabilities	$37,498		$7,601	$45,099
Total liabilities	$347,530	**	$9,928	$357,458
Retained earnings	$81,036		$(9,928)	$71,108
Total stockholders’ equity	$276,128		$(9,928)	$266,200

(*)	Amount adjusted to reflect a reclassification in amount of $0.2 million from income taxes payable to other current liabilities to conform to the 2008 presentation.

(**)	Amount adjusted to reflect a reclassification in amount of $10.0 million to reduce current deferred income tax assets and to reduce deferred income tax liabilities to conform to the 2008 presentation.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2006
	As previously Reported	Adjustments	Adjusted
Retained earnings	$45,036	$(9,777)	$35,259
Total stockholders’ equity	$244,546	$(9,777)	$234,769

	As of December 31, 2005
	As previously Reported	Adjustments	Adjusted
Retained earnings	$47,784	$(10,021)	$37,763
Total stockholders’ equity	$193,200	$(10,021)	$183,179

The following tables represent a summary of the effects of the immaterial error correction on the consolidated statements of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As previously Reported	Adjustments	Adjusted	As previously Reported	Adjustments	Adjusted
Income tax expense	$24,252	$151	$24,403	$21,675	$(244)	$21,431
Net income	$36,532	$(151)	$36,381	$35,091	$244	$35,335
Net income per common share:
Basic	$1.06	$—	$1.06	$1.07	$0.01	$1.08
Diluted	$1.05	$(0.01)	$1.04	$1.02	$—	$1.02

Cash flows from operating, investing and financing activities for the above periods were not impacted by this immaterial correction of an error. However, net income was revised as shown above with an offset to the other liabilities caption within operating activities.

(3) Acquisitions

Platinum Select Staffing Acquisition

On February 15, 2008, the Company acquired substantially all of the assets of Platinum Select Staffing, a national travel allied staffing firm. The strategic combination has further broadened the type of services the Company offers. The total initial purchase price was $33.3 million, which included $30.4 million cash consideration, $0.4 million of direct transaction costs and $0.2 million excess net working capital payable, which were paid in 2008, and $2.3 million cash holdback less indemnifiable expenses, which will be paid in 2009. The acquisition agreement also provides for a contingent earn-out payment up to $17.0 million to be paid in 2009, if certain annual financial goals are met. Based on the operating result of Platinum Select Staffing for fiscal year 2008, these financial goals have not been met. The allocation of the purchase price consisted of $7.8 million of net tangible assets acquired, $11.5 million of goodwill and $14.0 million of identified intangible assets. The intangible assets included the fair value of trademarks, tradenames, customer relationships, non-compete agreements and staffing databases. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 17 years. The goodwill was allocated to the Company’s nurse and allied healthcare staffing segment. The acquisition was recorded using the purchase method of accounting. The results of operations of Platinum Select Staffing are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements from the acquisition date.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Payment related to Prior Acquisition

In April 2008, in connection with the acquisition MHA in November 2005, the Company made a cash payment of $8.5 million to the selling shareholders representing a portion of the holdback of the initial purchase price. As of December 31, 2008, the Company’s remaining holdback liability in connection with MHA was $4.7 million, which is included in other long-term liabilities in the accompanying consolidated balance sheet. The remaining holdback is being retained until the assessment by California Employment Development Department (“EDD”) is resolved. See Note 12 (a), “Commitments and Contingencies—Legal” for additional information.

Rx Pro Health Acquisition

On May 21, 2007, the Company completed its acquisition of Rx Pro Health, a leading provider of pharmacy staffing, workforce technology solutions, and online educational services for hospital-based and retail pharmacies and pharmaceutical companies. The strategic combination has broadened the type of services the Company offers. Total purchase price was $5.5 million, which included $5.2 million cash consideration and $0.3 million of direct transaction costs. The acquisition agreement also provides for annual performance-based contingent earn-out payments for 2007, 2008 and 2009. No earn-out was paid in 2008 based on the financial performance of Rx Pro Health for the period between May 21, 2007 and December 31, 2007. In addition, no earn-out will be paid in 2009 based on the financial performance of Rx Pro Health for 2008. As of December 31, 2008, the Company has agreed with the selling shareholders that no future contingent earn-out payments will be paid.

(4) Stock Repurchases

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

On May 7, 2008, the Company’s Board authorized the repurchase of up to $38.0 million of its outstanding common stock in the open market through March 31, 2009. Under the repurchase authorization, share purchases may be made from time to time, beginning in the second quarter of 2008, depending on prevailing market conditions and other considerations. During the year ended December 31, 2008, the Company repurchased 1,554,600 shares of its common stock at an average price of $18.30 per share, resulting in an aggregate purchase price of $28.4 million. As of December 31, 2008, the remaining approximate dollar value that may be purchased under the authorization is approximately $9.6 million. Subsequent to December 31, 2008, the Company has not repurchased additional outstanding common stock.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not material to consolidated financial statements. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. Accordingly, the Company will adopt the methods of fair value measurement described in SFAS No. 157 for nonfinancial assets and liabilities on January 1, 2009.

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

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”) and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan, which is recorded in deposits and other assets in the accompanying balance sheet as of December 31, 2008, consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable market data. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Trading securities investment	$1,871	$1,871	$—	$—
Financial Liabilities: Interest rate swaps	$2,506	$—	$2,506	$—

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Goodwill and Identifiable Intangible Assets

As of December 31, 2008 and 2007, the Company had the following acquired intangible assets (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(1,325)	$1,105	$1,890	$(752)	$1,138
Customer relationships	36,400	(8,024)	28,376	34,100	(5,166)	28,934
Tradenames and trademarks	13,551	(1,364)	12,187	2,711	(565)	2,146
Noncompete agreements	1,430	(723)	707	1,110	(442)	668
Acquired technology	800	(257)	543	800	(98)	702
Online courses	59	(32)	27	59	(12)	47

	$54,670	$(11,725)	$42,945	$40,670	$(7,035)	$33,635

Intangible assets not subject to amortization:
Goodwill			$252,875			$241,266
Tradenames and trademarks			79,900			79,900

			$332,775			$321,166

Aggregate amortization expense for intangible assets was $4,690,000 and $3,051,000 for the years ended December 31, 2008 and 2007, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2008 is as follows (in thousands):

Amount
Year ending December 31, 2009	$4,809
Year ending December 31, 2010	4,613
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,173
Thereafter	23,121

$42,945

The increase in the gross amounts of goodwill and intangible assets of $11,609,000 and $14,000,000, respectively, during the year ended December 31, 2008, was primarily due to the acquisition of Platinum Select, L.P. (“Platinum Select Staffing”) in February 2008. The increase in the gross amounts of goodwill and intangible assets were recorded in the Company’s nurse and allied healthcare staffing segment.

Of the $252.9 million goodwill balance at December 31, 2008, $159.4 million was allocated to nurse and allied healthcare staffing segment, $58.0 million was allocated to locum tenens staffing segment, and $35.5 million was allocated to physician permanent placement services segment.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Fixed assets:
Furniture and equipment	$18,937	$18,668
Software	40,604	33,829
Leasehold improvements	5,555	5,301

	65,096	57,798
Accumulated depreciation and amortization	(41,078)	(33,198)

Fixed assets, net	$24,018	$24,600

Accounts payable and accrued expenses:
Trade and accrued accounts payable	$20,215	$17,467
Professional liability reserve	2,193	2,778
Other	2,012	1,986

Accounts payable and accrued expenses	$24,420	$22,231

Accrued compensation and benefits:
Accrued payroll	$20,898	$17,672
Accrued bonuses	6,821	7,740
Accrued health insurance reserve	3,000	3,539
Accrued workers compensation reserve	3,484	2,758
Deferred compensation	5,811	6,228
Other	4,857	5,509

Accrued compensation and benefits	$44,871	$43,446

Other current liabilities:
Acquisitions purchase price holdback liability	$2,419	$13,600
Facility client deposits	3,570	5,128
Uncertain tax positions liability	—	2,478
Other	8,733	6,963

Other current liabilities	$14,722	$28,169

Other long-term liabilities:
Workers compensation reserve	$6,967	$6,681
Professional liability reserve	18,685	15,493
Deferred rent	7,885	6,983
Uncertain tax positions liability	18,220	13,579
Other	6,953	2,363

Other long-term liabilities	$58,710	$45,099

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) Income Taxes

The provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the following (in thousands):

	December 31,
	2008	2007	2006
Current income taxes:
Federal	$26,504	$20,345	$10,659
State	3,726	2,729	1,542
Foreign	(13)	38	151

Total	30,217	23,112	12,352

Deferred income taxes:
Federal	(3,397)	709	7,557
State	(94)	754	1,432
Foreign	121	(172)	90

Total	(3,370)	1,291	9,079

Provision for income taxes	$26,847	$24,403	$21,431

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income because of the effect of the following items during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	December 31,
	2008	2007	2006
Tax expense at federal statutory rate	$21,421	$21,175	$19,749
State taxes, net of federal benefit	2,457	2,338	1,067
Uncertain tax positions	2,386	894	(132)
Other, net	583	(4)	747

Income tax expense	$26,847	$24,403	$21,431

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Stock compensation	$7,979	$4,733
Deferred revenue	1,387	4,502
Allowance for doubtful accounts	1,492	1,196
Deferred compensation	1,871	2,419
Accrued expenses, net	15,003	13,093
Deferred rent	3,105	2,393
Net operating losses	1,137	998
State taxes	3,038	2,123
Credit carryforwards	147	146
Insurance premiums	54	214
Other	1,654	841

Total deferred tax assets	$36,867	$32,658

Deferred tax liabilities:
Intangibles	$(70,729)	$(68,228)
Fixed assets	(5,473)	(5,403)
Prepaid expenses	(971)	(1,959)

Total deferred tax liabilities	$(77,173)	$(75,590)

Valuation allowance	$(75)	$(76)

Net deferred tax liabilities	$(40,381)	$(43,008)

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, excluding a foreign tax credit carryforward, and accordingly, has not provided a valuation allowance for these assets except for the item mentioned below.

As of December 31, 2008 the Company has no federal net operating loss carryforward. As of December 31, 2008 the Company has state net operating loss carryforwards of $12,866,000 that are set to expire at various dates between 2010 and 2027. As of December 31, 2008 the Company has foreign tax credit carryforwards of $75,000 that are set to expire in 2014. Management believes it is not more likely than not that the Company will generate sufficient foreign source income to utilize these foreign tax credit carryforwards, and therefore the Company has established a valuation allowance of $75,000 for these foreign tax credit carryforwards.

As of December 31, 2008 pursuant to APB No. 23, Accounting for Income Taxes—Special Areas, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. The Company intends to reinvest its foreign earnings indefinitely under APB No. 23. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings, however the Company’s foreign earnings are insignificant.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. Following is a tabular reconciliation of the unrecognized tax benefits activity during 2008 (in thousands):

Balance at January 1, 2008, excluding interest and penalties of $1,098	$15,618
Additions based on tax positions related to current year	5,094
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(96)
Settlements	(950)
Reductions due to lapse of applicable statute of limitations	(2,397)

Balance at December 31, 2008, excluding interest and penalties of $951	$17,269

At December 31, 2008, if recognized, approximately $16,038,000 would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to uncertain tax position in income tax expense. The Company has approximately $951,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2008.

The Company is subject to taxation in the US and various states and foreign jurisdictions. As of December 31, 2008, the Company’s tax years for 2005, 2006, 2007 and 2008 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2008, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the IRS or state authorities if they either have been or will be utilized in a future period.

The Company does not foresee material changes to its FIN48 liability within the next twelve months.

(9) Notes Payable and Related Derivative Instruments and Credit Agreement

In November 2005, in connection with the acquisition of MHA, the Company amended and restated its existing credit facility. The new credit facility, the Second Amended and Restated Credit Agreement (“Credit Agreement”), provides for, among other provisions, a $75.0 million secured revolving credit facility (“Revolver”) for short-term borrowings, a $30.0 million letter of credit sub-facility, a $15.0 million swing-line sub-facility, all maturing in November 2010, and a new $205.0 million secured term loan facility maturing in November 2011. The new secured term loan facility was used to pay off existing borrowings of $87.8 million of term debt and provide financing for the acquisition.

In May 2006, the Company entered into a First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment provides that the Company may request, on a one-time basis and subject to meeting certain conditions, an additional term loan (“Incremental Term Loan”) in an amount not to exceed $45.0 million and permits the Company to repurchase up to $45.0 million of capital stock (subject to certain conditions). The First Amendment also reset the applicable interest rate for term loan borrowings based upon the then current leverage ratio. Also in May 2006, the Company exercised its Incremental Term Loan option and borrowed $30.0 million, which along with cash on hand was used to fund the purchase of 1,852,000 shares of common stock under the Stock Purchase Agreement for a total purchase price of $37.5 million, including transaction costs. Effective with this borrowing, the interest rate for all term loans outstanding (including the Incremental Term Loan) under the Credit Agreement initially bore interest, at the Company’s option, at either

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LIBOR plus 2.00% or the Base Rate plus 1.00%. Beginning in August 2006 and thereafter, based on the Company’s then current leverage ratio, all term loans bear interest, at the Company’s option, at either LIBOR plus 1.75% or the Base Rate plus 0.75%.

On July 6, 2007, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment provided that the Company may repurchase its common stock in an aggregate cash amount not to exceed $25.0 million, provided that no default or event of default exists either before or after giving effect to such restricted payment and such repurchase occurred on or before September 30, 2007. The Company completed the repurchase of 1,000,000 shares at an average purchase price of $18.48 per share during August 2007, resulting in an aggregate purchase price of $18.5 million.

Effective May 2, 2008, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment provides that the Company may repurchase its common stock in an aggregate cash amount not to exceed $50.0 million, provided that no default or event of default exists either before or after giving effect to such repurchase payment and such repurchase occurs on or before March 31, 2009. The Third Amendment also modified the Company’s existing $15.0 million borrowing capacity, by changing the type of debt from unsecured to secured (subject to certain conditions) and increased the annual capital expenditure limit to $15.0 million.

Initially, the term loan portion of the Credit Agreement was subject to quarterly amortization of principal (in equal installments), with an amount equal to 1.25% of the initial aggregate principal amount of the facility payable quarterly through September 30, 2007 (except in the case of the initial quarterly payment on June 30, 2006 of 2.5%) and 2.5% of the initial aggregate principal amount of the facility payable quarterly from December 31, 2007 through September 30, 2010 with any remaining amounts payable in 2011. Voluntary prepayments of the term loan portion of the credit facility are applied as we may elect, including ratably to the remaining quarterly principal amortization payments. Subsequent voluntary prepayments of the term loan portion of the credit facility have been applied ratably thereby lowering the effective payment proportion relative to the initial principle amount.

The Company is required to make additional mandatory prepayments on the term loan with the proceeds of asset dispositions, extraordinary receipts, debt issuances and certain equity issuances. The Company is also required to make mandatory prepayments on the term loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2006, in an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement), less any voluntary prepayments made during the fiscal year. These mandatory prepayment amounts, if any, are applied ratably to the remaining quarterly amortization payments.

On February 5, 2008, the Company made a total payment of $14.0 million, among which $10.1 million was used for the 2007 excess cash flow requirement, $3.8 million was applied to the quarterly principal amortization payments for three months ended March 31, 2008, and the remaining $0.1 million was applied to the quarterly principal amortization payment for the three months ended June 30, 2008. The voluntary prepayments made during 2007 and the $10.1 million payment made in February 2008 satisfied the excess cash flow prepayment requirement for 2007. In July and December 2008, the Company made additional voluntary prepayment in amount of $4.0 and $3.0 million, respectively. The voluntary prepayments made during 2008 satisfied the excess cash flow prepayment requirement for 2008. In June, September and December 2008, the Company made quarterly principal amortization payments of $3.8 million, $3.7 and $3.6 million, respectively. At December 31, 2008, the total term loan outstanding (including both the current and long term portions) was $114.8 million.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The revolving credit facility portion of the Credit Agreement carries an unused fee of between 0.375% and 0.5% per annum based on the Company’s then current leverage ratio, and there are no mandatory reductions in the revolving commitment under the revolving credit facility. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Company, plus a spread of 1.50% to 2.25% and 0.50% to 1.25%, respectively, to be determined based on the then current leverage ratio. Borrowings under the swing-line sub-facility bear interest at the prime interest rate. Amounts available under the Company’s revolving credit facility may be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes, subject to various limitations. At December 31, 2008, the Company had $31.5 million outstanding under the revolving credit facility. At December 31, 2007, the Company had no borrowings outstanding under the revolving credit facility.

The Company maintained outstanding standby letters of credit totaling $10.1 million, $8.2 million and $0.1 million as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a foreign office lease agreement, respectively, at December 31, 2008. Each of these letters of credit bears interest at a fixed rate of 1.50% to 2.25% based on the Company’s leverage ratio. Total outstanding standby letters of credit at December 31, 2008 and 2007 were $18.4 million and $20.0 million, respectively.

Credit Agreement balances as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
$75,000 Revolver expiring November 2, 2010 with variable interest rates. The weighted average interest rate at December 31, 2008 was 3.0%	$31,500	$—
$235,000 Term Loan due September 30, 2011 with variable interest rates. The weighted average interest rate at December 31, 2008 and 2007 was 4.8% and 6.4%, respectively	114,816	146,968

Total Credit Agreement debt	146,316	146,968
Less current portion of notes payable, including Revolver	(46,080)	(26,616)

Long-term portion of notes payable	$100,236	$120,352

Annual principal maturities of notes payable are as follows:
2009	14,580
2010	32,804
2011	67,432

	$114,816

The Company’s outstanding debt instruments at December 31, 2008 and 2007 were secured by all assets of the Company and the common stock of its subsidiaries. The Company’s Credit Agreement contains various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. The Company was in compliance with these requirements as of December 31, 2008 and 2007.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10) Retirement Plans

The Company maintains the Healthcare Staffing Retirement Savings Plan (the AMN Plan), a plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year and may be up to a maximum 6% of eligible compensation paid to all participants during the plan year. The amount of the employer contributions, net of forfeitures, under this plan were $2,719,000, $2,624,000 and $1,592,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a defined compensation plan for certain executives and key employees (the Plan). The Plan is not intended to be tax qualified and is an unfunded plan. This plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 100% of their bonus and 100% of their grant of restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions, net of forfeitures, under this plan were $228,000, $243,000 and $273,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(11) Stock-Based Compensation

(a) Equity Award Plans

In November 1999, the Company established two performance stock option plans (the 1999 Plans), which were approved by the Company’s shareholders prior to the Company’s initial public offering, to provide for the grant of options to the Company’s upper management. On April 12, 2006, the number of shares of common stock reserved for future issuance under the 1999 Plans, 351,274, were rolled into the Equity Plan. There will be no further equity awards granted from the 1999 Plans. All previously granted options under the 1999 Plans have been exercised or forfeited.

In July 2001, the Company established the 2001 Stock Option Plan to provide a means to attract and retain employees. In May 2004, the 2001 Stock Option Plan was renamed the Stock Option Plan, and an additional 2,000,000 options were authorized for issuance to increase the maximum number of options to be granted under the plan to 4,178,000. Unless otherwise provided at the time of the grant, the options vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. The plan expires on the tenth anniversary of the effective date. On April 12, 2006, the number of shares of common stock reserved for future issuance under the Stock Option Plan, 372,001, were rolled into the Equity Plan, which is discussed below. There will be no further equity awards granted from the Stock Option Plan.

In April 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which was approved by the Company’s shareholders. At the time of the Equity Plan’s adoption, equity awards, based on the Company’s common stock, could be issued for a maximum of 723,275 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, cancelled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the plan by 3,000,000 (plus shares forfeited under the Company’s Stock Option Plan). For the year ended December 31, 2008, 618,000 stock appreciation rights (“SARs”) and 399,000 restricted stock units (“RSUs”) were granted to employees, officers and directors of the Company under the Equity Plan. The SARs typically vest ratably over a three year period, with one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. No grants may be made under the Equity Plan after the tenth anniversary of the effective date. At December 31, 2008 and 2007, respectively, 1,505,800 and 2,341,000 shares of equity awards were reserved for the future grants related to the Equity Plan.

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

A summary of stock option and SAR activity under the 1999 Plans, the Stock Option Plan and the Equity Plan are as follows:

	1999 Plans		Stock Option Plan		Equity Plan
	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2005	3,822,000	$4.73	3,349,000	$15.06	—	—
Granted	—	—	—	—	386,000	$18.07
Exercised	(3,812,000)	$4.73	(706,000)	$12.66	—	—
Canceled/forfeited/expired	—	—	(59,000)	$17.63	(16,000)	$18.03

Outstanding at December 31, 2006	10,000	$6.68	2,584,000	$15.65	370,000	$18.07
Granted	—	—	—	—	427,000	$24.47
Exercised	(10,000)	$6.68	(199,000)	$12.59	(23,000)	$18.03
Canceled/forfeited/expired	—	—	(27,000)	$18.55	(52,000)	$21.52

Outstanding at December 31, 2007	—	—	2,358,000	$15.88	722,000	$21.61
Granted	—	—	—	—	618,000	$16.10
Exercised	—	—	(295,000)	$13.56	(6,000)	$18.03
Canceled/forfeited/expired	—	—	(261,000)	$22.17	(149,000)	$19.96

Outstanding at December 31, 2008	—	—	1,802,000	$15.35	1,185,000	$18.96

Vested and expected to vest at December 31, 2008	—	—	1,663,000	$15.35	1,093,000	$18.96

Exercisable at December 31, 2008	—	—	1,612,000	$15.41	318,000	$20.68

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2008:

		Outstanding			Exercisable
	Range Of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
Stock Option Plan	$8.21 - $ 12.84	318,000	4.7	$10.87	318,000	4.7	$10.87
	14.86 - 22.98	1,484,000	5.5	16.31	1,294,000	5.3	16.52

		1,802,000			1,612,000

Equity Plan	$8.21 - $ 12.84	13,000	9.8	$11.06	—	—	$—
	14.86 - 22.98	857,000	8.6	16.89	199,000	7.4	18.10
	24.47 - 24.95	315,000	8.3	24.95	119,000	8.3	24.95

		1,185,000			318,000

TOTAL		2,987,000	6.6	$16.78	1,930,000	5.6	$16.27

Stock-based compensation expense for 2008, 2007 and 2006 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following weighted average assumptions:

	2008	2007	2006
Expected life	3.9 years	3.8 years	4.5 years
Risk-free interest rate	2.5%	4.5%	5.1%
Volatility	30%	31%	46%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of the 618,000, 427,000 and 386,000 SARs granted during 2008, 2007 and 2006 was $4.35, $7.41 and $8.02, respectively, per SAR. As of December 31, 2008, there was $3.8 million of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.6 years. The total intrinsic value of stock options and SARs exercised was $1,125,000, $2,071,000 and $74,593,000 for 2008, 2007 and 2006, respectively. At December 31, 2008, the total intrinsic value of stock options and SARs outstanding was $0, the total intrinsic value of stock options and SARs vested and expected to vest was $0, and the total intrinsic value of stock options and SARs exercisable was $0.

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $16.16 per RSU for the 399,000 RSUs granted during 2008. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes RSU activity for non-vested awards for the twelve months ended December 31, 2008, 2007 and 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Intrinsic Value
Unvested at January 1, 2006	—	—
Granted	262	$18.08
Vested	—	—
Cancelled/forfeited/expired	(7)	$18.03

Unvested at December 31, 2006	255	$18.08

Granted	268	$24.35
Vested	(84)	$18.04
Cancelled/forfeited/expired	(31)	$21.60

Unvested at December 31, 2007	408	$21.94

Granted	399	$16.16
Vested	(15)	$22.04
Cancelled/forfeited/expired	(68)	$20.23

Unvested at December 31, 2008	724	$18.90

As of December 31, 2008, there was $7.6 million of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.9 years. The aggregate intrinsic value of the RSUs outstanding was $5,881,000 as of December 31, 2008.

Stock-Based Compensation

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the twelve month periods ended December 31, 2008, 2007 and 2006, in accordance with SFAS No. 123R (in thousands):

	Years Ended December 31,
	2008	2007	2006
Stock-based employee compensation, before tax	$9,322	$8,392	$6,803
Related income tax benefits	(3,614)	(3,348)	(2,563)

Stock-based employee compensation, net of tax	$5,708	$5,044	$4,240

For the years ended December 31, 2008, 2007 and 2006, the adoption of SFAS No. 123R resulted in cash flows from financing activities of $79,000, $3,285,000 and $9,232,000, respectively, for excess tax benefits related to equity awards exercised and vested during the year.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, is the subject of an assessment by the California EDD with respect to the payment of certain payroll related taxes, in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. The Company has appealed the EDD’s assessment, but on September 5, 2008 the Company made a payment to the EDD in the amount of $2.3 million to cease the accrual of interest while the appeal is pending. Of the $2.3 million payment, $1.8 million was related to the periods prior to the MHA acquisition in November 2005 and $0.5 million was related to the post-acquisition period. The $1.8 million related to the pre-acquisition period is fully indemnified by the former MHA selling shareholders, and the Company has retained a holdback of $4.7 million for such pre-acquisition contingency matters, which is recorded in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2008. There is potential exposure subsequent to the EDD assessment period, but the Company believes the exposure to be immaterial to its consolidated financial statements.

The Company’s hospital, healthcare facility and physician practice clients may also become subject to claims, governmental inquiries and investigations and legal actions to which the Company may become a party relating to services provided by its professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with its hospital, healthcare facility and physician practice clients relating to these matters.

The Company is currently not aware of any other pending or threatened litigation or indemnification claim that would be considered reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the next five years. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2008 are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31:
2009	$744	$13,897
2010	439	13,801
2011	186	13,138
2012	77	11,778
2013	39	55,314
Thereafter	—	—

Total minimum lease payments	$1,485	$107,928

Less amount representing interest (at rates ranging from 0.6% to 15.3%)	(77)

Present value of minimum lease payments	1,408
Less current installments of obligations under capital leases	(699)

Obligations under capital leases, excluding current installments	$709

Fixed assets obtained through capital leases as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Fixed assets	$3,337	$3,216
Accumulated amortization	(2,013)	(1,466)

Fixed assets, net	$1,324	$1,750

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense was $16,014,000, $16,491,000, and $14,592,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is also required to maintain minimum financial thresholds with respect to its lease agreement for corporate headquarters in San Diego, California. These include a minimum net income coverage ratio, based on net income and rent expense as defined in the lease agreement, as of the end of each fiscal quarter of not less than 2.25 to 1.00 for the fiscal quarter ended December 31, 2008 and thereafter, and a minimum market capitalization of $350.0 million or greater. The market capitalization is calculated by multiplying the number of fully diluted common shares outstanding at the last day of the applicable quarter by the average closing share price during the last thirty calendar days of the applicable quarter. Should the Company fail to meet these minimum financial thresholds, the Company would be required to establish a letter of credit equal to twelve months of the then-current monthly installment of base rent in amount of $7.5 million within thirty days upon notice from the landlord. At December 31, 2008, the Company’s market capitalization was under $350.0 million. As of February 27, 2009, we have not received a request from the landlord to post the letter of credit.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$293,593		$312,691		$315,014	$295,902	$1,217,200
Gross profit	$77,455		$82,538		$81,060	$75,936	$316,989
Net income	$8,723	*	$8,515	*	$9,495	$7,624	$34,357
Net income per share:
Basic	$0.26	*	$0.25	*	$0.29	$0.23	$1.03
Diluted	$0.26	*	$0.25	*	$0.28	$0.23	$1.02

	Year Ended December 31, 2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
	(In thousands, except per share data)
Revenue	$283,944		$293,912		$300,267		$285,899		$1,164,022
Gross profit	$72,505		$74,959		$79,738		$75,963		$303,165
Net income	$7,583	*	$8,346	*	$12,027	*	$8,425	*	$36,381
Net income per share:
Basic	$0.22	*	$0.24	*	$0.35	*	$0.25	*	$1.06
Diluted	$0.21	*	$0.24	*	$0.35	*	$0.25	*	$1.04

(*)	Amounts had been adjusted to reflect the effects of an immaterial error correction on the consolidated statements of operations for the period indicated. See Note 2, Immaterial Correction of an Error in Prior Periods, for additional information.

(14) Subsequent Event

Cost-Reduction Initiatives

During the first quarter of 2009, the Company announced restructuring steps, including reductions in corporate employees, the closure of its Huntersville, North Carolina office and the consolidation of certain nursing brands. The restructuring was driven by strategic branding decisions and responding to current and anticipated market conditions. The cost-reduction initiatives impacted less than fifteen percent of the Company’s corporate employees. The company expects to record restructuring charges of approximately $3.0 million in the first quarter of 2009 primarily related to employee termination benefits and lease termination costs, mainly affecting the nurse and allied healthcare staffing segment.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(2) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries (the Company), internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMN Healthcare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and the related consolidated financial statement schedule, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ KPMG LLP

San Diego, California

February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10. Directors,	Executive Officers and Corporate Governance

Information required by this item, other than the following information concerning our Code of Ethics for Senior Financial Officers, is incorporated by reference to the Proxy Statement under the headings “Nominees for the Board of Directors” and “Non-Director Executive Officers” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2009.

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

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation Disclosure” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2009.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2009.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Director Independence” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2009.

Item 14. Principal	Accountant Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accounting Firm” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 9, 2009.

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

2.5

Asset Purchase Agreement, dated as of February 15, 2008, by and among AMN Healthcare Services, Inc., Platinum Select Healthcare Staffing, Inc., Platinum Select, L.P., Platinum Select Management, L.L.C., Patrick Aunkst, Kristi Bomar, Robert Quigley, Stephanie Houston and Lyle Seedig (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.***

3.2

Sixth Amended and Restated By-Laws of AMN Healthcare Services, Inc., dated February 17, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated February 17, 2009).

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

4.6

Third Amendment to the Second Amended And Restated Credit Agreement, dated as of May 5, 2008, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.1	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc.****

10.2	AMN Healthcare Services, Inc. 2001 Stock Option Plan. (Management Contract or Compensatory Plan or Arrangement)**

10.3

AMN Healthcare Services, Inc. Senior Management Bonus Plan. (Management Contract or Compensatory Plan or Arrangement) (incorporated by reference to the exhibits filed with the Registrant’s 2008 Proxy Statement, filed March 3, 2009).

10.4	AMN Healthcare, Inc. Executive Nonqualified Excess Plan (Management Contract or Compensatory Plan or Arrangement).****

10.5	Amendment to AMN Healthcare, Inc. Executive Nonqualified Excess Plan, dated as of January 1, 2002 (Management Contract or Compensatory Plan or Arrangement).****

10.6	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Susan Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.7	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

10.8	Stock Option Plan (incorporated herein by reference to the Registrant’s Proxy Statement, Schedule 14A filed with the Commission on April 14, 2004 (SEC File No. 1-16753)).

10.9	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement)*****

10.10	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and William F. Miller III (Management Contract or Compensatory Plan or Arrangement)*****

10.11	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement)*****

10.12	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.13	Stock Option Plan Stock Option Agreement, dated as of September 20, 2004, between the Registrant and David C. Dreyer (Management Contract or Compensatory Plan or Arrangement)*****

10.14	Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.15	Stock Option Plan Stock Option Agreement, dated as of May 8, 2003, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.16	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)*******

10.17

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.18	Form of Indemnification Agreement (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.19	AMN Healthcare Equity Plan******

10.20	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director******

10.21	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director******

10.22	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer******

10.23	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer******

10.24	AMN Healthcare Equity Plan (incorporated by reference to Exhibit 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2007).

10.25

AMN Healthcare Equity Plan, as Amended and Restated (incorporated by reference to Appendix 1 of AMN Healthcare Services, Inc.’s 2009 Definitive Proxy Statement on Schedule 14A, which the Registrant intends to file on March 4, 2009).

10.26

Employment Offer Letter to Ralph Henderson, dated August 1, 2007 (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2007).

10.27	Executive Severance Agreement between AMN Healthcare, Inc. and David C. Dreyer, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.28	Executive Severance Agreement between AMN Healthcare, Inc. and Denise J. Jackson, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.29	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.30	First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)********

10.31

Senior Management Bonus Plan, as amended and restated, December 14, 2007 (incorporated by reference to the exhibit to the Registrant’s Proxy Statement, Schedule 14A filed with the Commission on March 4, 2008).

10.32	The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

*****	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

******	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006.

*******	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

********	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Susan R. Nowakowski President and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 2nd day of March, 2009.

/s/ SUSAN R. NOWAKOWSKI Susan R. Nowakowski Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID C. DREYER David C. Dreyer Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/s/ DOUGLAS D. WHEAT Douglas D. Wheat Director and Chairman of the Board

/s/ R. JEFFREY HARRIS R. Jeffrey Harris Director

/s/ MICHAEL M.E. JOHNS

Michael M.E. Johns Director

/s/ WILLIAM F. MILLER III William F. Miller III Director

/s/ HALA MODDELMOG Hala Moddelmog Director

/s/ ANDREW M. STERN Andrew M. Stern Director

/s/ PAUL E. WEAVER Paul E. Weaver Director

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2008, 2007 and 2006

(in thousands)

Allowances for Doubtful Accounts and Sales Credits	Balance at the Beginning of Year	Provision	Deductions(*)	Balance at End of Year
Year ended December 31, 2006	$2,375	$2,809	$(1,934)	$3,250
Year ended December 31, 2007	$3,250	$4,002	$(3,647)	$3,605
Year ended December 31, 2008	$3,605	$6,404	$(5,467)	$4,542

(*)	Accounts written off.

See accompanying report of independent registered public accounting firm.