Form 10-Q
period 2009-03-31
AMN HEALTHCARE SERVICES INC
filed 2009-05-11
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 7, 2009, there were 32,627,111 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,675	$11,316
Accounts receivable, net of allowance of $4,653 and $4,542 at March 31, 2009 and December 31, 2008, respectively	148,376	182,562
Prepaid expenses	10,585	9,523
Income taxes receivable	4,448	3,440
Deferred income taxes, net	22,417	18,085
Other current assets	3,376	4,901

Total current assets	205,877	229,827
Fixed assets, net	24,938	24,018
Deposits and other assets	10,579	13,252
Goodwill	79,868	252,875
Intangible assets, net	118,940	122,845

Total assets	$440,202	$642,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$3,995
Accounts payable and accrued expenses	24,667	24,420
Accrued compensation and benefits	36,728	44,871
Revolving credit facility	6,500	31,500
Current portion of notes payable	14,824	14,580
Deferred revenue	6,204	7,184
Other current liabilities	15,060	14,722

Total current liabilities	103,983	141,272
Notes payable, less current portion	98,208	100,236
Deferred income taxes, net	13,342	58,466
Other long-term liabilities	59,532	58,710

Total liabilities	275,065	358,684

Subsequent events (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,746 shares issued at each March 31, 2009 and December 31, 2008	457	457
Additional paid-in capital	413,100	410,425
Treasury stock, at cost (13,170 shares at each March 31, 2009 and December 31, 2008)	(230,138)	(230,138)
Retained earnings (accumulated deficit)	(16,369)	105,465
Accumulated other comprehensive loss	(1,913)	(2,076)

Total stockholders’ equity	165,137	284,133

Total liabilities and stockholders’ equity	$440,202	$642,817

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue	$249,595	$293,593
Cost of revenue	185,612	216,138

Gross profit	63,983	77,455

Operating expenses:
Selling, general and administrative	50,080	55,103
Restructuring charges	2,918	—
Impairment charges	175,707	—
Depreciation and amortization	3,467	3,350

Total operating expenses	232,172	58,453

Income (loss) from operations	(168,189)	19,002
Interest expense, net	2,199	2,811

Income (loss) before income taxes	(170,388)	16,191
Income tax expense (benefit)	(48,554)	7,468

Net income (loss)	$(121,834)	$8,723

Net income (loss) per common share:
Basic	$(3.74)	$0.26

Diluted	$(3.74)	$0.26

Weighted average common shares outstanding:
Basic	32,576	33,830

Diluted	32,576	34,180

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2009

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	45,746	$457	$410,425	13,170	$(230,138)	$105,465	$(2,076)	$284,133
Stock-based compensation	—	—	2,675	—	—	—	—	2,675
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	(14)	(14)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	—	177	177
Net loss	—	—	—	—	—	(121,834)	—	(121,834)

Total comprehensive loss								(121,671)

Balance, March 31, 2009	45,746	$457	$413,100	13,170	$(230,138)	$(16,369)	$(1,913)	$165,137

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(121,834)	$8,723
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,467	3,350
Non-cash interest expense	367	420
Provision for deferred income taxes	(49,574)	—
Stock-based compensation	2,675	2,123
Impairment charges	175,707	—
Loss on disposal or sale of fixed assets	29	50
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	34,186	(6,124)
Income taxes receivable	(1,008)	—
Prepaid expenses and other current assets	463	(3,092)
Deposits and other assets	2,381	(284)
Accounts payable and accrued expenses	247	5,981
Accrued compensation and benefits	(8,143)	3,214
Income taxes payable	—	237
Other liabilities	(1,406)	2,275

Net cash provided by operating activities	37,557	16,873

Cash flows from investing activities:
Purchase and development of fixed assets	(1,230)	(2,612)
Cash paid for acquisition	—	(30,789)

Net cash used in investing activities	(1,230)	(33,401)

Cash flows from financing activities:
Capital lease payments	(175)	(163)
Payments on notes payable	(1,784)	(14,001)
Proceeds from revolving credit facility	—	25,000
Payments on revolving credit facility	(25,000)	(11,500)
Change in bank overdraft, net of overdraft acquired	(3,995)	6,598

Net cash provided by (used in) financing activities	(30,954)	5,934

Effect of exchange rate changes on cash	(14)	(66)

Net increase (decrease) in cash and cash equivalents	5,359	(10,660)
Cash and cash equivalents at beginning of period	11,316	18,495

Cash and cash equivalents at end of period	$16,675	$7,835

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $8 and $59 capitalized for the three months ended March 31, 2009 and 2008, respectively)	$1,724	$2,541

Cash paid for income taxes	$1,008	$6,422

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$1,982	$26

Fair value of assets acquired in acquisitions, net of cash received	$—	$8,778
Goodwill	—	11,557
Intangible assets	—	13,960
Liabilities assumed	—	(1,004)
Excess net working capital payable	—	(166)
Holdback provision	—	(2,336)

	$—	$30,789

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except per share amounts)

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

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, valuation and recognition of share-based payments and income taxes. Actual results could differ from those estimates under different assumptions or conditions.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2008 have been reclassified to conform to the three months ended March 31, 2009 presentation.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, the Company adopted FSP 157-2 and included disclosures on the use of fair value measurements for our nonfinancial assets and liabilities in Note 6, “Fair Value Measurement”.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (SFAS No. 141R), Business Combinations. This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, any business combinations the Company engaged in were recorded and disclosed according to SFAS No. 141 until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of January 1, 2009.

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the guidance in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the three months ended March 31, 2009, but the Company expects to apply the requirements of FSP FAS 141R-1 to any acquisitions that it might commence subsequent to the adoption of it on January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3 (FSP FAS No. 142-3), Determination of the Useful Life of Intangible Assets. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in FSP FAS No. 142-3 will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company adopted FSP No. FAS 142-3 beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In November 2008 the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company expects EITF 08-7 will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted FSP EITF 03-6-1 on January 1, 2009, but it did not have an impact on its consolidated financial condition and results of operations as the Company’s unvested equity awards are not participating securities as defined by FSP EITF 03-6-1. The Company will comply with the provisions of FSP EITF 03-6-1 in the future should it become applicable to it.

2. STOCK-BASED COMPENSATION

The Company accounts for its share-based employee compensation plans under the provisions of revised SFAS No. 123 (“SFAS No. 123R”), Share-Based Payment. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

Stock Options and Stock Appreciation Rights

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 for Stock Appreciation Rights (“SARs”) granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	Three Months Ended March 31
	2009	2008
Expected term	4.0 years	2.0 years
Risk-free interest rate	1.8%	1.8%
Volatility	34%	30%
Dividend yield	0%	0%

The weighted average grant date fair value of the approximately 568 SARs granted during the three months ended March 31, 2009 was $2.52 per SAR, and the weighted average grant date fair value of the SARs granted during the three months ended March 31, 2008 was $2.74 per SAR. As of March 31, 2009, there was $3,973 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 2.0 years. There was zero aggregate intrinsic value for both the stock options and SARs outstanding and exercisable as of March 31, 2009.

The following table summarizes stock options and SARs activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2009	2,987	$16.78
Granted	568	$8.69
Exercised	—	$—
Cancelled/forfeited/expired	(70)	$18.06

Outstanding at March 31, 2009	3,485	$15.44	6.9

Exercisable at March 31, 2009	1,913	$16.24	5.4

Restricted Stock Units

Restricted stock units (“RSUs”), granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes RSUs activity for non-vested awards for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2009	724	$18.90
Granted	330	$8.69
Vested	0	$—
Cancelled/forfeited/expired	(25)	$17.85

Unvested at March 31, 2009	1,029	$15.65

As of March 31, 2009, there was $8,672 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.0 years. The aggregate intrinsic value of the RSUs outstanding was $5,188 as of March 31, 2009.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three month periods ended March 31, 2009 and 2008, in accordance with SFAS No. 123R:

	Three Months Ended March 31,
	2009	2008
Stock-based employee compensation before tax	$2,675	$2,123
Related income tax benefits	(1,044)	(875)

Stock-based employee compensation, net of tax	$1,631	$1,248

There was zero cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during both three months ended March 31, 2009 and 2008.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive stock-based awards.

Stock-based awards to purchase 4,558 and 1,205 shares of common stock for the three month periods ended March 31, 2009 and 2008, respectively, were not included in the calculations of diluted net income (loss) per common share because the effect of these instruments was anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(121,834)	$8,723

Net income (loss) per common share—basic	$(3.74)	$0.26

Net income (loss) per common share—diluted	$(3.74)	$0.26

Weighted average common shares outstanding—basic	32,576	33,830
Plus dilutive equity awards	—	350

Weighted average common shares outstanding—diluted	32,576	34,180

4. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2009 and December 31, 2008, the Company had the following intangible assets:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(1,474)	$956	$2,430	$(1,325)	$1,105
Customer relationships	36,400	(8,746)	27,654	36,400	(8,024)	28,376
Tradenames and trademarks	13,551	(1,581)	11,970	13,551	(1,364)	12,187
Noncompete agreements	1,430	(795)	635	1,430	(723)	707
Acquired technology	800	(297)	503	800	(257)	543
Online courses	59	(37)	22	59	(32)	27

	$54,670	$(12,930)	$41,740	$54,670	$(11,725)	$42,945

Intangible assets not subject to amortization:
Goodwill			$79,868			$252,875
Tradenames and trademarks			77,200			79,900

			$157,068			$332,775

Aggregate amortization expense for the intangible assets presented in the above table was $1,205 and $1,077 for the three months ended March 31, 2009 and 2008, respectively. Estimated future aggregate amortization expense of intangible assets as of March 31, 2009 is as follows:

Amount
Nine months ending December 31, 2009	$3,605
Year ending December 31, 2010	4,613
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,173
Thereafter	23,120

$41,740

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2009 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Total
Balance January 1, 2009	$159,331	$58,022	$35,522	$252,875
Impairment charges	(140,788)	(32,219)	—	(173,007)

Balance March 31, 2009	$18,543	$25,803	$35,522	$79,868

Impairment of Goodwill and Other Intangible Assets

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

Due to the continued economic downturn and the Company’s lower market capitalization, the Company performed interim impairment testing during the first quarter of 2009. The Company completed the first step of its goodwill impairment testing and has determined that the fair value of certain reporting units were lower than their respective carrying value. The decrease in value was due to the depressed equity market value and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. The Company is in the process of finalizing the fair value of its identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, the Company has not completely finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. SFAS No. 142 provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance provided in SFAS No. 5, Accounting for Contingencies. Based on the foregoing, the Company has recognized a pre-tax goodwill impairment charge of $173,007 during the three months ended March 31, 2009, which represents management’s best estimate based on the fair value analysis completed to date.

In addition, the Company recorded an estimated pre-tax impairment charge of $2,700 related to certain indefinite-lived intangible asset in its nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the condensed consolidated statement of operations for the three months ended March 31, 2009.

5. SEGMENT INFORMATION

The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets, amortization of stock compensation expense, restructuring and impairment charges. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table presents revenue and segment operating income by reportable segment and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2009	2008
Revenue:
Nurse and allied healthcare staffing	$163,850	$203,985
Locum tenens staffing	74,791	76,353
Physician permanent placement services	10,954	13,255

	$249,595	$293,593

Segment operating income:
Nurse and allied healthcare staffing	$9,707	$15,481
Locum tenens staffing	3,821	5,655
Physician permanent placement services	3,050	3,339

	16,578	24,475
Depreciation and amortization	3,467	3,350
Stock-based compensation	2,675	2,123
Restructuring charges	2,918	—
Impairment charges	175,707	—
Interest expense, net	2,199	2,811

Income (loss) before income taxes	$(170,388)	$16,191

6. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”), and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Trading securities investment	$1,380	$1,380	$—	$—
Financial Liabilities: Interest rate swaps	$2,210	$—	$2,210	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142.

In accordance with SFAS No. 142, the Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. Historically, the fair values of the Company’s reporting units have exceeded their carrying values. Due to the continued economic downturn and the Company’s lower market capitalization, the Company performed interim impairment testing during the first quarter of 2009. Goodwill for the Company’s impaired reporting units with a carrying amount of $205,987 was written down to its estimated implied fair value of $32,980, resulting in an estimated impairment charge of $173,007, which is included in net loss for the three months ended March 31, 2009. In addition, indefinite-lived intangible assets with a carrying amount of $9,000 were written down to its estimated fair value of $6,300, resulting in an estimated impairment charge of $2,700, which is included in net loss for the three months ended March 31, 2009. See detail in the accompanying note (4)—Goodwill and Identifiable Intangible Assets.

Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$32,980	$—	$—	$32,980	$173,007
Indefinite-lived Intangible assets	$6,300	$—	$—	$6,300	$2,700

					$175,707

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) in the first quarter of 2009. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on financial position, financial performance and cash flows.

SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives depend upon accounting for whether they qualify for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. The Company recognizes all derivatives on the balance sheet at fair value using commonly quoted intervals from observable market data. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender. Gains or losses resulting from changes in the values of these arrangements, which have not been significant to the Company’s consolidated financial statements, are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings. The Company does not expect to have any material existing gains/losses to be reclassified into earnings within the next twelve months.

In February 2009, in addition to the six existing interest rate swap agreements, the Company entered into three new interest rate swap agreements for notional amounts of $10.0 million each, whereby the Company will pay fixed rates ranging from 1.55% to 1.76% under these new agreements and receive a floating three-month LIBOR. Two of the agreements became effective in March 2009, and the remaining one will become effective in December 2009. As of March 31, 2009, these nine interest rate swap agreements have a total notional amount of $115,000. We pay fixed rates ranging from 1.55% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning June 2009 through September 2010, and no initial investments were made to enter into these agreements.

	As of March 31, 2009
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swaps	Other current and long-term liabilities	$2,210

8. INCOME TAXES

The Company recorded an income tax benefit of $48,554 for the three months ended March 31, 2009 as compared to income tax expense of $7,468 for the same period in 2008, reflecting effective income tax rates of 28.5% and 46.1% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during the three months ended March 31, 2009, a portion of which is permanently nondeductible for tax purposes.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets.

9. RESTRUCTURING

During the first quarter of 2009, the Company began implementing cost reduction actions to adjust to reduced demand and volume levels. These actions include exiting facilities, consolidating certain nursing brands, reducing overall headcount and merging certain back office and corporate functions. The restructuring was driven by long-term strategic branding and operational decisions as well as responding to current and anticipated short-term market conditions. With additional actions to be undertaken during the remainder of 2009, the Company anticipates recognizing pre-tax restructuring charges of approximately $7,000 in total throughout 2009. The Company expects its restructuring actions to be completed in 2009.

A reconciliation of amounts accrued as of March 31, 2009 is as follows:

	Balance December 31, 2008	Accruals	Payments	Balance March 31, 2009
Employee termination benefits	$—	$2,460	$(1,037)	$1,423
Contract termination costs and other	—	458	—	458

Total	$—	$2,918	$(1,037)	$1,881

Accrued restructuring at the end of March 31, 2009, which was approximate to its fair value, was included in other current liabilities in the condensed consolidated balance sheet. The Company expects to substantially utilize the accruals during 2009.

Restructuring expense by reportable segments is as follows:

Three Months Ended March 31, 2009
Nurse and allied healthcare staffing	$2,044
Locum tenens staffing	151
Physician permanent placement services	723

Total	$2,918

10. SUBSEQUENT EVENT

On May 7, 2009, the Company amended its Credit Agreement. The amendment extends the maturity of the revolving credit facility to be coterminous with the scheduled maturity of its secured term loan in November 2011. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Company, plus a combined spread of 3.50% to 4.50% and 2.50% to 3.50%, respectively, to be determined based on the Company’s then current leverage ratio. Additionally, the revolving credit facility portion of the Company’s Credit Agreement carries a combined unused fee of between 0.500% and 0.750% per annum based on its then current leverage ratio, with no mandatory payments prior to maturity of the revolving credit facility. Pursuant to the amendment, the maximum leverage ratio is increased to 3.00 to 1.00 for the quarters ended June 30, 2009 through March 31, 2010, 2.75 to 1.00 for the quarter ended June 30, 2010, 2.50 to 1.00 for the quarters ended September 30 and December 31, 2010, 2.25 to 1.00 for the quarters ended March 31 and June 30, 2011 and 2.00 to 1.00 for the quarter ended September 30, 2011 through maturity. Additionally, a minimum $45,000 Adjusted EBITDA floor, as calculated on a trailing twelve months basis excluding restructuring and non-cash charges, was added as a financial covenant. The interest rate for term loan outstanding was not changed. As a result of the amendment, the Company anticipates to incur an amendment fee of approximately $1,800.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Overview

Our Business

We are the largest healthcare staffing company in the United States. As the largest nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions with acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, radiology imaging facilities, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers throughout the United States. We also offer a managed services program in which we manage the multiple clinical vendors for clients, as well as recruitment process outsourcing services, where we administer our clients’ recruitment for permanent clinical positions.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended March 31, 2009 we recorded revenue of $249.6 million compared to $293.6 million for the same period last year. We recorded a net loss of $(121.8) million for the three months ended March 31, 2009 compared to net income of $8.7 million for the three months ended March 31, 2008.

Nurse and allied healthcare staffing segment revenues comprised 66% and 69% of total consolidated revenues in the first quarters of fiscal 2009 and 2008, respectively. Through our nurse and allied healthcare staffing segment, the Company provides hospital and healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements. We select from a national (and in some cases, international) skilled labor pool and provide pre-screened candidates to our hospital and healthcare facility clients. We have focused on the travel segment of the temporary healthcare staffing industry for our nurse and allied healthcare professionals, typically providing staff to our clients for assignments of 13 weeks’ duration. In the past few years, we have expanded our service offerings to offer a broader range of assignment lengths, from four weeks to 24 months, a broader range of client facility settings, and to offer managed staffing services and staffing for home healthcare services. In 2008, we launched our recruitment process outsourcing program leveraging our expertise and support systems to offer our hospital and healthcare facility clients a means to replace or complement their existing internal recruitment function for permanent staffing needs.

Locum tenens staffing segment revenues comprised 30% and 26% of total consolidated revenues in the first quarters of fiscal 2009 and 2008, respectively. Through our locum tenens staffing segment, the Company places physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners with clients on a temporary basis as independent contractors. Our clients include a wide variety of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. The professionals we place are recruited nationwide and typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 4% and 5% of total consolidated revenues in the first quarters of fiscal 2009 and 2008, respectively. Through our physician permanent placement services segment, the Company assists hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement with the clients. Using a distinctive consultative approach that we believe is more client-oriented than competitor offerings, we are paid for our services through a blend of retained search fees and variable fees tied to work performed and successful placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and radiology.

Cost Reduction Initiatives

In 2009, we have taken a number of steps to proactively reduce costs to ensure we are achieving operational synergies and that we are the right size to accommodate the decline in travel nursing orders and volume that we have experienced so far in 2009 and anticipate to continue in subsequent quarters. Beginning with aggressive workforce management toward the end of 2008, the Company planned the closure of our Huntersville, North Carolina office and began implementing our strategic decision to phase out the use of selected nurse brands. We also reduced headcount and other costs in both corporate and operational areas to adjust to our reduced volumes during the first quarter and beginning of the second quarter of 2009.

Recent Trends

In March 2009, Staffing Industry Analyst (“SIA”) revised its growth estimates of U.S. temporary healthcare staffing industry revenues, from its previous estimates released in January 2009. SIA’s estimates are based on staffing company self-reported estimates. SIA’s March 2009 report estimated that for 2008, revenue for the industry (which includes per diem nurse staffing, a segment in which we do not participate) grew by 1.0% over the prior year’s $11.3 billion. In the same report, SIA lowered its forecast for overall healthcare staffing revenue growth in 2009 to contraction of 6.0% from its previous estimate of 1.5% growth, made in January 2009. For the segments in which we provide temporary healthcare staffing services, SIA’s estimates of 2009 anticipated segment growth/reduction over the prior year are: for travel nursing: a 12% reduction in revenue growth from 2008; for locum tenens: an 11.0% increase over 2008; for allied: a 2.0% increase over 2008; and for per diem nursing, the segment in which we do not participate: an 18.0% decrease over 2008.

Our nurse and allied healthcare staffing segment experienced lower demand throughout 2008 driven by several factors, including hospital admission levels, budget concerns given the economic environment, and hospitals’ increased reliance on permanent labor to meet staffing needs both generally and on an incremental basis by reducing hours, shifts and/or assignments available for temporary workers. Toward the end of 2008, and into the first part of 2009, demand decreased considerably in the travel nurse business, we believe due to the widespread and unprecedented economic conditions. These economic conditions may have the following specific effects on our clients, which in turn reduce client demand for our services; lower permanent staff attrition rates due to high general unemployment and related factors; reduced census levels due partially to lower volume of elective surgeries; reduced insurance and Medicare reimbursement levels and anticipated additional future reductions; severely constricted budgets for both private institutions and publicly-supported facilities; and a forbearance or reluctance to contract for future services due to uncertainty regarding future patient admission levels and general anxiety regarding receivables and available credit.

Locum tenens physicians are used by our hospitals, healthcare facility and physician practice group clients to fill temporary vacancies due to vacation and leave schedules, and increasingly, to bridge the gap while these clients seek permanent candidates. While demand remains essentially solid, we have seen high growth particularly in behavioral health and dentistry while we continue to see declines in radiology attributable to reimbursement levels. Generally, we saw a slight softening in the end of 2008 and so far in 2009, and recognize demand may be further affected in the future by general economic conditions.

We believe the physician permanent placement market has solid long-term growth potential due to the limited supply of candidates and the strong client demand for physicians. This demand is generated from the physicians’ ability to generate revenue for the hospitals. However, recently we have experienced considerably lower demand for our services as clients respond to general economic conditions and budget pressure by pursuing only critical searches, reducing their overall recruiting efforts. In addition, many clients are attempting to conduct their searches internally or through alternative methods.

Critical Accounting Principles and Estimates

Goodwill and Indefinite-lived Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform annual impairment analyses to assess the recoverability of the goodwill and indefinite-lived intangible assets. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

Due to the continued economic downturn and our lower market capitalization, we performed interim impairment testing at our reporting unit level during the first quarter of 2009. Our reporting units are our operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill. During the test, a control premium and average stock price close to the testing dates were utilized. This control premium is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including indications of such premium from data on recent acquisition transactions.

We completed the first step of our goodwill impairment testing and have determined that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed equity market value and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. We are in the process of finalizing the fair value of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of our goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, we have not completely finalized our review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. SFAS No. 142 provides that in circumstances in which step two of the impairment analysis has not been completed, we should recognize an estimated impairment charge to the extent that we determine that is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance provided in SFAS No. 5, Accounting for Contingencies. Based on the foregoing, we have recognized a pre-tax goodwill impairment charge of approximately $173.0 million during the three months ended March 31, 2009, which represents management’s best estimate of the goodwill impairment based on the fair value analysis completed to date.

In addition, we recorded a pre-tax impairment charge of $2.7 million related to certain indefinite-lived intangibles in our nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the condensed consolidated statement of operations for the three months ended March 31, 2009.

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, selected condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	74.4	73.6

Gross profit	25.6	26.4
Selling, general and administrative	20.1	18.8
Restructuring charges	1.2	—
Impairment charges	70.4	—
Depreciation and amortization expense	1.4	1.1

Income (loss) from operations	(67.5)	6.5
Interest expense, net	0.9	1.0

Income (loss) before income taxes	(68.4)	5.5
Income tax expense (benefit)	(19.5)	2.5

Net income (loss)	(48.9)%	3.0%

Comparison of Results for the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Revenue. Revenue decreased 15%, to $249.6 million for the three months ended March 31, 2009 from $293.6 million for the same period in 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue decreased 20%, to $163.9 million for the three months ended March 31, 2009 from $204.0 million for the same period in 2008. Of the $40.1 million decrease, $41.4 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment, and $1.8 million was attributable to an extra billing day during the period. These decreases were partially offset by a $2.8 million increase due to an increase in the average bill rates charged to hospital and healthcare facility clients, and a $0.3 million increase due to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment revenue decreased 2%, to $74.8 million for the three months ended March 31, 2009 from $76.3 million for the same period in 2008. Of the $1.5 million decrease, $1.1 million was attributable to a mix shift to our lower bill rate providers and $0.4 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended March 31, 2009.

Physician permanent placement services segment revenue decreased 18%, to $10.9 million for the three months ended March 31, 2009 from $13.3 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of active searches during the three months ended March 31, 2009.

Cost of Revenue. Cost of revenue of $185.6 million represented 74.4% of revenue for the three months ended March 31, 2009, as compared to $216.1 million or 73.6% of revenue for the three months ended March 31, 2008. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 19%, to $126.2 million for the three months ended March 31, 2009 from $155.0 million for the same period in 2008. Of the $28.8 million decrease, $31.5 million decrease was attributable to the decrease in the average number of temporary healthcare professionals on assignment and $1.4 million was attributable to one less billing day during the period. These decreases were partially offset by a $3.8 million net increase in compensation, primarily related to wages provided to our temporary healthcare professionals, and a $0.3 million increase attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment cost of revenue decreased 1%, to $55.2 million for the three months ended March 31, 2009 from $56.0 million for the same period in 2008. The decrease was primarily attributable to a mix shift to our lower pay rate specialists and a decrease in the number of days filled by healthcare professionals.

Physician permanent placement services segment cost of revenue decreased 18%, to $4.2 million for the three months ended March 31, 2009 from $5.1 million for the same period in 2008 due to the lower revenue for the segment.

Gross Profit. Gross profit decreased 17%, to $64.0 million for the three months ended March 31, 2009 from $77.5 million for the same period in 2008, representing gross margins of 25.6% and 26.4%, respectively. The decrease in gross margin mainly reflected a lower revenue mix from the relatively high margin business line of international nursing and the more narrow margins in the travel nursing business. Gross margin by reportable segment for the three months ended March 31, 2009 and 2008 was 23.0% and 24.0% for nurse and allied healthcare staffing, 26.2% and 26.7% for locum tenens staffing and 61.6% and 61.6% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9%, to $50.1 million for the three months ended March 31, 2009 from $55.1 million for the same period in 2008. The decrease was primarily due to lower employee related expenses as a result of cost-reduction actions taken during the three months ended March 31, 2009. Selling, general and administrative expenses by reportable segment for the three months ended March 31, 2009 and 2008, respectively, were $30.3 million and $35.3 million for nurse and allied healthcare staffing, $15.9 million and $14.8 million for locum tenens staffing and $3.9 million and $5.0 million for physician permanent placement services.

Restructuring Charges. During the first quarter of 2009, the Company began implementing cost reduction initiatives related to one time termination benefits and lease liabilities. Restructuring charges of $2.9 million were recorded for the three months ended March 31, 2009, of which $2.0 million was for nurse and allied healthcare staffing, $0.2 million for locum tenens staffing and $0.7 million for physician permanent placement services.

Impairment Charges. Due to the continued economic downturn and our lower market capitalization, we performed interim impairment testing during the first quarter of 2009. We completed the first step of our goodwill impairment testing and have determined that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed equity market values and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. Estimated impairment charges related to goodwill and indefinite-lived intangibles was $175.7 million for the three months ended March 31, 2009, as compared to $0 for the same period in 2008. Estimated impairment charges by reportable segment for the three months ended March 31, 2009 was $143.5 million for nurse and allied healthcare staffing and

$32.2 million for locum tenens staffing, respectively. We are in the process of finalizing the fair value of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of our goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, we have not completely finalized our review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities.

Depreciation and Amortization Expense. Amortization expense increased 9%, to $1.2 million for the three months ended March 31, 2009 from $1.1 million for the same period in 2008. The increase was attributable to amortization of intangibles acquired from the Platinum Select Staffing acquisition in February 2008. Depreciation expense was $2.3 million for both the three months ended March 31, 2009 and 2008.

Interest Expense, Net. Interest expense, net, was $2.2 million for the three months ended March 31, 2009 as compared to $2.8 million for the same period in 2008. The decrease was primarily attributable to a $26.9 million reduction in debt outstanding from March 31, 2008 to March 31, 2009.

Income Tax Expense (benefit). The Company recorded an income tax benefit of $(48.6) million for the three months ended March 31, 2009 as compared to income tax expense of $7.5 million for the same period in 2008, reflecting effective income tax rates of 28.5% and 46.1% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during the three months ended March 31, 2009, a portion of which is permanently nondeductible for tax purposes.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2009, $119.5 million was outstanding under our credit facility with $50.1 million of remaining available credit under the secured revolver portion of this facility. The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions and other companies. Should a member of our credit party experience a material adverse event, our access to borrow additional funds under the secured revolving portion of our credit facility may be limited. At this point in time, our liquidity has not been impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact on the Company of any further disruption in the credit environment.

We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We intend to finance future acquisitions either with cash provided from operations, borrowing under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing, but the significant disruptions in the global financial markets may prevent us from obtaining debt or equity financing on acceptable terms, if at all. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the three months ended March 31, 2009 was $37.6 million, compared to $16.9 million for the three months ended March 31, 2008. The increase in net cash provided by operations was primarily driven by decrease in accounts receivable as a result of strong collection efforts, which was partially offset by a decrease in accrued compensation and benefits during the three months ended March 31, 2009. The number of days sales outstanding (“DSO”) decreased 3 days to 54 days from 57 days at December 31, 2008 as a result of strong collection efforts during the quarter. DSO was 60 days at March 31, 2008.

Investing Activities:

We used $1.2 million in cash during the three months ended March 31, 2009 for investing activities, mainly for capital expenditures. During the three months ended March 31, 2008, $33.4 million was used for investing activities, of which $30.8 million was used for the acquisition of Platinum Select, with the balance used for capital expenditures. We continue to have a relatively low capital investment requirement and we expect our future capital expenditure requirements to be similar to those during the three months ended March 31, 2009.

Financing Activities:

Net cash used in financing activities during the three months ended March 31, 2009 was $31.0 million as we paid down our outstanding revolver balance during the quarter. During the three months ended March 31, 2008, cash provided by financing activities was $5.9 million, mainly due to increased borrowing on our revolving credit facility. At March 31, 2009 and December 31, 2008, we had $6.5 million and $31.5 million, respectively, outstanding under the revolving credit facility.

The borrowing capacity under our revolving credit facility is restricted by outstanding standby letters of credit. As of March 31, 2009, we maintained outstanding standby letters of credit totaling $18.4 million as collateral in relation to our professional liability insurance agreements and workers compensation insurance agreements. On April 3, 2009, we established a standby letter of credit in the amount of $7.5 million as collateral in relation to our corporate office lease agreement.

We are required to maintain a maximum leverage ratio, based on EBITDA, which excludes non-cash charges such as impairment charges, and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter of not more than 2.00x for the fiscal quarter ending March 31, 2009 and thereafter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.25x for the fiscal quarter ending March 31, 2009 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. We were in compliance with these requirements at March 31, 2009.

On May 7, 2009, we amended our Credit Agreement. The amendment extends the maturity of the revolving credit facility to be coterminous with the scheduled maturity of its secured term loan in November 2011. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a combined spread of 3.50% to 4.50% and 2.50% to 3.50%, respectively, to be determined based on our then current leverage ratio. Additionally, the revolving credit facility portion of our Credit Agreement carries a combined unused fee of between 0.500% and 0.750% per annum based on our then current leverage ratio, with no mandatory payments prior to maturity of the revolving credit facility. We do not expect the additional interest rate will have a material impact on our liquidity over the next twelve months. Pursuant to the amendment the maximum leverage ratio is increased to 3.00 to 1.00 for the quarters ended June 30, 2009 through March 31, 2010, 2.75 to 1.00 for the quarter ended June 30, 2010, 2.50 to 1.00 for the quarters ended September 30 and December 31, 2010, 2.25 to 1.00 for the quarters ended March 31 and June 30, 2011 and 2.00 to 1.00 for the quarter ended September 30, 2011 through maturity. Additionally, a minimum $45.0 million Adjusted EBITDA floor, as calculated on a trailing twelve months basis excluding restructuring and non-cash charges, was added as a financial covenant. The interest rate for term loan outstanding was not changed. As a result of the amendment, we anticipate to incur an amendment fee of approximately $1.8 million.

In February 2009, in addition to our six existing interest rate swap agreements, we entered into three new interest rate swap agreements for notional amounts of $10.0 million each, whereby we will pay fixed rates ranging from 1.55% to 1.76% under these new agreements and receive a floating three-month LIBOR. Two of the agreements became effective in March 2009, and the remaining one will become effective in December 2009. As of March 31, 2009, these nine interest rate swap agreements have a notional amounts totaling $115.0 million. We pay fixed rates ranging from 1.55% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning June 2009 through September 2010, and no initial investments were made to enter into these agreements.

At March 31, 2009 and December 31, 2008, the interest rate swap agreements had a fair value of $(2.2) million and $(2.5) million, respectively, which is included in other liabilities (both current and long-term) in the accompanying condensed consolidated balance sheets. Our interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, we discount our derivative liabilities to reflect the potential credit risk to lenders. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges. At maturity, the swap agreements will have a fair value of zero and will require no cash outlay. However, if we elect to settle a swap prior to maturity, we would be required to outlay cash at the then stated fair value of the swap. If we settled all of our swaps at March 31, 2009, the net cash impact would be $2.2 million.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and healthcare staffing needs of our hospital and healthcare facility clients and due to seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Some of our clients are located in areas that experience seasonal fluctuations in population during the winter and summer months leading them to utilize temporary healthcare professionals to adjust their staffing levels to accommodate such changes in seasonal demand. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. We will adopt FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 and do not expect its adoption to have a material impact on our consolidated financial statements.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During 2009 and 2008, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for both the three months ended March 31, 2009 and 2008. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million for both the three months ended March 31, 2009 and 2008.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information

On May 7, 2009, we amended our Credit Agreement. The amendment extends the maturity of the revolving credit facility to be coterminous with the scheduled maturity of its secured term loan in November 2011. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a combined spread of 3.50% to 4.50% and 2.50% to 3.50%, respectively, to be determined based on our then current leverage ratio. Additionally, the revolving credit facility portion of our Credit Agreement carries a combined unused fee of between 0.500% and 0.750% per annum based on our then current leverage ratio, with no mandatory payments prior to maturity of the revolving credit facility. Pursuant to the amendment the maximum leverage ratio is increased to 3.00 to 1.00 for the quarters ended June 30, 2009 through March 31, 2010, 2.75 to 1.00 for the quarter ended June 30, 2010, 2.50 to 1.00 for the quarters ended September 30 and December 31, 2010, 2.25 to 1.00 for the quarters ended March 31 and June 30, 2011 and 2.00 to 1.00 for the quarter ended September 30, 2011 through maturity. Additionally, a minimum $45.0 million Adjusted EBITDA floor, as calculated on a trailing twelve months basis excluding restructuring and non-cash charges, was added as a financial covenant. The interest rate for term loan outstanding was not changed.

Item 6.	Exhibits

Exhibit No.	Description of Document
4.1	Fourth Amendment to the Second Amended And Restated Credit Agreement, dated as of May 7, 2009, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

10.1	AMN Healthcare Equity Plan, as Amended and Restated (incorporated by reference to Appendix 1 of AMN Healthcare Services, Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2009)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)