Form 10-Q
period 2009-06-30
AMN HEALTHCARE SERVICES INC
filed 2009-08-07
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, there were 32,629,112 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,488	$11,316
Accounts receivable, net of allowance of $4,256 and $4,542 at June 30, 2009 and December 31, 2008, respectively	114,542	182,562
Prepaid expenses	8,867	9,523
Income taxes receivable	1,425	3,440
Deferred income taxes, net	18,085	18,085
Other current assets	2,911	4,901

Total current assets	169,318	229,827
Fixed assets, net	24,034	24,018
Deposits and other assets	12,056	13,252
Goodwill	79,868	252,875
Intangible assets, net	117,738	122,845

Total assets	$403,014	$642,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,274	$3,995
Accounts payable and accrued expenses	20,837	24,420
Accrued compensation and benefits	31,941	44,871
Revolving credit facility	—	31,500
Current portion of notes payable	12,201	14,580
Deferred revenue	5,699	7,184
Other current liabilities	15,892	14,722

Total current liabilities	89,844	141,272
Notes payable, less current portion	77,781	100,236
Deferred income taxes, net	7,382	58,466
Other long-term liabilities	56,592	58,710

Total liabilities	231,599	358,684

Subsequent events (Note 2)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,799 and 45,746 shares issued at June 30, 2009 and December 31, 2008, respectively	458	457
Additional paid-in capital	414,803	410,425
Treasury stock, at cost (13,170 shares at each June 30, 2009 and December 31, 2008)	(230,138)	(230,138)
Retained earnings (accumulated deficit)	(11,995)	105,465
Accumulated other comprehensive loss	(1,713)	(2,076)

Total stockholders’ equity	171,415	284,133

Total liabilities and stockholders’ equity	$403,014	$642,817

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$199,140	$312,691	$448,735	$606,284
Cost of revenue	145,463	230,153	331,075	446,291

Gross profit	53,677	82,538	117,660	159,993

Operating expenses:
Selling, general and administrative	37,840	60,117	87,920	115,220
Restructuring charges	2,152	—	5,070	—
Impairment charges	—	—	175,707	—
Depreciation and amortization	3,442	3,738	6,909	7,088

Total operating expenses	43,434	63,855	275,606	122,308

Income (loss) from operations	10,243	18,683	(157,946)	37,685
Interest expense, net	2,320	2,660	4,519	5,471

Income (loss) before income taxes	7,923	16,023	(162,465)	32,214
Income tax expense (benefit)	3,549	7,508	(45,005)	14,976

Net income (loss)	$4,374	$8,515	$(117,460)	$17,238

Net income (loss) per common share:
Basic	$0.13	$0.25	$(3.60)	$0.51

Diluted	$0.13	$0.25	$(3.60)	$0.50

Weighted average common shares outstanding:
Basic	32,621	33,833	32,599	33,832

Diluted	32,918	34,308	32,599	34,244

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Six Months Ended June 30, 2009

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	45,746	$457	$410,425	13,170	$(230,138)	$105,465	$(2,076)	$284,133
Stock-based compensation	—	—	4,830	—	—	—	—	4,830
Restricted stock units (RSUs) vested and issued, net of tax withholdings	53	1	(152)	—	—	—	—	(151)
Income tax shortfall from RSUs vested and issued	—	—	(300)	—	—	—	—	(300)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	35	35
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	—	328	328
Net loss	—	—	—	—	—	(117,460)	—	(117,460)

Total comprehensive loss								(117,097)

Balance, June 30, 2009	45,799	$458	$414,803	13,170	$(230,138)	$(11,995)	$(1,713)	$171,415

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(117,460)	$17,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	6,909	7,088
Non-cash interest expense	1,072	782
Provision for deferred income taxes	(51,603)	(1,382)
Stock-based compensation	4,830	4,505
Excess tax benefit from stock options and SARs exercised and RSUs vested and issued	—	(68)
Impairment charges	175,707	—
Loss on disposal or sale of fixed assets	60	73
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	68,020	(5,234)
Income taxes receivable	2,015	(1,049)
Prepaid expenses and other current assets	2,646	(3,738)
Deposits and other assets	2,058	(803)
Accounts payable and accrued expenses	(3,583)	6,342
Accrued compensation and benefits	(12,930)	4,742
Income taxes payable	—	(2,925)
Other liabilities	(3,796)	3,185

Net cash provided by operating activities	73,945	28,756

Cash flows from investing activities:
Purchase and development of fixed assets	(2,434)	(5,139)
Purchase of intangible assets	—	(40)
Cash payment for holdback liability for 2005 acquisition	—	(8,500)
Cash paid for acquisition, net of cash received	—	(30,786)

Net cash used in investing activities	(2,434)	(44,465)

Cash flows from financing activities:
Capital lease repayments	(383)	(326)
Payments on notes payable	(24,834)	(17,770)
Proceeds from revolving credit facility	—	54,500
Payments on revolving credit facility	(31,500)	(30,000)
Payment of financing costs	(1,785)	(618)
Repurchase of common stock	—	(6,448)
Proceeds from exercise of equity awards	12	3,416
Payment of employee tax withholdings from equity transactions	(163)	—
Excess tax benefit from stock options and SARs exercised and RSUs vested and issued	—	68
Change in bank overdraft, net of overdraft acquired	(721)	2,767

Net cash provided by (used in) financing activities	(59,374)	5,589

Effect of exchange rate changes on cash	35	(19)

Net increase (decrease) in cash and cash equivalents	12,172	(10,139)
Cash and cash equivalents at beginning of period	11,316	18,495

Cash and cash equivalents at end of period	$23,488	$8,356

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $24 and $47 capitalized during the six months ended June 30, 2009 and 2008, respectively)	$3,322	$4,881

Cash paid for income taxes	$1,692	$19,520

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$2,145	$64

Fair value of assets acquired in acquisition, net of cash received	$—	$8,778
Goodwill	—	11,557
Intangible assets	—	13,960
Liabilities assumed	—	(1,007)
Excess of net working capital payable	—	(166)
Holdback provision	—	(2,336)

Net cash paid for acquisitions	$—	$30,786

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2008 have been reclassified to conform to the three and six months ended June 30, 2009 presentation.

The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on August 7, 2009.

Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is for interim or annual periods ending after June 15, 2009. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends Statement 107 and Opinion 28 by requiring disclosures of the fair value of financial instruments included within the scope of Statement 107 whenever a public company issues summarized financial information for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. Subsequent to the issuance of SFAS No. 157, the FASB issued FSP 157-2 (“FSP 157-2”). FSP 157-2 delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted all of the provisions of SFAS No. 157 on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, the Company adopted FSP 157-2 and included disclosures on the use of fair value measurements for our nonfinancial assets and liabilities in the accompanying note 6—Fair Value Measurement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”). This statement establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, any business combinations the Company engaged in were recorded and disclosed according to SFAS No. 141 until January 1, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of January 1, 2009.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the guidance in SFAS No. 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the six months ended June 30, 2009, but the Company expects to apply the requirements of FSP FAS 141R-1 to any acquisitions that it might commence subsequent to the adoption of it on January 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133), have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” FSP FAS No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in FSP FAS No. 142-3 will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company adopted FSP No. FAS 142-3 beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R and SFAS No. 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP No. FAS 142-3 beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted FSP EITF 03-6-1 on January 1, 2009, but it did not have an impact on its consolidated financial condition and results of operations as the Company’s unvested equity awards are not participating securities as defined by FSP EITF 03-6-1. The Company will comply with the provisions of FSP EITF 03-6-1 in the future should it become applicable to it.

2. STOCK-BASED COMPENSATION

The Company accounts for its share-based employee compensation plans under the provisions of revised SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

On April 9, 2009, the Company amended the AMN Healthcare Equity Plan (“Equity Plan”), with stockholder approval, to increase the number of shares authorized under the Equity Plan by 1,850.

On July 20, 2009, the Company granted a key employee an employment inducement equity grant consisting of approximately 48 restricted stock units (“RSUs”) (with three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of a targeted financial performance) and approximately 220 stock appreciation rights (“SARs”) (with three-year graded vesting) at the fair market value as of July 20, 2009, which was determined in the same manner as equity awards made under the Company’s Equity Plan. The grant date fair value of the above mentioned SARs and RSUs was $2.26 and $6.57 per share, respectively.

Stock Options and Stock Appreciation Rights

Stock-based compensation expense for the six months ended June 30, 2009 and June 30, 2008 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following assumptions:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected term	3.9 years	3.9 years
Risk-free interest rate	1.8%	2.5%
Volatility	34%	30%
Dividend yield	0%	0%

The weighted average grant date fair value of the approximate 635 SARs granted during the six months ended June 30, 2009 was $2.44 per SAR, and the weighted average grant date fair value of the SARs granted during the six months ended June 30, 2008 was $4.35 per SAR. As of June 30, 2009, there was $3,315 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.8 years. There was zero aggregate intrinsic value for both the stock options and SARs outstanding and exercisable as of June 30, 2009.

The following table summarizes stock options and SARs activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2009	2,987	$16.78
Granted	635	$8.42
Exercised	—	$—
Cancelled/forfeited/expired	(144)	$17.15

Outstanding at June 30, 2009	3,478	$15.24	6.7

Exercisable at June 30, 2009	2,440	$16.49	5.6

Restricted Stock Units

RSUs granted entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The following table summarizes RSUs activity for non-vested awards for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2009	724	$18.90
Granted	881	$7.02
Vested	(144)	$18.20
Cancelled/forfeited/expired	(101)	$14.10

Unvested at June 30, 2009	1,360	$11.64

As of June 30, 2009, there was $10,075 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.1 years. The aggregate intrinsic value of the RSUs outstanding was $8,661 as of June 30, 2009.

Stock-Based Compensation under SFAS No. 123R

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and six month periods ended June 30, 2009 and 2008, in accordance with SFAS No. 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based employee compensation before tax	$2,155	$2,382	$4,830	$4,505
Related income tax benefit	(840)	(990)	(1,884)	(1,865)

Stock-based employee compensation, net of tax	$1,315	$1,392	$2,946	$2,640

There was zero and $68 cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the six month periods ended June 30, 2009 and 2008, respectively.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments.

Stock-based awards to purchase 3,818 and zero shares for the three and six month periods ended June 30, 2009, respectively, and 1,761 and 2,966 shares for the three and six month periods ended June 30, 2008, respectively, were not included in the calculations of diluted net income (loss) per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$4,374	$8,515	$(117,460)	$17,238

Net income (loss) per common share—basic	$0.13	$0.25	$(3.60)	$0.51

Net income (loss) per common share—diluted	$0.13	$0.25	$(3.60)	$0.50

Weighted average common shares outstanding—basic	32,621	33,833	32,599	33,832
Plus dilutive equity awards	297	475	—	412

Weighted average common shares outstanding—diluted	32,918	34,308	32,599	34,244

4. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008, the Company had the following intangible assets:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(1,623)	$807	$2,430	$(1,325)	$1,105
Customer relationships	36,400	(9,467)	26,933	36,400	(8,024)	28,376
Tradenames and trademarks	13,551	(1,798)	11,753	13,551	(1,364)	12,187
Noncompete agreements	1,430	(865)	565	1,430	(723)	707
Acquired technology	800	(337)	463	800	(257)	543
Online courses	59	(42)	17	59	(32)	27

	$54,670	$(14,132)	$40,538	$54,670	$(11,725)	$42,945

Intangible assets not subject to amortization:
Goodwill			$79,868			$252,875
Tradenames and trademarks			77,200			79,900

			$157,068			$332,775

Aggregate amortization expense for the intangible assets presented in the above table was $1,202 and $1,204 for the three months ended June 30, 2009 and 2008, respectively, and $2,407 and $2,281 for the six months ended June 30, 2009 and 2008, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of June 30, 2009 is as follows:

Amount
Six months ending December 31, 2009	$2,403
Year ending December 31, 2010	4,613
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,173
Thereafter	23,120

$40,538

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2009 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Total
Balance January 1, 2009	$159,331	$58,022	$35,522	$252,875
Impairment charges	(140,788)	(32,219)	—	(173,007)

Balance June 30, 2009	$18,543	$25,803	$35,522	$79,868

Impairment of Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. The discounted future cash flows for each reporting unit were consistent with those distributed to its Board of Directors. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting units estimated using the discounted cash flow methodology. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the performed impairment test, the Company calculated the fair value of certain assets, including tradenames, staffing databases and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the impaired reporting units. The implied fair value of goodwill was measured as the excess of the fair value of the impaired reporting units over the amounts assigned to its assets and liabilities. The impairment loss was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

Due to the continued economic downturn and the Company’s lower market capitalization, the Company performed interim impairment testing during the first quarter of 2009. The Company completed the first step of its goodwill impairment testing and determined that the fair value of certain reporting units were lower than their respective carrying value. The decrease in value was due to the depressed equity market value and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. Prior to finalizing the fair value of its identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment, the Company recognized a preliminary pre-tax goodwill impairment charge of $173,007 during the first quarter of 2009.

During the second quarter of 2009, the Company finalized the valuation of its identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment with no additional impairment charges recorded.

The Company recorded a pre-tax impairment charge of $2,700 related to certain indefinite-lived intangible asset in its nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the condensed consolidated statement of operations for the six months ended June 30, 2009.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Nurse and allied healthcare staffing	$111,136	$215,342	$274,986	$419,327
Locum tenens staffing	79,097	83,857	153,888	160,210
Physician permanent placement services	8,907	13,492	19,861	26,747

	$199,140	$312,691	$448,735	$606,284

Segment Operating Income
Nurse and allied healthcare staffing	$6,796	$16,692	$16,503	$32,173
Locum tenens staffing	8,985	4,247	12,806	9,902
Physician permanent placement services	2,211	3,864	5,261	7,203

	17,992	24,803	34,570	49,278
Depreciation and amortization	3,442	3,738	6,909	7,088
Stock-based compensation	2,155	2,382	4,830	4,505
Restructuring charges	2,152	—	5,070	—
Impairment charges	—	—	175,707	—
Interest expense, net	2,320	2,660	4,519	5,471

Income (loss) before income tax	$7,923	$16,023	$(162,465)	$32,214

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”), and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan typically consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Trading securities investment	$20	$20	$—	$—
Financial Liabilities: Interest rate swaps	$1,960	$—	$1,960	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142.

In accordance with SFAS No. 142, the Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. Historically, the fair values of the Company’s reporting units have exceeded their carrying values. Due to the continued economic downturn and the Company’s lower market capitalization, the Company performed interim impairment testing during the first quarter of 2009 and finalized the impairment charge during the second quarter of 2009. Goodwill for the Company’s impaired reporting units with a carrying amount of $205,987 was written down to its implied fair value of $32,980, resulting in an impairment charge of $173,007, which is included in net loss for the six months ended June 30, 2009. In addition, indefinite-lived intangible assets with a carrying amount of $9,000 were written down to its fair value of $6,300, resulting in an impairment charge of $2,700, which is included in net loss for the six months ended June 30, 2009. The Company determined the fair value of its impaired reporting units and indefinite-lived intangible assets using a combination of the income approach (using discounted future cash flows) and the market valuation approach. See detail in the accompanying note (4)—Goodwill and Identifiable Intangible Assets.

Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$32,980	$—	$—	$32,980	$173,007
Indefinite-lived Intangible assets	$6,300	$—	$—	$6,300	$2,700

					$175,707

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted SFAS No. 161 in the first quarter of 2009. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on financial position, financial performance and cash flows.

SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives depends upon whether they qualify for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. The Company recognizes all derivatives on the balance sheet at fair value using commonly quoted intervals from observable market data. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender. Gains or losses resulting from changes in the values of these arrangements, which have not been significant to the Company’s consolidated financial statements, are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings. The Company does not expect to have any material existing gains/losses to be reclassified into earnings within the next twelve months.

In March 2009, the Company entered into three new interest rate swap agreements for notional amounts of $10,000 each, whereby the Company will pay fixed rates ranging from 1.55% to 1.76% under these new agreements and receive a floating three-month LIBOR. Two of the agreements became effective in March 2009, and the remaining one will become effective in December 2009. As of June 30, 2009, the Company has eight interest rate swap agreements with a total notional amount of $105,000, of which $75,000 is in force at June 30, 2009 and the remaining $30,000 will become effective in future periods. The Company pays fixed rates ranging from 1.55% to 4.94% under these agreements and receives a floating three-month LIBOR. The agreements expire beginning September 2009 through September 2010, and no initial investments were made to enter into these agreements.

	As of June 30, 2009
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swaps	Other current and long-term liabilities	$1,960

8. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of notes payable can not be reasonably estimated as the instrument’s interest rates are likely not comparable to rates currently offered for similar debt instruments of comparable maturity given the state of the current credit markets. Derivative financial instruments are recorded at fair value based on current market pricing models. The acquisition price holdback liability is recorded at its fair value, using the discounted cash flow method. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments. See detail on financial assets and liabilities in the accompanying note (6) — Fair Value Measurement.

9. INCOME TAXES

The Company recorded an income tax benefit of $45,005 for the six months ended June 30, 2009 as compared to income tax expense of $14,976 for the same period in 2008, reflecting effective income tax rates of 27.7% and 46.5% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during the six months ended June 30, 2009, a portion of which is permanently nondeductible for tax purposes, and an increase in the Company’s uncertain tax position liabilities.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets.

10. RESTRUCTURING

During 2009, the Company made adjustments to its branding strategy and infrastructure. These actions include consolidating office locations and nursing brands, centralizing back office and corporate functions resulting in reduced overall headcount. The restructuring was driven by long-term strategic branding and operational decisions as well as responding to current and anticipated short-term market conditions. The Company expects its restructuring actions to be completed in 2009.

A reconciliation of amounts accrued as of June 30, 2009 is as follows:

	Balance December 31, 2008	Accruals	Cash Payments	Balance June 30, 2009
Employee termination benefits	$—	$3,382	$(2,224)	$1,158
Contract termination costs and other	—	1,688	(485)	1,203

Total	$—	$5,070	$(2,709)	$2,361

Among the accrued restructuring balance as of June 30, 2009, which was approximate to its fair value, $2,113 was included in other current liabilities and $248 was included in other long-term liabilities in the condensed consolidated balance sheet. The Company expects to substantially utilize the accruals by 2010.

Restructuring expense by reportable segments is as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Nurse and allied healthcare staffing	$1,848	$3,892
Locum tenens staffing	300	451
Physician permanent placement services	4	727

Total	$2,152	$5,070

11. AMENDED CREDIT AGREEMENT

On May 7, 2009, the Company amended its Credit Agreement. The amendment extends the maturity of the revolving credit facility to be coterminous with the scheduled maturity of its secured term loan in November 2011. Borrowings under this revolving credit facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Company, plus a combined spread of 3.50% to 4.50% and 2.50% to 3.50%, respectively, to be determined based on the Company’s then current leverage ratio. Additionally, the revolving credit facility portion of the Company’s Credit Agreement carries a combined unused fee of between 0.500% and 0.750% per annum based on its then current leverage ratio, with no mandatory payments prior to maturity of the revolving credit facility. Pursuant to the amendment, the maximum leverage ratio is increased to 3.00 to 1.00 for the quarters ended June 30, 2009 through March 31, 2010, 2.75 to 1.00 for the quarter ended June 30, 2010, 2.50 to 1.00 for the quarters ended September 30 and December 31, 2010, 2.25 to 1.00 for the quarters ended March 31 and June 30, 2011 and 2.00 to 1.00 for the quarter ended September 30, 2011 through maturity. Additionally, a minimum $45,000 Adjusted EBITDA floor, as calculated on a trailing twelve months basis excluding restructuring and non-cash charges, was added as a financial covenant. The interest rate for term loan outstanding was not changed. The Company is in compliance with these requirements at June 30, 2009. As a result of the amendment, the Company incurred an amendment fee of approximately $1,800. These costs were deferred and are amortized over the remaining term of the credit facility. The Company had zero and $31,500 outstanding under the revolving credit facility at June 30, 2009 and December 31, 2008, respectively.

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

Overview

We are the largest healthcare staffing company in the United States. As a leading nationwide provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit physicians, nurses, and allied healthcare professionals, our “healthcare professionals”, nationally and internationally and place them on assignments of variable lengths and in permanent positions with acute-care hospitals, physician practice groups and other healthcare settings, including rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers throughout the United States. We also offer a managed services program in which we manage the multiple clinical vendors for clients, as well as recruitment process outsourcing services, where we administer our clients’ recruitment for permanent clinical positions.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended June 30, 2009, we recorded revenue of $199.1 million, as compared to revenue of $312.7 million for the three months ended June 30, 2008. We recorded net income of $4.4 million for the three months ended June 30, 2009, as compared to net income of $8.5 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, we recorded revenue of $448.7 million, as compared to revenue of $606.3 million for the six months ended June 30, 2008. We recorded net loss of $(117.5) million, which includes goodwill impairment and restructuring charges of $126.1 million, net of tax, for the six months ended June 30, 2009, as compared to net income of $17.2 million for the six months ended June 30, 2008.

Nurse and allied healthcare staffing segment revenues comprised 61% and 69% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively. Through our nurse and allied healthcare staffing segment, the Company provides hospital and healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements. In addition to our core focus on the 13 week travel segment serving hospital and healthcare facilities, we also offer a broader range of short and long-term assignment lengths, serve a broader range of client facility settings including home healthcare, and offer managed staffing services. In 2008, we launched our recruitment process outsourcing program leveraging our expertise and support systems to offer our clients a means to replace or complement their existing internal recruitment function for permanent staffing needs.

Locum tenens staffing segment revenues comprised 34% and 27% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively. Through our locum tenens staffing segment, the Company places physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners with clients on a temporary basis as independent contractors. Locum tenens physicians are used by our hospital, other healthcare facility and physician practice group clients to fill temporary vacancies due to vacation and leave schedules and to bridge the gap while these clients seek permanent candidates. Our clients include a wide variety of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% and 4% of total consolidated revenues for the six months ended June 30, 2009 and 2008, respectively. Through our physician permanent placement services segment, the Company assists hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement with the clients. Although the physician permanent placement business has recently experienced considerably lower demand for services as clients respond to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts, the physician permanent placement market is expected to have solid long-term growth potential due to the limited supply of candidates and the strong client demand for physicians who have the ability to generate revenue for the hospitals. In addition, we see even greater opportunity in leveraging the relationships created by the premier physician permanent placement organization to establish deeper relationships with our customers. Using a distinctive consultative approach, we are paid for our services through a blend of retained search fees and variable fees tied to our performance. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives

Like many companies in various industries, throughout 2009 we have taken a number of proactive steps to achieve operational synergies and to reduce our operating cost structure to reflect the decline in volume and revenue experienced this year, particularly in the travel nursing and physician permanent placement businesses. These actions include consolidating offices and reorganizing back office and corporate functions to gain efficiency in operations by centralizing our primary operations in San Diego, California and Irving, Texas. In addition during 2008 and the first half of 2009, we conducted a strategic review of our nursing brand strategy and decided to reduce the number of travel brand identities on which we focus our travel nurse marketing. We anticipate recognizing total pre-tax restructuring charges in 2009 of approximately $12.0 million to $13.0 million.

We have also moved to aggressively reduce our long-term debt by over $50.0 million since December 31, 2008, which should reduce interest expense in future periods. At the same time, with solid cash flow from operations, due in part to reduced number of days sales outstanding (“DSO”), we have improved our working capital and leverage ratios.

Recent Trends

Within our nurse and allied healthcare staffing segment, our travel nursing business continues to experience significantly lower demand and revenue that began in late 2008 with the deterioration in the general economy. The reduction in nursing demand has been felt across the industry based on the most recent reports from our public competitors. For our clients, the economic conditions have severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, reduced current and anticipated insurance and Medicare reimbursement levels, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors have, in turn, reduced demand for our services as hospitals have placed an increased reliance on permanent labor to meet staffing needs both generally and on an incremental basis by reducing hours, shifts and/or assignments available for temporary nurses. Demand for our services has stabilized and improved over the last few months, but it is at levels below what we have experienced during the past ten years. More recent demand has favored nurses who can offer a more specialized skill-set and fulfill a shorter assignment length and these requests are filled quickly.

Within the allied staffing business, continued strength in demand for several supply-constrained therapy disciplines was tempered by a further demand decline for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians.

Although down from last year, locum tenens demand remains solid overall, with moderate growth across all specialties.

During late 2008 and early 2009, the physician permanent placement business has experienced considerably lower demand for services as clients respond to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts. In addition, many clients are attempting to conduct their searches internally or through alternative methods. However, as in the nursing division, we have more recently seen the demand for physician permanent placements and the volume of new searches stabilize and expect that as clarity around healthcare reform occurs, we will see demand in permanent placement once again increase.

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

Due to the continued economic downturn and our lower market capitalization, we performed interim impairment testing at our reporting unit level during the first quarter of 2009. Our reporting units are our operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. The discounted future cash flows for each reporting unit were consistent with those distributed to our Board of Directors. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment. During the first step, a control premium and average stock price close to the testing dates were utilized. This control premium is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including indications of such premium from data on recent acquisition transactions. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the performed impairment test, we calculated the fair value of certain assets, including tradenames, staffing databases and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the impaired reporting units. The implied fair value of goodwill was measured as the excess of the fair value of the impaired reporting units over the amounts assigned to its assets and liabilities. The impairment loss was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

During the first quarter of 2009, we completed the first step and a preliminary second step of our goodwill impairment testing and have determined that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed equity market value and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a preliminary pre-tax goodwill impairment charge of approximately $173.0 million during the first quarter of 2009.

During the second quarter of 2009, we finalized the valuation of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment with no additional impairment charges recorded.

We also recorded a pre-tax impairment charge of $2.7 million related to certain indefinite-lived intangibles in our nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the condensed consolidated statement of operations for the six months ended June 30, 2009.

Our other critical accounting principles and estimates remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, selected condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.0	73.6	73.8	73.6

Gross profit	27.0	26.4	26.2	26.4
Selling, general and administrative	19.0	19.2	19.6	19.0
Restructuring charges	1.1	—	1.1	—
Impairment charges	—	—	39.2	—
Depreciation and amortization	1.7	1.2	1.5	1.2

Income (loss) from operations	5.2	6.0	(35.2)	6.2
Interest expense, net	1.2	0.9	1.0	0.9

Income (loss) before income taxes	4.0	5.1	(36.2)	5.3
Income tax expense (benefit)	1.8	2.4	(10.0)	2.5

Net income (loss)	2.2%	2.7%	(26.2)%	2.8%

Comparison of Results for the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Revenue. Revenue decreased 36%, to $199.1 million for the three months ended June 30, 2009 from $312.7 million for the same period in 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue decreased 48%, to $111.1 million for the three months ended June 30, 2009 from $215.3 million for the same period in 2008. Of the $104.2 million decrease, $106.0 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment, which were partially offset by a $1.5 million increase due to an increase in the average bill rates charged to hospital and healthcare facility clients, and a $0.3 million increase due to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment revenue decreased 6%, to $79.1 million for the three months ended June 30, 2009 from $83.9 million for the same period in 2008. Of the $4.8 million decrease, $4.6 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended June 30, 2009 and $0.2 million was attributable to a mix shift to our lower bill rate specialties.

Physician permanent placement services segment revenue decreased 34%, to $8.9 million for the three months ended June 30, 2009 from $13.5 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of active searches and placements during the three months ended June 30, 2009.

Cost of Revenue. Cost of revenue decreased 37%, to $145.5 million for the three months ended June 30, 2009 from $230.2 million for the same period in 2008. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 49%, to $83.4 million for the three months ended June 30, 2009 from $162.5 million for the same period in 2008. Of the $79.1 million decrease, $80.0 million decrease was attributable to the decrease in the average number of temporary healthcare professionals on assignment, which was partially offset by a $0.6 million net increase in direct costs per healthcare professional, primarily related to higher health insurance claims, and a $0.3 million increase attributable to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment cost of revenue decreased 6%, to $58.4 million for the three months ended June 30, 2009 from $62.2 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of days filled by healthcare professionals and a mix shift to our lower pay rate specialists.

Physician permanent placement services segment cost of revenue decreased 33%, to $3.7 million for the three months ended June 30, 2009 from $5.5 million for the same period in 2008 primarily due to reduced direct marketing cost and lower recruiter headcount.

Gross Profit. Gross profit decreased 35%, to $53.7 million for the three months ended June 30, 2009 from $82.5 million for the same period in 2008, representing gross margins of 27.0% and 26.4%, respectively. The increase in gross margin mainly reflected tight management of direct costs in domestic travel nursing and a shift in the mix of higher margin business in the locum tenens staffing segment. Gross margin by reportable segment for the three months ended June 30, 2009 and 2008 was 25.0% and 24.5% for nurse and allied healthcare staffing, 26.1% and 25.8% for locum tenens staffing and 58.8% and 59.7% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 37%, to $37.8 million for the three months ended June 30, 2009 from $60.1 million for the same period in 2008. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout the first half of 2009, as well as a $3.5 million actuarial based reduction in the professional liability reserve recorded in the second quarter. Selling, general and administrative expenses by reportable segment for the three months ended June 30, 2009 and 2008, respectively, were $22.8 million and $38.2 million for nurse and allied healthcare staffing, $11.8 million and $17.5 million for locum tenens staffing and $3.2 million and $4.4 million for physician permanent placement services.

Restructuring Charges. During 2009, the Company began implementing strategic branding and consolidation initiatives resulting in one time termination benefits and lease liabilities. Restructuring charges of

$2.2 million were recorded for the three months ended June 30, 2009, of which $1.8 million was for nurse and allied healthcare staffing, $0.3 million was for locum tenens staffing and $0.1 million was for physician permanent placement services segment.

Depreciation and Amortization Expenses. Amortization expense was $1.2 million for both the three months ended June 30, 2009 and 2008. Depreciation expense decreased to $2.2 million for the three months ended June 30, 2009 from $2.5 million for the same period in 2008, with the decrease primarily attributable to certain fixed assets have been fully depreciated during the three months ended June 30, 2009.

Interest Expense, Net. Interest expense, net, was $2.3 million for the three months ended June 30, 2009 as compared to $2.7 million for the same period in 2008. The decrease was primarily attributable to a $63.7 million reduction in debt outstanding from June 30, 2008 to June 30, 2009.

Income Tax Expense. Income tax expense decreased to $3.5 million for the three months ended June 30, 2009 from $7.5 million for the same period in 2008, reflecting effective income tax rates of 44.8% and 46.9% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to a decrease in tax reserves related to uncertain tax position.

Comparison of Results for the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenue. Revenue decreased 26%, to $448.7 million for the six months ended June 30, 2009 from $606.3 million for the same period in 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue decreased 34%, to $275.0 million for the six months ended June 30, 2009 from $419.3 million for the same period in 2008. Of the $144.3 million decrease, $147.1 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment, and $1.5 million was attributable to one less billing day during the period. These decreases were partially offset by a $3.7 million increase due to an increase in the average bill rates charged to hospital and healthcare facility clients, and a $0.6 million increase due to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment revenue decreased 4%, to $153.9 million for the six months ended June 30, 2009 from $160.2 million for the same period in 2008. Of the $6.3 million decrease, $5.0 million was attributable to a decrease in the number of days filled by healthcare professionals during the six months ended June 30, 2009, and $1.3 million was attributable to a mix shift to our lower bill rate specialties.

Physician permanent placement services segment revenue decreased 26%, to $19.9 million for the six months ended June 30, 2009 from $26.8 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of active searches and placements during the six months ended June 30, 2009

Cost of Revenue. Cost of revenue decreased 26%, to $331.1 million for the six months ended June 30, 2009 from $446.3 million for the same period in 2007. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 34%, to $209.6 million for the six months ended June 30, 2009 from $317.6 million for the same period in 2008. Of the $108.0 million decrease, $111.4 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment and $1.1 million was attributable to one less billing day during the period. These decreases were partially offset by a $4.0 million net increase in direct costs per healthcare professional, primarily related to higher health insurance claims, and a $0.5 million increase due to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment cost of revenue decreased 4%, to $113.6 million for the six months ended June 30, 2009 from $118.2 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of days filled by healthcare professionals and a mix shift to our lower pay rate specialties.

Physician permanent placement services segment cost of revenue decreased 25%, to $7.9 million for the three months ended June 30, 2009 from $10.5 million for the same period in 2008 primarily due to reduced direct marketing cost and lower recruiters headcount.

Gross Profit. Gross profit decreased 26%, to $117.7 million for the six months ended June 30, 2009 from $160.0 million for the same period in 2008, representing gross margins of 26.2% and 26.4%, respectively. The decrease in gross margin mainly reflected a lower revenue mix from the relatively high margin business line of international nursing and the more narrow margins in the travel nursing business. Gross margin by reportable segment for the six months ended June 30, 2009 and 2008 was 23.8% and 24.3% for nurse and allied healthcare staffing, 26.2% and 26.3% for locum tenens staffing and 60.3% and 60.6% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 24%, to $87.9 million for the six months ended June 30, 2009 from $115.2 million for the same period in 2008. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout the first half of 2009, as well as a $3.5 million actuarial based reduction in the professional liability reserve recorded in the second quarter. Selling, general and administrative expenses by reportable segment for the six months ended June 30, 2009 and 2008, respectively, were $53.1 million and $73.5 million for nurse and allied healthcare staffing, $27.7 million and $32.3 million for locum tenens staffing and $7.1 million and $9.4 million for physician permanent placement services.

Restructuring Charges. During 2009, the Company began implementing strategic branding and consolidation initiatives resulting in one time termination benefits and lease liabilities. Restructuring charges of $5.1 million were recorded for the six months ended June 30, 2009, of which $3.9 million was for nurse and allied healthcare staffing, $0.5 million for locum tenens staffing and $0.7 million for physician permanent placement services.

Impairment Charges. Due to the continued economic downturn and our lower market capitalization, we performed interim impairment testing during the first quarter of 2009. We determined that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed equity market values and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. Estimated impairment charges related to goodwill and indefinite-lived intangibles were $175.7 million for the three months ended March 31, 2009, as compared to $0 for the same period in 2008. Estimated impairment charges by reportable segment recorded during the first quarter of 2009 were $143.5 million for nurse and allied healthcare staffing and $32.2 million for locum tenens staffing, respectively. During the second quarter of 2009, we finalized the fair value of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of our goodwill and any resulting goodwill impairment with no additional impairment charges recorded.

Depreciation and Amortization Expenses. Amortization expense increased slightly to $2.4 million for the six months ended June 30, 2009 from $2.3 million for the same period in 2008. Depreciation expense decreased to $4.5 million for the six months ended June 30, 2008 from $4.8 million for the same period in 2007, with the decrease primary attributable to certain fixed assets have been fully depreciated during the six months ended June 30, 2009.

Interest Expense, Net. Interest expense, net, was $4.5 million for the six months ended June 30, 2009 as compared to $5.5 million for the same period in 2008. The decrease was primarily attributable to a $63.7 million reduction in debt outstanding from June 30, 2008 to June 30, 2009.

Income Tax Expense. We recorded an income tax benefit of $(45.0) million for the six months ended June 30, 2009 as compared to income tax expense of $15.0 million for the same period in 2008, reflecting effective income tax rates of 27.7% and 46.5% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during the six months ended June 30, 2009, a portion of which is permanently nondeductible for tax purposes, and an increase in our uncertain tax position liabilities as of June 30, 2009.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2009, $90.0 million was outstanding under our credit facility with $54.4 million of remaining available credit under the secured revolver portion of this facility.

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

Operating Activities:

Net cash provided by operations during the six months ended June 30, 2009 was $73.9 million, compared to $28.8 million for the six months ended June 30, 2008. The increase in net cash provided by operations was primarily driven by decrease in accounts receivable as a result of lower sales and strong collection efforts, which was partially offset by a decrease in accrued compensation and benefits during the six months ended June 30, 2009. DSO decreased 5 days from 57 days at December 31, 2008 to 52 days at June 30, 2009. The decrease was a result of reduced accounts receivable at June 30, 2009 due to increased collection efforts and in part to lower sales during the quarter. DSO was 58 days at June 30, 2008.

Investing Activities:

We used $2.4 million in cash during the six months ended June 30, 2009 for investing activities, mainly for capital expenditures. During the six months ended June 30, 2008, $44.5 million was used for investing activities, of which $30.8 million was used for the acquisition of Platinum Select and $8.5 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of The MHA Group, Inc., with the balance used for capital expenditures. We continue to have a relatively low capital investment requirement and we expect our future capital expenditure requirements to be similar to those during the six months ended June 30, 2009.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2009 was $59.4 million, primarily due to paying down our outstanding revolver and notes payable during the period. During the six months ended June 30, 2008, cash provided by financing activities was $5.6 million, mainly due to increased borrowing on our revolving credit facility. At June 30, 2009 and December 31, 2008, we had zero and $31.5 million, respectively, outstanding under the revolving credit facility.

The borrowing capacity under our revolving credit facility is restricted by outstanding standby letters of credit. As of June 30, 2009, we maintained outstanding standby letters of credit totaling $20.6 million as collateral in relation to various requirements including our professional liability insurance and workers compensation insurance agreements and our corporate office lease agreement.

We are required to maintain a maximum leverage ratio, based on EBITDA, which excludes non-cash charges such as impairment charges, and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and cash interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.25x for the fiscal quarter ending June 30, 2009 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. On May 7, 2009, we amended our Credit Agreement. The amendment extends the maturity of the revolving credit facility to be coterminous with the scheduled maturity of its secured term loan in November 2011. Borrowings under this revolving credit facility bear interest at floating rates as defined in the Credit Agreement and based upon either a LIBOR or a prime interest rate option selected by us, plus a combined spread of 3.50% to 4.50% and 2.50% to 3.50%, respectively, to be determined based on our then current leverage ratio. Additionally, the revolving credit facility portion of our Credit Agreement carries a combined unused fee of between 0.500% and 0.750% per annum based on our then current leverage ratio, with no mandatory payments prior to maturity of the revolving credit facility. We do not expect the additional interest rate mentioned above will have a material impact on our liquidity over the next twelve months. Pursuant to the amendment, the maximum leverage ratio is increased to 3.00 to 1.00 for the quarters ended June 30, 2009 through March 31, 2010, 2.75 to 1.00 for the quarter ended June 30, 2010, 2.50 to 1.00 for the quarters ended September 30 and December 31, 2010, 2.25 to 1.00 for the quarters ended March 31 and June 30, 2011 and 2.00 to 1.00 for the quarter ended September 30, 2011 through maturity. Additionally, a minimum $45.0 million Adjusted EBITDA floor, as calculated on a trailing twelve months basis excluding restructuring and non-cash charges, was added as a financial covenant. The interest rate for the term loan portion of our credit facility was not changed. We were in compliance with these requirements at June 30, 2009. As a result of the amendment, we incurred an amendment fee of approximately $1.8 million. These costs were deferred and are amortized over the remaining term of the credit facility.

In March 2009, we entered into three new interest rate swap agreements for notional amounts of $10.0 million each, whereby we will pay fixed rates ranging from 1.55% to 1.76% under these new agreements and receive a floating three-month LIBOR. Two of the agreements became effective in March 2009, and the remaining one will become effective in December 2009. As of June 30, 2009, we have eight interest rate swap agreements with a notional amount totaling $105.0 million, of which $75.0 million is in force at June 30, 2009 and the remaining $30.0 million will become effective in future periods. We pay fixed rates ranging from 1.55% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning September 2009 through September 2010, and no initial investments were made to enter into these agreements.

At June 30, 2009 and December 31, 2008, the interest rate swap agreements had a fair value of $(2.0) million and $(2.5) million, respectively, which is included in other liabilities (both current and long-term) in the accompanying condensed consolidated balance sheets. Our interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, we discount our derivative liabilities to reflect the potential credit risk to lenders. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges. At maturity, the swap agreements will have a fair value of zero and will require no cash outlay. However, if we elect to settle a swap prior to maturity, we would be required to outlay cash at the then stated fair value of the swap. If we settled all of our swaps at June 30, 2009, the net cash impact would be $2.0 million.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census, the healthcare staffing needs of our hospital and healthcare facility clients and the seasonal preferences for destinations of our temporary healthcare professionals, our volumes in nurse and allied and locums segments have historically been subject to moderate seasonal fluctuations. The impact of this seasonality on our consolidated revenue and earnings may vary due to a variety of factors, including volume and demand levels, and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements upon adoption other than current references to GAAP will be replaced with reference to the applicable codification paragraphs.

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

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us;

•	the disruption or adverse impact to our business as a result of a terrorist attack or breach of security of our data systems;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	our ability to meet our financial covenants, which if not met, could adversely affect our liquidity, including our borrowing ability and capacity;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	the effect of recognition by us of an impairment to goodwill;

•	our ability to maintain and enhance the brand identities we have developed, at reasonable costs; and

•	the effect of adjustments by us to accruals for self-insured retentions.

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

During 2009 and 2008, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million and $0.8 million during the six months ended June 30, 2009 and 2008, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.5 million during the six months ended June 30, 2009 and 2008, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 9, 2009. The matters submitted to a vote of our stockholders were the (i) election of seven directors to our Board of Directors, (ii) approval of the AMN Healthcare Equity Plan as amended and restated, and (iii) ratification of the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Our stockholders elected the following seven directors to our Board of Directors, to hold office until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld	Abstained
Susan R. Nowakowski	30,924,447	652,110	14,077
R. Jeffrey Harris	29,367,357	2,207,169	16,108
Michael M.E. Johns	31,129,411	445,117	16,108
Hala G. Moddelmog	29,601,414	1,974,160	15,060
Andrew M. Stern	30,732,912	842,662	15,060
Paul E. Weaver	31,142,567	431,960	16,108
Douglas D. Wheat	30,979,251	595,375	16,008

Our stockholders approved the AMN Equity Plan, as amended and restated. The results of the voting were as follows:

Votes For	Votes Against	Abstained
20,048,875	9,469,625	9,484

Our stockholders also ratified the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The results of the voting were as follows:

Votes For	Votes Against	Abstained
31,104,432	470,891	15,313

Item 5.	Other Information

New Chief Financial Officer and Related Agreements

We previously announced that Bary Bailey will assume the Chief Financial Officer (“CFO”) responsibilities, which include the Company’s finance and investor relations functions, on August 10, 2009. Mr. Bailey brings nearly 30 years of experience in finance, financial consulting and operations in the healthcare, insurance and pharmaceutical industries. Mr. Bailey’s most recent position was that as CFO and Executive Vice President (“EVP”) at Valeant Pharmaceuticals International, a specialty pharmaceutical company. Mr. Bailey joined Valeant in 2002 and was instrumental in restructuring the company to focus on its core pharmaceutical operations and to establish a platform for growth through internal development of existing and new products and via acquisitions. Prior to joining Valeant, Mr. Bailey was EVP of Strategy and Technology for PacifiCare Health Systems, Inc., a firm that provides managed care and other health insurance products to employer groups, individuals and Medicare beneficiaries in the United States and Guam. Bary Bailey will succeed David Dreyer as our Company’s CFO.

Severance Agreement

The Company is a party to an Executive Severance Agreement (“Severance Agreement”) with Mr. Bailey, dated August 10, 2009. The Severance Agreement provides that Mr. Bailey will receive severance benefits if the Company terminates his employment without cause, or relocates his position to a locale beyond a 50 mile radius of the Company’s current corporate headquarters in San Diego, California (in either case, an involuntary termination). In the event of an involuntary termination, benefits include cash payment equal to Mr. Bailey’s annual salary, payment of a prorated portion of the average of the performance bonus payments received in the most recent three fiscal years (or such fewer number of fiscal years during which Mr. Bailey was employed) and reimbursement for the COBRA health coverage for Mr. Bailey’s health insurance for that twelve-month period (or until he becomes eligible for comparable coverage under another employer’s health plan, if earlier). In the event of an involuntary termination within one year of a change in control, Mr. Bailey shall be entitled to receive a lump sum equal to two times the sum of his annual salary, plus the average of the bonus payments he received for the three most recent fiscal years (or such fewer number of fiscal years during which he was employed).

The Severance Agreement contains a requirement that Mr. Bailey execute a general release in favor of the Company as a condition to receiving the severance payments.

Indemnification Agreement

We have an indemnification agreement (“Agreement”) with Mr. Bailey, effective August 10, 2009, as we do with all Executive Officers and Directors. The Agreement provides indemnification to the fullest extent not prohibited by (and not merely to the extent affirmatively permitted by) applicable law in third party proceedings, and in proceedings by or in the right of the Company to procure a judgment in its favor, for all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by Mr. Bailey if the he acted in good faith and in a manner reasonably believed to be in the best interests or not opposed to the best interests of the Company. The Agreements also provides for indemnification with respect to certain expenses. There is a two year period of limitations for causes of action asserted by or on behalf of the Company against Mr. Bailey, unless a shorter period of limitations is otherwise applicable.

The foregoing descriptions of agreements are summaries only. The foregoing descriptions are qualified in their entirety by reference to the actual agreements.

Item 6.	Exhibits

Exhibit No.	Description of Document
4.1	Fourth Amendment to the Second Amended And Restated Credit Agreement, dated as of May 7, 2009, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.1	Employment Offer Letter to Bary Bailey, dated July 12, 2009*

10.2	Executive Severance Agreement between AMN Healthcare, Inc., and Bary Bailey, dated August 10, 2009*

10.3	Executive Indemnification Agreement between AMN Healthcare, Inc., and Bary Bailey, dated August 10, 2009*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by David C. Dreyer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by David C. Dreyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009

/s/ DAVID C. DREYER
Name:	David C. Dreyer
Title:	Chief Accounting Officer,
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)