Form 10-Q
period 2009-09-30
AMN HEALTHCARE SERVICES INC
filed 2009-10-30
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 28, 2009, there were 32,630,721 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,621	$11,316
Accounts receivable, net of allowance of $5,626 and $4,542 at September 30, 2009 and December 31, 2008, respectively	96,410	182,562
Prepaid expenses	6,748	9,523
Income taxes receivable	2,108	3,440
Deferred income taxes, net	17,805	18,085
Other current assets	2,782	4,901

Total current assets	148,474	229,827
Fixed assets, net	21,581	24,018
Deposits and other assets	12,488	13,252
Goodwill	79,868	252,875
Intangible assets, net	116,537	122,845

Total assets	$378,948	$642,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$3,995
Accounts payable and accrued expenses	18,929	24,420
Accrued compensation and benefits	29,431	44,871
Revolving credit facility	—	31,500
Current portion of notes payable	10,845	14,580
Deferred revenue	5,404	7,184
Other current liabilities	14,502	14,722

Total current liabilities	79,111	141,272
Notes payable, less current portion	66,425	100,236
Deferred income taxes, net	4,615	58,466
Other long-term liabilities	57,277	58,710

Total liabilities	207,428	358,684

Subsequent events (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 45,801 and 45,746 shares issued at September 30, 2009 and December 31, 2008, respectively	458	457
Additional paid-in capital	416,720	410,425
Treasury stock, at cost (13,170 shares at each September 30, 2009 and December 31, 2008)	(230,138)	(230,138)
Retained earnings (accumulated deficit)	(13,990)	105,465
Accumulated other comprehensive loss	(1,530)	(2,076)

Total stockholders’ equity	171,520	284,133

Total liabilities and stockholders’ equity	$378,948	$642,817

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$166,357	$315,014	$615,092	$921,298
Cost of revenue	120,749	233,954	451,824	680,245

Gross profit	45,608	81,060	163,268	241,053

Operating expenses:
Selling, general and administrative	36,933	60,260	124,853	175,480
Restructuring charges	6,200	—	11,270	—
Impairment charges	—	—	175,707	—
Depreciation and amortization	3,495	3,770	10,404	10,858

Total operating expenses	46,628	64,030	322,234	186,338

Income (loss) from operations	(1,020)	17,030	(158,966)	54,715
Interest expense, net	2,063	2,550	6,582	8,021

Income (loss) before income taxes	(3,083)	14,480	(165,548)	46,694
Income tax expense (benefit)	(1,088)	4,985	(46,093)	19,961

Net income (loss)	$(1,995)	$9,495	$(119,455)	$26,733

Net income (loss) per common share:
Basic	$(0.06)	$0.29	$(3.66)	$0.79

Diluted	$(0.06)	$0.28	$(3.66)	$0.78

Weighted average common shares outstanding:
Basic	32,630	33,269	32,609	33,642

Diluted	32,630	33,894	32,609	34,126

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Nine Months Ended September 30, 2009

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	45,746	$457	$410,425	13,170	$(230,138)	$105,465	$(2,076)	$284,133
Stock-based compensation	—	—	6,761	—	—	—	—	6,761
Restricted stock units (“RSUs”) vested and issued, net of payroll tax withholdings	55	1	(157)	—	—	—	—	(156)
Income tax shortfall from RSUs vested and issued	—	—	(309)	—	—	—	—	(309)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	44	44
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	—	502	502
Net loss	—	—	—	—	—	(119,455)	—	(119,455)

Total comprehensive loss								(118,909)

Balance, September 30, 2009	45,801	$458	$416,720	13,170	$(230,138)	$(13,990)	$(1,530)	$171,520

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(119,455)	$26,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,404	10,858
Non-cash interest expense	1,845	1,209
Provision for deferred income taxes	(54,215)	(2,205)
Stock-based compensation	6,761	6,931
Excess tax benefit from stock options and stock appreciation rights (“SARs”) exercised and RSUs vested	—	(86)
Impairment charges	175,707	—
Loss on disposal or sale of fixed assets	962	140
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable, net	86,152	1,915
Income tax receivable	1,332	(1,103)
Prepaid expenses and other current assets	4,894	(2,496)
Deposits and other assets	1,067	(3,753)
Accounts payable and accrued expenses	(5,491)	5,482
Accrued compensation and benefits	(15,440)	5,863
Income taxes payable	—	(2,925)
Other liabilities	(1,373)	3,329

Net cash provided by operating activities	93,150	49,892

Cash flows from investing activities:
Purchase and development of fixed assets	(3,177)	(7,102)
Purchase of intangible assets	—	(40)
Cash payment for holdback liability for prior acquisitions	(3,181)	(8,500)
Cash paid for acquisition, net of cash received	—	(30,786)

Net cash used in investing activities	(6,358)	(46,428)

Cash flows from financing activities:
Capital lease repayments	(550)	(491)
Payments on notes payable	(37,546)	(25,507)
Proceeds from revolving credit facility	—	66,500
Payments on revolving credit facility	(31,500)	(30,000)
Payment of financing costs	(1,784)	(618)
Repurchase of common stock	—	(28,446)
Proceeds from exercise of equity awards	12	4,000
Payments of employee tax withholdings from equity transactions	(168)	—
Excess tax benefit from stock options and SARs exercised and RSUs vested and issued	—	86
Change in bank overdraft, net of overdraft acquired	(3,995)	438

Net cash used in financing activities	(75,531)	(14,038)

Effect of exchange rate changes on cash	44	(116)

Net increase (decrease) in cash and cash equivalents	11,305	(10,690)
Cash and cash equivalents at beginning of period	11,316	18,495

Cash and cash equivalents at end of period	$22,621	$7,805

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $27 and $57 capitalized during the nine months ended September 30, 2008 and 2007, respectively)	$4,720	$7,152

Cash paid for income taxes	$5,058	$26,890

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$2,145	$64

Fair value of tangible assets acquired in acquisition, net of cash received	$—	$8,778
Goodwill	—	11,557
Intangible assets	—	13,960
Liabilities assumed	—	(1,173)
Holdback provision	—	(2,336)

Net cash paid for acquisitions	$—	$30,786

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

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been reclassified to conform to the three and nine months ended September 30, 2009 presentation.

The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC on October 30, 2009.

Recently Adopted Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued accounting standard update on fair value measurements and disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (a) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (b) another valuation technique that is consistent with the principles of fair value measurement, such as a present value technique. This update is effective for the first reporting period after the issuance. The Company adopted this update during the quarter ended September 30, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In June 2009, the FASB issued authoritative guidance for the FASB Accounting Standards Codification™ (“FASB ASC”) and the hierarchy of generally accepted accounting principles. This guidance establishes FASB ASC as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”)

recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance and the FASB ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the FASB ASC becomes nonauthoritative. Following this guidance, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the FASB ASC; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the FASB ASC. The Company adopted FASB ASC during the quarter ended September 30, 2009, and the adoption did not have an impact on its consolidated financial condition and results of operations.

In May 2009, the FASB issued authoritative guidance for Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance is for interim or annual periods ending after June 15, 2009. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments. This guidance amends the previous guidance by requiring disclosures of the fair value of financial instruments whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In September 2006, the FASB issued authoritative guidance for fair value measurement, which defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures related to fair value measurements. In February 2008, the FASB issued authoritative guidance, which allows for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities on January 1, 2008 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. On January 1, 2009, the Company adopted the provisions of the guidance for non-recurring nonfinancial assets and liabilities and included disclosures on the use of fair value measurements for its nonfinancial assets and liabilities in the accompanying note (6)—Fair Value Measurement.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The revised guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Accordingly, any business combinations the Company engaged in were recorded and disclosed according to the original guidance for business combinations until January 1, 2009. The Company expects the revised guidance will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of January 1, 2009.

In March 2008, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of accounting for derivative instruments and hedging activities have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this guidance beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In April 2008, the FASB issued authoritative guidance for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the provisions of guidance for goodwill and other intangible assets, to include an entity’s historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be “substantial cost or material modifications.” This guidance states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company adopted this guidance beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In November 2008, the FASB ratified accounting guidance for defensive intangible assets. This guidance applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, it requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the intangible asset will directly or indirectly affect the entity’s cash flows. Defensive intangible assets must be recognized at fair value in accordance with authoritative guidance for business combinations and fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the guidance beginning January 1, 2009, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

In June 2008, the FASB issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share (“EPS”) pursuant to the two-class method described within the earnings per share guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this guidance on January 1, 2009, but it did not have an impact on its consolidated financial condition and results of operations as the Company’s unvested equity awards are not participating securities as defined by the guidance. The Company will comply with the provisions of the guidance in the future should it become applicable to it.

In April 2009, the FASB issued authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends the guidance in business combinations relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The Company did not initiate any acquisitions during the nine months ended September 30, 2009, but the Company expects to apply the requirements of this guidance to any acquisitions that it might commence subsequent to the adoption of it on January 1, 2009.

2. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

On April 9, 2009, the Company amended the AMN Healthcare Equity Plan (“Equity Plan”), with stockholder approval, to increase the number of shares authorized under the Equity Plan by 1,850.

During the nine months ended September 30, 2009, the Company granted 861 shares of stock appreciation rights (“SARs”) and 934 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date fair value was $2.39 per SAR and $7.00 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based employee compensation, before tax	$1,931	$2,426	$6,761	$6,931
Related income tax benefit	(753)	(929)	(2,637)	(2,794)

Stock-based employee compensation, net of tax	$1,178	$1,497	$4,124	$4,137

There was zero and $86 of cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the nine month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $3,018 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.8 years. As of September 30, 2009, there was $8,576 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.0 years.

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive common stock-based equity instruments.

Stock-based awards to purchase 1,218 and 1,394 shares for the three and nine month periods ended September 30, 2008, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. All of the 4,639 of outstanding equity awards as of September 30, 2009 were anti-dilutive due to the net loss during the three and nine month periods ended September 30, 2009.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,995)	$9,495	$(119,455)	$26,733

Weighted average common shares outstanding—basic	32,630	33,269	32,609	33,642

Net income (loss) per common share—basic	$(0.06)	$0.29	$(3.66)	$0.79

Weighted average common shares outstanding—basic	32,630	33,269	32,609	33,642
Plus dilutive equity instruments	—	625	—	484

Weighted average common shares outstanding—diluted	32,630	33,894	32,609	34,126

Net income (loss) per common share—diluted	$(0.06)	$0.28	$(3.66)	$0.78

4. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, the Company had the following intangible assets:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(1,772)	$658	$2,430	$(1,325)	$1,105
Customer relationships	36,400	(10,189)	26,211	36,400	(8,024)	28,376
Tradenames and trademarks	13,551	(2,015)	11,536	13,551	(1,364)	12,187
Noncompete agreements	1,430	(934)	496	1,430	(723)	707
Acquired technology	800	(377)	423	800	(257)	543
Online courses	59	(46)	13	59	(32)	27

	$54,670	$(15,333)	$39,337	$54,670	$(11,725)	$42,945

Intangible assets not subject to amortization:
Goodwill			$79,868			$252,875
Tradenames and trademarks			77,200			79,900

			$157,068			$332,775

Aggregate amortization expense for the intangible assets presented in the above table was $1,201 and $1,204 for the three months ended September 30, 2009 and 2008, respectively, and $3,608 and $3,485 for the nine months ended September 30, 2009 and 2008, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of September 30, 2009 is as follows:

Amount
Three months ending December 31, 2009	$1,201
Year ending December 31, 2010	4,613
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,173
Thereafter	23,121

$39,337

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2009 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Total
Balance January 1, 2009	$159,331	$58,022	$35,522	$252,875
Impairment charges	(140,788)	(32,219)	—	(173,007)

Balance September 30, 2009	$18,543	$25,803	$35,522	$79,868

Impairment of Goodwill and Other Intangible Assets

The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating present value techniques. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting units estimated using the discounted cash flow methodology. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the performed impairment test, the Company calculated the fair value of certain assets, including tradenames, staffing databases and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the impaired reporting units. The implied fair value of goodwill was measured as the excess of the fair value of the impaired reporting units over the amounts assigned to its assets and liabilities. The impairment loss was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

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

The Company recorded a pre-tax impairment charge of $2,700 related to an indefinite-lived intangible asset in its nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

5. SEGMENT INFORMATION

The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets, stock-based compensation expense, restructuring charges, impairment charges and other unallocated corporate overhead. Historically, the Company had allocated all selling, general and administrative costs to its reportable operating segments. Throughout 2009, the Company consolidated offices and reorganized back office and corporate functions to gain efficiency in operations. Management believes that excluding certain corporate overhead from the segment operating income will allow management to better monitor the actual performance of the Company’s reportable segments. During the quarter ended September 30, 2009, the Company revised the measurement of its segment’s operating income to exclude certain corporate overhead costs that provide overall enterprise-wide back office support. The Company has restated all periods presented for comparative purposes. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Nurse and allied healthcare staffing	$82,140	$217,107	$357,127	$636,434
Locum tenens staffing	75,488	85,331	229,375	245,541
Physician permanent placement services	8,729	12,576	28,590	39,323

	$166,357	$315,014	$615,092	$921,298

Segment Operating Income
Nurse and allied healthcare staffing	$4,592	$20,501	$30,390	$65,968
Locum tenens staffing	7,548	7,474	22,355	19,068
Physician permanent placement services	2,215	3,441	7,877	11,842

	14,355	31,416	60,622	96,878
Depreciation and amortization	3,495	3,770	10,404	10,858
Stock-based compensation	1,931	2,426	6,761	6,931
Restructuring charges	6,200	—	11,270	—
Impairment charges	—	—	175,707	—
Unallocated corporate overhead	3,749	8,190	15,446	24,374
Interest expense, net	2,063	2,550	6,582	8,021

Income (loss) before income taxes	$(3,083)	$14,480	$(165,548)	$46,694

6. FAIR VALUE MEASUREMENT

FASB authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”), and interest rate swaps. The Company’s investments associated with its Excess Benefit Plan typically consist of mutual funds that are publicly traded and for which market prices are readily available. The Company’s interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets: Trading securities investment	$84	$84	$—	$—
Financial Liabilities: Interest rate swaps	$1,669	$—	$1,669	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets.

In accordance with FASB authoritative guidance for goodwill and other intangibles, the Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. Historically, the fair values of the Company’s reporting units have exceeded their carrying values. Due to the continued economic downturn and the Company’s lower market capitalization, the Company performed interim impairment testing during the first quarter of 2009 and finalized the impairment charge during the second quarter of 2009. Goodwill for the Company’s impaired reporting units with a carrying amount of $205,987 was written down to its implied fair value of $32,980, resulting in an impairment charge of $173,007, which is included in net loss for the nine months ended September 30, 2009. In addition, indefinite-lived intangible assets with a carrying amount of $9,000 were written down to its fair value of $6,300, resulting in an impairment charge of $2,700, which is included in net loss for the nine months ended September 30, 2009. The Company determined the fair value of its impaired reporting units and indefinite-lived intangible assets using a combination of the income approach (using discounted future cash flows) and the market valuation approach. See detail in the accompanying note (4)—Goodwill and Identifiable Intangible Assets.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted FASB amended guidance for disclosures about derivative instruments and hedging activities in the first quarter of 2009. This guidance amends and expands the disclosure requirements of derivative instruments to provide an enhanced understanding of the use of derivative instruments, how they are accounted for and their effect on financial position, financial performance and cash flows.

FASB authoritative guidance requires that all derivative instruments be recorded on the balance sheet at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives depends upon whether they qualify for hedge accounting. The Company uses derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. The Company has formally documented the hedging relationships and accounts for these arrangements as cash flow hedges. The Company recognizes all derivatives on the balance sheet at fair value using commonly quoted intervals from observable market data. In addition, the Company discounts the derivative liabilities to reflect the potential credit risk to lenders by using current interest rates available to the Company which were obtained directly from the Company’s third-party lender. Gains or losses resulting from changes in the values of these arrangements, which have not been significant to the Company’s consolidated financial statements, are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings. The Company does not expect to have any material existing gains/losses to be reclassified into earnings within the next twelve months.

In March 2009, the Company entered into three new interest rate swap agreements for notional amounts of $10,000 each, whereby the Company will pay fixed rates ranging from 1.55% to 1.76% under these new agreements and receive a floating three-month LIBOR. Two of the agreements became effective in March 2009, and the remaining one will become effective in December 2009. As of September 30, 2009, the Company has seven interest rate swap agreements with a total notional amount of $95,000, of which $65,000 is in force at September 30, 2009 and the remaining $30,000 will become effective in future periods. The Company pays fixed rates ranging from 1.61% to 4.94% under these agreements and receives a floating three-month LIBOR. The agreements expire beginning December 2009 through September 2010, and no initial investments were made to enter into these agreements.

	As of September 30, 2009
Derivatives Designed as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$1,669

8. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, income tax receivable, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits, income taxes payable and other current liabilities approximate their respective fair values due to the short-term nature or liquidity of these financial instruments. The fair value of notes payable can not be reasonably estimated as the instrument’s interest rates are likely not comparable to rates currently offered for similar debt instruments of comparable maturity given the state of the current credit markets. Derivative financial instruments are recorded at fair value based on current market pricing models. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments. See detail on financial assets and liabilities in the accompanying note (6) — Fair Value Measurement.

9. INCOME TAXES

The Company recorded an income tax benefit of $46,093 for the nine months ended September 30, 2009 as compared to income tax expense of $19,961 for the same period in 2008, reflecting effective income tax rates of 27.8% and 42.7% for these periods, respectively. The change in the effective income tax rate is primarily attributable to the goodwill impairment charges recorded during the nine months ended September 30, 2009, a portion of which is permanently nondeductible for tax purposes, and an increase in the Company’s unrecognized tax benefits.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets.

10. RESTRUCTURING

During the first three quarters of 2009, the Company made adjustments to its branding strategy and infrastructure. These actions included consolidating office locations and nursing brands, and centralizing back office and corporate functions, resulting in reduced overall headcount and facility costs. The restructuring was driven by long-term strategic branding and operational decisions as well as responding to current and anticipated short-term market conditions.

A reconciliation of amounts accrued as of September 30, 2009, which was approximate to their fair value, is as follows:

	Balance December 31, 2008	Accruals	Cash Payments	Balance September 30, 2009
Employee termination benefits	$—	$4,434	$(3,628)	$806
Contract termination costs and other	—	5,950	(1,191)	4,759

Total	$—	$10,384	$(4,819)	$5,565

As of September 30, 2009, $3,007 of the accrued restructuring balance was included in other current liabilities and $2,558 was included in other long-term liabilities in the condensed consolidated balance sheet. The Company expects to substantially utilize the accruals by 2011. In addition, the Company recognized assets impairment charges of $886 during the nine months ended September 30, 2009.

Restructuring expense by reportable segments is as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Nurse and allied healthcare staffing	$5,101	$8,993
Locum tenens staffing	(22)	429
Physician permanent placement services	1,121	1,848

Total	$6,200	$11,270

11. SUBSEQUENT EVENT

On October 15, 2009, the Company’s Board approved, subject to stockholder approval, an equity exchange program (the “Equity Exchange”). The proposed Equity Exchange would allow the Company’s employees, excluding its executive officers and directors, to exchange certain stock options and SARs (“Eligible Awards”) for a reduced number of restricted stock units (the “Replacement RSUs”) to be granted under the Equity Plan. The Replacement RSUs would be based on the fair value of the cancelled Eligible Awards they replace as determined using the lattice valuation model; the Company might incur some incremental compensation expense as a result of approximations used in this determination due to the grouping of Eligible Awards with similar exercise prices together and the stock price at the time of the exchange.

Under the NYSE rules, stockholder approval is required in order for the Equity Exchange to be implemented. If approved by the stockholders, the date of grant for the Replacement RSUs is expected to be the closing of the Equity Exchange, which is anticipated to occur no later than December 31, 2009. If stockholder approval of this proposal is not obtained, the Company will not implement the Equity Exchange.

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

Overview

We are the nation’s leading provider of comprehensive healthcare staffing and management services. As a leading provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit and place healthcare professionals on assignments of variable lengths and in permanent positions with clients throughout the United States, who range from acute-care hospitals and physician practice groups to other healthcare settings, including rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. We also offer a managed services program in which we provide flexible, customized solutions for our clients to manage their multiple clinical vendors, and recruitment process outsourcing services, where we conduct our clients’ recruitment for permanent clinical positions.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended September 30, 2009, we recorded revenue of $166.4 million, as compared to revenue of $315.0 million for the same period in 2008. We recorded a net loss of $(2.0) million for the three months ended September 30, 2009, as compared to net income of $9.5 million for the same period in 2008. For the nine months ended September 30, 2009, we recorded revenue of $615.1 million, as compared to revenue of $921.3 million for the same period in 2008. We recorded a net loss of $(119.5) million, which includes goodwill impairment and restructuring charges of $129.9 million, net of tax, for the nine months ended September 30, 2009, as compared to net income of $26.7 million for the same period in 2008.

Nurse and allied healthcare staffing segment revenues comprised 58% and 69% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements. With a core focus on the 13 week travel segment serving acute care facilities, we also offer a broader range of short and long-term assignment lengths, and service a wide range of client facility settings including home healthcare. We also provide managed staffing services, and in 2008, launched our recruitment process outsourcing program, which leverages our expertise and support systems to offer clients a means to replace or complement their existing internal recruitment function for permanent staffing needs.

Locum tenens staffing segment revenues comprised 37% and 27% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while these clients seek permanent candidates or explore expansion. Our clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% and 4% of total consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. The physician permanent placement market is expected to have solid long-term growth potential due to the limited supply of candidates and the strong client demand for physicians who have the ability to generate revenue for our clients. Using a distinctive consultative approach, we are paid for our services through a blend of retained search fees and variable fees tied to our performance. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives

Like many companies in various industries, throughout 2009 we have taken a number of proactive steps to increase operational synergies and to reduce our operating cost structure to reflect the decline in volume and revenue experienced this year. These actions include consolidating offices and reorganizing back office and corporate functions to gain efficiency in operations by centralizing our primary operations in San Diego, California and Irving, Texas. In addition during 2008 and the first half of 2009, we conducted a strategic review of our nursing brand strategy and decided to reduce the number of travel brand identities on which we focus our travel nurse marketing. As a result of these key initiatives, we have recognized total pre-tax restructuring charges in 2009 of approximately $11.3 million.

We have also moved to aggressively reduce our revolving credit facility and notes payable by $69.0 million since December 31, 2008 and with solid cash flow from operations, due in part to reduced number of days sales outstanding (“DSO”), we have improved our working capital and leverage ratios.

Recent Trends

Within our nurse and allied healthcare staffing segment, our travel nursing business continues to experience significantly lower demand and revenue that began in late 2008 with the deterioration in the general economy and rise in general unemployment. Demand for our services has stabilized in the latter part of the third quarter, but remains at levels below what we have experienced during the past ten years. The reduction in nursing demand has been felt across the industry based on the most recent reports from our public competitors. For our clients, the economic conditions have severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors have, in turn, reduced demand for our services as hospitals have placed an increased reliance on permanent labor to meet staffing needs. More recent demand has favored nurses who can offer a more specialized skill-set and fulfill a shorter assignment length and these requests are filled quickly.

Within the allied staffing business, continued strength in demand for several supply-constrained therapy disciplines was tempered by a continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians.

Locum tenens demand continues to be impacted by changes in radiology reimbursement and is beginning to be impacted by lower demand for certified registered nurse anesthetists (“CRNAs”) as these nurses and clients begin to respond to the general economic conditions in a similar fashion as we see in our nurse and allied healthcare staffing segment. Demand for anesthesiologists and CRNAs is also being impacted by lower demand for anesthesia services due to the overall reduction in elective surgeries. Partially offsetting these declines, dentistry is showing strong growth.

During late 2008 and early 2009, the physician permanent placement business experienced lower demand for services as clients responded to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts. In addition, many clients have been attempting to conduct their searches internally or through alternative methods. However, we have more recently seen the demand for permanent physician searches increase and expect this to translate into new placements over the coming months. We continue to expect that as clarity around healthcare reform occurs, we will see demand in permanent placement increase.

Critical Accounting Principles and Estimates

Goodwill and Indefinite-lived Intangible Assets

In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance for goodwill and other intangible assets, we perform annual impairment analyses to assess the recoverability of the goodwill and indefinite-lived intangible assets. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

Due to the economic downturn and our lower market capitalization, we performed interim impairment testing at our reporting unit level during the first quarter of 2009. Our reporting units are our operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment. During the first step, a control premium and average stock price close to the testing dates were utilized. This control premium is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including indications of such premium from data on recent acquisition transactions. The second step of the goodwill impairment test involved comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the performed impairment test, we calculated the fair value of certain assets, including tradenames, staffing databases and customer relationships. To determine the implied value of goodwill, fair values were allocated to the assets and liabilities of the impaired reporting units. The implied fair value of goodwill was measured as the excess of the fair value of the impaired reporting units over the amounts assigned to its assets and liabilities. The impairment loss was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

During the first quarter of 2009, we completed the first step and a preliminary second step of our goodwill impairment testing and determined that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed equity market value and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a preliminary pre-tax goodwill impairment charge of approximately $173.0 million during the first quarter of 2009.

During the second quarter of 2009, we finalized the valuation of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment with no additional impairment charges recorded.

We also recorded a pre-tax impairment charge of $2.7 million related to an indefinite-lived intangible asset in our nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.6	74.3	73.5	73.8

Gross profit	27.4	25.7	26.5	26.2
Selling, general and administrative	22.2	19.1	20.3	19.0
Restructuring charges	3.7	—	1.8	—
Impairment charges	—	—	28.6	—
Depreciation and amortization	2.1	1.2	1.7	1.2

Income (loss) from operations	(0.6)	5.4	(25.9)	6.0
Interest expense, net	1.2	0.8	1.0	0.9

Income (loss) before income taxes	(1.8)	4.6	(26.9)	5.1
Income tax expense (benefit)	(0.6)	1.6	(7.5)	2.2

Net income (loss)	(1.2)%	3.0%	(19.4)%	2.9%

Comparison of Results for the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Revenue. Revenue decreased 47%, to $166.4 million for the three months ended September 30, 2009 from $315.0 million for the same period in 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue decreased 62%, to $82.1 million for the three months ended September 30, 2009 from $217.1 million for the same period in 2008. Of the $135.0 million decrease,

$135.4 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment, which was partially offset by an increase in the average bill rates charged to hospital and healthcare facilities.

Locum tenens staffing segment revenue decreased 11%, to $75.5 million for the three months ended September 30, 2009 from $85.3 million for the same period in 2008. Of the $9.8 million decrease, $8.1 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended September 30, 2009 and $1.7 million was attributable to a mix shift to our lower bill rate specialties.

Physician permanent placement services segment revenue decreased 31%, to $8.7 million for the three months ended September 30, 2009 from $12.6 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of active searches and placements during the three months ended September 30, 2009.

Cost of Revenue. Cost of revenue decreased 48%, to $120.7 million for the three months ended September 30, 2009 from $234.0 million for the same period in 2008. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 63%, to $62.1 million for the three months ended September 30, 2009 from $166.0 million for the same period in 2008. Of the $103.9 million decrease, $103.5 million decrease was attributable to the decrease in the average number of temporary healthcare professionals on assignment and $0.4 million decrease was attributable primarily to a decrease in direct costs per healthcare professional.

Locum tenens staffing segment cost of revenue decreased 12%, to $54.9 million for the three months ended September 30, 2009 from $62.7 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of days filled by healthcare professionals and a mix shift to our lower pay rate specialists.

Physician permanent placement services segment cost of revenue decreased 30%, to $3.7 million for the three months ended September 30, 2009 from $5.3 million for the same period in 2008 primarily due to reduced direct marketing cost and lower recruiter headcount.

Gross Profit. Gross profit decreased 44%, to $45.6 million for the three months ended September 30, 2009 from $81.1 million for the same period in 2008, representing gross margins of 27.4% and 25.7%, respectively. The increase in gross margin was due to our nurse and allied healthcare staffing segment decreasing in proportion to our higher margin locum tenens staffing and physician permanent placement services segments. Gross margin by reportable segment for the three months ended September 30, 2009 and 2008 was 24.4% and 23.6% for nurse and allied healthcare staffing, 27.2% and 26.6% for locum tenens staffing and 57.7% and 57.5% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 39%, to $36.9 million for the three months ended September 30, 2009 from $60.3 million for the same period in 2008. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009 and a benefit of $1.5 million due to the settlement with the selling shareholders of The MHA Group, Inc. (“MHA”). Included in selling, general and administrative expenses is unallocated corporate overhead of $3.7 million and $8.2 million for the three months ended September 30, 2009 and 2008, respectively. Excluding unallocated corporate overhead, selling, general and administrative expenses by reportable segment were $17.1 million and $32.8 million for nurse and allied healthcare staffing, $13.1 million and $15.3 million for locum tenens staffing and $3.0 million and $4.0 million for physician permanent placement services, for the three months ended September 30, 2009 and 2008, respectively.

Restructuring Charges. During the first three quarters of 2009, the Company implemented strategic branding and consolidation initiatives resulting in termination benefits and lease liabilities. Restructuring charges of $6.2 million were recorded for the three months ended September 30, 2009, of which $5.1 million was for the nurse and allied healthcare staffing segment and $1.1 million was for the physician permanent placement services segment.

Depreciation and Amortization Expenses. Amortization expense was $1.2 million for each of the three month periods ended September 30, 2009 and 2008. Depreciation expense decreased to $2.3 million for the three months ended September 30, 2009 from $2.6 million for the same period in 2008, with the decrease primarily attributable to certain fixed assets being fully depreciated during the three months ended September 30, 2009.

Interest Expense, Net. Interest expense, net, was $2.1 million for the three months ended September 30, 2009 as compared to $2.6 million for the same period in 2008. The decrease was primarily attributable to a $80.7 million reduction in debt outstanding from September 30, 2008 to September 30, 2009.

Income Tax Expense. We recorded an income tax benefit of $1.1 million for the three months ended September 30, 2009 as compared to income tax expense of $5.0 million for the same period in 2008. The effective income tax rates for the three months ended September 30, 2009 and 2008, were 35.3% and 34.4%, respectively. The change in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during the nine months ended September 30, 2009, a portion of which was permanently nondeductible for tax purposes, and an increase in the Company’s unrecognized tax benefits.

Comparison of Results for the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenue. Revenue decreased 33%, to $615.1 million for the nine months ended September 30, 2009 from $921.3 million for the same period in 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue decreased 44%, to $357.1 million for the nine months ended September 30, 2009 from $636.4 million for the same period in 2008. Of the $279.3 million decrease, $281.9 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment, and $1.3 million was attributable to one less billing day during the period. These decreases were partially offset by an increase in the average bill rates charged to hospital and healthcare facility clients.

Locum tenens staffing segment revenue decreased 7%, to $229.4 million for the nine months ended September 30, 2009 from $245.6 million for the same period in 2008. Of the $16.2 million decrease, $13.1 million was attributable to a decrease in the number of days filled by healthcare professionals during the nine months ended September 30, 2009, and $3.1 million was attributable to a mix shift to our lower bill rate specialties.

Physician permanent placement services segment revenue decreased 27%, to $28.6 million for the nine months ended September 30, 2009 from $39.3 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of active searches and placements during the nine months ended September 30, 2009.

Cost of Revenue. Cost of revenue decreased 34%, to $451.8 million for the nine months ended September 30, 2009 from $680.2 million for the same period in 2008. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 44%, to $271.6 million for the nine months ended September 30, 2009 from $483.5 million for the same period in 2008. Of the $211.9 million decrease, $214.2 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment and $1.0 million was attributable to one less pay day during the period. These decreases were partially offset by a $3.0 million net increase in direct costs per healthcare professional, primarily related to higher health insurance claims, and a $0.3 million increase due to a shift in the mix of temporary healthcare professionals working on flat rate contracts to hours and days worked contracts.

Locum tenens staffing segment cost of revenue decreased 7%, to $168.6 million for the nine months ended September 30, 2009 from $180.8 million for the same period in 2008. The decrease was primarily attributable to a decrease in the number of days filled by healthcare professionals and a mix shift to our lower pay rate specialties.

Physician permanent placement services segment cost of revenue decreased 27%, to $11.6 million for the nine months ended September 30, 2009 from $15.9 million for the same period in 2008 primarily due to reduced direct marketing cost and lower recruiter headcount.

Gross Profit. Gross profit decreased 32%, to $163.3 million for the nine months ended September 30, 2009 from $241.1 million for the same period in 2008, representing gross margins of 26.5% and 26.2%, respectively. The increase in gross margin was due to our nurse and allied healthcare staffing segment decreasing in proportion to our higher margin locum tenens staffing and physician permanent placement services segments. Gross margin by reportable segment for the nine months ended September 30, 2009 and 2008 was 23.9% and 24.0% for nurse and allied healthcare staffing, 26.5% and 26.4% for locum tenens staffing and 59.5% and 59.6% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 29%, to $124.9 million for the nine months ended September 30, 2009 from $175.5 million for the same period in 2008. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009, a benefit of $1.5 million due to the settlement with the selling shareholders of MHA as well as a $3.5 million actuarial based reduction in the professional liability reserve recorded in the second quarter. Included in selling, general and administrative expenses is unallocated corporate overhead of $15.5 million and $24.4 million for the nine months ended September 30, 2009 and 2008, respectively. Excluding unallocated corporate overhead, selling, general and administrative expenses by reportable segment were $60.8 million and $92.9 million for nurse and allied healthcare staffing, $38.9 million and $46.0 million for locum tenens staffing and $9.7 million and $12.2 million for physician permanent placement services for the nine months ended September 30, 2009 and 2008, respectively.

Restructuring Charges. During 2009, the Company began implementing strategic branding and consolidation initiatives resulting in termination benefits and lease liabilities. Restructuring charges of $11.3 million were recorded for the nine months ended September 30, 2009, of which $9.0 million was for nurse and allied healthcare staffing, $0.4 million for locum tenens staffing and $1.9 million for physician permanent placement services.

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

Depreciation and Amortization Expenses. Amortization expense increased slightly to $3.6 million for the nine months ended September 30, 2009 from $3.5 million for the same period in 2008. Depreciation expense decreased to $6.8 million for the nine months ended September 30, 2009 from $7.4 million for the same period in 2008, with the decrease primary attributable to certain fixed assets have been fully depreciated during the nine months ended September 30, 2009.

Interest Expense, Net. Interest expense, net, was $6.6 million for the nine months ended September 30, 2009 as compared to $8.0 million for the same period in 2008. The decrease was primarily attributable to a $80.7 million reduction in debt outstanding from September 30, 2008 to September 30, 2009.

Income Tax Expense. We recorded an income tax benefit of $46.1 million for the nine months ended September 30, 2009 as compared to income tax expense of $20.0 million for the same period in 2008, reflecting effective income tax rates of 27.8% and 42.7% for these periods, respectively. The change in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during the nine months ended September 30, 2009, a portion of which was permanently nondeductible for tax purposes, and an increase in our unrecognized tax benefits.

Liquidity and Capital Resources

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At September 30, 2009, $77.3 million was outstanding under the Term Loan portion of our credit facility with $54.2 million of remaining available credit under the secured revolver portion of this facility.

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

Operating Activities:

Net cash provided by operations during the nine months ended September 30, 2009 was $93.2 million, compared to $49.9 million for the nine months ended September 30, 2008. The increase in net cash provided by operations was primarily driven by a decrease in accounts receivable as a result of lower sales and strong collection efforts, which was partially offset by a decrease in accrued compensation and benefits during the nine months ended September 30, 2009. DSO decreased 4 days from 57 days at December 31, 2008 to 53 days at September 30, 2009. The decrease was a result of reduced accounts receivable at September 30, 2009 due to strong collection efforts and in part to lower sales during the quarter. DSO was 56 days at September 30, 2008.

Investing Activities:

We used $6.4 million in cash during the nine months ended September 30, 2009 for investing activities, of which, $3.2 million was for capital expenditures, $2.2 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of the assets of Platinum Select Staffing, and $1.0 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of MHA. During the nine months ended September 30, 2008, $46.4 million was used for investing activities, of which $30.8 million was used for the acquisition of Platinum Select and $8.5 million was a portion of the cash holdback paid to the selling shareholders in our acquisition of MHA, with the balance used for capital expenditures. We continue to have a relatively low capital investment requirement and we expect our future capital expenditure requirements to be similar to those during the nine months ended September 30, 2009.

Financing Activities:

Net cash used in financing activities during the nine months ended September 30, 2009 was $75.5 million, primarily due to paying down our outstanding revolver and notes payable during the period. During the nine months ended September 30, 2008, cash used in financing activities was $14.0 million, mainly used to repurchase our common stock. At September 30, 2009 and December 31, 2008, we had zero and $31.5 million, respectively, outstanding under the revolving credit facility.

The borrowing capacity under our revolving credit facility is reduced by outstanding standby letters of credit. As of September 30, 2009, we maintained outstanding standby letters of credit totaling $20.8 million as collateral in relation to various requirements including our professional liability insurance, workers compensation insurance agreements and our corporate office lease agreement. At September 30, 2009, there was $54.2 million of remaining available credit under the secured revolver portion of our credit facility.

We are required to maintain a maximum leverage ratio, based on EBITDA, which excludes non-cash charges such as impairment charges, and funded indebtedness as defined in the Credit Agreement, as of the end of each fiscal quarter. We are also required to maintain a minimum fixed charge coverage ratio, based on EBITDA and debt and cash interest payments as defined in the Credit Agreement, as of the end of each fiscal quarter of not less than 1.25x for the fiscal quarter ending September 30, 2009 and thereafter. We are also subject to limitations on the amount of our annual capital expenditures and on the amount of consolidated total assets and consolidated EBITDA that may be owned or attributable to our foreign subsidiaries. On May 7, 2009, we amended our Credit Agreement. The amendment extends the maturity of the revolving credit facility to be coterminous with the scheduled maturity of the secured term loan in November 2011. Borrowings under this revolving credit facility bear interest at floating rates as defined in the Credit Agreement and based upon either a LIBOR or a prime interest rate option selected by us, plus a combined spread of 3.50% to 4.50% and 2.50% to 3.50%, respectively, to be determined based on our then current leverage ratio. Additionally, the revolving credit facility portion of our Credit Agreement carries a combined unused fee of between 0.500% and 0.750% per annum based on our then current leverage ratio, with no mandatory payments prior to maturity of the revolving credit facility. We do not expect the additional interest rate mentioned above will have a material impact on our liquidity over the next twelve months. Pursuant to the amendment, the maximum leverage ratio is increased to 3.00 to 1.00 for the quarters ended September 30, 2009 through March 31, 2010, 2.75 to 1.00 for the quarter ended June 30, 2010, 2.50 to 1.00 for the quarters ended September 30 and December 31, 2010, 2.25 to 1.00 for the quarters ended March 31 and June 30, 2011 and 2.00 to 1.00 for the quarter ended September 30, 2011 through maturity. Additionally, a minimum $45.0 million Adjusted EBITDA floor, as calculated on a trailing twelve months basis excluding restructuring and non-cash charges, was added as a financial covenant. The interest rate for the term loan portion of our credit facility was not changed. We were in compliance with these requirements at September 30, 2009. As a result of the amendment, we incurred an amendment fee of approximately $1.8 million. These costs were deferred and are amortized over the remaining term of the credit facility.

In March 2009, we entered into three interest rate swap agreements for notional amounts of $10.0 million each, whereby we will pay fixed rates ranging from 1.55% to 1.76% under these agreements and receive a floating three-month LIBOR. Two of the agreements became effective in March 2009, and the remaining one will become effective in December 2009. As of September 30, 2009, we have seven interest rate swap agreements with a notional amount totaling $95.0 million, of which $65.0 million was in force at September 30, 2009 and the remaining $30.0 million will become effective in future periods. We pay fixed rates ranging from 1.61% to 4.94% under these agreements and receive a floating three-month LIBOR. The agreements expire beginning December 2009 through September 2010, and no initial investments were made to enter into these agreements.

At September 30, 2009 and December 31, 2008, the interest rate swap agreements had a fair value of $(1.7) million and $(2.5) million, respectively, which is included in other liabilities in the accompanying condensed consolidated balance sheets. Our interest rate swaps are valued using commonly quoted intervals from observable markets. In addition, we discount our derivative liabilities to reflect the potential credit risk to counterparties. We have formally documented the hedging relationships and account for these arrangements as cash flow hedges. At maturity, the swap agreements will have a fair value of zero and will require no cash outlay. However, if we elect to settle a swap prior to maturity, we would be required to outlay cash at the then stated fair value of the swap. If we settled all of our swaps at September 30, 2009, the net cash impact would be $1.7 million.

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

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) amended guidance on revenue arrangements with multiple deliverables to require an entity to apply the relative selling price allocation method in order to a estimate selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the amended guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are currently evaluating the impact of the adoption of this guidance will have on our consolidated financial statements.

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

•	our ability to keep our web sites operational at a reasonable cost and without service interruptions;

•	the effect of existing or future government legislation and regulation, including healthcare reform;

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

During 2009 and 2008, our primary exposure to market risk was interest rate risk associated with our debt instruments. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments. Excluding the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million and $1.3 million during the nine months ended September 30, 2009 and 2008, respectively. Considering the effect of our interest rate swap arrangements, a 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million and $0.7 million during the nine months ended September 30, 2009 and 2008, respectively.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information.

On October 15, 2009, the Company’s Board approved, subject to stockholder approval, an equity exchange program (the “Equity Exchange”). The proposed Equity Exchange would allow the Company’s employees, excluding its executive officers and directors, to exchange certain stock options and SARs (“Eligible Awards”) for a reduced number of restricted stock units (the “Replacement RSUs”) to be granted under the Equity Plan. The Replacement RSUs would be based on the fair value of the cancelled Eligible Awards they replace as determined using the lattice valuation model; the Company might incur some incremental compensation expense as a result of approximations used in this determination due to the grouping of Eligible Awards with similar exercise prices together and the stock price at the time of the exchange.

Under the NYSE rules, stockholder approval is required in order for the Equity Exchange to be implemented. If approved by the stockholders, the date of grant for the Replacement RSUs is expected to be the closing of the Equity Exchange, which is anticipated to occur no later than December 31, 2009. If stockholder approval of this proposal is not obtained, the Company will not implement the Equity Exchange.

Item 6.	Exhibits

Exhibit No.	Description of Document
4.1	Fourth Amendment to the Second Amended And Restated Credit Agreement, dated as of May 7, 2009, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, Med Travelers, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., Med Travelers, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc., Platinum Select Healthcare Staffing, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.1	Employment Offer Letter to Bary Bailey, dated July 12, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.2	Executive Severance Agreement between AMN Healthcare, Inc., and Bary Bailey, dated August 10, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.3	Executive Indemnification Agreement between AMN Healthcare, Inc., and Bary Bailey, dated August 10, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Bary G. Bailey pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Bary G. Bailey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2009

/s/ BARY G. BAILEY
Name:	Bary G. Bailey
Title:	Chief Accounting Officer,
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)