Form 10-Q
period 2010-03-31
AMN HEALTHCARE SERVICES INC
filed 2010-05-07
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2010, there were 32,777,238 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$36,567	$27,053
Accounts receivable, net of allowances of $4,800 and $5,309 at March 31, 2010 and December 31, 2009, respectively	89,085	89,498
Prepaid expenses	7,152	6,550
Income taxes receivable	2,735	3,900
Deferred income taxes, net	8,534	8,534
Other current assets	6,039	1,902

Total current assets	150,112	137,437
Restricted cash and cash equivalents	22,022	22,025
Fixed assets, net	18,538	19,970
Deposits and other assets	14,432	14,368
Goodwill	79,868	79,868
Intangible assets, net	114,135	115,336

Total assets	$399,107	$389,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,493	$18,057
Accrued compensation and benefits	28,178	24,054
Current portion of notes payable	6,875	5,500
Deferred revenue	5,158	5,084
Other current liabilities	10,042	10,404

Total current liabilities	74,746	63,099
Notes payable, less current portion and discount	97,721	100,121
Deferred income taxes, net	—	789
Other long-term liabilities	52,664	54,151

Total liabilities	225,131	218,160

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 45,801 shares issued at March 31, 2010 and December 31, 2009	458	458
Additional paid-in capital	420,042	417,693
Treasury stock, at cost (13,170 shares at March 31, 2010 and December 31, 2009)	(230,138)	(230,138)
Accumulated deficit	(15,932)	(16,712)
Accumulated other comprehensive loss	(454)	(457)

Total stockholders’ equity	173,976	170,844

Total liabilities and stockholders’ equity	$399,107	$389,004

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue	$143,294	$249,595
Cost of revenue	103,250	185,612

Gross profit	40,044	63,983

Operating expenses:
Selling, general and administrative	31,950	50,080
Depreciation and amortization	3,298	3,467
Impairment and restructuring charges	—	178,625

Total operating expenses	35,248	232,172

Income (loss) from operations	4,796	(168,189)
Interest expense, net	2,637	2,199

Income (loss) before income taxes	2,159	(170,388)
Income tax expense (benefit)	1,379	(48,554)

Net income (loss)	$780	$(121,834)

Net income (loss) per common share:
Basic	$0.02	$(3.74)

Diluted	$0.02	$(3.74)

Weighted average common shares outstanding:
Basic	32,631	32,576

Diluted	33,471	32,576

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2010

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	45,801	$458	$417,693	13,170	$(230,138)	$(16,712)	$(457)	$170,844
Stock-based compensation	—	—	2,349	—	—	—	—	2,349
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	780	—	780

Total comprehensive income								783

Balance, March 31, 2010	45,801	$458	$420,042	13,170	$(230,138)	$(15,932)	$(454)	$173,976

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$780	$(121,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,298	3,467
Non-cash interest expense	785	367
Increase in allowances for doubtful accounts and sales credits	439	1,187
Provision for deferred income taxes	(789)	(49,574)
Stock-based compensation	2,349	2,675
Impairment charges	—	175,707
Loss on disposal or sale of fixed assets	6	29
Changes in assets and liabilities:
Accounts receivable	(26)	32,999
Income taxes receivable	1,165	(1,008)
Prepaid expenses and other current assets	(4,739)	463
Deposits and other assets	(428)	2,381
Accounts payable and accrued expenses	6,436	247
Accrued compensation and benefits	4,124	(8,143)
Other liabilities	(1,685)	(1,406)

Net cash provided by operating activities	11,715	37,557

Cash flows from investing activities:
Purchase and development of fixed assets	(671)	(1,230)
Change in restricted cash and cash equivalents balance	3	—

Net cash used in investing activities	(668)	(1,230)

Cash flows from financing activities:
Capital lease payments	(161)	(175)
Payments on notes payable	(1,375)	(1,784)
Payments on revolving credit facility	—	(25,000)
Change in bank overdraft	—	(3,995)

Net cash used in financing activities	(1,536)	(30,954)

Effect of exchange rate changes on cash	3	(14)

Net increase in cash and cash equivalents	9,514	5,359
Cash and cash equivalents at beginning of period	27,053	11,316

Cash and cash equivalents at end of period	$36,567	$16,675

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $2 and $8 capitalized for the three months ended March 31, 2010 and 2009, respectively)	$1,825	$1,724

Cash paid for income taxes	$761	$1,008

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$—	$1,982

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

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, valuation and recognition of share-based payments and income taxes. Actual results could differ from those estimates under different assumptions or conditions.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2009 have been reclassified to conform to the three months ended March 31, 2010 presentation.

The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC, and determined there were no items to disclose.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated its disclosure requirements related to fair value measurements. The update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The disclosure about purchases, sales, issuances, and settlements relating to Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. Early adoption is permitted. All other requirements of the update are effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance beginning January 1, 2010, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

2. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide vendor management services. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the customer. Receivables for subcontractor revenue of $4,624 was included in other current assets and payables to the subcontractors of $4,969 was included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2010.

3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

During the three months ended March 31, 2010, the Company granted 570 shares of stock appreciation rights (“SARs”) and 764 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date fair value was $2.95 per SAR and $8.78 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Stock-based employee compensation, before tax	$2,349	$2,675
Related income tax benefit	(911)	(1,044)

Stock-based employee compensation, net of tax	$1,438	$1,631

There was no cash impact for excess tax benefits related to equity awards exercised and vested during both three month periods ended March 31, 2010 and 2009.

As of March 31, 2010, there was $3,056 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 2.2 years. As of March 31, 2010, there was $11,179 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.2 years.

4. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments.

Stock-based awards to purchase 2,183 shares of common stock for the three month periods ended March 31, 2010 were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. All of the 4,558 shares of outstanding equity awards as of March 31, 2009 were anti-dilutive due to the net loss for the first quarter of 2009. The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$780	$(121,834)

Net income (loss) per common share—basic	$0.02	$(3.74)

Net income (loss) per common share—diluted	$0.02	$(3.74)

Weighted average common shares outstanding—basic	32,631	32,576
Plus dilutive equity awards	840	—

Weighted average common shares outstanding—diluted	33,471	32,576

5. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, the Company had the following intangible assets:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(2,071)	$359	$2,430	$(1,922)	$508
Customer relationships	36,400	(11,632)	24,768	36,400	(10,910)	25,490
Tradenames and trademarks	13,551	(2,447)	11,104	13,551	(2,230)	11,321
Noncompete agreements	1,430	(1,072)	358	1,430	(1,003)	427
Acquired technology	800	(457)	343	800	(418)	382
Online courses	59	(56)	3	59	(51)	8

	$54,670	$(17,735)	$36,935	$54,670	$(16,534)	$38,136

Intangible assets not subject to amortization:
Goodwill			$79,868			$79,868
Tradenames and trademarks			77,200			77,200

			$157,068			$157,068

Accumulated goodwill impairment loss:			$173,007			$173,007

Aggregate amortization expense for the intangible assets presented in the above table was $1,201 and $1,205 for the three months ended March 31, 2010 and 2009, respectively. Estimated future aggregate amortization expense of intangible assets as of March 31, 2010 is as follows:

Amount
Nine months ending December 31, 2010	$3,411
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,173
Year ending December 31, 2014	3,161
Thereafter	19,961

$36,935

6. SEGMENT INFORMATION

The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets, stock-based compensation expense, impairment and restructuring charges and other unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table presents revenue and segment operating income by reportable segment and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2010	2009
Revenue:
Nurse and allied healthcare staffing	$75,191	$163,850
Locum tenens staffing	60,388	74,791
Physician permanent placement services	7,715	10,954

	$143,294	$249,595

Segment operating income:
Nurse and allied healthcare staffing	$8,734	$14,722
Locum tenens staffing	5,471	4,653
Physician permanent placement services	1,966	3,275

	16,171	22,650
Unallocated corporate overhead	5,728	6,072
Depreciation and amortization	3,298	3,467
Stock-based compensation	2,349	2,675
Impairment charges and restructuring charges	—	178,625
Interest expense, net	2,637	2,199

Income (loss) before income taxes	$2,159	$(170,388)

7. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2010 and December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”). The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its Excess Benefit Plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$21,797	$21,797	$—	$—
Trading securities investment	149	149	—	—

Total financial assets measured at fair value	$21,946	$21,946	$—	$—

	Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$21,797	$21,797	$—	$—
Trading securities investment	140	140	—	—

Total financial assets measured at fair value	$21,937	$21,937	$—	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. In addition, the Company evaluates indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that our indefinite-lived intangible assets might be impaired. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the three months ended March 31, 2010.

8. INCOME TAXES

The Company recorded an income tax expense of $1,379 for the three months ended March 31, 2010 as compared to income tax benefit of $48,554 for the same period in 2009, reflecting effective income tax rates of 63.9% and 28.5% for these periods, respectively.

The effective income tax rate of 63.9% for the three months ended March 31, 2010 was greater than the federal statutory rate of 35% due to a state tax rate, net of federal benefit, of 7.2%, a rate impact from provisions for uncertain tax positions of 18.6%, and an additional rate impact from other items of 3.1%. The effective tax rate of 28.5% for the three months ended March 31, 2009 was primarily attributable to the goodwill impairment charges recorded during the first quarter of 2009, a portion of which was permanently nondeductible for tax purposes, and an increase in our unrecognized tax benefits.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets.

9. RESTRUCTURING

During 2009, the Company made adjustments to its branding strategy and infrastructure. These actions included consolidating office locations and nursing brands and centralizing back office and corporate functions, resulting in reduced overall headcount and facility costs. The restructuring was driven by long-term strategic branding and operational decisions as well as responding to the economic conditions.

A reconciliation of amounts accrued as of March 31, 2010, which was approximate to their fair value due to the short term payment period, is as follows:

	Balance December 31, 2009	Accruals	Payments	Balance March 31, 2010
Employee termination benefits	$191	$—	$(107)	$84
Contract termination costs and other	3,066	—	(468)	2,598

Total	$3,257	$—	$(575)	$2,682

As of March 31, 2010, $1,188 of the accrued restructuring balance was included in other current liabilities and $1,494 was included in other long-term liabilities in the condensed consolidated balance sheet. The Company expects to substantially utilize the accruals by 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Overview

We are one of the nation’s leading providers of comprehensive healthcare staffing and management services. As a leading provider of travel nurse and allied staffing services, locum tenens (temporary physician staffing) and physician permanent placement services, we recruit and place healthcare professionals on assignments of variable lengths and in permanent positions with clients throughout the United States, who range from acute-care hospitals and physician practice groups to other healthcare settings, including rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. We also offer flexible, customized workforce management solutions to healthcare organizations through our managed services program and recruitment process outsourcing services.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended March 31, 2010, we recorded revenue of $143.3 million, as compared to revenue of $249.6 million for the same period last year. We recorded net income of $0.8 million for the three months ended March 31, 2010, as compared to a net loss of $(121.8) million for the same period last year.

Nurse and allied healthcare staffing segment revenues comprised 53% and 66% of total consolidated revenues in the first quarter of 2010 and 2009, respectively. Through our nurse and allied healthcare staffing segment, we provide hospitals and other healthcare facilities with staffing solutions to address anticipated or longer-term staffing requirements. With a core focus on the 13 week travel segment serving acute care facilities, we also offer a broader range of short and long-term assignment lengths, and service a wide range of client facility settings. We also provide managed staffing services and recruitment process outsourcing programs, which leverage our expertise and support systems to offer clients a means to replace or complement their existing internal recruitment function for permanent staffing needs.

Locum tenens staffing segment revenues comprised 42% and 30% of total consolidated revenues in the first quarter of 2010 and 2009, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while these clients seek permanent candidates or explore expansion opportunities. Our clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% and 4% of total consolidated revenues in the first quarter of 2010 and 2009, respectively. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. Using a distinctive consultative approach, we are paid for our services through a blend of retained search fees and variable fees tied to our performance. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives

Beginning in late 2008 and throughout 2009, we began a disciplined process to evaluate the effectiveness of our brand strategy. Based on extensive research, decisions were made to evolve our brand to advance the company’s long-term business strategy. In January 2010, we launched a new corporate brand identity. Our new logo, which is displayed next to many of our brand names, is a visual representation of how the organization’s many parts collaborate, connect, and complement each other in a way that is unique to AMN Healthcare.

Recent Trends

Within our temporary staffing businesses, we continue to experience lower demand and revenue coincident with the deterioration of the general economy and rise in general unemployment. Demand for our services has stabilized, but remains at levels below what we have experienced prior to the recession. This demand environment has been felt consistently across the industry based on the most recent reports from our public competitors. For our clients, the economic conditions have severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors have, in turn, reduced demand for our services as hospitals have placed an increased reliance on permanent labor to meet staffing needs.

More recent demand has favored nurses who can offer a more specialized skill set with a shorter assignment length. In 2010, order levels in our nurse and allied healthcare staffing segment have begun to show signs of stabilization, though remain much lower than historical levels. Thus far, renewed order levels have not translated into sustained volume stability.

Within the allied staffing business, continued strength in demand for several supply-constrained therapy disciplines was tempered by a continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians.

Locum tenens demand continues to be impacted by changes in radiology reimbursement, and demand for anesthesiologists and certified nurse anesthetists is also being impacted by lower demand for anesthesia services due to the overall reduction in elective surgeries.

In these tight demand environments, we are seeing our hospital clients reduce the vendors with whom they choose to work migrating to preferred vendor relationships. During the past year, we have substantially increased the number of preferred relationships in our nursing business.

Our physician permanent placement business also experienced lower demand for services during 2009 as clients responded to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts. Over the past several months, we have seen the demand for our services increase, but overall demand is still at levels below those experienced prior to the recession.

During March 2010, comprehensive health care reform legislation under the Affordable Care Act (the “Act”) was signed into law. In addition to broadly expanding healthcare coverage, which will be phased in over several years, the Act will significantly impact the governmental healthcare programs our clients participate in, and reimbursements received thereunder from governmental or third-party payors.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates, except for a supplement to our revenue recognition policy as described in Note (2) of our Notes to the accompanying condensed consolidated financial statements, remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, selected condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	72.1	74.4

Gross profit	27.9	25.6
Selling, general and administrative	22.3	20.1
Depreciation and amortization expense	2.3	1.4
Impairment and restructuring charges	—	71.6

Income (loss) from operations	3.3	(67.5)
Interest expense, net	1.8	0.9

Income (loss) before income taxes	1.5	(68.4)
Income tax expense (benefit)	1.0	(19.5)

Net income (loss)	0.5%	(48.9)%

Comparison of Results for the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Revenue. Revenue decreased 43% to $143.3 million for the three months ended March 31, 2010 from $249.6 million for the same period in 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue decreased 54% to $75.2 million for the three months ended March 31, 2010 from $163.9 million for the same period in 2009. The $88.7 million decrease was primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment revenue decreased 19% to $60.4 million for the three months ended March 31, 2010 from $74.8 million for the same period in 2009. Of the $14.4 million decrease, $13.4 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended March 31, 2010 and $1.0 million was attributable to the net effect of an increasing percentage of our days filled being attributable to the lower bill rate specialties, partially offset by an increase in the average daily rate billed to clients.

Physician permanent placement services segment revenue decreased 29% to $7.7 million for the three months ended March 31, 2010 from $10.9 million for the same period in 2009. The decrease was primarily attributable to a decrease in the number of placements during the three months ended March 31, 2010.

Cost of Revenue. Cost of revenue of $103.3 million represented 72.1% of revenue for the three months ended March 31, 2010, as compared to $185.6 million or 74.4% of revenue for the same period in 2009. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 56% to $55.4 million for the three months ended March 31, 2010 from $126.2 million for the same period in 2009. Of the $70.8 million decrease, $68.6 million was attributable to the decrease in the average number of temporary healthcare professionals on assignment and $2.2 million was attributable to a decrease in direct costs per healthcare professional.

Locum tenens staffing segment cost of revenue decreased 19% to $44.6 million for the three months ended March 31, 2010 from $55.2 million for the same period in 2009. Of the $10.6 million decrease, $9.8 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended March 31, 2010, and $0.8 million was attributable to the net of effect of an increasing percentage of our days filled being attributable to the lower pay rate specialties, partially offset by an increase in the average daily rate paid to the healthcare professionals.

Physician permanent placement services segment cost of revenue decreased 21% to $3.3 million for the three months ended March 31, 2010 from $4.2 million for the same period in 2009 due to lower recruiter headcount and reduced direct marketing cost.

Gross Profit. Gross profit decreased 38% to $40.0 million for the three months ended March 31, 2010 from $64.0 million for the same period in 2009, representing gross margins of 27.9% and 25.6%, respectively. The increase in gross margin was due to an improvement in gross margin within the nurse and allied healthcare staffing segment as well as our higher margin physician permanent placement services segment representing a larger proportion of our business mix. Gross margin by reportable segment for the three months ended March 31, 2010 and 2009 was 26.3% and 23.0% for nurse and allied healthcare staffing, 26.2% and 26.2% for locum tenens staffing and 57.9% and 61.6% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 36% to $32.0 million for the three months ended March 31, 2010 from $50.1 million for the same period in 2009. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009. Included in selling, general and administrative expenses is unallocated corporate overhead, which, excluding stock-based compensation expense, were $5.7 million and $6.1 million for the three months ended March 31, 2010 and 2009, respectively. Excluding unallocated corporate overhead and stock-based compensation expense, selling, general and administrative expenses by reportable segment were $11.1 million and $22.9 million for nurse and allied healthcare staffing, $10.3 million and $14.9 million for locum tenens staffing and $2.5 million and $3.5 million for physician permanent placement services, for the three months ended March 31, 2010 and 2009, respectively.

Impairment and Restructuring Charges. No impairment and restructuring charges were incurred during the three months ended March 31, 2010, as compared to a $178.6 million of impairment and restructuring charges recorded for the same period in 2009. Of the $178.6 million of impairment and restructuring charges recorded during the three months ended March 31, 2009, $175.7 million was impairment charges related to goodwill and indefinite-lived intangibles and $2.9 million was restructuring charges.

Depreciation and Amortization Expense. Amortization expense was $1.2 million for each of the three months ended March 31, 2010 and 2009. Depreciation expense decreased 9% to $2.1 million for the three months ended March 31, 2010 from $2.3 million for the same period in 2009, with the decrease primarily attributable to certain fixed assets having been fully depreciated during the three months ended March 31, 2010.

Interest Expense, Net. Interest expense, net, was $2.6 million for the three months ended March 31, 2010 as compared to $2.2 million for the same period in 2009. The increase was primarily attributable to a higher interest rate on the new credit agreement we entered into in December 2009.

Income Tax Expense (benefit). The Company recorded an income tax expense of $1.4 million for the three months ended March 31, 2010 as compared to income tax benefit of $(48.6) million for the same period in 2009, reflecting effective income tax rates of 63.9% and 28.5% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in Note (8) of our Notes to the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

In summary, our cash flows were:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$11,715	$37,557
Net cash used in investing activities	(668)	(1,230)
Net cash used in financing activities	(1,536)	(30,954)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At March 31, 2010, $104.6 million, net of discount, was outstanding under our credit facility with $40.0 million of available credit under the secured revolver portion of this facility.

We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We intend to finance potential future acquisitions either with cash provided from operations, borrowings under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the three months ended March 31, 2010 was $11.7 million, compared to $37.6 million for the same period in 2009. The decrease in net cash provided by operations was primarily attributable to the decrease in accounts receivable collection as a result of decreased revenue, which was partially offset by an increase in accrued compensation and benefits during the three months ended March 31, 2010. The number of days sales outstanding (“DSO”) was 56 days at March 31, 2010. DSO was 57 days and 54 days at December 31, 2009 and March 31, 2009, respectively.

Investing Activities:

Capital expenditures were $0.7 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. We continue to have a relatively low capital investment requirement and we expect our future capital expenditure requirements to be consistent with those incurred during the three months ended March 31, 2010.

Financing Activities:

Net cash used in financing activities during the three months ended March 31, 2010 was $1.5 million primarily due to paying down our outstanding term loan balance during the quarter. During the three months ended March 31, 2009, cash used in financing activities was $31.0 million primarily due to paying down our outstanding revolving credit facility. At March 31, 2010 and December 31, 2009, there were no amounts outstanding under our revolving credit facility.

During the three months ended March 31, 2010, we made a $1.4 million quarterly principal amortization payment. Our secured term loan facility is maturing in December 2013, and bears interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 4.00% and 3.00%, respectively. The LIBOR interest rate option for the term loan is subject to a minimum floor of 2.25%. As of March 31, 2010, the total term loan outstanding (including both the current and long-term portions), net of discount, was $104.6 million.

Our credit agreement contains various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of March 31, 2010.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our hospital and healthcare facility and other clients and due to the seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs. However, due to the overall reduction in demand levels, seasonality is not expected to impact revenue and earnings to the degree it has in prior years. This historical seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

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

•

the overall level of demand for services offered by temporary and permanent healthcare provider, which may be impacted by the general level of patient occupancy and utilization of services at our hospital and healthcare facility clients’ facilities, which may be affected by adoption of alternative modes of healthcare delivery and healthcare reform legislation;

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

•

the effect of existing or future government legislation and regulation, including the Affordable Care Act and other legislation impacting the current delivery and third party payor system for healthcare;

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During the first quarter of 2010, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into a new credit agreement in December 2009. Borrowings under the secured term loan facility portion of the new credit agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 4.00% and 3.00%, respectively. The LIBOR interest rate option for the term loan is subject to a minimum floor of 2.25%. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million for the three months ended March 31, 2010. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document
10.1	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (three-year ratable vesting)*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Bary G. Bailey pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Bary G. Bailey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010

/s/ BARY G. BAILEY
Name:	Bary G. Bailey
Title:	Chief Accounting Officer,
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)