Form 10-Q
period 2010-06-30
AMN HEALTHCARE SERVICES INC
filed 2010-07-30
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 28, 2010, there were 32,787,914 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41,368	$27,053
Accounts receivable, net of allowance of $3,464 and $5,309 at June 30, 2010 and December 31, 2009, respectively	89,746	89,150
Accounts receivable, subcontractor	7,309	348
Prepaid expenses	6,595	6,550
Income taxes receivable	2,666	3,900
Deferred income taxes, net	8,534	8,534
Other current assets	1,209	1,902

Total current assets	157,427	137,437
Restricted cash and cash equivalents	20,961	22,025
Fixed assets, net	17,103	19,970
Deposits and other assets	13,898	14,368
Goodwill	79,868	79,868
Intangible assets, net	112,947	115,336

Total assets	$402,204	$389,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,294	$18,057
Accrued compensation and benefits	27,405	24,054
Current portion of notes payable	8,250	5,500
Deferred revenue	6,018	5,084
Other current liabilities	9,055	10,404

Total current liabilities	79,022	63,099
Notes payable, less current portion and discount	95,317	100,121
Deferred income taxes, net	406	789
Other long-term liabilities	52,488	54,151

Total liabilities	227,233	218,160

Subsequent events (Notes 1 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none outstanding at June 30, 2010 and December 31, 2009, respectively	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 45,958 and 45,801 shares issued at June 30, 2010 and December 31, 2009, respectively	459	458
Additional paid-in capital	420,895	417,693
Treasury stock, at cost (13,170 shares at June 30, 2010 and December 31, 2009)	(230,138)	(230,138)
Accumulated deficit	(15,795)	(16,712)
Accumulated other comprehensive loss	(450)	(457)

Total stockholders’ equity	174,971	170,844

Total liabilities and stockholders’ equity	$402,204	$389,004

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$149,282	$199,140	$292,576	$448,735
Cost of revenue	108,111	145,463	211,361	331,075

Gross profit	41,171	53,677	81,215	117,660

Operating expenses:
Selling, general and administrative	34,594	37,840	66,544	87,920
Depreciation and amortization	3,163	3,442	6,461	6,909
Impairment and restructuring charges	0	2,152	0	180,777

Total operating expenses	37,757	43,434	73,005	275,606

Income (loss) from operations	3,414	10,243	8,210	(157,946)
Interest expense, net	2,583	2,320	5,220	4,519

Income (loss) before income taxes	831	7,923	2,990	(162,465)
Income tax expense (benefit)	694	3,549	2,073	(45,005)

Net income (loss)	$137	$4,374	$917	$(117,460)

Net income (loss) per common share:
Basic	$0.00	$0.13	$0.03	$(3.60)

Diluted	$0.00	$0.13	$0.03	$(3.60)

Weighted average common shares outstanding:
Basic	32,760	32,621	32,696	32,599

Diluted	33,566	32,918	33,519	32,599

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2010

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	45,801	$458	$417,693	13,170	$(230,138)	$(16,712)	$(457)	$170,844
Stock-based compensation	0	0	4,389	0	0	0	0	4,389
Stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested and issued, net of tax withholdings	157	1	(802)	0	0	0	0	(801)
Income tax shortfall from SARs exercised and RSUs vested and issued	0	0	(385)	0	0	0	0	(385)
Comprehensive income:
Foreign currency translation adjustment	0	0	0	0	0	0	7	7
Net income	0	0	0	0	0	917	0	917

Total comprehensive income								924

Balance, June 30, 2010	45,958	$459	$420,895	13,170	$(230,138)	$(15,795)	$(450)	$174,971

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$917	$(117,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,461	6,909
Non-cash interest expense	1,552	1,072
Increase (decrease) in allowance for doubtful accounts and sales credits	(547)	1,951
Provision for deferred income taxes	(768)	(51,603)
Stock-based compensation	4,389	4,830
Excess tax benefit from SARs exercised and RSUs vested and issued	(124)	0
Impairment charges	0	175,707
Loss on disposal or sale of fixed assets	65	60
Changes in assets and liabilities:
Accounts receivable	(49)	62,486
Accounts receivable, subcontractor	(6,961)	3,583
Income taxes receivable	1,234	2,015
Prepaid expenses and other current assets	648	2,646
Deposits and other assets	(245)	2,058
Accounts payable and accrued expenses	10,237	(3,583)
Accrued compensation and benefits	3,351	(12,930)
Other liabilities	(1,899)	(3,796)

Net cash provided by operating activities	(18,261)	73,945

Cash flows from investing activities:
Purchase and development of fixed assets	(1,270)	(2,434)
Change in restricted cash and cash equivalents balance	1,064	0

Net cash used in investing activities	(206)	(2,434)

Cash flows from financing activities:
Capital lease payments	(320)	(383)
Payments on notes payable	(2,750)	(24,834)
Payments on revolving credit facility	0	(31,500)
Payment of financing costs	0	(1,785)
Proceeds from exercise of equity awards	0	12
Net settlement of employee equity awards	(801)	(163)
Excess tax benefit from SARs exercised and RSUs vested and issued	124	0
Change in bank overdraft	0	(721)

Net cash used in financing activities	(3,747)	(59,374)

Effect of exchange rate changes on cash	7	35

Net increase in cash and cash equivalents	14,315	12,172
Cash and cash equivalents at beginning of period	27,053	11,316

Cash and cash equivalents at end of period	$41,368	$23,488

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $6 and $24 capitalized during the six months ended June 30, 2010 and 2009, respectively)	$3,628	$3,322

Cash paid for income taxes	$926	$1,692

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$0	$2,145

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2009 have been reclassified to conform to the three and six months ended June 30, 2010 presentation.

The Company has evaluated subsequent events through the time of filing this Form 10-Q with the SEC. See Note (11), “Subsequent Events” for additional information.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board updated its disclosure requirements related to fair value measurements. The update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The disclosure about purchases, sales, issuances, and settlements relating to Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. Early adoption is permitted. All other requirements of the update are effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance beginning January 1, 2010, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

2. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide vendor management services. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of any related subcontractor liability. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the customer. Payables to the subcontractors of $7,129 were included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of June 30, 2010.

3. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records accounts receivable at the invoiced amount and accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks and a sales allowance to reserve for potential credits issued to customers. The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of an entity’s financial condition. Credit losses have been within management’s expectations. As of June 30, 2010, accounts receivable from the Company’s top five clients represents approximately 14% of the net accounts receivable balance.

4. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

During the six months ended June 30, 2010, the Company granted 619 shares of stock appreciation rights (“SARs”) and 821 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date fair value was $2.90 per SAR and $8.78 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based employee compensation before tax	$2,040	$2,155	$4,389	$4,830
Related income tax benefit	(791)	(840)	(1,702)	(1,884)

Stock-based employee compensation, net of tax	$1,249	$1,315	$2,687	$2,946

There was $124 and zero of cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the six month periods ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there was $2,698 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 2.0 years. As of June 30, 2010, there was $9,895 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.0 years.

5. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments.

Stock-based awards to purchase 2,367 and 2,276 shares of common stock for the three and six month periods ended June 30, 2010, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. Stock-based awards to purchase 3,818 and 4,838 shares of common stock for the three and six month periods ended June 30, 2009, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$137	$4,374	$917	$(117,460)

Net income (loss) per common share—basic	$0.00	$0.13	$0.03	$(3.60)

Net income (loss) per common share—diluted	$0.00	$0.13	$0.03	$(3.60)

Weighted average common shares outstanding—basic	32,760	32,621	32,696	32,599
Plus dilutive equity awards	806	297	823	0

Weighted average common shares outstanding—diluted	33,566	32,918	33,519	32,599

6. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2010 and December 31, 2009, the Company had the following intangible assets:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$2,430	$(2,209)	$221	$2,430	$(1,922)	$508
Customer relationships	36,400	(12,354)	24,046	36,400	(10,910)	25,490
Tradenames and trademarks	13,551	(2,664)	10,887	13,551	(2,230)	11,321
Noncompete agreements	1,430	(1,141)	289	1,430	(1,003)	427
Acquired technology	800	(496)	304	800	(418)	382
Online courses	59	(59)	0	59	(51)	8

	$54,670	$(18,923)	$35,747	$54,670	$(16,534)	$38,136

Intangible assets not subject to amortization:
Goodwill			$79,868			$79,868
Tradenames and trademarks			77,200			77,200

			$157,068			$157,068

Accumulated goodwill impairment loss			$173,007			$173,007

Aggregate amortization expense for the intangible assets presented in the above table was $1,188 and $1,202 for the three months ended June 30, 2010 and 2009, respectively, and $2,389 and $2,407 for the six months ended June 30, 2010 and 2009, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of June 30, 2010 is as follows:

Amount
Six months ending December 31, 2010	$2,224
Year ending December 31, 2011	3,788
Year ending December 31, 2012	3,441
Year ending December 31, 2013	3,173
Year ending December 31, 2014	3,161
Thereafter	19,960

$35,747

7. SEGMENT INFORMATION

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Nurse and allied healthcare staffing	$75,605	$111,137	$150,796	$274,987
Locum tenens staffing	65,349	79,096	125,737	153,887
Physician permanent placement services	8,328	8,907	16,043	19,861

	$149,282	$199,140	$292,576	$448,735

Segment Operating Income
Nurse and allied healthcare staffing	$7,250	$11,076	$15,984	$25,798
Locum tenens staffing	6,399	10,154	11,870	14,807
Physician permanent placement services	1,978	2,387	3,944	5,662

	15,627	23,617	31,798	46,267
Unallocated corporate overhead(1)	7,010	5,625	12,738	11,697
Depreciation and amortization	3,163	3,442	6,461	6,909
Stock-based compensation	2,040	2,155	4,389	4,830
Impairment and restructuring charges	0	2,152	0	180,777
Interest expense, net	2,583	2,320	5,220	4,519

Income (loss) before income tax	$831	$7,923	$2,990	$(162,465)

(1)	Unallocated corporate overhead for three months ended June 30, 2010 and six months ended June 30, 2010 included $1,094 acquisition related costs for both periods.

8. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2010 and December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s Executive Nonqualified Excess Plan (“Excess Benefit Plan”). The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its Excess Benefit Plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$20,787	$20,787	$0	$0
Trading securities investment	149	149	0	0

Total financial assets measured at fair value	$20,936	$20,936	$0	$0

	Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$21,797	$21,797	$0	$0
Trading securities investment	140	140	0	0

Total financial assets measured at fair value	$21,937	$21,937	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. In addition, the Company evaluates indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that our indefinite-lived intangible assets might be impaired. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the six months ended June 30, 2010.

9. INCOME TAXES

The Company recorded an income tax expense of $2,073 for the six months ended June 30, 2010 as compared to income tax benefit of $45,005 for the same period in 2009, reflecting effective income tax rates of 69.3% and 27.7% for these periods, respectively. The Company currently estimates its annual effective income tax rate to be approximately 65.1% for 2010, as compared to the 26.2% effective income tax rate in 2009. The 69.3% effective tax rate recorded in the first six months of 2010 was higher than the estimated annual effective tax rate for 2010 due to the increase in the annual effective rate from the first quarter to the second quarter inclusive of the first quarter discrete item and the cumulative impact of that increase in the second quarter and the additional discrete item for the second quarter.

The estimated annual effective tax rate for 2010 of 65.1% is greater than the United States federal statutory rate of 35% primarily due to a state tax rate, net of federal benefit, of 8.5%, a rate impact from provisions for uncertain tax positions of 17.5%, and an additional rate impact from other items of 4.1%.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets.

10. RESTRUCTURING

During 2009, the Company made adjustments to its branding strategy and infrastructure. These actions include consolidating office locations and nursing brands, and centralizing back office and corporate functions, resulting in reduced overall headcount and facility costs. The restructuring was driven by long-term strategic branding and operational decisions as well as responding to the economic conditions.

A reconciliation of amounts accrued as of June 30, 2010, which was approximate to their fair value due to the short-term payment period, is as follows:

	Balance December 31, 2009	Accruals	Payments	Balance June 30, 2010
Employee termination benefits	$191	$0	$(183)	$8
Contract termination costs and other	3,066	0	(847)	2,219

Total	$3,257	$0	$(1,030)	$2,227

As of June 30, 2010, $907 of the accrued restructuring balance was included in other current liabilities and $1,320 was included in other long-term liabilities in the condensed consolidated balance sheet. The Company expects to substantially utilize the accruals by 2011.

11. SUBSEQUENT EVENTS

On July 28, 2010, the Company entered into a definitive agreement to acquire all of the stock of NF Investors, Inc. (“Medfinders”). Medfinders provides clinical workforce managed services, travel nurse and allied staffing, locum tenens, physician permanent placement services, home health services, and per diem nurse and allied staffing.

Under the terms of the agreement to acquire all or substantially all of the outstanding equity of Medfinders, AMN expects to issue (i) 6,300 shares of its common stock and (ii) approximately 5,750 shares of its Series A Conditional Convertible Preferred Stock (the “Series A Preferred Stock”) with a liquidation preference of $10 per share and, potentially, a dividend rate of 11% per annum. Initially, the preferred stock will be non-voting and will not be convertible into shares of AMN common stock. Following the closing of the transaction, AMN stockholders will be asked to approve the convertibility and voting rights of the preferred stock at a stockholders’ meeting. If AMN’s stockholders approve the conversion and the voting features of the preferred stock within 180 days following the closing of the transaction, the preferred stock shall cease to accrue dividends and any accrued dividends will be forgiven. In addition, AMN expects to retire the outstanding debt of Medfinders and pay, in cash, transaction related expenses. AMN will finance such amounts by amending and expanding its current credit facilities and through the use of existing cash. Valuing of all of the issued equity securities using AMN’s closing share price on the day immediately preceding the execution of the definitive agreement and assuming conversion of the Series A Preferred Stock, the transaction has an estimated value of approximately $220,000. Upon completion of the transaction and assuming the conversion of the Series A Preferred Stock, current shareholders of Medfinders will own approximately 26% of the combined company (on an as-converted, fully-diluted basis). The transaction is expected to close in the third quarter of 2010, and is subject to, among other items, customary closing conditions, regulatory approvals and receipt of debt refinancing.

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

Overview

We are the nation’s largest provider of comprehensive healthcare staffing and management services. As a leading provider of travel nurse and allied staffing services and locum tenens (temporary physician staffing) services, we recruit and place healthcare professionals on assignments of variable lengths with clients throughout the United States, who range from acute-care hospitals and physician practice groups to other healthcare settings, including rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Through our managed services program, we offer healthcare organizations flexible, customized workforce management solutions. We also provide healthcare clients with physician permanent placement services and a variety of recruitment process outsourcing services.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended June 30, 2010, we recorded revenue of $149.3 million, as compared to revenue of $199.1 million for the same period last year. We recorded net income of $0.1 million for the three months ended June 30, 2010, as compared to net income of $4.4 million for the same period last year. For the six months ended June 30, 2010, we recorded revenue of $292.6 million, as compared to revenue of $448.7 million for the same period last year. We recorded net income of $0.9 million for the six months ended June 30, 2010, as compared to a net loss of $(117.5) million for the same period last year.

Nurse and allied healthcare staffing segment revenues comprised 52% and 61% of total consolidated revenues for the six months ended June 30, 2010 and 2009, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with workforce clinical management and staffing solutions to address their needs. We offer our clients a range of offerings including a comprehensive managed services workforce solution in which we manage all of the temporary nursing needs for a client; a recruitment process outsourcing program that leverages our expertise and support systems to offer clients a means to replace or complement their existing internal recruitment function for permanent staffing needs; and more traditional staffing service solutions of short and long-term assignment lengths with a core focus on the 13 week travel segment.

Locum tenens staffing segment revenues comprised 43% and 34% of total consolidated revenues for the six months ended June 30, 2010 and 2009, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while these clients seek permanent candidates or explore expansion opportunities. Our clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% of total consolidated revenues for each of the six months ended June 30, 2010 and 2009. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. Using a distinctive consultative approach, we are paid for our services through a blend of retained search fees and variable fees tied to our performance. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives

Our growth strategy focuses on providing a differentiated experience to our clients and healthcare professionals. To accomplish this, we have extended beyond traditional travel nurse and allied temporary staffing, locum tenens physician staffing, and retained physician permanent placement services, to provide a comprehensive suite of workforce management offerings that includes innovative solutions such as managed services and recruitment process outsourcing. These value-added services transform our traditional sales relationships with clients into strategic relationships that improve healthcare facilities’ time to hire, productivity, and candidate quality, while reducing their overall costs. We continue to seek and evaluate strategic opportunities, through both acquisitions and internal product development, to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk. In furtherance of this strategy, on July 28, 2010, we entered into a definitive agreement to acquire all of the stock of NF Investors, Inc., parent company of Nursefinders, Inc. (dba Medfinders), one of the nation’s leading providers of clinical workforce managed services programs. Through its multi-brand strategy, Medfinders also provides, travel nurse and allied staffing, locum tenens, physician search services, and home healthcare services, as well as local per diem nurse and allied staffing in support of its managed services programs. We anticipate that the expansion of our service lines resulting from this combination will substantially improve our ability to deliver an innovative, total workforce management and staffing solution to our broad and growing client base. This is a strategic opportunity for us to achieve additional sales and operating efficiencies while immediately enhancing and expanding our service offerings. The acquisition is subject to, among other items, customary closing conditions, regulatory approvals and receipt of debt financing. See additional information in Note (11) of our Notes to the accompanying condensed consolidated financial statements.

Recent Trends

Within our temporary staffing businesses, we continue to experience lower demand and revenue than in years prior to 2009, coincident with the deterioration of the general economy and rise in general unemployment. Demand for our services has stabilized and shown incremental improvement in the past quarter, but remains at levels below what we have experienced prior to the recession. This demand environment has been felt consistently across the industry based on the most recent reports from our public competitors. For our clients, the economic conditions severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors, in turn, reduced demand for our services as hospitals placed an increased reliance on permanent labor to meet staffing needs.

As our industry matures and with the tight demand environment, a greater proportion of our travel nurse business is provided through our managed services workforce solution in which we manage all of the temporary nursing needs for a client, and through our exclusive and preferred vendor accounts. During the past year, we have substantially increased the number of preferred relationships in our nursing business. Due to the growth of our managed services business and establishment of these preferred relationships, a growing portion of our travel nurse business is based in California, which has also historically been our largest state. In addition to the geographic distribution trend of our demand, more recent demand has favored nurses who can offer a more specialized skill set with a shorter assignment length. Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians, our mix of allied staffing business has increasingly shifted to therapy staffing. In these tight demand environments, we continue to see our hospital clients reduce the vendors with whom they choose to work, migrating to preferred vendor relationships, including managed services providers.

In our locum tenens business, we have begun to see improved order levels across most specialties, particularly primary care. While we have also recently seen demand improving for both radiology and anesthesia, these specialties remain below historical levels due to demand and reimbursement.

Our physician permanent placement business also experienced lower demand for services during 2009 as clients responded to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts. While overall demand in 2010 still remains well below the level experienced prior to the recession, recently, demand for our services has increased, in particular in multiple search assignments for larger hospital systems.

During March 2010, comprehensive health care reform legislation under the Affordable Care Act (the “Act”) was signed into law. In addition to broadly expanding healthcare coverage, which will be phased in over several years, the Act is expected to significantly impact the governmental healthcare programs our clients participate in, and reimbursements received thereunder from governmental or third-party payors. At this point, we are still in the process of determining the impact this legislation will have on our employer-sponsored medical plans.

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

Results of Operations

The following table sets forth, for the periods indicated selected condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.4	73.0	72.2	73.8

Gross profit	27.6	27.0	27.8	26.2
Selling, general and administrative	23.2	19.0	22.8	19.6
Depreciation and amortization	2.1	1.7	2.2	1.5
Impairment and restructuring charges	0	1.1	0	40.3

Income (loss) from operations	2.3	5.2	2.8	(35.2)
Interest expense, net	1.7	1.2	1.8	1.0

Income (loss) before income taxes	0.6	4.0	1.0	(36.2)
Income tax expense (benefit)	0.5	1.8	0.7	(10.0)

Net income (loss)	0.1%	2.2%	0.3%	(26.2)%

Comparison of Results for the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Revenue. Revenue decreased 25% to $149.3 million for the three months ended June 30, 2010 from $199.1 million for the same period in 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue decreased 32% to $75.6 million for the three months ended June 30, 2010 from $111.1 million for the same period in 2009. The $35.5 million decrease was primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment revenue decreased 17% to $65.4 million for the three months ended June 30, 2010 from $79.1 million for the same period in 2009. Of the $13.7 million decrease, $11.9 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended June 30, 2010 and $1.8 million was attributable to the net effect of an increasing percentage of our days filled being attributable to lower bill rate specialties, partially offset by an increase in the average daily rate billed to clients.

Physician permanent placement services segment revenue decreased 7% to $8.3 million for the three months ended June 30, 2010 from $8.9 million for the same period in 2009. The decrease was primarily attributable to the deferral of revenue in the three months ended June 30, 2010 as compared to the recognition of deferred revenue during the three months ended June 30, 2009.

Cost of Revenue. Cost of revenue decreased 26% to $108.1 million for the three months ended June 30, 2010 from $145.5 million for the same period in 2009. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 32% to $56.3 million for the three months ended June 30, 2010 from $83.4 million for the same period in 2009. The decrease was primarily attributable to the decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue decreased 17% to $48.2 million for the three months ended June 30, 2010 from $58.4 million for the same period in 2009. Of the $10.2 million decrease, $8.8 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended June 30, 2010, and $1.4 million was attributable to the net effect of an increasing percentage of our days filled being attributable to lower pay rate specialties, partially offset by an increase in the average daily rate paid to healthcare professionals.

Physician permanent placement services segment cost of revenue decreased 3% to $3.6 million for the three months ended June 30, 2010 from $3.7 million for the same period in 2009 primarily due to lower recruiter headcount and reduced direct marketing cost.

Gross Profit. Gross profit decreased 23% to $41.2 million for the three months ended June 30, 2010 from $53.7 million for the same period in 2009, representing gross margins of 27.6% and 27.0%, respectively. The decrease in gross profit was primarily due to the decrease in the average number of temporary healthcare professionals on assignment. The increase in gross margin was due to an improvement in gross margin within the nurse and allied healthcare staffing segment resulting from lower healthcare professional compensation costs as well as our higher margin physician permanent placement services segment representing a larger proportion of our business mix. Gross margin by reportable segment for the three months ended June 30, 2010 and 2009 was 25.5% and 25.0% for nurse and allied healthcare staffing, 26.2% and 26.1% for locum tenens staffing, and 56.9% and 58.8% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 8% to $34.6 million for the three months ended June 30, 2010 from $37.8 million for the same period in 2009. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009 and reduced bad debt expense resulting from favorable collection trends on previously reserved outstanding receivables. The decrease was partially offset by additional business development costs incurred during the three months ended June 30, 2010 and the prior year quarter including a $2.6 million actuarial based professional liability reserve reduction. Included in selling, general and administrative expenses is unallocated corporate overhead, which, excluding stock-based compensation expense, were $7.0 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively. Excluding unallocated corporate overhead and stock-based compensation expense, selling, general and administrative expenses by reportable segment were $12.0 million and $16.7 million for nurse and allied healthcare staffing, $10.7 million and $10.5 million for locum tenens staffing, and $2.8 million and $2.9 million for physician permanent placement services for the three months ended June 30, 2010 and 2009, respectively.

Depreciation and Amortization Expenses. Amortization expense was $1.2 million for both the three months ended June 30, 2010 and 2009. Depreciation expense decreased to $2.0 million for the three months ended June 30, 2010 from $2.2 million for the same period in 2009, with the decrease primarily attributable to certain fixed assets being fully depreciated during the three months ended June 30, 2010.

Impairment and Restructuring Charges. No impairment and restructuring charges were incurred during the three months ended June 30, 2010, as compared to a $2.2 million of restructuring charges recorded for the same period in 2009 as a result of the Company’s adjustments to its branding strategy and infrastucture.

Interest Expense, Net. Interest expense, net, was $2.6 million for the three months ended June 30, 2010 as compared to $2.3 million for the same period in 2009. The increase was primarily attributable to a higher interest rate on the new credit agreement we entered into in December 2009.

Income Tax Expense. Income tax expense was $0.7 million for the three months ended June 30, 2010, as compared to $3.5 million for the same period in 2009, reflecting effective income tax rates of 83.5% and 44.8% for these periods, respectively. The increase in the effective income tax rate as compared to the same period in 2009 was primarily attributable to a change in the relationship between the pre-tax income and the provisions for uncertain tax positions for the second quarter of 2010 in comparison to the corresponding amounts for the same items for the second quarter of 2009. The estimated annual effective tax rate for 2010 of 65.1% is greater than the United States federal statutory rate of 35% primarily due to a state tax rate, net of federal benefit, of 8.5%, a rate impact from provisions for uncertain tax positions of 17.5%, and an additional rate impact from other items of 4.1%.

Comparison of Results for the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenue. Revenue decreased 35% to $292.6 million for the six months ended June 30, 2010 from $448.7 million for the same period in 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue decreased 45% to $150.8 million for the six months ended June 30, 2010 from $275.0 million for the same period in 2009. The $124.2 million decrease was primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment revenue decreased 18% to $125.7 million for the six months ended June 30, 2010 from $153.9 million for the same period in 2009. Of the $28.2 million decrease, $25.3 million was attributable to a decrease in the number of days filled by healthcare professionals during the six months ended June 30, 2010 and $2.9 million was attributable to the net effect of an increasing percentage of our days filled being attributable to the lower bill rate specialties, partially offset by an increase in the average daily rate billed to clients.

Physician permanent placement services segment revenue decreased 20% to $16.0 million for the six months ended June 30, 2010 from $19.9 million for the same period in 2009. The decrease was primarily attributable to the deferral of revenue in the six months ended June 30, 2010 as compared to the recognition of deferred revenue during the six months ended June 30, 2009 and a decrease in the number of active searches and placements during the six months ended June 30, 2010.

Cost of Revenue. Cost of revenue decreased 36% to $211.4 million for the six months ended June 30, 2010 from $331.1 million for the same period in 2009. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 47% to $111.7 million for the six months ended June 30, 2010 from $209.6 million for the same period in 2009. The decrease was primarily attributable to the decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue decreased 18% to $92.8 million for the six months ended June 30, 2010 from $113.6 million for the same period in 2009. Of the $20.8 million decrease, $18.6 million was attributable to a decrease in the number of days filled by healthcare professionals during the six months ended June 30, 2010, and $2.2 million was attributable to the net of effect of an increasing percentage of our days filled being attributable to the lower pay rate specialties, partially offset by an increase in the average daily rate paid to the healthcare professionals

Physician permanent placement services segment cost of revenue decreased 14% to $6.8 million for the six months ended June 30, 2010 from $7.9 million for the same period in 2009 primarily due to lower recruiter headcount and reduced direct marketing cost.

Gross Profit. Gross profit decreased 31% to $81.2 million for the six months ended June 30, 2010 from $117.7 million for the same period in 2009, representing gross margins of 27.8% and 26.2%, respectively. The decrease in gross profit was primarily due to the decrease in the average number of temporary healthcare professionals on assignment. The increase in gross margin was due to an improvement in gross margin within the nurse and allied healthcare staffing segment resulting from lower healthcare professional compensation costs as well as our higher margin physician permanent placement services segment representing a larger proportion of our business mix. Gross margin by reportable segment for the six months ended June 30, 2010 and 2009 was 25.9% and 23.8% for nurse and allied healthcare staffing, 26.2% and 26.2% for locum tenens staffing, and 57.4% and 60.3% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 24% to $66.5 million for the six months ended June 30, 2010 from $87.9 million for the same period in 2009. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009 and reduced bad debt expense resulting from favorable collection trends on previously reserved outstanding receivables. The decrease was partially offset by the additional business development costs incurred during the six months ended June 30, 2010. Included in selling, general and administrative expenses is unallocated corporate overhead, which, excluding stock-based compensation expense, were $12.7 million and $11.7 million for the six months ended June 30, 2010 and 2009, respectively. Excluding unallocated corporate overhead and stock-based compensation expense, selling, general and administrative expenses by reportable segment were $23.1 million and $39.6 million for nurse and allied healthcare staffing, $21.1 million and $25.5 million for locum tenens staffing, and $5.3 million and $6.3 million for physician permanent placement services for the six months ended June 30, 2010 and 2009, respectively.

Depreciation and Amortization Expenses. Amortization expense was $2.4 million for both the six months ended June 30, 2010 and 2009. Depreciation expense decreased to $4.1 million for the six months ended June 30, 2010 from $4.5 million for the same period in 2009, with the decrease primary attributable to certain fixed assets have been fully depreciated during the six months ended June 30, 2010.

Impairment and Restructuring Charges. No impairment and restructuring charges were incurred during the six months ended June 30, 2010, as compared to a $180.8 million of impairment and restructuring charges recorded for the same period in 2009. Of the $180.8 million of impairment and restructuring charges recorded during the six months ended June, 2009, $175.7 million was impairment charges related to goodwill and indefinite-lived intangibles and $5.1 million was restructuring charges as a result of the Company’s adjustments to its branding strategy and infrastructure.

Interest Expense, Net. Interest expense, net, was $5.2 million for the six months ended June 30, 2010 as compared to $4.5 million for the same period in 2009. The increase was primarily attributable to a higher interest rate on the new credit agreement we entered into in December 2009.

Income Tax Expense. We recorded an income tax expense of $2.1 million for the six months ended June 30, 2010 as compared to income tax benefit of $(45.0) million for the same period in 2009, reflecting effective income tax rates of 69.3% and 27.7% for these periods, respectively. We currently estimate our annual effective income tax rate to be approximately 65.1% for 2010, as compared to the 26.2% effective income tax rate in 2009. The 69.3% effective tax rate recorded in the first six months of 2010 was higher than the estimated annual effective tax rate for 2010 due to the increase in the estimated annual effective rate from the first quarter to the second quarter inclusive of the first quarter discrete item and the cumulative impact of that increase in the second quarter and the additional discrete item for the second quarter. The estimated annual effective tax rate for 2010 of 65.1% is greater than the United States federal statutory rate of 35% primarily due to a state tax rate, net of federal benefit, of 8.5%, a rate impact from provisions for uncertain tax positions of 17.5%, and an additional rate impact from other items of 4.1%.

Liquidity and Capital Resources

In summary, our cash flows were:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$18,261	$73,945
Net cash used in investing activities	(206)	(2,434)
Net cash used in financing activities	(3,747)	(59,374)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At June 30, 2010, $103.6 million, net of discount, was outstanding under our credit facility with $40.0 million of available credit under the secured revolver portion of this facility.

We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months. We intend to finance potential future acquisitions either with cash provided from operations, borrowing under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

Specifically, in connection with the acquisition of all of the outstanding equity of Medfinders, we expect to retire the outstanding debt of Medfinders of approximately $132.0 million and pay, in cash, transaction related expenses of approximately $3.5 million. We will finance such amounts by amending and expanding our current credit facilities and through the use of existing cash. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the six months ended June 30, 2010 was $18.3 million, compared to $73.9 million for the same period last year. The decrease in net cash provided by operations was primarily attributable to the decrease in accounts receivable collection as a result of decreased revenue, which was partially offset by an increase in accounts payable and accrued expenses and accrued compensation and benefits during the six months ended June 30, 2010. The number of days sales outstanding (“DSO”) was 55 days at June 30, 2010. DSO was 57 days and 52 days at December 31, 2009 and June 30, 2009, respectively.

Investing Activities:

Capital expenditures were $1.3 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively. Our capital expenditure requirements may increase in the future as a result of our acquisition of Medfinders, announced on July 28, 2010. See additional information in Note (11) of our Notes to the accompanying condensed consolidated financial statements. Restricted cash and cash equivalents balance was reduced by $1.1 million during the six months ended June 30, 2010 as a result of certain outstanding letters of credit that expired during the period.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2010 was $3.7 million, primarily due to paying down our outstanding term loan balance during the period. During the six months ended June 30, 2009, cash used in financing activities was $59.4 million, primarily due to paying down our outstanding revolving and term loan balances during the period. At June 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit facility.

During the six months ended June 30, 2010, we made quarterly principal amortization payments totaling $2.8 million. Our secured term loan facility is maturing in December 2013, and bears interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 4.00% and 3.00%, respectively. The LIBOR interest rate option for the term loan is subject to a minimum floor of 2.25%. As of June 30, 2010, the total term loan outstanding (including both the current and long-term portions), net of discount, was $103.6 million.

Our credit agreement contains various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of June 30, 2010.

In connection with our acquisition of Medfinders, we are expecting to refinance our existing Term B debt facility of approximately $107.3 million and pay off Medfinders’ existing debt facilities totaling approximately $132.0 million. We expect to amend and extend our current Term B loan and increase its balance by an estimated $68.0 million to $175.0 million and issue a second lien term loan of $50.0 million. Additionally, we plan to amend and extend our existing revolving credit facility, which we expect to remain undrawn at closing.

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

In March 2010, the FASB updated its guidance on milestone revenue recognition method. This guidance provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The guidance is effective for interim and annual periods beginning on or after June 15, 2010. We are required to adopt this guidance beginning July 1, 2010, and we do not expect the adoption will have a material effect on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. All forward looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and include but are not limited to:

•	our ability to sustain and grow our staffing services in a continued significant economic downturn;

•	our ability to continue to recruit and retain qualified temporary and permanent healthcare professionals at reasonable costs;

•	our ability to attract and retain sales and operational personnel;

•

our ability to secure new and profitable orders and searches from our hospital, healthcare facility, affiliated healthcare network and physician practice group clients, which may be impacted by the role of intermediary organizations, such as vendor management companies;

•	our ability to mitigate credit risk in light of concentration of buyers of healthcare staffing services, including our vendor management and managed services customers;

•

the overall level of demand for services offered by temporary and permanent healthcare providers, which may be affected by adoption of alternative modes of healthcare delivery and healthcare reform legislation;

•	the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff;

•

our ability to successfully design our strategic growth, acquisition and integration strategies and to implement those strategies, in particular, our acquisition of Medfinders, which includes our ability to obtain credit at reasonable terms to complete acquisitions, integrate acquired companies’ accounting, management information, human resource and other administrative systems, and implement or remediate controls, procedures and policies at acquired companies;

•	our ability to leverage our cost structure;

•

access to and undisrupted performance of our management information and communication systems, including use of the Internet, and our candidate and client databases and payroll and billing software systems;

•	our ability to keep our client and provider-facing self-service web sites operational and without service interruptions;

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

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us for which we carry significant self-insured retentions;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	our ability to meet our financial covenants, which if not met, could adversely affect our liquidity;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive; and

•	the effect of recognition by us of an impairment to goodwill.

We caution that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During the six months ended June 30, 2010, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into a new credit agreement in December 2009. Borrowings under the secured term loan facility portion of the new credit agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 4.00% and 3.00%, respectively. The LIBOR interest rate option for the term loan is subject to a minimum floor of 2.25%. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million for the six months ended June 30, 2010. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our debt instruments.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5.	Other Information

Seventh Amended and Restated By-laws of AMN Healthcare Services, Inc.

On July 27, 2010, the Company adopted the Seventh Amended and Restated By-Laws of the Company (the “By-Laws”) which amended the previous by-laws of the Company so as to add a new article, Article 13, “Forum,” providing that Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer of the Company to the Company or the Company’s Stockholders, (iii) any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law or the Company’s Certificate of Incorporation or By-laws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. The complete text of the By-Laws is included as Exhibit 3.1 hereto and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (in its capacity as the Representative), dated as of July 28, 2010*

3.1	Seventh Amended and Restated By-laws of AMN Healthcare Services, Inc., effective July 27, 2010*

10.1	Stockholder Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010*

10.2	Severance and Non-Competition Agreement, dated July 28, 2010, entered into between AMN Healthcare, Inc. and Robert Livonius*

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Bary G. Bailey pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Bary G. Bailey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. NOWAKOWSKI
Name:	Susan R. Nowakowski
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2010

/s/ BARY G. BAILEY
Name:	Bary G. Bailey
Title:	Chief Accounting Officer,
Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)