Form 10-Q/A
period 2010-06-30
AMN HEALTHCARE SERVICES INC
filed 2010-08-02
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of AMN Healthcare Services, Inc. for the quarter ended June 30, 2010 filed on July 30, 2010 (the “Original Form 10-Q”) for the sole purpose of the following:

The Original Form 10-Q contained a typographical error whereby “Net cash provided by operating activities” for the six months ended June 30, 2010 in the Condensed Consolidated Statements of Cash Flows was inadvertently reported as “($18,261)” (with brackets), and should correctly read “$18,261” (with no brackets).

No other changes have been made to the Original Form 10-Q, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Form 10-Q/A speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the filing date, and does not modify or update in any way disclosure made in the Original Form 10-Q.

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

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$917	$(117,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,461	6,909
Non-cash interest expense	1,552	1,072
Increase (decrease) in allowance for doubtful accounts and sales credits	(547)	1,951
Provision for deferred income taxes	(768)	(51,603)
Stock-based compensation	4,389	4,830
Excess tax benefit from SARs exercised and RSUs vested and issued	(124)	0
Impairment charges	0	175,707
Loss on disposal or sale of fixed assets	65	60
Changes in assets and liabilities:
Accounts receivable	(49)	62,486
Accounts receivable, subcontractor	(6,961)	3,583
Income taxes receivable	1,234	2,015
Prepaid expenses and other current assets	648	2,646
Deposits and other assets	(245)	2,058
Accounts payable and accrued expenses	10,237	(3,583)
Accrued compensation and benefits	3,351	(12,930)
Other liabilities	(1,899)	(3,796)

Net cash provided by operating activities	18,261	73,945

Cash flows from investing activities:
Purchase and development of fixed assets	(1,270)	(2,434)
Change in restricted cash and cash equivalents balance	1,064	0

Net cash used in investing activities	(206)	(2,434)

Cash flows from financing activities:
Capital lease payments	(320)	(383)
Payments on notes payable	(2,750)	(24,834)
Payments on revolving credit facility	0	(31,500)
Payment of financing costs	0	(1,785)
Proceeds from exercise of equity awards	0	12
Net settlement of employee equity awards	(801)	(163)
Excess tax benefit from SARs exercised and RSUs vested and issued	124	0
Change in bank overdraft	0	(721)

Net cash used in financing activities	(3,747)	(59,374)

Effect of exchange rate changes on cash	7	35

Net increase in cash and cash equivalents	14,315	12,172
Cash and cash equivalents at beginning of period	27,053	11,316

Cash and cash equivalents at end of period	$41,368	$23,488

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $6 and $24 capitalized during the six months ended June 30, 2010 and 2009, respectively)	$3,628	$3,322

Cash paid for income taxes	$926	$1,692

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$0	$2,145

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

Item 6.	Exhibits

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (in its capacity as the Representative), dated as of July 28, 2010 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.1	Seventh Amended and Restated By-laws of AMN Healthcare Services, Inc., effective July 27, 2010 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.1	Stockholder Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.2	Severance and Non-Competition Agreement, dated July 28, 2010, entered into between AMN Healthcare, Inc. and Robert Livonius (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

31.1	Certification by Susan R. Nowakowski pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Bary G. Bailey pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Nowakowski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Bary G. Bailey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

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