Form 10-Q
period 2010-09-30
AMN HEALTHCARE SERVICES INC
filed 2010-11-09
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, there were 39,100,747 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,077	$27,053
Accounts receivable, net of allowance of $2,984 and $5,309 at September 30, 2010 and December 31, 2009, respectively	128,247	89,150
Accounts receivable, subcontractor	15,778	348
Prepaid expenses	7,183	6,550
Income taxes receivable	3,422	3,900
Deferred income taxes, net	11,706	8,534
Other current assets	1,209	1,902

Total current assets	169,622	137,437
Restricted cash and cash equivalents	20,961	22,025
Fixed assets, net	23,195	19,970
Deposits and other assets	20,232	14,368
Deferred income taxes, net	6,648	0
Goodwill	157,351	79,868
Intangible assets, net	163,958	115,336

Total assets	$561,967	$389,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,725	$18,057
Accrued compensation and benefits	42,290	24,054
Current portion of notes payable	11,562	5,500
Bank overdraft	4,040	0
Deferred revenue	7,701	5,084
Other current liabilities	8,308	10,404

Total current liabilities	113,626	63,099
Notes payable, less current portion and discount	205,046	100,121
Deferred income taxes, net	0	789
Other long-term liabilities	61,118	54,151

Total liabilities	379,790	218,160

Series A conditional convertible preferred stock; 5,660 and zero shares issued at September 30, 2010, and December 31, 2009, respectively	$28,639	$0

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none outstanding at September 30, 2010 and December 31, 2009, respectively	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 52,271 and 45,801 shares issued at September 30, 2010 and December 31, 2009, respectively	523	458
Additional paid-in capital	450,661	417,693
Treasury stock, at cost (13,170 shares at September 30, 2010 and December 31, 2009)	(230,138)	(230,138)
Accumulated deficit	(67,085)	(16,712)
Accumulated other comprehensive loss	(423)	(457)

Total stockholders’ equity	153,538	170,844

Total liabilities and stockholders’ equity	$561,967	$389,004

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$176,313	$166,357	$468,889	$615,092
Cost of revenue	127,995	120,749	339,356	451,824

Gross profit	48,318	45,608	129,533	163,268

Operating expenses:
Selling, general and administrative	46,762	36,933	113,306	124,853
Depreciation and amortization	3,787	3,495	10,248	10,404
Impairment and restructuring charges	49,782	6,200	49,782	186,977

Total operating expenses	100,331	46,628	173,336	322,234

Loss from operations	(52,013)	(1,020)	(43,803)	(158,966)
Interest expense, net	8,793	2,063	14,013	6,582

Loss before income taxes	(60,806)	(3,083)	(57,816)	(165,548)
Income tax benefit	9,516	1,088	7,443	46,093

Net loss	(51,290)	(1,995)	(50,373)	(119,455)

Net loss per common share:
Basic	$(1.48)	$(0.06)	$(1.52)	$(3.66)

Diluted	$(1.48)	$(0.06)	$(1.52)	$(3.66)

Weighted average common shares outstanding:
Basic	34,777	32,630	33,397	32,609

Diluted	34,777	32,630	33,397	32,609

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Nine Months Ended September 30, 2010

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	45,801	$458	$417,693	13,170	$(230,138)	$(16,712)	$(457)	$170,844
Common stock issuance	6,300	63	27,846	0	0	0	0	27,909
Stock-based compensation	0	0	6,344	0	0	0	0	6,344
Stock appreciation rights (“SARs”) exercised and restricted stock units (“RSUs”) vested and issued, net of tax withholdings	170	2	(837)	0	0	0	0	(835)
Income tax shortfall from SARs exercised and RSUs vested and issued	0	0	(385)	0	0	0	0	(385)
Comprehensive income(loss):
Foreign currency translation adjustment	0	0	0	0	0	0	34	34
Net loss	0	0	0	0	0	(50,373)	0	(50,373)

Total comprehensive loss								(50,339)

Balance, September 30, 2010	52,271	$523	$450,661	13,170	$(230,138)	$(67,085)	$(423)	$153,538

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(50,373)	$(119,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,248	10,404
Non-cash interest expense	2,322	1,845
Increase in allowance for doubtful accounts and sales credits	1,309	5,170
Provision for deferred income taxes	(9,446)	(54,215)
Stock-based compensation	6,344	6,761
Excess tax benefit from SARs exercised and RSUs vested and issued	(124)	0
Impairment charges	49,782	175,707
Loss on disposal or sale of fixed assets	108	962
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(9,201)	77,226
Accounts receivable, subcontractor	(2,979)	3,756
Income taxes receivable	478	1,332
Prepaid expenses and other current assets	1,614	4,894
Deposits and other assets	(505)	1,067
Accounts payable and accrued expenses	3,035	(5,491)
Accrued compensation and benefits	4,617	(15,440)
Other liabilities	(3,989)	(1,373)

Net cash provided by operating activities	3,240	93,150

Cash flows from investing activities:
Purchase and development of fixed assets	(2,385)	(3,177)
Cash paid for acquisition, net of cash received	(3,231)	0
Cash payment for holdback liability for prior acquisitions	511	(3,181)
Change in restricted cash and cash equivalents balance	1,064	0

Net cash used in investing activities	(4,041)	(6,358)

Cash flows from financing activities:
Capital lease payments	(482)	(550)
Proceeds from notes payable	117,750	0
Payments on notes payable	(5,137)	(37,546)
Payments on revolving credit facility	0	(31,500)
Payment of financing costs	(3,695)	(1,784)
Payment of notes payable discount	(2,755)	0
Payments on NF Investors, Inc. (“NFI”) then-existing debt	(132,918)	0
Proceeds from exercise of equity awards	0	12
Net settlement of employee equity awards	(835)	(168)
Excess tax benefit from SARs exercised and RSUs vested and issued	124	0
Change in bank overdraft, net of overdraft acquired	3,739	(3,995)

Net cash used in financing activities	(24,209)	(75,531)

Effect of exchange rate changes on cash	34	44

Net (decrease) increase in cash and cash equivalents	(24,976)	11,305
Cash and cash equivalents at beginning of period	27,053	11,316

Cash and cash equivalents at end of period	$2,077	$22,621

Supplemental disclosures of cash flow information:
Cash paid for interest, including financing costs (net of $13 and $27 capitalized during the nine months ended September 30, 2010 and 2009, respectively)	$11,654	$4,720

Cash paid for income taxes	$870	$5,058

Supplemental disclosures of non-cash investing and financing activities:
Fixed assets acquired through capital leases	$0	$2,145

Fair value of assets acquired in acquisition, net of cash received	$58,860	$0
Goodwill	118,365	0
Intangible assets	61,405	0
Preferred stock issued	(28,639)	0
Common stock issued	(27,909)	0
NFI then-existing debt assumed	(132,918)	0
Other liabilities assumed	(45,933)	0

Net cash paid for acquisition	$3,231	$0

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows contained in this Quarterly Report on Form 10-Q, which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements are included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

On September 1, 2010, the Company completed its acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Nursefinders, Inc. (dba Medfinders). The condensed consolidated statement of operations for the three and nine months ended September 30, 2010 includes the results of operations of NFI only since the date of acquisition.

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). For additional NFI acquisition related information, please refer to the Company’s Current Report on Form 8-K and 8-K/A as filed with the SEC on September 1, 2010 and October 4, 2010, respectively.

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

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2009 have been reclassified to conform to the three and nine months ended September 30, 2010 presentation.

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

In March 2010, the FASB updated its guidance on milestone revenue recognition method. This guidance provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The guidance is effective for interim and annual periods beginning on or after June 15, 2010. The Company adopted this guidance beginning July 1, 2010, and the adoption did not have a material effect on its consolidated financial condition and results of operations.

2. BUSINESS COMBINATION

On September 1, 2010, the Company acquired all of the outstanding equity of NFI, one of the nation’s leading providers of clinical workforce managed services programs. NFI also provides local (per diem) and travel nurse and allied staffing, locum tenens, physician search services, and home healthcare services. The strategic combination has broadened the managed services capabilities the Company offers as the nation’s largest provider of comprehensive healthcare staffing and management services and provided for the Company’s entry into home healthcare services.

The acquisition of NFI was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Form 10-Q, the Company has not completed the detailed valuations necessary to finalize the estimate of the fair value of the assets acquired and the liabilities assumed from NFI and the related allocations of purchase price. Thus, the purchase price allocation below is preliminary, and is subject to further adjustment. The final purchase price allocation is pending the completion of the Company’s internal review of the valuation work and the finalization of the Company’s Section 382 limitation analysis, which is expected to be completed during the fourth quarter of 2010. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, property and equipment and income tax related matters. The adjustments may be material resulting in a retrospective change to our consolidated financial statements.

Purchase Price:
6,300 shares of common stock issued	$27,909
5,660 shares of preferred stock issued	28,639
Cash paid	3,231

Total estimated purchase price of acquisition	$59,779

Allocation of Purchase Price:
Accounts receivable	$31,205
Accounts receivable, subcontractor	12,451
Other current assets	5,156
Fixed assets	7,313
Other assets	2,735
Identifiable intangible assets	61,405
NFI then-existing debt assumed	(132,918)
Other liabilities assumed	(45,933)
Goodwill	118,365

Total net assets acquired	$59,779

The acquisition agreement includes a holdback of approximately 1,727 shares of series A conditional convertible preferred stock with an estimated fair value of $8,740, which were included in the 5,660 shares of preferred stock issued as part of the purchase price. Such shares were deposited in escrow to satisfy any indemnification claims by AMN against NFI with respect to breaches of representations, warranties and covenants by NFI and post closing purchase price adjustments. An initial distribution of approximately 273 shares of preferred stock, subject to certain adjustments, will be released to the former NFI stockholders upon the occurrence of certain events set forth in the agreement approximately 90 days after closing, with the remainder of the holdback, net of any indemnification claims made, released in September 2012.

Intangible assets include amounts recognized for the fair value of trade names and trademarks, customer relationships, non-compete agreements and staffing databases. Based on a preliminary valuation, two trade names and trademarks have an indefinite life, and the remaining intangible assets have a weighted average useful life of approximately 12 years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets subject to amortization:
Staffing databases	$3,410	5
Customer relationships	25,320	0.4 - 16
Trade names and trademarks	3,320	3 – 20
Noncompete agreements	55	1 – 1.5

	32,105
Identifiable intangible assets not subject to amortization:
Trade names and trademarks	29,300	indefinite

Total identifiable intangible assets acquired	$61,405

Of the total $118,365 of the purchase price allocated to goodwill, $65,017, $38,677, $11,003 and $3,668 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $118,365 goodwill acquired, approximately $41,552 in net tax basis was related to NFI’s prior acquisitions and will be amortized for tax purposes over their remaining lives. Goodwill will not be amortized and will be tested for impairment at least annually.

The Company recorded $6,270 and $7,364 in acquisition-related costs for accounting, legal and other costs in connection with the acquisition within other operating expenses, in its condensed consolidated statement of operations for the three and nine months ended September 30, 2010, respectively.

For the three and nine months ended September 30, 2010, $21,339 of the NFI revenue and $(547) of the NFI loss before income tax were included in the condensed consolidated statement of operations since the date of acquisition.

The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 as if the NFI acquisition described above had occurred on January 1, 2010 and 2009, respectively. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring professional service fees, acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$218,307	$237,498	$640,301	$846,994
Net loss	$(50,517)	$(3,192)	$(48,615)	$(122,144)

3. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals and from the delivery of healthcare services to patients in their home. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide vendor management services. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of related subcontractor expense. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the customer. Payables to the subcontractors of $15,716 were included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of September 30, 2010.

4. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records accounts receivable at the invoiced amount and accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks and a sales allowance to reserve for potential credits issued to customers. The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of an entity’s financial condition. Credit losses have been within management’s expectations. As of September 30, 2010, accounts receivable from the Company’s top five clients represented approximately 14% of the net accounts receivable balance, excluding amounts due to subcontractors.

5. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

During the nine months ended September 30, 2010, the Company granted 788 shares of stock appreciation rights (“SARs”) and 933 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date fair value was $2.60 per SAR and $8.28 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based employee compensation before tax	$1,955	$1,931	$6,344	$6,761
Related income tax benefit	(758)	(753)	(2,460)	(2,637)

Stock-based employee compensation, net of tax	$1,197	$1,178	$3,884	$4,124

There was $124 of cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the nine month periods ended September 30, 2010. No excess tax benefit related to equity awards was recognized for the nine month period ended September 30, 2009.

As of September 30, 2010, there was $2,512 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.9 years. As of September 30, 2010, there was $8,808 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.9 years.

6. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per common share reflects the effects of potentially dilutive stock-based equity instruments.

All of the 4,825 of outstanding equity awards and 5,660 shares of preferred stock (as if converted) as of September 30, 2010 were anti-dilutive due to the net loss during the three and nine month periods ending September 30, 2010. All of the 4,639 of outstanding equity awards as of September 30, 2009 were anti-dilutive due to the net loss during the three and nine month periods ending September 30, 2009.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(51,290)	$(1,995)	$(50,373)	$(119,455)

Accumulated dividends on preferred stock	263	0	263	0

Net loss applicable to common shares	$(51,553)	$(1,995)	$(50,636)	$(119,455)

Net loss per common share—basic	$(1.48)	$(0.06)	$(1.52)	$(3.66)

Net loss per common share—diluted	$(1.48)	$(0.06)	$(1.52)	$(3.66)

Weighted average common shares outstanding—basic	34,777	32,630	33,397	32,609
Plus dilutive equity awards	0	0	0	0

Weighted average common shares outstanding—diluted	34,777	32,630	33,397	32,609

7. RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents primarily represent the cash on deposit with financial institutions which serve as collateral for the Company’s outstanding letters of credit. The Company has cash collateralized its outstanding letters of credit using proceeds from its credit facility. Restricted cash and cash equivalents were $20,961 and $22,025 as of September 30, 2010 and December 31, 2009, respectively. See Note (11), “Fair Value Measurement” for additional information.

8. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2010 and December 31, 2009, the Company had the following intangible assets:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,840	$(2,391)	$3,449	$2,430	$(1,922)	$508
Customer relationships	61,720	(13,304)	48,416	36,400	(10,910)	25,490
Tradenames and trademarks	16,871	(2,913)	13,958	13,551	(2,230)	11,321
Noncompete agreements	1,485	(1,213)	272	1,430	(1,003)	427
Acquired technology	800	(537)	263	800	(418)	382
Online courses	59	(59)	0	59	(51)	8

	$86,775	$(20,417)	$66,358	$54,670	$(16,534)	$38,136

Intangible assets not subject to amortization:
Goodwill			$157,351			$79,868
Tradenames and trademarks			97,600			77,200

			$254,951			$157,068

Accumulated goodwill impairment loss			$213,889			$173,007

Aggregate amortization expense for the intangible assets presented in the above table was $1,494 and $1,201 for the three months ended September 30, 2010 and 2009, respectively, and $3,883 and $3,608 for the nine months ended September 30, 2010 and 2009, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of September 30, 2010 is as follows:

Amount
Three months ending December 31, 2010	$2,021
Year ending December 31, 2011	6,994
Year ending December 31, 2012	6,554
Year ending December 31, 2013	6,238
Year ending December 31, 2014	6,138
Thereafter	38,413

$66,358

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2010 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2010	$18,543	$25,803	$35,522	$—	$79,868
Impairment charges	(13,336)	(21,049)	(6,497)	—	$(40,882)
Goodwill acquired from NFI acquisition	65,017	11,003	3,668	38,677	$118,365

Balance, September 30, 2010	$70,224	$15,757	$32,693	$38,677	$157,351

Impairment of Goodwill and Other Intangible Assets

In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value using these approaches, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill based on a number of factors, including the implied discount value as determined after considering the company’s then market value, with the carrying amount of that goodwill.

With the recent decline in the Company’s market capitalization resulting in such market capitalization being below its book equity value during the third quarter of 2010, the Company performed interim impairment testing as of August 31, 2010, prior to the acquisition of NFI. The Company completed the first step of its goodwill impairment testing and has determined that the fair value of certain reporting units were lower than their respective carrying value. The decrease in value was due to the depressed equity market value and lower projected near term growth rates in the healthcare staffing industry, lowering the anticipated growth trend used for goodwill impairment testing. The Company is in the process of finalizing the fair value of its identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, the Company has not finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of accounting for contingencies. Based on the foregoing, the Company has recognized a pre-tax goodwill impairment charge of $40,882 as of August 31, 2010, which represents management’s best estimate of fair value reflecting the underlying implications of the current market valuation for the company’s stock on the fair value analysis completed to date.

In addition, as of September 30, 2010, the Company recorded estimated pre-tax impairment charges of $8,600 and $300 related to certain indefinite-lived intangibles in our locum tenens staffing segment and physician permanent placement services segment, respectively. These charges were also included in impairment charges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

For the nine months ended September 30, 2009, the Company recorded pre-tax impairment charges of $173,007 and $2,700 on goodwill and an indefinite-lived intangible asset, respectively.

9. NOTES PAYABLE AND RELATED CREDIT AGREEMENT

Amendment to Credit Agreement

On September 1, 2010, AMN Healthcare, Inc. (“AMN”) entered into an amendment (the “First Amendment”) to the Credit Agreement dated December 23, 2009 (the “First Lien Credit Agreement”). The First Amendment, among other things, (a) extended the maturity date of the revolver portion of the First Lien Credit Agreement from December 23, 2012 to August 31, 2014, (b) extended the maturity date with respect to the Tranche B term loan portion of the First Lien Credit Agreement from December 23, 2013 to June 23, 2015, (c) increased the Tranche B term loan portion of the First Lien Credit Agreement by an additional $77,750, resulting in an aggregate principal amount of the Tranche B term loan portion of the First Lien Credit Agreement of $185,000, (d) increased the interest rate of both the revolver portion and the Tranche B term loan portion of the First Lien Credit Agreement as described below, (e) adjusted the scheduled amortization of the Tranche B term loan portion of the First Lien Credit Agreement as described below, (e) adjusted certain of the financial covenants and added a Minimum Liquidity and a Consolidated First Lien Leverage Ratio covenant and (f) permitted the incurrence of indebtedness under the Second Lien Credit Agreement (as defined below).

On September 1, 2010, AMN borrowed an additional $77,750 under the First Lien Credit Agreement, which represents the increase in the Tranche B term loan portion of the First Lien Credit Agreement. The proceeds from such increase, along with the proceeds from the Second Lien Credit Facility and available cash, were used to repay all outstanding indebtedness of NFI and to pay NFI transaction costs relating to the acquisition agreement.

As of September 30, 2010 and December 31, 2009, the total term loan outstanding (including both the current and long term portions) net of discount, was $216,608 and $105,621, respectively. Borrowings under the Tranche B term loan portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by AMN, plus a spread of 5.50% and 4.50%, respectively.

The revolver portion of the First Lien Credit Agreement can be drawn up to an amount of $40,000 less letters of credit and swingline loans outstanding. Borrowings under the revolver portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by AMN, plus a spread of 5.50% and 4.50%, respectively. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit facility.

There are no mandatory reductions in the revolving commitment under the revolver portion of the First Lien Credit Agreement. The Tranche B term loan portion of the First Lien Credit Agreement will be subject to quarterly amortization of principal (in equal installments), with an amount equal to 5% of the initial aggregate principal amount of the Tranche B term loan in the first year, 10% of the initial aggregate principal amount of the Tranche B term loan in the second year and 15% of the Tranche B term loan in the third and fourth years with any remaining amounts payable quarterly thereafter until the maturity date on June 23, 2015. AMN is required to make additional customary mandatory prepayments with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, as well as a percentage of annual excess cash flow. Additionally, pursuant to the First Amendment, in connection with any prepayment of the Tranche B term loan with the proceeds of certain indebtedness consummated prior to the first anniversary of the effective date, AMN will pay a premium in an amount equal to 1.0% of the aggregate principal amount of the Tranche B term loans prepaid.

Second Lien Credit Agreement

On September 1, 2010, AMN entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with certain lenders (the “Second Lien Lenders”) to provide for a $40,000 second lien secured term loan facility (the “Second Lien Credit Facility”). On September 1, 2010, AMN borrowed the full amount under the Second Lien Credit Facility and used the proceeds along with the proceeds from additional borrowings under the Tranche B term loan and available cash to repay all outstanding indebtedness of NFI and to pay transaction costs relating to the acquisition agreement.

The maturity date of the Second Lien Credit Facility is September 1, 2016. The full principal amount of the Second Lien Credit Facility is payable on the maturity date.

Borrowings under the Second Lien Credit Facility bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by the Company, plus a spread of 10.00% and 9.00%, respectively.

AMN is required to make customary mandatory prepayments of the Second Lien Credit Facility with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances. AMN is also required to make excess cash flow mandatory prepayments of the Second Lien Credit Facility within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2011, in an amount to be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Second Lien Credit Agreement), less any voluntary prepayments of the Second Lien Credit Facility or any loans under the First Lien Credit Agreement made during the fiscal year. All such mandatory prepayments are only required to the extent all obligations under the First Lien Credit Agreement have been paid in full and the commitments to make additional credit extensions thereunder have been terminated.

Voluntary prepayments, or mandatory prepayments with the proceeds of certain debt issuances, of the Second Lien Credit Facility made during the first 18 months following the closing date are subject to a make-whole premium. Thereafter, prepayments are subject to a premium, which initially is 103% of the principal amount of loans prepaid and decreases over time.

The Second Lien Credit Agreement contains various customary affirmative and negative covenants and also contains financial covenants that require the Company to maintain a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the Second Lien Credit Agreement). The payment obligations under the Second Lien Credit Agreement may also be accelerated upon the occurrence of customary events of default.

Financing Costs

Of the $8,898 financing costs incurred in connection with the First Amendment and Second Lien Credit Facility, the Company recorded $5,204 as interest expense for three months ended September 30, 2010, and capitalized the remaining amount as debt issuance costs, which will be amortized over the terms of the new credit facilities. Additionally, the Company paid a discount of $2,755 on the term loan and Second Lien facilities, which was recorded as an offset to the par value of the note payables on the consolidated balance sheet and will be amortized to interest expense using the effective interest method.

10. SEGMENT INFORMATION

Historically, the Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. With the acquisition of NFI on September 1, 2010, the Company added the home healthcare services segment. The condensed consolidated statement of operations for the three and nine months ended September 30, 2010 only included the results of operations of NFI since the date of acquisition.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Nurse and allied healthcare staffing	$93,059	$82,140	$243,855	$357,127
Locum tenens staffing	69,555	75,488	195,292	229,375
Physician permanent placement services	8,676	8,729	24,719	28,590
Home healthcare services	5,023	0	5,023	0

	$176,313	$166,357	$468,889	$615,092

Segment Operating Income
Nurse and allied healthcare staffing	$8,602	$4,592	$24,586	$30,390
Locum tenens staffing	5,364	7,548	17,234	22,355
Physician permanent placement services	1,699	2,215	5,643	7,877
Home healthcare services	469	0	469	0

	16,134	14,355	47,932	60,622
Unallocated corporate overhead(1)	12,623	3,749	25,361	15,446
Depreciation and amortization	3,787	3,495	10,248	10,404
Stock-based compensation	1,955	1,931	6,344	6,761
Impairment and restructuring charges	49,782	6,200	49,782	186,977
Interest expense, net	8,793	2,063	14,013	6,582

Loss before income tax	$(60,806)	$(3,083)	$(57,816)	$(165,548)

(1)	Unallocated corporate overhead for the three and nine months ended September 30, 2010 included $6,270 and $7,364, respectively, of acquisition related costs.

11. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2010 and December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$20,961	$20,961	$0	$0
Trading securities investment	2,387	2,387	0	0

Total financial assets measured at fair value	$23,348	$23,348	$0	$0

	Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$21,797	$21,797	$0	$0
Trading securities investment	140	140	0	0

Total financial assets measured at fair value	$21,937	$21,937	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. As the Company’s market capitalization was lower than its book equity value during the third quarter of 2010, the Company performed interim impairment testing as of August 31, 2010, prior to the acquisition of NFI and recorded estimated pre-tax impairment charges of $40,882 and $8,900 on goodwill and indefinite-lived intangible assets, respectively, for the three months and nine months ended September 30, 2010. See detail in the accompanying note (8)—Goodwill and Identifiable Intangible Assets.

Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Nine Months Ended September 30, 2010
Goodwill	$157,351	$—	$—	$157,351	$40,882
Indefinite-lived Intangible assets	$97,600	$—	$—	$97,600	$8,900

					$49,782

12. INCOME TAXES

The Company recorded an income tax benefit of $7,443 for the nine months ended September 30, 2010 as compared to income tax benefit of $46,093 for the same period in 2009, reflecting effective income tax rates of 12.9% and 27.8% for these periods, respectively. The Company currently estimates its annual effective income tax rate to be approximately 12.9% for 2010, as compared to the 26.2% effective income tax rate in 2009. The difference in effective tax rates for 2009 and the forecasted rate for 2010 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective tax rate for 2010 of 12.9% is less than the United States federal statutory rate of 35% primarily due to a rate impact from provisions for uncertain tax positions of (2.5)%, goodwill impairment of (19.4)%, transaction costs of (1.1)%, an additional rate impact from other items of (0.5)% and a state tax rate, net of federal benefit, of 1.4%.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets. The determination of the amount of any deferred tax asset valuation allowance is based in part on the amount and nature (ordinary versus capital) of estimated future taxable income. The amount of the deferred tax asset considered realizable could be reduced if future estimated taxable income amounts are less than currently forecasted.

A portion of the deferred tax assets recorded in the current quarter is related to net operating losses (“NOL”) from the acquisition of NFI. The amount of NOL is subject to a final evaluation and possible adjustment under the NOL limitation rules of the Internal Revenue Code Section 382 and corresponding state authorities related to NOL tax attributes from acquired companies.

13. PREFERRED STOCK

The Company’s certificate of incorporation authorizes the issuance of 10,000 shares of preferred stock, par value $0.01 per share. On September 1, 2010, in connection with the NFI acquisition, the Company issued 5,660 shares of series A conditional convertible preferred stock (the “Preferred Stock”).

The Preferred Stock is entitled to receive any dividends payable on the Company’s Common Stock. In addition, the Preferred Stock accrues dividends at a rate of 11% per annum until the Company’s stockholders approve the optional and mandatory conversion provisions and voting rights of the shares of the Preferred Stock (the “Preferred Stock Proposal”). At the option of the Company, such accrued dividends can be paid in cash or added to the liquidation preference of the Preferred Stock.

In compliance with the NYSE rules and regulations, the Preferred Stock is not convertible into the Company’s Common Stock prior to stockholder approval of the Preferred Stock Proposal. If the Preferred Stock Proposal is approved, then each share of the Preferred Stock (i) will be convertible into one share of the Company’s Common Stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of Common Stock (subject to customary adjustments for accrued and unpaid dividends if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the Common Stock being equal to or greater than $10.00 per share (as adjusted from time to time to reflect fully changes in the Company’s capital structure) for a period of 30 consecutive trading days after the date stockholder approval is obtained or (B) the tenth anniversary of the original issue date of September 1, 2010.

If the stockholders approve the Preferred Stock Proposal at a special meeting at any time within 180 days following the closing of the date of acquisition (i.e., by March 1, 2011), all dividends on the Preferred Stock that accrued at the rate of 11% per annum will be forgiven.

With respect to dividend rights and distribution rights upon liquidation, winding-up or dissolution of the Company, the Preferred Stock ranks (i) senior to the Common Stock and any other class or series of capital stock of the Company that ranks junior to the Preferred Stock and (ii) pari passu with each other class or series of preferred stock established after the date of issuance of the Preferred Stock, the terms of which do not expressly provide that such class or series will rank senior or junior to the Preferred Stock as to dividend rights and distribution rights upon liquidation, winding-up or dissolution of the Company (in each case, regardless of whether dividends accrue cumulatively or non-cumulatively).

If the Preferred Stock Proposal has not been approved by September 1, 2020, the shares of Preferred Stock may be redeemed, in whole or in part, at any time on or after such date, at the option of the Company, at a per share redemption price as set forth in the Preferred Stock Certificate of Designations, an exhibit to the acquisition agreement.

In the event (i) the Company, voluntarily or involuntarily, liquidates, dissolves, or winds up or (ii) an event of change of control occurs with respect to the Company, holders of the Preferred Stock will be entitled to receive, for each share of Preferred Stock, an amount equal to the greater of (x) $10.00 (as adjusted to reflect fully the appropriate effect of any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible into the Company’s Common Stock), reorganization, recapitalization, reclassification or similar change with respect to the Company’s Common Stock or Preferred Stock) plus an amount per share equal to accrued but unpaid dividends and (y) the per share amount of all cash or property to be distributed in respect of the Company’s Common Stock that such holder would have been entitled to receive had such holder converted such Preferred Stock immediately prior to such liquidation, dissolution, winding-up or change of control. If, in connection with any distribution described above, the assets of the Company or proceeds thereof are not sufficient to pay the liquidation preferences in full to all holders of Preferred Stock and all holders of parity stock, the amounts paid to the holders of Preferred Stock and to the holders of all such other parity stock will be paid pro rata in accordance with the respective aggregate liquidation preferences of the holders of Preferred Stock and the holders of all such other parity stock.

14. RESTRUCTURING

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

A reconciliation of amounts accrued as of September 30, 2010, which were approximate to their fair value due to the short-term payment period, are as follows:

	Balance December 31, 2009	Accruals	Payments	Balance September 30, 2010
Employee termination benefits	$191	$0	$(191)	$0
Contract termination costs and other	3,066	0	(1,213)	1,853

Total	$3,257	$0	$(1,404)	$1,853

As of September 30, 2010, $702 of the accrued restructuring balance was included in other current liabilities and $1,151 was included in other long-term liabilities in the condensed consolidated balance sheet. The Company expects to substantially utilize the accruals by 2011.

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

Overview

We are the nation’s largest provider of comprehensive healthcare staffing and workforce solutions. As the leading provider of travel nurse, local (per diem) nurse, allied and locum tenens (temporary physician) staffing services, we recruit and place healthcare professionals on assignments of variable lengths with clients throughout the United States. On September 1, 2010, we completed the acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, one of the nation’s leading providers of clinical workforce managed services programs. The strategic acquisition has broadened the managed service capabilities we offer and provided for our entry into home healthcare services. We are now the nation’s largest provider of healthcare managed services programs and recruitment process outsourcing solutions. Settings we staff include acute-care hospitals, government facilities, community health centers and clinics, physician practice groups, and a host of other healthcare settings. Through our managed services program, we offer healthcare organizations flexible, customized workforce management solutions. We also provide healthcare clients with physician permanent placement services.

Historically, we have conducted business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. With the acquisition of NFI, we added a home healthcare services segment. In addition, since the acquisition of NFI was completed on September 1, 2010, the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 only includes the results of operations of NFI for one month.

For the three months ended September 30, 2010, we recorded revenue of $176.3 million, as compared to revenue of $166.4 million for the same period last year. We recognized a net loss of $51.3 million for the three months ended September 30, 2010, as compared to a net loss of $2.0 million for the same period last year. For the nine months ended September 30, 2010, we recorded revenue of $468.9 million, as compared to revenue of $615.1 million for the same period last year. We recognized a net loss of $50.4 million for the nine months ended September 30, 2010, as compared to a net loss of $119.5 million for the same period last year.

Nurse and allied healthcare staffing segment revenues comprised 52% and 58% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce management and staffing solutions, including a comprehensive managed services workforce solution in which we can manage all of the temporary nursing and allied needs for a client; a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs; and more traditional staffing service solutions of local, short and long-term assignment lengths.

Locum tenens staffing segment revenues comprised 42% and 37% of total consolidated revenues for the nine months ended September 30, 2010 and 2009, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while these clients seek permanent candidates or support expansion opportunities. Our clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% of total consolidated revenues for each of the nine months ended September 30, 2010 and 2009. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We use a distinctive consultative approach and are paid for our services through retained search fees and variable fees tied to our performance. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

With the acquisition of NFI on September 1, 2010, we added the home healthcare services segment. Since home healthcare services revenue has been recognized for only one month since the acquisition, it comprised only 1% of total consolidated revenue for the nine months ended September 30, 2010. We provide home healthcare services to individuals with acute care illness, long-term chronic health conditions, permanent disabilities, terminal illnesses, and post-procedural needs. Our home healthcare services are subject to extensive federal, state, and local laws and regulations. Such laws and regulations include federal Medicare and state licensing requirements, periodic audits by government agencies, and mandatory compliance with federal and state antifraud, anti-abuse, and anti-kickback statutes and regulations.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have extended our service offerings beyond the transactional traditional travel nurse and allied temporary staffing, locum tenens physician staffing, and physician permanent placement services, to more recurring revenue sources such as clinical workforce management offerings that include innovative solutions such as managed services programs and recruitment process outsourcing. Through these differentiated services, we build strategic relationships with our clients that assist them in improving their financial and operational results through, productivity and candidate quality enhancements. We have continually sought and evaluated strategic opportunities, through both acquisitions and internal product development, to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

In furtherance of this strategy, on September 1, 2010, we completed the acquisition of NFI, one of the nation’s leading providers of clinical workforce managed services programs. Through its multi-brand strategy, NFI also provides travel nurse and allied staffing, locum tenens, physician search services, and home healthcare services, as well as local nurse and allied staffing largely in support of its managed services programs. We anticipate that the expansion of our service lines resulting from this combination will substantially improve our ability to deliver an innovative, total workforce management and staffing solution to our broad and growing client base. We also believe this strategic opportunity will allow us to achieve additional sales and operating efficiencies. See additional information in “Item 1, Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 2.”

Recent Trends

Demand for our services has shown incremental sequential quarterly improvement in most segments since the second quarter of 2010, but remains at levels below what we have experienced prior to 2009. For our clients, the economic conditions severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, improved internal permanent hiring rates, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors, in turn, reduced demand for our services as hospitals placed an increased reliance on permanent labor to meet staffing needs.

As our industry matures and with the tight demand environment, we continue to see our hospital clients reduce the vendors with whom they choose to work, migrating to preferred vendor relationships, including managed services providers. During the past year, we have substantially increased the number of preferred relationships in our nursing business and extended these relationships to our allied business line. Due to the growth of our managed services business and establishment of these preferred relationships, a significantly larger portion of our travel nurse business is based in California, which has historically been our largest state. In addition to the geographic distribution trend of our demand, demand has favored nurses who can offer a more specialized skill set. Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians, our mix of allied staffing business had shifted to favor therapy staffing. This trend was tempered however, by the addition of the NFI allied business which increased our imaging and lab volumes and decreased our therapy ratio.

In our locum tenens business, we have seen improved order levels across most specialties. In 2010, revenue associated with our federal government clients declined from the prior year, but we have seen moderate improvement in the past two quarters.

Earlier in the year, our physician permanent placement business saw a slight improvement in demand, but continues to feel demand pressure as clients respond to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts.

The home healthcare services segment we recently entered with the acquisition of NFI is subject to extensive federal and state regulation and control. Increasingly, governments are responding to fiscal challenges by trying to reduce their spend on Medicare, Medicaid and other state-funded programs through reducing utilization rates, increasing eligibility criteria and reducing reimbursement rates, which all negatively impact a portion of our revenue opportunities in government funded reimbursement.

During March 2010, comprehensive health care reform legislation under the Affordable Care Act (the “Act”) was signed into law. The Act, which will be phased in over several years, is anticipated to broadly expand access to healthcare services, including home based care, requiring increases in clinicians to provide the healthcare services. In addition, the Act is expected to significantly impact the governmental healthcare programs our clients participate in, and reimbursements received thereunder from governmental or third-party payors. We, like substantially all employers, are seeing the earliest impact from the law in the increase of the costs of our employer-sponsored medical plans, a cost which we are, in part, passing on to our employees.

Critical Accounting Principles and Estimates

Goodwill and Indefinite-lived Intangible Assets

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analyses to assess the recoverability of the goodwill and indefinite-lived intangible assets. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

With the recent decline in our market capitalization resulting in such market capitalization being below our book equity value during the third quarter of 2010, we performed interim impairment testing at our reporting unit level as of August 31, 2010, prior to the acquisition of NFI. Our reporting units are our operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill. The discount rates used and the control premium assumed in determining the implied fair value are impacted by the market values of the company’s stock during the period of evaluation. This control premium is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including indications of such premium from data on recent acquisition transactions.

We completed the first step of our goodwill impairment testing which indicated that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed market value for our equity during the third quarter of 2010 and lower projected near term growth rates in the healthcare staffing industry, lowering the anticipated growth trend used for goodwill impairment testing. We are in the process of finalizing the fair value of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of our goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, we have not completely finalized our review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, we should recognize an estimated impairment charge to the extent that we determine that it is probable that impairment has occurred and such impairment can be reasonably estimated using the guidance provided in Accounting for Contingencies. Based on the foregoing, we have recognized a pre-tax goodwill impairment charge of approximately $40.9 million during the three months ended September 30, 2010, which represents management’s best estimate of the goodwill impairment based on the fair value analysis completed to date.

In addition, as of September 30, 2010, we recorded pre-tax impairment charges of $8.6 million and $0.3 million related to certain indefinite-lived intangibles in our locum tenens staffing segment and physician permanent placement services segment, respectively. These charges were also included in impairment charges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

Our other critical accounting principles and estimates, except for a supplement to our revenue recognition policy as described in “Item 1, Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 3,” remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Results of Operations

On September 1, 2010, we completed the acquisition of NFI, therefore the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 only includes the results of operations of NFI since the date of acquisition. The following table sets forth, for the periods indicated selected condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.6	72.6	72.4	73.5

Gross profit	27.4	27.4	27.6	26.5
Selling, general and administrative	26.5	22.2	24.1	20.3
Depreciation and amortization	2.2	2.1	2.2	1.7
Impairment and restructuring charges	28.2	3.7	10.6	30.4

Loss from operations	(29.5)	(0.6)	(9.3)	(25.9)
Interest expense, net	5.0	1.2	3.0	1.0

Loss before income taxes	(34.5)	(1.8)	(12.3)	(26.9)
Income tax benefit	(5.4)	(0.6)	(1.6)	(7.5)

Net loss	(29.1)%	(1.2)%	(10.7)%	(19.4)%

Comparison of Results for the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Revenue. Revenue increased 6% to $176.3 million for the three months ended September 30, 2010 from $166.4 million for the same period in 2009, primarily due to the additional revenue in connection with the acquisition of NFI in September 2010, partially offset by a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 13% to $93.1 million for the three months ended September 30, 2010 from $82.1 million for the same period in 2009. Of the $11.0 million increase, $14.0 million was attributable to the acquisition of NFI in September 2010, which was partially offset by a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment revenue decreased 8% to $69.6 million for the three months ended September 30, 2010 from $75.5 million for the same period in 2009. Of the $5.9 million decrease, $6.5 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended September 30, 2010 and $1.6 million was attributable to the net effect of an increasing percentage of our days filled being attributable to lower bill rate specialties, partially offset by an increase in the average daily rate billed to clients. The decrease was partially offset by $2.2 million in revenue recognized in connection with the NFI acquisition.

Physician permanent placement services segment revenue was $8.7 million for both the three months ended September 30, 2010 and 2009. The acquisition of NFI contributed approximately $0.1 million revenue for the period ended September 30, 2010.

Home healthcare services segment revenue was $5.0 million representing one month of revenue for this segment for the period ended September 30, 2010. The home healthcare services segment was acquired with the NFI acquisition, and therefore had no revenue in the same period in 2009.

Cost of Revenue. Cost of revenue increased 6% to $128.0 million for the three months ended September 30, 2010 from $120.7 million for the same period in 2009. The increase was primarily due to the additional cost of revenue in connection with the acquisition of NFI in September 2010, partially offset by a reduction in costs primarily associated with the decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 11% to $69.1 million for the three months ended September 30, 2010 from $62.1 million for the same period in 2009. The $7.0 million increase included $10.1 million attributable to the acquisition of NFI in September 2010, offset by a reduction in costs primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue decreased 5% to $52.0 million for the three months ended September 30, 2010 from $54.9 million for the same period in 2009. Of the $2.9 million decrease, $4.7 million was attributable to a decrease in the number of days filled by healthcare professionals during the three months ended September 30, 2010. The decrease was partially offset by a $0.3 million increase attributable to the net effect of an increasing percentage of our days filled being attributable to higher pay rate specialties and an additional cost of revenue of $1.5 million in connection with the acquisition of NFI in September 2010.

Physician permanent placement services segment cost of revenue increased slightly to $3.8 million for the three months ended September 30, 2010 from $3.7 million for the same period in 2009.

Home healthcare services segment cost of revenue was $3.1 million for the three months ended September 30, 2010 as compared to $0 for the same period in 2009. The home healthcare services segment is a new segment acquired in connection with the NFI acquisition in September 2010.

Gross Profit. Gross profit increased 6% to $48.3 million for the three months ended September 30, 2010 from $45.6 million for the same period in 2009, representing gross margins of 27.4% for both periods. Gross margin by reportable segment for the three months ended September 30, 2010 and 2009 was 25.7% and 24.4% for nurse and allied healthcare staffing, 25.3% and 27.2% for locum tenens staffing, and 56.2% and 57.7% for physician permanent placement services, respectively. Gross margin for the newly acquired home healthcare services was 37.4% for the period of one month since the date of the NFI acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 27% to $46.8 million for the three months ended September 30, 2010 from $36.9 million for the same period in 2009. The increase was partly due to the addition of selling, general and administrative expenses incurred by NFI during the month of September 2010 which totaled $5.7 million. In addition, we incurred acquisition and integration related costs during the three months ended September 30, 2010 which totaled approximately $6.3 million, which are included in unallocated corporate overhead. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Three Months Ended September 30,
	2010	2009
Nurse and allied healthcare staffing	$15,359	$15,434
Locum tenens staffing	12,238	13,000
Physician permanent placement services	3,176	2,818
Home healthcare services	1,411	0
Unallocated corporate overhead	12,623	3,749
Stock-based compensation	1,955	1,931

	$46,762	$36,932

Depreciation and Amortization Expenses. Amortization expense increased to $1.5 million for the three months ended September 30, 2010 from $1.2 million for the same period in 2009, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense was $2.3 million for both the three months ended September 30, 2010 and 2009, with a decrease in depreciation expense from certain fixed assets becoming fully depreciated during the three months ended September 30, 2010 being offset by the additional depreciation on the newly acquired fixed assets from the NFI acquisition in September 2010.

Impairment and Restructuring Charges. We recorded $49.8 million in impairment and restructuring related charges during the three months ended September 30, 2010, as compared to $6.2 million for the same period in 2009. The $49.8 million impairment and restructuring charges during the three months ended September, 2010 were impairment charges related to goodwill and indefinite-lived intangibles on acquisitions made in prior years. The $6.2 million impairment and restructuring charges during the three months ended September 30, 2009 were related to restructuring charges as a result of the Company’s adjustments to its branding strategy and infrastructure.

Interest Expense, Net. Interest expense, net, was $8.8 million for the three months ended September 30, 2010 as compared to $2.1 million for the same period in 2009. Interest expense for the three months ended September 30, 2010 includes $5.2 million of costs incurred in the quarter in association with the amendment to the existing Tranche B term loan. The remainder of the increase in interest expense was attributable to the refinancing of our debt in connection with the NFI acquisition in September 2010.

Income Tax Benefit. We recorded an income tax benefit of $9.5 million for the three months ended September 30, 2010 as compared to income tax benefit of $1.1 million for the same period in 2009, reflecting effective income tax rates of 15.6% and 35.3% for these periods, respectively. The change in the effective income tax rate as compared to the same period in 2009 was primarily attributable to the amount of goodwill impairment charges recorded during the three months ended September 30, 2010, a portion of which was permanently nondeductible for tax purposes and their relationship to the amount of pre-tax income for the respective quarter. The estimated annual effective tax rate for 2010 of 12.9% is less than the United States federal statutory rate of 35% primarily due to a rate impact from provisions for uncertain tax positions of (2.5)%, goodwill impairment of (19.4)%, transaction costs of (1.1)%, an additional rate impact from other items of (0.5)% and a state tax rate, net of federal benefit, of 1.4%.

Comparison of Results for the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenue. Revenue decreased 24% to $468.9 million for the nine months ended September 30, 2010 from $615.1 million for the same period in 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment and partially offset by the additional revenue in connection with the acquisition of NFI in September 2010.

Nurse and allied healthcare staffing segment revenue decreased 32% to $243.9 million for the nine months ended September 30, 2010 from $357.1 million for the same period in 2009. The decrease was primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment, partially offset by $14.0 million additional revenue in connection with the acquisition of NFI in September 2010.

Locum tenens staffing segment revenue decreased 15% to $195.3 million for the nine months ended September 30, 2010 from $229.4 million for the same period in 2009. Of the $34.1 million decrease, $31.8 million was attributable to a decrease in the number of days filled by healthcare professionals during the nine months ended September 30, 2010 and $4.5 million was attributable to the net effect of an increasing percentage of our days filled being attributable to the lower bill rate specialties, partially offset by an increase in the average daily rate billed to clients. The decrease was partially offset by $2.2 million additional revenue in connection with the acquisition of NFI in September 2010.

Physician permanent placement services segment revenue decreased 14% to $24.7 million for the nine months ended September 30, 2010 from $28.6 million for the same period in 2009. The decrease was primarily attributable to the deferral of revenue in the nine months ended September 30, 2010 as compared to the recognition of deferred revenue during the nine months ended September 30, 2009 and a decrease in the number of active searches and placements during the nine months ended September 30, 2010. The decrease was partially offset by $0.1 million additional revenue in connection with the acquisition of NFI in September 2010.

Home healthcare services segment revenue was $5.0 million representing one month of revenue for this segment for the period ended September 30, 2010. The home healthcare services segment was acquired with the NFI acquisition and therefore had no revenue in the same period in 2009.

Cost of Revenue. Cost of revenue decreased 25% to $339.4 million for the nine months ended September 30, 2010 from $451.8 million for the same period in 2009. The decrease was primarily due to a decrease in the average number of temporary healthcare professionals on assignment and partially offset by the additional cost of revenue in connection with the acquisition of NFI in September 2010.

Nurse and allied healthcare staffing segment cost of revenue decreased 33% to $180.8 million for the nine months ended September 30, 2010 from $271.6 million for the same period in 2009. The decrease was primarily attributable to the decrease in the average number of temporary healthcare professionals on assignment, which was partially offset by a $10.1 million additional cost of revenue in connection with the acquisition of NFI in September 2010.

Locum tenens staffing segment cost of revenue decreased 14% to $144.7 million for the nine months ended September 30, 2010 from $168.6 million for the same period in 2009. Of the $23.9 million decrease, $23.3 million was attributable to a decrease in the number of days filled by healthcare professionals during the nine months ended September 30, 2010, and $2.1 million was attributable to the net of effect of an increasing percentage of our days filled being attributable to the lower pay rate specialties, partially offset by an increase in the average daily rate paid to the healthcare professionals. These decreases were partially offset by a $1.5 million additional cost of revenue in connection with the NFI acquisition in September 2010.

Physician permanent placement services segment cost of revenue decreased 9% to $10.6 million for the nine months ended September 30, 2010 from $11.6 million for the same period in 2009 primarily due to lower recruiter headcount and reduced direct marketing cost.

Home healthcare services segment cost of revenue was $3.1 million for the nine months ended September 30, 2010 as compared to $0 for the same period in 2009. The home healthcare services segment is a new segment acquired in connection with the NFI acquisition in September 2010.

Gross Profit. Gross profit decreased 21% to $129.5 million for the nine months ended September 30, 2010 from $163.3 million for the same period in 2009, representing gross margins of 27.6% and 26.5%, respectively. The decrease in gross profit was primarily due to the decrease in the average number of temporary healthcare professionals on assignment. The increase in gross margin was due to an improvement in gross margin within the nurse and allied healthcare staffing segment resulting from lower healthcare professional compensation costs as well as our higher margin physician permanent placement services segment representing a larger proportion of our business mix. Gross margin by reportable segment for the nine months ended September 30, 2010 and 2009 was 25.8% and 23.9% for nurse and allied healthcare staffing, 25.9% and 26.5% for locum tenens staffing, and 57.0% and 59.5% for physician permanent placement services, respectively. Gross margin for the newly acquired home healthcare services was 37.4% for only one month since the date of the NFI acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9% to $113.3 million for the nine months ended September 30, 2010 from $124.9 million for the same period in 2009. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009 and reduced bad debt expense resulting from favorable collection trends on previously reserved outstanding receivables. These reductions were partly offset by the addition of selling, general and administrative expenses incurred by NFI during the month of September 2010 which totaled $5.7 million. In addition, we incurred acquisition and integration related costs during the nine months ended September 30, 2010 which totaled approximately $7.4 million, which are included in unallocated corporate overhead. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Nine Months Ended September 30,
	2010	2009
Nurse and allied healthcare staffing	$38,437	$55,047
Locum tenens staffing	33,314	38,459
Physician permanent placement services	8,439	9,140
Home healthcare services	1,411	0
Unallocated corporate overhead	25,361	15,446
Stock-based compensation	6,344	6,761

	$113,306	$124,853

Depreciation and Amortization Expenses. Amortization expense increased to $3.9 million for the nine months ended September 30, 2010 from $3.6 million for the same period in 2009, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense decreased to $6.4 million for the nine months ended September 30, 2010 from $6.8 million for the same period in 2009, with the decrease primarily attributable to certain fixed assets have been fully depreciated during the nine months ended September 30, 2010, partially offset by the additional depreciation on the newly acquired fixed assets from the NFI acquisition in September 2010.

Impairment and Restructuring Charges. We recorded $49.8 impairment and restructuring charges during the nine months ended September 30, 2010, as compared to a $187.0 million for the same period in 2009. The $49.8 million impairment and restructuring charges during the nine months ended September, 2010 was impairment charges related to goodwill and indefinite-lived intangibles on acquisitions made in prior years. Of the $187.0 million of impairment and restructuring charges recorded during the nine months ended September, 2009, $175.7 million was impairment charges related to goodwill and indefinite-lived intangibles and $11.3 million was restructuring charges as a result of the Company’s adjustments to its branding strategy and infrastructure.

Interest Expense, Net. Interest expense, net, was $14.0 million for the nine months ended September 30, 2010 as compared to $6.6 million for the same period in 2009. Interest expense for the nine months ended September 30, 2010 included $5.2 million of costs incurred associated with the amendment to the existing Tranche B term loan. The remainder of the increase in interest expense was attributable to the refinancing of our debt in connection with the NFI acquisition in September 2010.

Income Tax Benefit. We recorded an income tax benefit of $7.4 million for the nine months ended September 30, 2010 as compared to income tax benefit of $46.1 million for the same period in 2009, reflecting effective income tax rates of 12.9% and 27.8% for these periods, respectively. The change in the effective income tax rate as compared to the same period in 2009 was primarily attributable to the amount of goodwill impairment charges recorded during the two respective nine month periods, a portion of which was permanently nondeductible for tax purposes and their relationship to the amount of pre-tax income for the two respective periods. We currently estimate our annual effective income tax rate to be approximately 12.9% for 2010, as compared to the 26.2% effective income tax rate in 2009. The estimated annual effective tax rate for 2010 of 12.9% is less than the United States federal statutory rate of 35% primarily due to a rate impact from provisions for uncertain tax positions of (2.5)%, goodwill impairment of (19.4)%, transaction costs of (1.1)%, an additional rate impact from other items of (0.5)% and a state tax rate, net of federal benefit, of 1.4%.

Liquidity and Capital Resources

In summary, our cash flows were:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$3,240	$93,150
Net cash used in investing activities	(4,041)	(6,358)
Net cash used in financing activities	(24,209)	(75,531)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At September 30, 2010, $216.6 million, net of discount, was outstanding under our credit facility with $27.2 million of available credit under the secured revolver portion of this facility.

On September 1, 2010, we amended and expanded our credit facility and entered into a Second Lien Credit Facility in connection with the NFI acquisition as discussed in further detail below.

We believe that cash generated from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowing under our revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing.

Operating Activities:

Net cash provided by operations during the nine months ended September 30, 2010 was $3.2 million, compared to $93.2 million for the same period last year. The decrease in net cash provided by operations was primarily attributable to the decrease in accounts receivable collection as a result of decreased revenue, which was partially offset by an increase in accounts payable and accrued expenses and accrued compensation and benefits during the nine months ended September 30, 2010. The number of days sales outstanding (“DSO”) was 67 days at September 30, 2010. DSO was 57 days and 53 days at December 31, 2009 and September 30, 2009, respectively. The increase in DSO compared to December 31, 2009 and September 30, 2009 was due in part to the acquisition of NFI in September 2010, which only contributed revenue for one month of the third quarter of 2010, but increased accounts receivable at September 30, 2010. Excluding the impact of the NFI acquisition, the DSO at September 30, 2010 was 54 days.

Investing Activities:

Capital expenditures were $2.4 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively. Our capital expenditure requirements may increase in the future as a result of our acquisition of NFI in September 2010. Restricted cash and cash equivalents balance was reduced by $1.1 million during the nine months ended September 30, 2010 as a result of certain outstanding letters of credit that expired during the period.

Our business acquisition expenditures were $3.2 million for the nine months ended September 30, 2010 compared to $0 for the same period in 2009. The business acquisition expenditures were primarily related to our acquisition of NFI in September 2010. This acquisition was financed through a combination of bank debt, cash provided by operations and AMN common and preferred stock.

Financing Activities:

Net cash used in financing activities during the nine months ended September 30, 2010 was $24.2 million, primarily due to paying off the NFI then-existing debt offset by the additional borrowings in connection with the First Amendment to our credit agreement discussed below. Net cash used in financing activities during the nine months ended September 30, 2009 was $75.5 million, primarily due to paying down our outstanding revolver and notes payable during the period. At September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit facility.

Amendment to Credit Agreement

On September 1, 2010, we entered into an amendment (the “First Amendment”) to the Credit Agreement dated December 23, 2009 (the “First Lien Credit Agreement”). The First Amendment, among other things, (a) extended the maturity date of the revolver portion of the First Lien Credit Agreement from December 23, 2012 to August 31, 2014, (b) extended the maturity date with respect to the Tranche B term loan portion of the First Lien Credit Agreement from December 23, 2013 to June 23, 2015, (c) increased the Tranche B term loan portion of the First Lien Credit Agreement by an additional $77.8 million, resulting in an aggregate principal amount of the Tranche B term loan portion of the First Lien Credit Agreement of $185.0 million, (d) increased the interest rate of both the revolver portion and the Tranche B term loan portion of the First Lien Credit Agreement as described below, (e) adjusted the scheduled amortization of the Tranche B term loan portion of the First Lien Credit Agreement as described below, (e) adjusted certain of the financial covenants and added a Minimum Liquidity and a Consolidated First Lien Leverage Ratio covenant and (f) permitted the incurrence of indebtedness under the Second Lien Credit Agreement (as defined below).

The revolver portion of the First Lien Credit Agreement, which can be drawn up to an amount of $40.0 million less letters of credit and swingline loans outstanding, carries an unused fee of 0.75% per annum. Borrowings under the revolver portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit facility.

Borrowings under the Tranche B term loan portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively.

There are no mandatory reductions in the revolving commitment under the revolver portion of the First Lien Credit Agreement. The Tranche B term loan portion of the First Lien Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 5% of the initial aggregate principal amount of the Tranche B term loan in the first year, 10% of the initial aggregate principal amount of the Tranche B term loan in the second year and 15% of the Tranche B term loan in the third and fourth years with any remaining amounts payable quarterly thereafter until the maturity date on June 23, 2015. We are required to make additional customary mandatory prepayments with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, as well as a percentage of the annual excess cash flow. Additionally, pursuant to the First Amendment, in connection with any prepayment of the Tranche B term loan with the proceeds of certain refinance event consummated prior to the first anniversary of the effective date, we will pay a premium in an amount equal to 1.0% of the aggregate principal amount of the Tranche B term loans prepaid.

Our First Lien Credit Agreement contains various financial covenants, including a minimum fixed charge coverage ratio, maximum consolidated leverage ratio, maximum consolidated First Lien leverage ratio, and minimum liquidity as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of September 30, 2010.

Second Lien Credit Agreement

On September 1, 2010, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with certain lenders (the “Second Lien Lenders”) to provide for a $40,000 second lien secured term loan facility (the “Second Lien Credit Facility”). On September 1, 2010, we borrowed the full amount under the Second Lien Credit Facility and used the proceeds along with the proceeds from Tranche B term loan and available cash to repay all outstanding indebtedness of NFI and to pay transaction costs relating to the acquisition agreement.

The maturity date of the Second Lien Credit Facility is September 1, 2016. The full principal amount of the Second Lien Credit Facility is payable on the maturity date.

Borrowings under the Second Lien Credit Facility bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively.

We are required to make customary mandatory prepayments of the Second Lien Credit Facility with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances. We are also required to make excess cash flow mandatory prepayments of the Second Lien Credit Facility within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2011, in an amount to be determined based on our Consolidated Leverage Ratio (as defined in the Second Lien Credit Agreement), less any voluntary prepayments of the Second Lien Credit Facility or any loans under the First Lien Credit Agreement made during the fiscal year. All such mandatory prepayments are only required to the extent all obligations under the First Lien Credit Agreement have been paid in full and the commitments to make additional credit extensions thereunder have been terminated.

Voluntary prepayments, or mandatory prepayments with the proceeds of certain debt issuances, of the Second Lien Credit Facility made during the first 18 months following the closing date are subject to a make-whole premium. Thereafter, prepayments are subject to a premium, which initially is 103% of the principal amount of loans prepaid and decreases over time.

The Second Lien Credit Agreement contains various customary affirmative and negative covenants and also contains financial covenants that require us to maintain a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the Second Lien Credit Agreement). We were in compliance with these requirements as of September 30, 2010. The payment obligations under the Second Lien Credit Agreement may also be accelerated upon the occurrence of customary events of default.

Borrowings

On September 1, 2010, we borrowed an additional $77.8 million under the First Lien Credit Agreement, which represents the increase in the Tranche B term loan portion of the First Lien Credit Agreement. The proceeds from such increase, along with the proceeds from the Second Lien Credit Facility and available cash on hand, were used to repay all outstanding indebtedness of NFI and to pay transaction costs relating to the acquisition agreement.

As of September 30, 2010 and December 31, 2009, the total term loan outstanding (including both the current and long term portions) net of discount, was $216.6 million and $105.6 million, respectively.

Financing Costs

Of the $8.9 million financing costs incurred in connection with the First Amendment and Second Lien Credit Facility, we recorded $5.2 million as interest expense in the period ended September 30, 2010, and capitalized the remaining amount as debt issuance costs, which will be amortized over the terms of the new credit facilities. Additionally, we realized a discount of $2.8 million on the term loan and Second Lien Credit Facility, which was recorded as an offset to the par value of the note payables on the condensed consolidated balance sheet and will be amortized to interest expense using the effective interest method.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our healthcare facility and other clients and due to the seasonal preferences for destinations of our temporary healthcare professionals, revenue, earnings and the number of temporary healthcare professionals on assignment are subject to moderate seasonal fluctuations.

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

•

our ability to continue to recruit and retain qualified temporary and permanent healthcare professionals at reasonable costs, in the face of future growth in employment rates and resulting constriction of supply;

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

•

the overall level of demand for services offered by temporary and permanent healthcare providers, which may be affected by adoption of alternative modes of healthcare delivery, the changing preferences of our clients and healthcare reform;

•	the ability of our clients to retain and increase the productivity of their permanent staff;

•

our ability to successfully design our strategic growth, acquisition and integration strategies and to implement those strategies, in particular, in our acquisition of Medfinders, and to integrate acquired companies’ accounting, management information, human resource and other administrative systems, and implement or remediate controls, procedures and policies at acquired companies;

•	our ability to innovate and to anticipate, interpret and adjust to actions by new and existing competition sources and technological changes;

•

failure to obtain stockholder approval of the optional and mandatory conversion provisions of the Preferred Stock and voting rights of the holders of shares of Preferred Stock, which would require us to continue to pay dividends at a rate of 11% per annum and could adversely affect our ability to raise additional capital and implement the Medfinders integration, our other business objectives and strategic goals;

•	our ability to leverage our cost structure;

•

access to and undisrupted performance of our management information and communication systems, including use of the Internet, and our candidate and client databases and payroll and billing software systems;

•	our ability to keep our client and provider-facing self-service web sites operational and without service interruptions;

•

our ability to grow and operate our business in compliance with legislation and regulations, including regulations that may directly or indirectly impact us, such as Medicare certification and reimbursement, state licensure and the Affordable Care Act;

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

During the nine months ended September 30, 2010, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into a new credit agreement and an amendment to our existing credit agreement in September 2010. Borrowings under the secured term loan facility portion of the credit agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Credit Facility bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million for the nine months ended September 30, 2010.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (in its capacity as the Representative), dated as of July 28, 2010 **

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated August 29, 2010, by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. ***

3.1	Certificate of Designations of Series A Conditional Convertible Preferred Stock ***

3.2	Seventh Amended and Restated By-laws of AMN Healthcare Services, Inc., effective July 27, 2010 **

4.1	First Amendment to Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower (the “Borrower”), AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

4.2	Second Lien Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower (the “Borrower”), AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

4.3	Registration Rights Agreement, dated September 1, 2010, by and among AMN Healthcare Services, Inc. and the stockholders named therein ***

10.1	Stockholders Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010 **

10.2	Severance and Non-Competition Agreement, dated July 28, 2010, entered into between AMN Healthcare, Inc. and Robert Livonius **

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Bary G. Bailey pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Bary G. Bailey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
***	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, filed on September 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010

/s/ BARY G. BAILEY
Name:	Bary G. Bailey
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)