Form 10-K
period 2010-12-31
AMN HEALTHCARE SERVICES INC
filed 2011-03-11
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010, or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 was $244,416,996 based on a closing sale price of $7.48 per share.

As of March 4, 2011, there were 39,186,103 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of stockholders to be held on April 12, 2011 have been incorporated by reference into Part II and Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Our Company

AMN Healthcare Services, Inc. is the nation’s largest provider of comprehensive healthcare staffing and clinical workforce management solutions. As the leading provider of travel nurse, local (per diem) nurse, allied and locum tenens (temporary physician) staffing services, we recruit and place healthcare professionals on assignments of variable lengths with clients throughout the United States. On September 1, 2010, we completed the acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, one of the nation’s leading providers of clinical workforce managed services programs. The strategic acquisition has broadened our managed service capabilities, making us the nation’s largest provider of clinical workforce managed services programs and recruitment process outsourcing solutions. The acquisition also provided for our entry into home healthcare services. Through our managed services program, we offer healthcare organizations flexible, customized workforce management solutions with the goal of reducing costs and improving the quality and consistency of their supplemental staff. We also provide healthcare clients with permanent placement services for clinicians.

Our clients utilize our clinical workforce management solutions and our healthcare staffing services to cost-effectively manage their clinical workforce needs, both temporary and permanent. Physicians, in particular, are significant drivers of our clients’ revenue, influencing many hospitals, healthcare facilities and physician practice groups to contract with search firms such as us to recruit physicians for their permanent needs as well. Short and long-term shortages in our clients’ staff arise due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules and new unit openings. Increasingly, our clients are looking for proven and stable partners that provide an integrated clinical workforce approach that enables them to achieve high quality patient outcomes more efficiently. We believe our clients contract with us because of our access to a large national network of quality temporary and permanent healthcare professionals, our proven workforce management solutions, our reputation for quality and innovation and our reliable and superior customer service. Our staffing clients include acute and sub-acute healthcare facilities, physician groups, dialysis centers, clinics, ambulatory surgery centers, retail and mail-order pharmacies, home health agencies and long-term care facilities. Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer clinical positions typically in all 50 states and in a variety of work environments and clinical settings.

We use distinct brands to market our differentiated services throughout the healthcare staffing spectrum. We market our travel nurse and allied staffing services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single staffing and clinical management services provider with access to healthcare professionals from multiple recruitment brands. We market our locum tenens and physician permanent placement services under brand names, including Staff Care® and Merritt Hawkins®. Additionally, we market our pharmacy staffing services to retail customers under the company name Rx Pro Health®. We market our local staffing and home healthcare services under the brand name Nursefinders®. We use a multi-brand recruiting strategy to enhance our ability to successfully attract healthcare professionals in the United States and internationally. We market our staffing opportunities to healthcare professionals under recruitment brands that include American Mobile® Healthcare, Nursefinders®, Medical ExpressSM, NurseChoice®, NursesRx®, Med Travelers®, Club Staffing®, Rx Pro Health®, O’Grady Peyton International®, Staff Care®, Linde Healthcare®, Kendall & Davis® and Merritt Hawkins®. Each brand has a distinct clinician focus, market strength and brand reputation.

Physicians, nurses and allied healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position. We provide our temporary healthcare professionals with an attractive benefit package that may include free or subsidized housing, meals and incidentals, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance, and, for employed professionals, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from the thousands of current and former healthcare professionals who have worked with us.

With the acquisition of NFI, we added the home healthcare services segment, which operates through a network of Company-owned and franchised offices. We conduct home nursing and therapy services operations through our 19 licensed offices, located in 10 states, from which we provide home healthcare services to individuals with acute-care illness, long-term chronic health conditions, permanent disabilities, terminal illnesses and post-procedural needs. Reimbursement sources include government programs, such as Medicare and Medicaid, and private sources, such as health insurance plans, managed care organizations, long-term care insurance plans and personal funds.

Competition

The healthcare staffing, recruitment and managed services industry is highly competitive. We compete in national, regional and local markets for both healthcare professionals and hospital and healthcare facility clients. We compete with staffing and workforce management companies for hospital and healthcare facility clients primarily on the basis of the depth and quality of our healthcare professionals, the quality and breadth of our service offerings and our experience and reputation in delivering these services, our national footprint, our customer service and our recruitment expertise. When recruiting for healthcare professionals, in addition to other recruitment and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and interim staffing pools. We compete for healthcare professionals primarily on the basis of customer service, recruitment and placement expertise, the quantity, diversity and quality of available assignments and placement opportunities, compensation packages and, for our temporary nurses and allied healthcare professionals, the benefits that we provide to them while they are on assignment.

We believe that larger, national firms that offer a broad spectrum of services such as us enjoy distinct advantages over smaller, local and regional competitors in the healthcare staffing, recruitment and clinical workforce managed services industry. We generally have access to a larger pool of available candidates, substantial word-of-mouth referral networks and recognizable brand names, enabling us to attract a consistent flow of new applicants. The breadth of our services also allows us to provide even greater value through a more strategic, comprehensive and integrated approach to our clients. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification. We also believe a solid financial structure provides an advantage as the provision of payroll and housing services are working capital intensive. This advantage may be amplified during periods of tight credit markets and general depressed economic conditions.

Some of our competitors in the clinical workforce managed services, travel nurse, allied and locum tenens staffing sectors include Cross Country Healthcare, CHG Healthcare Services, On Assignment and LocumTenens.com. The local per diem industry is highly fragmented with thousands of small, local companies. National competitors include Medical Staffing Network, Supplemental Health Care, Maxim Healthcare Services, and Favorite Healthcare Staffing. The competitors in our permanent placement division are primarily regional rather than national players, with the exception of Jackson & Coker. The home healthcare industry is highly fragmented with the four largest organizations representing less than 10% of the total revenues in the industry.

Demand and Supply Drivers

Demand Drivers

•

Demographics and Advances in Medicine and Technology.    We believe that the demand for both temporary and permanent healthcare professionals will increase as the United States population grows and ages and medical technological advances result in longer life expectancy and chronic illnesses. In addition, enhanced healthcare technology has increased the demand for specialty clinicians who are qualified to operate advanced medical equipment and perform complex medical procedures.

•

Physician and Nursing Shortage.    Many regions of the United States are experiencing a shortage of physicians, registered nurses and certain allied healthcare professionals. While the extent of the physician shortage is debated, the Bureau of Labor Statistics’ last estimates projected that the incremental job openings for physicians and surgeons from 2008 to 2018 will be 144,100, an increase of 22% over ten years. When nurse vacancy rates increase, nurse staffing order levels typically increase as well. In September 2004, the U.S. Department of Health and Human Services reported that the registered nurse workforce is expected to be 36% below projected requirements by 2020. The demand for our nursing staffing services is correlated with activity in the permanent labor market at hospitals. An overall growing need for healthcare professionals is subject to cyclical fluctuations as general economic conditions can impact unemployment rates and patient demand for healthcare services. Factors that we believe are contributing to the current and long-term supply shortage of healthcare professionals include:

—	Aging of Physician and Nurse Population. Approximately 47% of all licensed physicians in the United States are 50 years and older, and according to the Association of Medical Colleges, nearly one-third of all physicians will retire in the next decade. The U.S. Department of Health and Human Services has reported that nurses over the age of 50 comprised 45% of the total nurse population in 2008, compared with 33% in 2000.

—	Shortage of Medical and Nursing Schools. A shortage of qualified faculty and funding limits the availability of medical and nursing schools to prospective healthcare professionals. Many believe that the numbers of medical and nursing schools today are insufficient to generate the number of healthcare professionals needed to address the current and projected shortage.

—	Healthcare Professionals Leaving Patient Care Environments for Different Career Opportunities. The U.S. Department of Health and Human Services reported that among employed nurses age 55 and older in 2008, 13% intend to leave the nursing profession within the next one to three years to either retire or take a position outside of nursing, with an additional 9% planning to leave their current nursing jobs and unsure if they will remain in nursing. Healthcare professionals’ career opportunities have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer healthcare professionals attractive positions which involve work that may be perceived as more rewarding, and with increased compensation, less demanding work schedules and more varied career progression and opportunity.

—	Physicians Leaving Practices Due to Burdens of Malpractice Insurance and Medical Insurance Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and frustrated with claim billing restrictions and paperwork. The cost of malpractice insurance is also considered a motivator for physicians to leave private practice.

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

•

Shift to Flexible Staffing Models.    Nurse wages comprise the largest percentage of hospitals’ labor expenses. A focus on cost-effective healthcare service delivery could lead more hospitals and other healthcare facilities to adopt adjustable staffing models and outsourced, integrated workforce management solutions that may include utilization of flexible staffing resources such as temporary healthcare professionals. During periods of high general unemployment like 2009 and 2010, many facilities rely on the willingness of permanent part-time and full-time staff to work additional hours rather than temporary staffing agencies to fill their needs.

•

Patient Demand.    Patients have increasing access to healthcare information through various channels including the internet and advertising. With this information, many patients in recent years have taken a more active role in their own healthcare management, including requesting diagnostic tests and elective and non-elective procedures. This increased patient demand for healthcare services is generally expected to drive an increased need for healthcare professionals; however, if poor economic conditions continue, such an increase may be offset in the short or medium term by a continued reduction in elective procedures related to high unemployment or higher rates of the uninsured and underinsured.

•

Medical Insurance Reimbursement.    Reimbursement levels and coverage by government agencies and insurance companies can drive fluctuations in demand for the particular specialties or procedures that are impacted. The 2010 Affordable Care Act, as well as healthcare reform legislation on the state level, increasingly impacts reimbursement levels for various healthcare services and procedures, which in turn impacts the relative demand for various clinical specialties.

•

Healthcare Reform.    It is widely anticipated the Affordable Care Act ( in its current form), will result in a substantial increase in the number of newly insured Americans that will require access to care, increasing the need for physicians, nurses and other allied health professionals in various healthcare settings in and outside of the traditional acute-care hospital, which could increase demand for our services.

Supply Drivers

•

Traditional Reasons for a Healthcare Professional to Work on a Temporary Assignment.    Temporary staffing allows healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, manage work/life balance, earn supplemental income, build their resumes, try out different clinical settings, reduce administrative burdens, allow for a transitional period between permanent jobs and avoid unwanted workplace politics that may accompany a permanent position. Benefits available to temporary healthcare professionals, which vary based on the nature of the assignment, may include competitive wages, professional liability insurance coverage, professional development opportunities, meals and incidentals, free or reimbursed travel, health insurance, and free or subsidized housing. All of these opportunities have been constant supply drivers which continue to attract new healthcare professionals into our industry.

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

•

Nurses Choose Travel Staffing Due to the Nursing Shortage.    In times of nursing shortages, permanent staff nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Many experienced nurses choose to leave their permanent employer and look for a more flexible and rewarding position. This may be offset in times of economic difficulties when general unemployment levels may reduce hospital attrition rates due to nurses or their spouses’ employment or job security concerns.

•

Legislation Allowing Nurses to Be Mobile.    The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining new state licenses. The recognition legislation has been implemented in 24 states.

•

Physician Seeking Hospital Employment.    Physicians are increasingly seeking direct placement with hospitals to enhance their work-life balance and achieve a more consistent income level resulting in higher job satisfaction, and this trend is anticipated to increase with the implementation of the Affordable Care Act.

Growth Strategy

Our goal is to expand our leadership position within the comprehensive healthcare staffing and clinical workforce management solutions sector in the United States. The key components of our business strategy include:

•

Delivering Differentiated Value and Innovation Through Expanded and Enhanced Service Offerings.    To further enhance the growth in our business, diversify into new and more recurring revenue sources, and improve our competitive position in the healthcare staffing and clinical workforce management solutions sector, we constantly explore what additional services we can provide to better serve those needs, including offering managed services programs and recruitment process outsourcing. As a result of this constant focus on the needs of our clients and our agility in quickly responding, we acquired NFI in September of 2010. This acquisition clearly established our company as the market leader in providing holistic workforce management solutions to our clients and significantly enhanced our recurring revenue stream through the addition of over 100 new managed services contracts. In addition to expanding our workforce managements services line with it recurring revenue stream, we continue to introduce new service offerings such as home health and local staffing services in select regions of the company. Possible areas of expansion depend upon their alignment with the following key criteria: deliver long-term value to our shareholders; align with our core expertise of recruitment, credentialing, and access to clinical labor; strengthen and broaden our client relationships; offer opportunities to reduce exposure to economic cycles and enhance our long-term sustainable, differentiated business model.

•

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities.    We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients, while also developing new relationships. Hospitals and healthcare facilities are seeking a strong business partner who can fulfill the quantity, breadth and quality of their temporary and permanent staffing needs and help them develop strategies for the most cost-effective staffing models. In addition, over the past few years, hospitals and healthcare facilities have shown an interest in working with fewer vendors in order to improve efficiency. We believe that our larger size, reputation for quality and proven ability to fill our clients’ staffing needs provide us with the opportunity to serve our client facilities implementing this vendor consolidation strategy. Because we possess the largest national network of available physician, nurse and allied healthcare professionals, and are the largest managed service provider in the industry, we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective management and staffing solutions to meet their staffing needs.

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

•

Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base.    We seek to increase our operational effectiveness, efficiency, scalability and agility through our proven multi-brand recruiting strategy, large network of healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our multi-brand recruiting strategy for temporary nurses and allied healthcare professionals generally allows a recruiter in any of our nurse or allied staffing brands to take advantage of all of our nationwide placement opportunities. In addition, our information systems and operational support and customer service personnel permit our recruiters to spend more time focused on the placement of our healthcare professionals. Over the past two years, we have streamlined our temporary nurse and allied operations and continue to condense the number of brands to leverage the brand awareness and brand equity of our strongest brands. Going forward, our brand portfolio will be supported by a more streamlined operating structure with the opportunity for greater, more distinct differentiation for each of the healthcare professional-facing brands, and greater leveraging of brand equity and awareness across our facility client-facing brands.

•

Providing Innovative Technology.    We continue to be an innovation leader in healthcare staffing by providing on-line services and tools to both our hospital and healthcare facility clients and our healthcare professionals. Through our SingleSource® technology, we provide online resources for hospital and healthcare facility clients to streamline their communications and process flow to secure and manage staffing services. Another on-line resource, The Service Connection, provides our healthcare professionals the ability to track assignment information and complete key forms electronically. Both sites offer secure access and self-service features twenty-four hours a day, seven days a week.

•

Building the Strongest Management Team to Optimize Our Business Model.    We continue to focus on training and professional development for all levels of management and sales staff and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients.

•

Capitalizing on Strategic Acquisition Opportunities.    In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions, subject to credit availability or access to the capital markets. In the period following acquisitions, we have sought to achieve the anticipated cost and revenue synergies of the combinations, leverage our client relationships and orders across our divisions, integrate back-office functions and, where appropriate, maintain brand differentiation in the recruitment of healthcare professionals.

Business Overview

Services Provided

Nurse and Allied Healthcare Staffing Segment

Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce management and staffing solutions, including a comprehensive managed services workforce solution in which we can manage all of the temporary nursing and allied needs for a client; a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs and more traditional staffing service solutions of local, short and long-term assignment lengths. The nurse and allied healthcare staffing segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(t)”.

Nurses.    We provide medical nurses, surgical nurses, specialty nurses, licensed practical or vocational nurses, advanced practice nurses, surgical technologists and dialysis technicians in a wide range of specialties for temporary assignments throughout the United States. The majority of our assignments are in acute-care hospitals, including teaching institutions, trauma centers and community hospitals. Nurses comprised approximately 81% of total nurse and allied temporary healthcare professionals working for us in 2010. We place our qualified nurse professionals with premier, nationally recognized hospitals and hospital systems. While the majority of nurses that we place on assignment have been educated and trained in the United States, we recruit English-speaking internationally trained nurses from foreign countries through our O’Grady Peyton International brand for 12-24 month assignments. In addition, we offer a shorter-term staffing solution of four to eight weeks under our NurseChoice brand to address hospitals’ urgent need for registered nurses. NurseChoice is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. Beginning in 2010, with the acquisition of NFI, we also offer local (per diem) staffing. Local staffing involves the placement of locally based healthcare professionals on daily shift work on an as needed basis. Hospitals and healthcare facilities often give only a few hours notice of their local staffing assignments, which require a quick turnaround from their staffing agencies of generally less than 24 hours.

Allied Health Professionals.    We provide allied health professionals under brands that include Med Travelers, Club Staffing and Rx Pro Health to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprised approximately 19% of the total nurse and allied temporary healthcare professionals working for us in 2010.

Locum Tenens Staffing Segment

Under our Staff Care and Linde Healthcare brands, we place physicians of all specialties, certified registered nurse anesthetists (“CRNA”), nurse practitioners and dentists on a temporary basis (“locum tenens”) as independent contractors with all types of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. These professionals are recruited nationwide and typically placed on multi-week contracts with assignment length ranging from a few days up to one year. The locum tenens staffing segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(t)”.

Physician Permanent Placement Services Segment

We provide physician permanent placement services under our Merritt Hawkins and Kendall & Davis brands to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we are primarily paid for our services through a blend of retained search fees and variable fees tied to work performed and successful placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery. The physician permanent placement services segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(t)”.

Home Healthcare Services Segment

With the acquisition of NFI on September 1, 2010, we added the home healthcare services segment. We provide home healthcare services to individuals with acute-care illness, long-term chronic health conditions, permanent disabilities, terminal illnesses and post-procedural needs. Our home healthcare services are subject to extensive federal, state and local laws and regulations. Such laws and regulations include federal Medicare and state licensing requirements, periodic audits by government agencies, and mandatory compliance with federal and state antifraud, anti-abuse, and anti-kickback statutes and regulations. The home healthcare services segment’s revenue and operating income are provided in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(t)”.

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer healthcare professionals placement opportunities and provide staffing solutions to our hospital and healthcare facility clients throughout the United States. We typically generate revenue in all 50 states. During 2010, the largest percentages of our revenue were concentrated in California, Texas, Maryland, New York, Florida and Pennsylvania.

The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients include hospitals and healthcare systems such as Kaiser Foundation Hospitals, Georgetown University Hospital, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. No single client healthcare system comprised more than 10% of revenue and no single client facility comprised more than 3% of revenue for the year ended December 31, 2010.

Our Business Model

We have developed and continually refine our business model to achieve greater levels of productivity and service delivery efficiency. Our model is designed to optimize the communication with, and service to, both our healthcare professionals and our hospital and healthcare facility clients.

Marketing and Recruitment of New Healthcare Professionals

We believe that physician, nursing, allied and home healthcare professionals are attracted to us because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments that provide the opportunity to work at numerous attractive locations throughout the United States. We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of healthcare professionals, while still leveraging operational efficiencies.

In our effort to attract and retain highly qualified healthcare professionals, we offer a variety of benefits to our employed professionals. These benefits may include: free or subsidized housing, meals and incidentals, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance and, for employed professionals, a 401(k) plan and health insurance.

Screening, Licensing and Quality Management

Through our quality service departments, we screen all nursing, allied and home healthcare professional and locum tenens candidates prior to placement. We continue to evaluate our healthcare professionals after they are placed to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our healthcare professionals have the appropriate experience, credentials and skills for the assignments they accept. Additionally, these processes enable us to assist with licensing and privileging for our physicians placed on assignments. Our experience has shown us that well-matched placements result in more satisfied healthcare professionals and healthcare facility clients.

Placement

Through our nurse and allied healthcare staffing segment, we provide acute-care facilities as well as other healthcare facilities with a range of clinical workforce management and staffing solutions. These offerings include a comprehensive managed services workforce solution in which we can manage all of the temporary nursing and allied needs for a client, a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs and more traditional staffing service solutions of local, short and long-term assignment lengths. Under our national sales approach, staffing orders are generally entered into our information network by our account managers and are available to the recruiters at all of our recruitment brands. The account managers develop a relationship with the healthcare facility, arrange telephone interviews between the temporary healthcare professional and the facility, and confirm offers and placements with the healthcare facility. At the same time, our recruiters seek to develop and maintain strong and lasting relationships with our healthcare professionals.

For the locum tenens staffing and physician permanent placement services segments, orders for temporary physicians or permanent placement requests are generated by our national marketing teams. Our national presence and infrastructure enable us to provide physicians with a variety of attractive client locations, perquisites and opportunities for career enhancement. Our recruiters and account representatives work together using proprietary information systems to fill orders and schedule physicians on temporary assignments. Our permanent placement recruiters work closely with our clients and marketing team to recruit and fill permanent placement requests. We also have the ability to cross-sell our permanent placement and temporary placement services to our clients.

Our home healthcare services segment obtains patients and clients primarily through personal and corporate sales presentations, telephone marketing calls, and referrals from presentations to physicians, hospital discharge planners, senior care managers, facilities such as assisted living facilities and community association such as the Alzheimer’s Association. We maintain a dedicated sales force responsible for generating local, regional and national referrals, as well as our company website that describes the Company, its services and products.

Client Billing

During 2010, we billed substantially all of the temporary nurse, allied and physician healthcare professionals on assignment based on hours and days worked contracts. Under hours and days worked contracts, the temporary healthcare professional is either our employee for payroll and benefits purposes or an independent contractor typically paid directly by us on behalf of the hospital and healthcare facility clients. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly or daily rate that effectively includes reimbursement for recruitment fees, compensation and for the temporary healthcare professionals who are our employees, any benefits and any applicable employer taxes. Housing, travel expenses, and meals and incidentals, if applicable, are either included in the hourly/daily rate or billed separately. Overtime, shift differential and holiday hours worked are typically billed at a premium rate. In turn, we pay the temporary healthcare professional’s wages or contracted fees, housing, travel costs, and meals and incidentals costs if applicable, and any other benefits. Providing payroll services is a value-added and convenient service that hospitals and healthcare facilities generally expect from their supplemental staffing sources.

For our physician permanent placement services, we typically bill clients for a search initiation fee, hours worked and expenses on the search engagement and a non-refundable placement fee once the placement occurs.

For our home healthcare services, we generally bill for all authorized services provided based on established or contracted fee schedules.

Information Systems

Our management information and communications systems, including our financial reporting systems, are primarily centralized and controlled in our corporate headquarters in San Diego, CA, with additional systems for our physician businesses centralized and controlled at our offices in Irving, TX and other systems for our recently acquired NFI local staffing and home health business divisions centralized and operated in our offices in Arlington, TX. We have developed and currently operate proprietary information systems that include integrated processes for healthcare professional and healthcare facility contract management, matching of healthcare professionals with client assignments, healthcare professional file submissions for placements, quality management tracking, managing compensation packages and managing healthcare facility contract and billing terms. These systems provide our staff with fast, detailed information regarding individual healthcare professionals and hospital and other clients and are scalable to support future business growth. We use leading commercial package systems for our home healthcare services segment and our corporate back-office functions. In addition, we maintain a backup data center to provide continued system operations in case of a major disaster or system outage.

Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We regularly analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately and adjust our sales and operational approach to these areas. We have also developed educational materials for distribution to our healthcare professionals that are targeted to address specific work-injury risks and documentation of clinical events.

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

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. We provide services on a contract basis and, for most of our business lines, with the exception of our home health services segment, are paid directly by the hospital, healthcare facility and physician practice group clients. Accordingly, Medicare, Medicaid and managed care reimbursement policies do not affect those businesses directly, though reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly impact that business. In our new home healthcare services segment, we are paid directly by Medicare, Medicaid and other state-funded programs, and thus regulations that reduce utilization rates, increase eligibility criteria or reduce reimbursement rates may all negatively directly impact a portion of this segment’s revenue opportunities. As discussed in “Item 1A. Risk Factors”, we continue to monitor healthcare reform legislation and regulatory changes for potential impact on our business.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. We are currently licensed in states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse and allied healthcare staffing divisions, as well our locum tenens company, Staff Care, Inc., and several of our local staffing offices have all received Joint Commission certification based on a review of our compliance with national standards. We were the first healthcare staffing firm in the country to receive the prestigious Joint Commission certification as a corporate system with multiple staffing sites.

In addition to state licensing requirements, our home healthcare services are subject to other state laws and regulations, including periodic audits by government agencies and Medicaid regulations. Moreover, certain of our home healthcare offices are Medicare providers which entail an additional level of compliance and regulations.

Most of the healthcare professionals that we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We take appropriate steps to validate that our healthcare professionals possess all necessary licenses and certifications.

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

Employees

As of December 31, 2010, we had approximately 1,833 corporate employees. During the fourth quarter of 2010, we had an average of about 5,518 nurse, allied and other clinical healthcare professionals contracted to work for us, and days filled by our physician and CRNA independent contractors totaled 48,502. Days filled is calculated by dividing the physician and CRNA independent contractor hours filled during the period by eight hours.

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

A continued significant economic downturn and slow recovery could result in less demand from clients or otherwise negatively affect our clients, either of which could negatively impact our financial condition and results of operations.

Demand for staffing services is sensitive to changes in the level of economic activity. As economic activity slowed down, hospitals and other healthcare entities experienced decreased attrition and reduced their use of temporary employees before undertaking layoffs of their regular employees and increasingly relied on internal staff retention and recruitment efforts, resulting in decreased demand for our healthcare professionals. In times of economic downturn and high unemployment rates, permanent full time and part time healthcare facility staff were generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary healthcare professionals has impaired our ability to recruit and place both temporary and permanent placement healthcare professionals, and the continuing effect of the recession and the slow pace of recovery may continue to depress our revenues and profitability.

Many healthcare facilities will utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Alternatively, when hospital admissions decrease, due to reduced consumer spending affecting elective surgery volume, general unemployment causing an increase in under- and uninsured patients and other factors, as we have seen in the recession, the demand for our temporary healthcare professionals may decline. This may have an even greater negative impact on demand for physicians in certain specialties such as surgery and anesthesiology. In addition, we may experience more competitive pricing pressure during periods of patient occupancy and hospital admission downturns, negatively impacting our revenue and profitability. Additionally, a continued economic downturn could result in higher unemployment claims. As a result, the significant economic downturn and slow recovery could have a material adverse effect on our business, financial condition and results of operations.

Over the past three years, general worldwide economic conditions resulted in a situation where there was limited availability and access to credit and capital markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and higher unemployment. While indications are that our business has stabilized, it is unclear when the demand environment will return to normalized levels. These conditions make it difficult for our clients and us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, our clients, in particular our clients reliant on state government funding, may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, we may be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate continue to remain depressed or deteriorate further, we may record additional charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

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

Currently, there is a shortage of qualified doctors, nurses and certain allied healthcare professionals in the United States. High general unemployment levels may reduce the number of healthcare professionals willing to take on temporary assignments as opposed to permanent positions, a tendency which may continue and lag a general economic recovery. We may be unable to continue to maintain or increase the number of temporary and permanent healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to recruit and retain temporary and permanent healthcare professionals depends on several factors, including our ability to provide our healthcare professionals with assignments and placements that they view as attractive and to provide our temporary healthcare professionals with competitive compensation packages and fees. The costs of attracting healthcare professionals and providing them with attractive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients. If we are unable to charge rates to our hospital and healthcare facility clients to cover these costs, our profitability could decline. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, our service execution may deteriorate and, as a result, we could lose clients.

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

Our business depends upon our ability to secure and fill new profitable orders and searches from our hospital, healthcare facility and physician practice group clients because we generally do not have long-term, exclusive or guaranteed contracts.

We increasingly provide clinical staffing managed services programs and have preferred staffing relationships with our hospital clients, especially in our nursing business, under which we manage their clinical interim staffing needs. Nevertheless, outside of our managed service program offering, we generally do not have long-term, exclusive or guaranteed order contracts for temporary healthcare staffing with our clients. Our hospital, healthcare facility and physician practice group clients are generally free to award contracts, place orders and new searches with our competitors. Therefore, we must maintain positive relationships with these clients to continually secure new profitable searches and orders from them and then fill those needs.

Some hospitals and healthcare facility clients choose to utilize vendor management service companies or staffing associations owned by member healthcare facilities that may act as intermediaries with staffing firms such as us. While we are currently the largest provider of managed services programs in our industry, competition is expected to intensify with many new entrants appearing. The success of such competitors may impact both our managed services and our traditional staffing services sales opportunities. In addition, we provide services to some of our government clients through businesses such as small businesses or minority-owned contractors who have received set-aside awards. These various intermediary organizations may impact our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with healthcare facility clients, as well as impact the profitability of these client relationships.

Consolidation and concentration in buyers of healthcare staffing services could impact demand and pricing of our services, in addition to our ability to mitigate credit risk.

We extend credit and payment terms to our customers. In addition to ongoing credit evaluations of our clients’ financial condition, we traditionally seek to mitigate our credit risk by managing client concentration. We have seen an increase in staffing customers’ use of intermediaries such as vendor management service companies and group purchasing organizations, which may provide these organizations enhanced bargaining power. Similarly, our own success in winning managed services contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. We have also seen some recent consolidation of healthcare systems. To the extent that these trends exist and continue, it could lead to a greater concentration of buyers of healthcare staffing services and less diversification of our customer base which could impact demand and pricing for our services, as well as our ability to mitigate credit risk.

The demand for our services, and therefore the profitability of our business, may be adversely affected by changes in staffing needs due to the adoption of alternative modes of healthcare delivery, staffing preferences of our healthcare facility clients and fluctuations in hospital admissions.

The settings for the delivery of patient services are continually evolving and implicate alternative modes of healthcare delivery, such as home based care. Demand for our services is affected by government mandates and the public’s adoption and demand for such new modes of healthcare delivery, by our clients’ evolving needs in light of that demand, and by our ability to adapt to fill those needs. Demand for our services is also affected by the staffing needs and preferences of our healthcare facility clients, as well as by fluctuations in patient occupancy at our client healthcare facilities due to economic factors and seasonal fluctuations that are beyond our control. Historically, hospitals in certain geographical regions have experienced significant seasonal fluctuations in admissions, and needed to be able to adjust their staffing levels to accommodate the change in patient census; however, seasonal fluctuations have diminished in recent years, negatively impacting demand for our seasonal staffing services.

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

We are subject to federal and state healthcare industry regulation including professional licensure, conduct of operations, and costs and payment for services and payment for referrals, as well as laws regarding employment practices, government contracting and immigration.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, costs and payment for services and payment for referrals.

We provide staffing, workforce management and recruitment services on a contract basis to our clients, and with the exception of our home healthcare services business, are paid directly by our hospital, healthcare facility and physician practice group clients. As a result, other than in our home healthcare services business, we are not directly impacted by Medicare, Medicaid and managed care reimbursement policy changes. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our hospital, healthcare facility and physician practice group clients could receive reduced reimbursements or be excluded from coverage, because of a change in the rates or conditions set by federal or state governments, as we have experienced in the radiology specialties. In addition, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, as could the Company, as a government contractor, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with the laws and regulations. Such changes in federal reimbursement program laws and regulations, or the exclusion of our hospital, healthcare facility and physician practice group clients from such programs could adversely affect our clients which in turn could also adversely affect the prices and demand for our services. A significant portion of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders, and the profitability of these contracts and orders, may be affected by government legislation, regulation or policy. Additionally, in providing services to state and federal government clients, we are also subject to specific laws and regulations which government agencies have broad latitude to enforce. Any regulatory or policy changes or modification of application of existing regulations could adversely affect our ability to contract with these government agencies or the costs of operations of serving these clients, and as a result impact revenues and profitability.

For our home healthcare services, we are paid directly by Medicare, Medicaid and other state-funded programs, and thus regulations which reduce utilization rates, increase eligibility criteria or reduce reimbursement rates may all negatively directly impact a portion of this segment’s revenue opportunities. In addition, unfavorable audit results may impact our ability to do business under certain government funded programs and/or within a certain area or region.

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

In 2010, Congress passed the Affordable Care Act, providing for extensive healthcare reform. The measure is being legally challenged. If sustained, many of its reforms are scheduled to be phased in over a number of years. Many questions remain concerning the impact of this legislation, including to what extent it will cause the federal or one or more state governments to assume a larger role in the healthcare system, expand healthcare coverage of Americans, and/or impose new and potentially significant restrictions on reimbursement. Given the legal challenges and open questions, we cannot predict the impact of healthcare reform legislation on our clients or the direct or indirect impact on us. The implementation of such healthcare reforms in their current form would impact our clients and may affect certain aspects of our business, including through: changes to provider reimbursement methods and payment rates which could impact demand for and pricing of our services; the manner in which we contract with physicians and other healthcare professionals or with hospitals and/or other healthcare clients; the imposition of additional medical, administrative, technology or other costs on us and/or clients; and the regulation of the collection, use, disclosure, maintenance and disposal of individually identifiable health information. These changes could have the long-term impact of reducing our revenues, increasing our costs, or requiring us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, our financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected by such changes.

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

An effective growth management strategy is necessary to organically grow our current operations, and if we do not successfully execute on this growth strategy, our profitability could decline. Our acquisition and integration strategy involves significant risks and uncertainties, including appropriate valuation of target companies, continuing severe liquidity issues in the credit markets, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, significant expenditures of cash and other resources and assumption of debt that may ultimately negatively impact our overall financial performance. In 2010, we completed the acquisition of NFI, which presents risks including: difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees or customers of the acquired companies, the diversion of management attention from existing operations and significant expenditures of cash and other resources. If we are not able to fully integrate the operations of the acquired businesses with our own in an efficient and cost-effective manner, including implementation or remediation of controls, procedures and policies at the acquired business, and integration of each company’s accounting, management information, human resource and other administrative systems, this would negatively impact our financial performance. Moreover, we continue to explore strategic acquisition opportunities to supplement our organic growth strategy. However, the disruption in the global financial markets may impact our ability to obtain debt or equity financing on acceptable terms.

Difficulties in maintaining our management information and communications systems, or disruptions to our client and provider-facing self-service websites, may negatively impact our business operations and as a result, our financial performance.

Our ability to deliver our staffing services to our hospital, healthcare facility and physician practice group clients and manage our internal systems depends to a large extent upon our access to and the performance of our management information and communications systems, including our client and provider-facing self-service web sites. These systems also maintain accounting and financial information, which we depend upon to fulfill our financial reporting obligations. If these systems do not adequately support our operations, these systems are damaged or service is disrupted or if we are required to incur significant additional costs to repair, maintain or expand these systems, our business and financial results could be materially adversely affected. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters or service interruptions, and the loss of systems information could result in disruption to our business.

The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely impact our profitability.

Although it is general industry standard to treat certain healthcare professionals, such as physicians, as independent contractors, federal or state taxing authorities may take the position that such professionals are employees subjecting the company to additional wage and insurance claims, and employment and payroll-related taxes. The State of California taxing authorities have taken the position that our healthcare professionals, including physicians, are employees and as such subject to payroll-related taxes. The Company is contesting the State of California’s position, as further described under “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11(a), Commitments and Contingencies—Legal.” A reclassification of our locum tenens to employees from independent contractors could result in liability that would have a significant negative impact on the profitability of the period in which assessed, and would require changes to our payroll and related business processes, which could be costly. In addition, many states have laws which prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians are classified as employees, we could be found in violation of state laws that prohibit the corporate practice of medicine, which would have a substantial negative impact on our profitability.

The impact of medical malpractice and other claims asserted against us could subject us to substantial liabilities.

Our clients and healthcare professionals are subject to legal actions alleging malpractice or related legal theories. Because we recruit and assist in credentialing of these healthcare professionals, and in certain cases, employ these healthcare providers, claims may also be brought against us relating to the recruitment and qualification of these healthcare professionals and the quality of medical care provided by our healthcare professionals while on assignment or after placement with our clients. We are at times named in these lawsuits regardless of our contractual obligations, the competency of the healthcare professional, the standard of care provided by the healthcare professional or the quality of service that we provided. In some instances, we are contractually required to indemnify hospital, healthcare facility and physician practice group clients against some or all of these potential legal actions.

Also, we may be subject to various employment claims from our corporate employees and healthcare professionals. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities by us, as well as our hospital and healthcare facility clients and their agents. We maintain various types of insurance coverage, including professional liability, and employment practices, through insurance carriers, and/or we self-insure for these claims through accruals for retention reserves. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our hospital, healthcare facility and physician practice group clients, thereby reducing our profitability. Our insurance coverage and reserve accruals may not be sufficient to cover all claims against us, and we may be exposed to substantial liabilities.

If we are unable to execute our business strategy, our profitability, cash flow and, consequently, our compliance with debt covenants and our liquidity could be negatively impacted.

Our success is dependent on our ability to execute our business strategy, which necessarily involves the successful operation of a number of integral components and business objectives. Our ability to execute these business objectives is dependent upon a sufficient cash flow and capital structure to support the business. If general economic conditions or other factors result in our margins or cash flow being significantly impaired, our compliance with our debt covenants could be negatively impacted. Our credit facility contains financial covenants that require us to maintain maximum leverage ratios, minimum fixed charge coverage ratios and minimum liquidity ratio as further described under “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7, Notes Payable and Credit Agreement.” Our ability to comply with these covenants will depend in part upon our reported financial results, which as indicated above are dependent on our ability to execute our business strategy. If we are not in compliance with such covenants, we would be in default under our credit facility, the lender could call the debt and we could be unable to secure further borrowing.

The loss of key officers and management personnel could adversely affect our ability to remain competitive.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2012, which is renewable on an annual basis. Other senior members of the team are employees at will with standard severance agreements. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.

We have valuable brand identities we have developed and acquired, and a substantial amount of goodwill and indefinite lived intangibles on our balance sheet that may have the effect of decreasing our earnings or increasing our losses in the event that we are required to recognize an impairment to goodwill or indefinite lived intangibles.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends on our ability to maintain our brand identities for existing services and effectively build up brand image for new services. We cannot assure that additional expenditures and our continuing commitment to marketing will have the desired impact on our brands’ value. We have goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and indefinite lived intangibles acquired. We evaluate goodwill and indefinite lived intangibles for impairment annually, or when evidence of potential impairment exists. In the event impairment is identified, a charge to earnings would be recorded. Although an impairment charge to earnings for goodwill and indefinite lived intangibles would not affect our cash flow, it would decrease our earnings or increase our losses, as the case may be, and our stock price could be adversely affected. Due to the decline in our market capitalization resulting in such market capitalization being below our book equity value during the third quarter of 2010, we performed interim impairment testing at our reporting unit level as of August 31, 2010, prior to the acquisition of NFI, and finalized the interim impairment testing during the fourth quarter of 2010. As a result, we recorded total impairment charges of $50.8 million, pretax, pursuant to the interim impairment testing for the year ended December 31,

2010. In addition, we performed our annual impairment testing on the goodwill and indefinite lived intangibles as of October 31, 2010, our annual impairment testing date, and no additional impairment was identified. The impairment test is based on several factors requiring judgment. If the current economic conditions continue to deteriorate causing further decline in our stock price, additional impairments to one or more reporting units could occur in future periods whether or not connected to the annual impairment analysis. We will continue to monitor the recoverability of the carrying value of our goodwill and indefinite lived intangibles. See additional information in “Critical Accounting Principles and Estimates in Part II, Item 7.”

We have a substantial accrual for self-insured retentions on our balance sheet, and any significant adverse adjustments in these accruals may have the effect of decreasing our earnings or increasing our losses.

We maintain accruals for self-insured retentions for professional liability, health insurance, workers compensation and other employment practices related matters on our balance sheet. Generally, increases to these accruals do not immediately affect our cash flow, but a significant increase to these self-insured retention accruals may decrease our earnings. We determine the adequacy of our self-insured retention accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third party administrators, and actuarial firms, as well as industry experience and trends. If such information collectively indicates that our accruals are overstated or understated, we reduce or provide for additional accruals, as appropriate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We believe that our leased space is adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. In accordance with, and as required by, the terms of our credit agreement, we have pledged substantially all of our assets and properties to our lenders under our credit agreement to secure our obligations thereunder. Our principal leases for office space as of December 31, 2010 are identified in the chart below:

Location	Square Feet (1)
San Diego, California (corporate headquarters)	171,944
Irving, Texas (all segments)	117,467
St. Louis, Missouri (locum tenens staffing segment)	26,765
Arlington, Texas (all segments)	25,819

(1)	Represents the total leased space excluding sub-leased space.

Item 3.	Legal Proceedings

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AHS”. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2009
First Quarter	$8.92	$4.56
Second Quarter	$8.07	$4.94
Third Quarter	$10.61	$5.94
Fourth Quarter	$11.00	$7.80

Year Ended December 31, 2010
First Quarter	$10.00	$6.00
Second Quarter	$10.00	$7.32
Third Quarter	$7.55	$4.14
Fourth Quarter	$6.44	$4.76

As of March 3, 2011, shares were held by approximately 180 stockholders of record, and the last reported sale of our common stock on the New York Stock Exchange was $7.47 per share. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

On December 21, 2010, we filed a Registration Statement on Form S-3 with the SEC to register the resale of up to 10,718,486 shares of common stock by certain stockholders in connection with our acquisition of NFI.

From time to time, we repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. During the fourth quarter of 2010, we did not repurchase any shares of our common stock.

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future determination to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants in our Credit Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Dividend obligation with regard to our preferred stock is disclosed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9 (a), Capital Stock – Preferred Stock.”

The following table sets forth information required by this item as of December 31, 2010 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	3,883,760	$10.86	1,547,592
Equity compensation plans not approved by security holders	501,715	$5.63	—

Total	4,385,475	$10.26	1,547,592

Additional information regarding our equity award plans and plan activity for the years ended December 31, 2010, 2009 and 2008 is provided in our consolidated financial statements in this Annual Report on Form 10-K in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10, Stock-Based Compensation.”

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act of 1933, as amended.

The graph below compares the total stockholder return on our common stock with the total stockholder return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2005 in our common stock, the stocks comprising the NYSE Market Index, and the stocks comprising the BTEA.

	12/05	12/06	12/07	12/08	12/09	12/10
AMN Healthcare Services, Inc.	100.00	139.23	86.80	42.77	45.80	31.04
NYSE Composite	100.00	120.47	131.15	79.67	102.20	108.88
Dow Jones US Business Training & Employment Agencies	100.00	115.88	85.33	52.61	80.29	96.70

Item 6.	Selected Financial Data

The selected financial and operating data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” appearing elsewhere in this Annual Report on Form 10-K. Our statements of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data at December 31, 2010 and 2009 are derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited financial statements that do not appear herein. We completed our acquisition of NFI on September 1, 2010, therefore the consolidated statement of operations for the year ended December 31, 2010 only includes the result of operations of NFI since the date of acquisition. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$689,217	$759,790	$1,217,200	$1,164,022	$1,081,703
Cost of revenue	497,691	555,369	900,211	860,857	792,415

Gross profit	191,526	204,421	316,989	303,165	289,288

Operating expenses:
Selling, general and administrative	168,128	157,241	230,656	218,250	205,499
Depreciation and amortization	15,084	13,812	14,439	11,674	10,325
Impairment and restructuring charges	50,832	186,977	—	—	—

Total operating expenses	234,044	358,030	245,095	229,924	215,824

Income (loss) from operations	(42,518)	(153,609)	71,894	73,241	73,464
Interest expense, net	19,771	11,955	10,690	12,457	16,698

Income (loss) before income taxes	(62,289)	(165,564)	61,204	60,784	56,766
Income tax expense (benefit)	(10,298)	(43,387)	26,847	24,403	21,431

Net income (loss)	$(51,991)	$(122,177)	$34,357	$36,381	$35,335

Net income (loss) per common share:
Basic	$(1.49)	$(3.75)	$1.03	$1.06	$1.08

Diluted	$(1.49)	$(3.75)	$1.02	$1.04	$1.02

Weighted average common shares outstanding:
Basic	34,840	32,615	33,375	34,377	32,662

Diluted	34,840	32,615	33,811	34,880	34,504

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,883	$27,053	$11,316	$18,495	$4,422
Total assets	562,110	389,004	642,817	623,658	615,562
Total notes payable, including current portion and discount	214,686	105,621	114,816	146,968	173,380
Total stockholders’ equity	153,455	170,844	284,133	266,200	234,769

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the nation’s largest providers of comprehensive healthcare staffing and clinical workforce management solutions. As the leading provider of travel nurse, local (per diem) nurse, allied and locum tenens (temporary physician) staffing services, we recruit and place healthcare professionals on assignments of variable lengths with clients throughout the United States. On September 1, 2010, we completed the acquisition of NFI, one of the nation’s leading providers of clinical workforce managed services programs. The strategic acquisition has broadened our managed service capabilities, making us the nation’s largest provider of clinical workforce managed services programs and recruitment process outsourcing solutions. The acquisition also provided for our entry into home healthcare services. Settings we staff include acute-care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Through our managed services program, we offer healthcare organizations flexible, customized workforce management solutions. We also provide healthcare clients with permanent placement services for clinicians.

We conduct business through four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services.

For the year ended December 31, 2010, we recorded revenue of $689.2 million, as compared to revenue of $759.8 million for 2009. We recorded a net loss of $(52.0) million, which included a pre-tax impairment and restructuring charges of $50.8 million, for the year ended December 31, 2010, as compared to net loss of $(122.2) million for 2009, which also included a pre-tax impairment and restructuring charges of $187.0 million.

Nurse and allied healthcare staffing segment revenues comprised 54% and 57% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce management and staffing solutions, including a comprehensive managed services workforce solution in which we can manage all of the temporary nursing and allied needs for a client; a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs; and more traditional staffing service solutions of local, short and long-term assignment lengths.

Locum tenens staffing segment revenues comprised 38% of total consolidated revenues for each of the years ended December 31, 2010 and 2009. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while these clients seek permanent candidates or explore expansion. Our clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% of total consolidated revenues for each of the years ended December 31, 2010 and 2009. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. Using a distinctive consultative approach, we are generally paid for our services through a blend of retained search fees and variable fees tied to our performance. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

With the acquisition of NFI, we added the home healthcare services segment. Since home healthcare services revenue has been recognized for only four months since the acquisition, it comprised only 3% of total consolidated revenue for the year ended December 31, 2010. We provide home healthcare services to individuals with acute-care illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses, and post-procedural needs. Our home healthcare services are subject to extensive federal, state, and local laws and regulations. Such laws and regulations include federal Medicare and state licensing requirements, periodic audits by government agencies, and mandatory compliance with federal and state antifraud, anti-abuse, and anti-kickback statutes and regulations.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have extended our service offerings beyond the transactional traditional travel nurse and allied temporary staffing, locum tenens physician staffing, and physician permanent placement services, to more recurring revenue sources such as clinical workforce management offerings that include innovative solutions such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients that assist them in improving their financial and operational results through productivity and candidate quality enhancements. We have continually sought and evaluated strategic opportunities, through both acquisitions and internal product development, to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

In furtherance of this strategy, on September 1, 2010, we completed the acquisition of NFI, one of the nation’s leading providers of clinical workforce managed services programs. With the addition of NFI, we have also expanded into home healthcare services and local nurse and allied staffing, largely in support of our managed services programs. We also supplemented our travel nurse and allied, locum tenens and permanent placement divisions with this acquisition. We believe that the expansion of our service lines resulting from this combination will substantially improve our ability to deliver an innovative, total workforce management and staffing solution to our broad and growing client base. We also believe that this strategic opportunity will allow us to achieve additional sales and operating efficiencies. The success of the acquisition and our execution on the integration can be seen in the resulting revenue and cost synergies. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Business Combinations.”

Recent Trends

During periods of higher unemployment rates, more healthcare professionals remain in their current employment, which causes a reduction in facilities’ employee attrition. This lower attrition results in decreased demand for temporary or new permanent healthcare professionals and, to a lesser extent, affects the supply of candidates available for travel assignments. Toward the end of 2008, and in the first half of 2009, demand decreased considerably in the nurse and allied healthcare staffing segment, due to widespread and unprecedented economic conditions. Demand began stabilizing in the latter half of 2009 and has shown incremental sequential quarterly improvement in most segments throughout 2010, but remains at levels below what we have experienced prior to 2009. For our clients, the economic conditions severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, improved internal permanent hiring rates, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors, in turn, reduced demand for our services as hospitals placed an increased reliance on permanent labor to meet staffing needs.

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

Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians, our mix of business had shifted to favor therapy staffing. This trend was tempered however, by the addition of the NFI allied business which increased our imaging and lab volumes and decreased our therapy ratio.

In our locum tenens staffing segment, we have seen improved order levels across most specialties. In 2010, revenue associated with our federal government clients declined from the prior year, but we have seen moderate improvement in the second half of the year.

Earlier in the year, our physician permanent placement services segment saw a slight improvement in demand, but continues to feel demand pressure as clients respond to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts.

The home healthcare services segment we recently entered with the acquisition of NFI is subject to extensive federal and state regulation and control. Increasingly, governments are responding to fiscal challenges by trying to reduce their spendings on Medicare, Medicaid and other state-funded programs through reducing utilization rates, increasing eligibility criteria and reducing reimbursement rates, which all negatively impact a portion of our revenue opportunities in government funded reimbursement. Our home healthcare services segment has a variety of payor sources, including private pay, but a significant portion of the business is through federal or state funded programs, so like many of our competitors, we experienced small declines in revenue throughout 2010 as we try to replace these reduced revenue sources and adjust our operations accordingly.

In 2010, Congress passed the Affordable Care Act, providing for extensive healthcare reform. As noted, the measure is being legally challenged and, if sustained, many of its reforms are scheduled to be phased in over a number of years. Accordingly, many questions remain concerning the impact of this legislation, including to what extent it will cause the government to assume a larger role in the healthcare system, expand healthcare coverage of Americans, and/or impose new and potentially significant restrictions on reimbursement. Given these open questions, we cannot predict the impact of the legislation on our clients or the direct or indirect impact on us. The implementation of such healthcare reforms in their current form would impact our clients and may affect certain aspects of our business, including through: changes to provider reimbursement methods and payment rates which could impact demand for and pricing of our services; the manner in which we contract with physicians and other healthcare professionals or with hospitals and/or other healthcare clients; the imposition of additional medical, administrative, technology or other costs on us and/or or clients; and the regulation of the collection, use, disclosure, maintenance and disposal of individually identifiable health information.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill and Intangible Assets

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analyses to assess the recoverability of the goodwill and indefinite-lived intangible assets as of October 31 of each year. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. The discount rates used and the control premium assumed in determining the fair value of our reporting units are impacted by the market values of the company’s stock during the period of evaluation. This control premium is based on detailed analysis that considers appropriate industry, market, economic and other pertinent factors, including indications of such premium from data on recent acquisition transactions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Our six reporting units are domestic nurse staffing, international nurse staffing, allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

With the decline in our market capitalization resulting in such market capitalization being below our book equity value during the third quarter of 2010, we performed interim impairment testing at our reporting unit level as of August 31, 2010, prior to the acquisition of NFI. Our reporting units are our operating segments. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. We generally determine the fair value of our reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill.

During the third quarter of 2010, we completed the first step of our goodwill impairment testing which indicated that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed market value for our equity during the third quarter of 2010, which impacts the implied discount rates, and lower projected near term growth rates in the healthcare staffing industry, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a preliminary pre-tax goodwill impairment charge of approximately $40.9 million during the third quarter of 2010. During the fourth quarter of 2010, we finalized the valuation of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of goodwill and recorded an additional goodwill impairment charge of $1.0 million.

During the fourth quarter of 2010, we performed our annual impairment test as of October 31, 2010, which included the goodwill acquired in connection with the NFI acquisition, and determined there was no further impairment of goodwill. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of at least 10% would be required before any reporting unit would have a carrying value in excess of its fair value. However, changes in our estimates, such as forecasted cash flows, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our allied healthcare staffing and physician permanent placements reporting units. The fair value of our domestic nurse staffing reporting unit significantly exceeded its respective book value. However, the calculated fair value of our allied healthcare staffing and physician permanent placement services reporting units exceeded their respective carrying value by a narrower margin. No events or circumstances have occurred subsequent to October 31, 2010 that indicate that further impairment may have occurred.

In addition, during the third quarter of 2010, we recorded pre-tax impairment charges of $8.6 million and $0.3 million related to certain indefinite-lived intangibles in our locum tenens staffing segment and physician permanent placement services segment, respectively. These charges were also included in impairment and restructuring charges on the consolidated statement of operations for the year ended December 31, 2010.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our long-lived intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that long-lived intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. We have analyzed our amortizable long-lived assets for impairment and determined that there is no impairment at December 31, 2010 and 2009.

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

Self-Insured Health Benefit Claims Reserve

We maintain an accrual for self-insured health benefits we provide to our corporate employees and certain temporary healthcare professionals, which is included in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual is based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. Historically, our accrual for health insurance has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals and from the delivery of healthcare services to patients in their home. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of related subcontractor expense. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the customer. Payables to the subcontractors of $19,783 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2010.

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

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, is the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. We have appealed the EDD’s assessment as we do not believe the assessment has merit. However, on September 5, 2008 we made a payment to the EDD in the amount of $2.3 million to cease the accrual of interest while the appeal is pending. Of the $2.3 million payment, $1.8 million was related to periods prior to the acquisition of the MHA Group, Inc. (“MHA”), which included Staff Care, Inc., in November 2005 and $0.5 million was related to the post-acquisition period. As part of the acquisition agreement of MHA, the MHA selling shareholders indemnified us with respect to the $1.8 million related to the pre-acquisition period. On August 31, 2009, we signed a settlement agreement with the MHA selling shareholders to release them from any further liability under the assessment in exchange for their release of claim to an additional $1.5 million in the holdback reserve. As a result of this settlement, we recorded a benefit to pre-tax income in the third quarter of 2009 of $1.5 million, but will be liable for any future costs related to the EDD assessments. There is potential exposure subsequent to the assessment period, but we believe the exposure to be immaterial to our consolidated financial statements.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Guidance is also provided for recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially affect our results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include four reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; (3) physician permanent placement services; and (4) home healthcare services. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2010	2009	2008
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	72.2	73.1	74.0

Gross profit	27.8	26.9	26.0
Selling, general and administrative	24.4	20.7	18.9
Depreciation and amortization	2.2	1.8	1.2
Impairment and restructuring charges	7.4	24.6	—

Income (loss) from operations	(6.2)	(20.2)	5.9
Interest expense, net	2.9	1.6	0.9

Income (loss) before income taxes	(9.1)	(21.8)	5.0
Income tax expense (benefit)	(1.5)	(5.7)	2.2

Net income (loss)	(7.6)%	(16.1)%	2.8%

Comparison of Results for the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenue.    Revenue decreased 9.3% to $689.2 million for 2010 from $759.8 million for 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment and partially offset by the additional revenue in connection with the acquisition of NFI in September 2010. While our industry remains under pressure in this high unemployment and generally weak economic environment, there are indications that we will experience moderate growth in most of our businesses throughout 2011.

Nurse and allied healthcare staffing segment revenue decreased 13.9% to $371.2 million for 2010 from $431.1 million for 2009. The $59.9 million decrease was primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment, partially offset by approximately $54.8 million additional revenue from the acquisition of NFI in September 2010. During 2010, the decline in the average number of temporary healthcare professionals on assignment was primarily attributable to the decrease in demand resulting from the widespread and unprecedented economic downturn.

Locum tenens staffing segment revenue decreased 9.3%, to $264.7 million for 2010 from $291.8 million for 2009. Of the $27.1 million decrease, $31.0 million was attributable to a decrease in the number of days filled by healthcare professionals during 2010 and $5.6 million was attributable to the net of effect of a mix shift to our lower bill rate specialties partially offset by an increase in the average daily rate billed to clients. The decrease was partially offset by $9.5 million additional revenue from the acquisition of NFI in September 2010.

Physician permanent placement services segment revenue decreased 7.9% to $34.0 million for 2010 from $36.9 million for 2009. The decrease was primarily attributable to the deferral of revenue during 2010 as compared to the recognition of deferred revenue during 2009 and a decrease in the number of active searches and placements during 2010. The decrease was partially offset by $0.9 million additional revenue from the acquisition of NFI in September 2010.

Home healthcare services segment revenue was $19.3 million representing four months of revenue for this segment for 2010. The home healthcare services segment was acquired with the NFI acquisition, and therefore had no revenue in 2009.

Cost of Revenue.    Cost of revenue decreased 10.4% to $497.7 million for 2010 from $555.4 million for 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment and partially offset by the additional cost of revenue from the acquisition of NFI in September 2010. As we experience a moderate increase in demand, we anticipate an increase in cost of revenue due to a higher number of healthcare professionals on assignment and, in the case of the nurse and allied healthcare staffing segment, we expect to see a nominal increase in total housing and compensation required to recruit healthcare professionals.

Nurse and allied healthcare staffing segment cost of revenue decreased 15.6% to $274.8 million for 2010 from $325.7 million for 2009. The decrease of $50.9 million was almost entirely due to a decrease in the average number of temporary healthcare professionals on assignment, which was partially offset by approximately $39.5 million in additional cost of revenue from the acquisition of NFI in September 2010.

Locum tenens staffing segment cost of revenue decreased 8.5%, to $196.6 million for 2010 from $214.8 million for 2009. Of the $18.2 million decrease, $22.8 million was attributable to a decrease in the number of days filled by healthcare professionals during 2010, and $1.8 million was attributable to the net of effect of a mix shift to our lower pay rate specialties partially offset by an increase in the average daily rate paid to the healthcare professionals. These decreases were partially offset by a $6.4 million additional cost of revenue from the NFI acquisition in September 2010.

Physician permanent placement services segment cost of revenue decreased 4.7% to $14.2 million for 2010 from $14.9 million for 2009 primarily due to lower recruiter headcount and reduced direct marketing cost.

Home healthcare services segment cost of revenue was $12.1 million in 2010. The home healthcare services segment is a new segment acquired in connection with the NFI acquisition in September 2010.

Gross Profit.    Gross profit decreased 6.3% to $191.5 million for 2010 from $204.4 million for 2009, representing gross margins of 27.8% and 26.9%, respectively. The increase in gross margin was due to an improvement in gross margin in our nurse and allied healthcare staffing segment along with the impact of four months contribution of the higher margin home healthcare services segment to our consolidated results. Gross margin by reportable segment for 2010 and 2009 was 25.9% and 24.4%, respectively, for nurse and allied healthcare staffing, 25.7% and 26.4%, respectively, for locum tenens staffing, 58.4% and 59.6%, respectively, for physician permanent placement services. Gross margin for the newly acquired home healthcare services was 37.1% for the period of four month since the date of the NFI acquisition. As indicated above, we expect to see an increase in total housing and compensation expenses as we experience an increase in demand, but anticipate our margins remaining relatively stable in 2011.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 6.9% to $168.1 million for 2010 from $157.2 million for 2009. The increase was mainly due to the addition of selling, general and administrative expenses incurred by NFI during 2010, which totaled approximately $17.8 million, which was partially offset by the reduction in expenses as a result of cost-reduction actions taken during 2009. In addition, we incurred acquisition and integration related costs during 2010 which totaled approximately $9.4 million, which are included in unallocated corporate overhead. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Years Ended December 31,
	2010	2009
Nurse and allied healthcare staffing	$61,029	$67,315
Locum tenens staffing	46,166	48,251
Physician permanent placement services	11,931	12,146
Home healthcare services	5,573	—
Unallocated corporate overhead	35,145	20,820
Stock-based compensation	8,284	8,709

	$168,128	$157,241

Depreciation and Amortization Expenses.    Amortization expense increased to $5.9 million for 2010 from $4.8 million for 2009, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense increased slightly to $9.2 million for 2010 from $9.0 million for 2009. The increase was primarily attributable to the additional depreciation on the newly acquired fixed assets from the NFI acquisition in September 2010, partially offset by certain fixed assets becoming fully depreciated during 2010.

Impairment and Restructuring Charges.    We recorded $50.8 of impairment and restructuring charges in 2010, as compared to $187.0 million for impairment and restructure charges in the same period in 2009. The $50.8 million impairment and restructuring charges recorded in 2010 were related solely to goodwill and indefinite-lived intangibles on acquisitions made in prior years. Impairment charges by reportable segment recorded during 2010 were $13.7 million for nurse and allied healthcare staffing segment, $30.3 million for locum tenens staffing segment and $6.8 million for physician permanent placement services segment. Of the $187.0 million of impairment and restructuring charges recorded in 2009, $175.7 million was for impairment charges related to goodwill and indefinite-lived intangibles and $11.3 million was for restructuring charges as a result of the Company’s adjustments to its branding strategy and infrastructure.

Interest Expense, Net.    Interest expense, net, was $19.8 million for 2010 as compared to $12.0 million for 2009. Interest expense for 2010 includes $5.1 million of costs incurred in association with the amendment to the existing Tranche B term loan in September 2010 in connection with the NFI acquisition, with 2009 interest expense including $3.5 million of costs associated with refinancing our credit facility. The remainder of the increase in interest expense was attributable to increasing and refinancing our debt in connection with the NFI acquisition.

Income Tax Benefit.    We recorded an income tax benefit of $10.3 million for 2010 as compared to $43.4 million for 2009, reflecting effective income tax rates of 16.5% and 26.2% for these periods, respectively. The change in the effective income tax rate was primarily attributable to the difference in the amount of goodwill impairment charges recorded during 2010 and 2009, a portion of which was permanently nondeductible for tax purposes, transaction costs related to the NFI acquisition, a portion of which were treated as permanently nondeductible for tax purposes and the change in pretax income year over year and its relationship to permanent differences. The annual effective tax rate for 2010 of 16.5% is less than the United States federal statutory rate of

35% primarily due to a rate impact from provisions for uncertain tax positions of (1.9)%, goodwill impairment of (17.9)%, transactions costs of (1.4)%, an additional rate impact from other items of (1.1)% and a state tax rate, net of federal benefit of 3.8%.

Comparison of Results for the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenue.    Revenue decreased 38% to $759.8 million for 2009 from $1,217.2 million for 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue decreased 49% to $431.1 million for 2009 from $843.7 million for 2008. Of the $412.6 million decrease, $416.5 million was attributable to a decrease in the average number of temporary healthcare professionals on assignment, which was partially offset by an increase in the average bill rates charged to hospital and healthcare facilities. During 2009, the decline in the average number of temporary healthcare professionals on assignment was attributable to the considerable decrease in demand resulting from the widespread and unprecedented economic downturn, as well as from lower volume from our O’Grady Peyton business due to visa restrictions.

Locum tenens staffing segment revenue decreased 9% to $291.8 million for 2009 from $322.0 million for 2008. Of the $30.2 million decrease, $27.3 million was attributable to a decrease in the number of days filled by healthcare professionals during 2009 and $2.9 million was attributable to the net of effect of a mix shift to our lower bill rate specialties partially offset by an increase in the average daily rate billed to clients.

Physician permanent placement services segment revenue decreased 28% to $36.9 million for 2009 from $51.5 million for 2008. The decrease was primarily attributable to a decrease in the number of active searches and placements during 2009.

Cost of Revenue.    Cost of revenue decreased 38% to $555.4 million for 2009 from $900.2 million for 2008, primarily due to a decrease in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue decreased 49% to $325.7 million for 2009 from $642.0 million for 2008. The decrease of $316.3 million was almost entirely due to a decrease in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue decreased 9% to $214.8 million for 2009 from $237.3 million for 2008. Of the $22.5 million decrease, $20.1 million was attributable to a decrease in the number of days filled by healthcare professionals during 2009, and $2.4 million was attributable to the net of effect of a mix shift to our lower pay rate specialties partially offset by an increase in the average daily rate paid to the healthcare professionals.

Physician permanent placement services segment cost of revenue decreased 29% to $14.9 million for 2009 from $20.9 million for 2008 primarily due to reduced direct marketing cost and lower recruiter headcount.

Gross Profit.    Gross profit decreased 36% to $204.4 million for 2009 from $317.0 million for 2008, representing gross margins of 26.9% and 26.0%, respectively. The increase in gross margin was due to our nurse and allied healthcare staffing segment decreasing in proportion to our higher margin locum tenens staffing and physician permanent placement services segments as well as an improvement in gross margin within the nurse and allied healthcare staffing segment. Gross margin by reportable segment for 2009 and 2008 was 24.4% and 23.9% for nurse and allied healthcare staffing, 26.4% and 26.3% for locum tenens staffing and 59.6% and 59.4% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 32% to $157.2 million for 2009 from $230.7 million for 2008. The decrease was primarily due to lower employee and office related expenses as a result of cost-reduction actions taken throughout 2009, $4.5 million in actuarial-based reductions in the professional liability reserve as well as a benefit of $1.5 million due to the settlement with the selling shareholders of MHA recorded during 2009. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Years Ended December 31,
	2009	2008
Nurse and allied healthcare staffing	$67,315	$116,281
Locum tenens staffing	48,251	58,690
Physician permanent placement services	12,146	15,222
Unallocated corporate overhead	20,820	31,141
Stock-based compensation	8,709	9,322

	$157,241	$230,656

Depreciation and Amortization Expenses.    Amortization expense increased slightly to $4.8 million for 2009 from $4.7 million for 2008. Depreciation expense decreased to $9.0 million for 2009 from $9.7 million for 2008, with the decrease primary attributable to certain fixed assets having been fully depreciated during 2009.

Impairment and Restructuring Charges.    Due to the continued economic downturn and our lower market capitalization, we performed interim impairment testing during the first quarter of 2009. We determined that the fair values of certain reporting units were lower than their respective carrying values. The decrease in value was due to the depressed equity market values and lower projected near term growth rates in the healthcare staffing industry that rapidly deteriorated in the first quarter, lowering the anticipated growth trend used for goodwill impairment testing. Estimated impairment charges related to goodwill and indefinite-lived intangibles were $175.7 million for the three months ended March 31, 2009. No impairment charges were incurred for 2008. Estimated impairment charges by reportable segment recorded during the first quarter of 2009 were $143.5 million for nurse and allied healthcare staffing and $32.2 million for locum tenens staffing. During the second quarter of 2009, we finalized the fair value of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of our goodwill and any resulting goodwill impairment with no additional impairment charges recorded. We also performed annual impairment testing as of October 31, 2009, and determined there was no further impairment of goodwill and indefinite-lived intangibles. Additionally, during 2009, we implemented strategic branding and consolidation initiatives resulting in the Company incurring termination costs for employees and lease liabilities. Restructuring charges of $11.3 million were recorded in 2009, of which $9.0 million was for nurse and allied healthcare staffing, $0.4 million for locum tenens staffing and $1.9 million for physician permanent placement services.

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

Income Tax Expense (Benefit).    We recorded an income tax benefit of $43.4 million for 2009 as compared to income tax expense of $26.8 million for 2008, reflecting effective income tax rates of 26.2% and 43.9% for these periods, respectively. The change in the effective income tax rate was primarily attributable to the goodwill impairment charges recorded during 2009, a portion of which was permanently nondeductible for tax purposes, and an increase in our unrecognized tax benefits.

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$8,089	$98,732	$63,694
Net cash used in investing activities	(6,846)	(29,245)	(48,247)
Net cash used in financing activities	(26,449)	(53,810)	(22,334)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. At December 31, 2010, $214.7 million, net of discount, was outstanding under our credit facility with $28.7 million of available credit under the secured revolver portion of this facility.

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

Operating Activities:

Net cash provided by operations for 2010 was $8.1 million, compared to $98.7 million for 2009 and $63.7 million for 2008. The decrease in net cash provided by operations was primarily attributable to the decrease in accounts receivable collection as a result of decreased revenue, which was partially offset by an increase in accounts payable and accrued expenses and accrued compensation and benefits during the year ended December 31, 2010. Our Days Sales Outstanding (“DSO”) was 53 days and 57 days at December 31, 2010 and 2009, respectively.

Investing Activities:

Capital expenditures were $4.2 million, $3.8 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our capital expenditure requirements may increase in the future as a result of our acquisition of NFI in September 2010. Restricted cash and cash equivalents balance was reduced by $1.1 million during the year ended December 31, 2010 as a result of certain outstanding letters of credit that expired during the period.

In addition to the overall acquisition of NFI in 2010, we incurred business acquisition-related expenditures of $3.7 million, $3.4 and $39.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The business acquisition expenditures in 2010 were primarily related to our acquisition of NFI in September 2010. This acquisition was financed through a combination of bank debt, cash provided by operations and AMN common and preferred stocks. During 2009, we paid $3.4 million of cash for holdback liabilities for prior year acquisitions, of which, $2.4 million was paid to the selling shareholders of Platinum Select Staffing and $1.0 million was paid to the selling shareholders of MHA. Of the $39.5 million expenditure in 2008, $31.0 million was for the acquisition of Platinum Select Staffing in February 2008 and $8.5 million was a portion of the cash holdback paid to the selling shareholders of MHA. We will continue to evaluate and look for acquisition opportunities that may require additional funding.

Financing Activities:

Net cash used in financing activities during the year ended December 31, 2010 was $26.4 million, primarily due to paying off the NFI then-existing debt offset by the additional borrowings in connection with the First Amendment to our credit agreement and the Second Lien Credit Agreement discussed below. Net cash used in financing activities during the years ended December 31, 2009 and 2008 were $53.8 million and $22.3 million, respectively, primarily due to paying down our outstanding revolver and notes payable during the period. At December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit facility.

Amendment to Credit Agreement

On September 1, 2010, we entered into an amendment (the “First Amendment”) to the Credit Agreement dated December 23, 2009 (the “First Lien Credit Agreement”). The First Amendment, among other things, (a) extended the maturity date of the revolver portion of the First Lien Credit Agreement from December 23, 2012 to August 31, 2014, (b) extended the maturity date with respect to the Tranche B term loan portion of the First Lien Credit Agreement from December 23, 2013 to June 23, 2015, (c) increased the Tranche B term loan portion of the First Lien Credit Agreement by an additional $77.8 million, resulting in an aggregate principal amount of the Tranche B term loan portion of the First Lien Credit Agreement of $185.0 million, (d) increased the interest rate of both the revolver portion and the Tranche B term loan portion of the First Lien Credit Agreement as described below, (e) adjusted the scheduled amortization of the Tranche B term loan portion of the First Lien Credit Agreement as described below, (f) adjusted certain of the financial covenants and added a Minimum Liquidity and a Consolidated First Lien Leverage Ratio covenant and (g) permitted the incurrence of indebtedness under the Second Lien Credit Agreement (as defined below).

The revolver portion of the First Lien Credit Agreement, which can be drawn up to an amount of $40.0 million less letters of credit and swingline loans outstanding, carries an unused fee of 0.75% per annum. Borrowings under the revolver portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. As of December 31, 2010 and 2009, there were no amounts outstanding under the revolving credit facility.

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

Our First Lien Credit Agreement contains various financial covenants, including a minimum fixed charge coverage ratio, maximum consolidated leverage ratio, maximum consolidated First Lien leverage ratio, and minimum liquidity as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of December 31, 2010.

Second Lien Credit Agreement

On September 1, 2010, we entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with certain lenders (the “Second Lien Lenders”) to provide for a $40.0 million second lien secured term loan facility (the “Second Lien Credit Facility”). We used the proceeds along with the proceeds from Tranche B term loan and available cash to repay all outstanding indebtedness of NFI and to pay transaction costs relating to the acquisition.

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

The Second Lien Credit Agreement contains various customary affirmative and negative covenants and also contains financial covenants that require us to maintain a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the Second Lien Credit Agreement). We were in compliance with these requirements as of December 31, 2010.

Borrowings

As of December 31, 2010 and 2009, the total of our term loans outstanding (including both the current and long-term portions), net of discount, was $214.7 million and $105.6 million, respectively.

Financing Costs

Of the $8.7 million financing costs incurred in connection with the First Amendment and Second Lien Credit Facility, we recorded $5.1 million as interest expense in 2010, and capitalized the remaining amount as debt issuance costs, which will be amortized over the terms of the new credit facilities. Additionally, we recorded a discount of $2.8 million on the term loan and Second Lien Credit Facility as an offset to the par value of the note payables on the consolidated balance sheet, which will be amortized to interest expense using the effective interest method.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Fiscal Year
	2011	2012	2013	2014	2015	Thereafter	Total
Notes payable (1)	$31,359	$39,351	$42,090	$44,661	$90,800	$43,525	$291,786
Capital lease obligations (2)	735	689	650	72	—	—	2,146
Operating lease obligations (3)	15,997	13,962	11,423	10,608	10,301	27,046	89,337

Total contractual obligations	$48,091	$54,002	$54,163	$55,341	$101,101	$70,571	$383,269

(1)	Amounts represent contractual amounts due, including interest.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)	Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts. The amounts have not been reduced by minimum sublease rents of $2.1 million expected to be recovered under the operating subleases.

In addition to the above disclosed contractual obligations, the uncertain income tax liability including interest and penalties was $21.4 million at December 31, 2010. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board amended guidance on revenue arrangements with multiple deliverables to require an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the amended guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are required to adopt the guidance beginning January 1, 2011, and we do not expect the adoption will have a material effect on our consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report:

•	our ability to sustain and grow our staffing services in a continued significant economic downturn and slow industry recovery;

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

•

consolidation and concentration of buyers of healthcare staffing services, including our own increasingly significant managed services customers, which could impact demand and pricing for our services and our ability to mitigate credit risk;

•

the overall level of demand for services offered by temporary and permanent healthcare providers, including home health providers, which may be affected by adoption of alternative modes of healthcare delivery, the changing preferences of our clients and federal and state healthcare reform legislation;

•	the ability of our clients to retain and increase the productivity of their permanent staff;

•

our ability to successfully design our strategic growth, acquisition and integration strategies and to implement those strategies, in particular, in our acquisition of NFI, and to integrate acquired companies’ accounting, management information, human resource and other administrative systems, and implement or remediate controls, procedures and policies at acquired companies;

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

•

our ability to grow and operate our business in compliance with legislation and regulations, including regulations that may directly or indirectly impact us, such as Medicare certification and reimbursement, state licensure and the Affordable Care Act and state healthcare reform legislation;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us for which we carry significant self-insured retentions;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	our ability to meet our financial covenants, which if not met, could adversely affect our liquidity;

•	the loss of key officers and management personnel that could adversely affect our ability to remain competitive;

•	our ability to maintain our valuable brands and the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retention.

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

During 2010, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into a new credit agreement and an amendment to our existing credit agreement in September 2010. Borrowings under the secured term loan facility portion of the credit agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Credit Facility bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $1.5 million for 2010.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 10, 2011

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,883	$27,053
Accounts receivable, net of allowances of $5,597 and $5,309 at December 31, 2010 and 2009, respectively	127,464	89,150
Accounts receivable, subcontractor	17,082	348
Prepaid expenses	6,969	6,550
Income taxes receivable	3,760	3,900
Deferred income taxes, net	20,170	8,534
Other current assets	1,933	1,902

Total current assets	179,261	137,437
Restricted cash and cash equivalents	20,961	22,025
Fixed assets, net	21,777	19,970
Deposits and other assets	20,116	14,368
Deferred income taxes, net	243	—
Goodwill	154,176	79,868
Intangible assets, net	165,576	115,336

Total assets	$562,110	$389,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$4,463	$—
Accounts payable and accrued expenses	45,867	18,057
Accrued compensation and benefits	38,060	24,054
Current portion of notes payable	13,875	5,500
Deferred revenue	7,191	5,084
Other current liabilities	8,437	10,404

Total current liabilities	117,893	63,099
Notes payable, less current portion and discount	200,811	100,121
Deferred income taxes, net	—	789
Other long-term liabilities	61,575	54,151

Total liabilities	380,279	218,160

Commitments and contingencies (Note 11)
Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 5,608 and zero shares issued at December 31, 2010, and December 31, 2009, respectively	$28,376	$—
Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 39,186 and 45,801 shares issued at December 31, 2010 and 2009, respectively	392	458
Additional paid-in capital	386,550	417,693
Treasury stock, at cost (zero and 13,170 shares at December 31, 2010 and 2009, respectively)	—	(230,138)
Accumulated deficit	(233,066)	(16,712)
Accumulated other comprehensive loss	(421)	(457)

Total stockholders’ equity	153,455	170,844

Total liabilities and stockholders’ equity	$562,110	$389,004

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue	$689,217	$759,790	$1,217,200
Cost of revenue	497,691	555,369	900,211

Gross profit	191,526	204,421	316,989

Operating expenses:
Selling, general and administrative	168,128	157,241	230,656
Depreciation and amortization	15,084	13,812	14,439
Impairment and restructuring charges	50,832	186,977	—

Total operating expenses	234,044	358,030	245,095

Income (loss) from operations	(42,518)	(153,609)	71,894
Interest expense, net	19,771	11,955	10,690

Income (loss) before income taxes	(62,289)	(165,564)	61,204
Income tax expense (benefit)	(10,298)	(43,387)	26,847

Net income (loss)	$(51,991)	$(122,177)	$34,357

Net income (loss) per common share:
Basic	$(1.49)	$(3.75)	$1.03

Diluted	$(1.49)	$(3.75)	$1.02

Weighted average common shares outstanding:
Basic	34,840	32,615	33,375

Diluted	34,840	32,615	33,811

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	45,446	$454	$397,237	11,615	$(201,692)	$71,108	$(907)	$266,200
Repurchase of common stock into treasury	—	—	—	1,555	(28,446)	—	—	(28,446)
Stock options and SARs exercised and RSUs vested	300	3	3,991	—	—	—	—	3,994
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(125)	—	—	—	—	(125)
Stock-based compensation	—	—	9,322	—	—	—	—	9,322
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	(292)	(292)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	—	(877)	(877)
Net income	—	—	—	—	—	34,357	—	34,357

Total comprehensive income								33,188

Balance, December 31, 2008	45,746	$457	$410,425	13,170	$(230,138)	$105,465	$(2,076)	$284,133
Stock options and SARs exercised and RSUs vested	55	1	(157)	—	—	—	—	(156)
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(1,284)	—	—	—	—	(1,284)
Stock-based compensation	—	—	8,709	—	—	—	—	8,709
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	60	60
Settlement of derivative financial instruments, net of tax	—	—	—	—	—	—	1,559	1,559
Net loss	—	—	—	—	—	(122,177)	—	(122,177)

Total comprehensive loss								(120,558)

Balance, December 31, 2009	45,801	$458	$417,693	13,170	$(230,138)	$(16,712)	$(457)	$170,844
Common stock issuance	6,300	63	27,846	—	—	—	—	27,909
Treasury stock retirement	(13,170)	(132)	(65,643)	(13,170)	230,138	(164,363)	—	—
Stock options and SARs exercised and RSUs vested	255	3	(1,090)	—	—	—	—	(1,087)
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(540)	—	—	—	—	(540)
Stock-based compensation	—	—	8,284	—	—	—	—	8,284
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	36	36
Net loss	—	—	—	—	—	(51,991)	—	(51,991)

Total comprehensive loss								(51,955)

Balance, December 31, 2010	39,186	$392	$386,550	$—	$—	$(233,066)	$(421)	$153,455

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(51,991)	$(122,177)	$34,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,084	13,812	14,439
Non-cash interest expense	3,240	4,583	1,614
Increase in allowances for doubtful accounts and sales credits	3,911	4,334	6,404
Provision for deferred income taxes	(10,711)	(51,721)	(3,370)
Stock-based compensation	8,284	8,709	9,322
Excess tax benefit from stock options and SARs exercised and RSUs vested	(125)	—	(79)
Impairment charges	50,832	175,707	—
Loss on disposal or sale of fixed assets	123	979	227
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(11,019)	84,915	7,290
Accounts receivable, Subcontractor	(4,283)	3,815	(3,288)
Income taxes receivable	140	(460)	(3,440)
Prepaid expenses and other current assets	1,185	5,972	(2,579)
Deposits and other assets	(911)	971	(2,688)
Accounts payable and accrued expenses	8,936	(6,363)	1,941
Accrued compensation and benefits	(166)	(20,817)	758
Income taxes payable	—	—	(1,653)
Other liabilities	(4,440)	(3,527)	4,439

Net cash provided by operating activities	8,089	98,732	63,694

Cash flows from investing activities:
Purchase and development of fixed assets	(4,168)	(3,789)	(8,755)
Purchase of intangible assets	—	—	(40)
Change in restricted cash and cash equivalents balance	1,064	(22,025)	—
Cash payment for holdback liability for prior year acquisitions	(511)	(3,431)	(8,500)
Cash paid for acquisitions, net of cash received	(3,231)	—	(30,952)

Net cash used in investing activities	(6,846)	(29,245)	(48,247)

Cash flows from financing activities:
Capital lease repayments	(647)	(889)	(667)
Proceeds from revolving credit facility	—	—	66,500
Payments on revolving credit facility	—	(31,500)	(35,000)
Payment of financing costs	(3,629)	(6,199)	(618)
Payment of notes payable discount	(2,755)	(4,400)	—
Proceeds from notes payable	117,750	110,000	—
Payments on notes payable	(7,449)	(114,816)	(32,152)
Payments on termination of derivative contracts	—	(1,855)	—
Repurchase of common stock	—	—	(28,446)
Proceeds from exercise of equity awards	—	12	3,994
Payments of employee tax withholdings from equity transactions	(1,087)	(168)	—
Payment on NFI then-existing debt	(132,918)	—	—
Excess tax benefit from stock options and SARs exercised and RSUs vested	125	—	79
Change in bank overdraft, net of overdraft acquired	4,161	(3,995)	3,976

Net cash used in financing activities	(26,449)	(53,810)	(22,334)

Effect of exchange rate changes on cash	36	60	(292)

Net increase (decrease) in cash and cash equivalents	(25,170)	15,737	(7,179)
Cash and cash equivalents at beginning of year	27,053	11,316	18,495

Cash and cash equivalents at end of year	$1,883	$27,053	$11,316

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $26, $29 and $70 capitalized in 2010, 2009 and 2008, respectively)	$16,429	$7,387	$9,600

Cash (received) paid for income taxes	$(84)	$5,609	$32,947

Supplemental disclosures of noncash investing and financing activities:
Fixed assets acquired through capital leases	$—	$2,145	$243

Fair value of assets acquired in acquisitions, net of cash received	$58,597	$—	$8,778
Goodwill	116,240	—	11,557
Intangible assets	65,044	—	13,960
Liabilities assumed	(47,447)	—	(1,007)
NFI then-existing debt	(132,918)	—	—
Preferred Stock Issued	(28,376)	—	—
Common Stock Issued	(27,909)	—	—
Holdback provision	—	—	(2,336)

Net cash paid for acquisitions	$3,231	$—	$30,952

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) General

AMN Healthcare Services, Inc. was incorporated in Delaware on November 10, 1997. AMN Healthcare Services, Inc. and its subsidiaries provide comprehensive healthcare staffing and clinical workforce management solutions at acute-care hospitals and other healthcare facilities throughout the United States. AMN Healthcare Services, Inc. and its subsidiaries collectively are herein referred to as “the Company”.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AMN Healthcare Services, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. See Note (2), “Business Combinations” for the acquisition completed by the Company during 2010.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments.

(d) Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily represent the cash on deposit with financial institutions which serve as collateral for the Company’s outstanding letters of credit. See Note (3), “Fair Value Measurement” and Note (7), “Notes Payable and Credit Agreement” for additional information.

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

(f) Goodwill

The excess of purchase price and related costs over the fair value of net assets of entities acquired is recorded as goodwill. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill.

Due to the economic downturn and its lower market capitalization, the Company performed interim impairment testing at its reporting unit level during the first quarter of 2009 and completed the valuation during the second quarter of 2009. As a result, the Company recognized a pre-tax goodwill impairment charge of $173,007 in 2009. The Company performed the annual impairment test at October 31, 2009 and determined there was no further impairment of goodwill at that time.

During the third quarter of 2010, due to the decline in its market capitalization resulting in such market capitalization being below its book equity value, the Company performed interim impairment testing at its reporting unit level as of August 31, 2010, prior to the acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, and completed the valuation during the fourth quarter of 2010. As a result, the Company recognized a pre-tax goodwill impairment charge of $41,932 in 2010. See Note (4), “Goodwill and Identifiable Intangible Assets” for additional information. The Company also performed its annual impairment test at October 31, 2010 and determined there was no further impairment of goodwill. However, changes in the Company’s estimates, such as forecasted cash flows, would affect the estimated fair value of its reporting units and could have resulted in a goodwill impairment charge particularly for its allied healthcare staffing and physician permanent placements reporting units. The fair value of the Company’s domestic nurse staffing reporting unit significantly exceeded its respective book value. However, the calculated fair value of the Company’s allied healthcare staffing and physician permanent placements reporting units exceeded their respective carrying value by a much narrower margin.

(g) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through the acquisitions. Identifiable intangible assets include tradenames and trademarks, customer relationships, noncompete agreements, staffing databases, acquired technology and online courses. Amortizable intangible assets, which do not include tradenames and trademarks with an indefinite life, are amortized using the straight-line method over their useful lives. Noncompete covenants are amortized using the straight-line method over the life of the related agreements. Intangible assets with estimable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Indefinite lived tradenames and trademarks are not amortized and are instead reviewed for impairment annually. This review includes comparing the fair value of the Company’s indefinite lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss. Due to the economic downturn and its lower market capitalization, the Company performed interim impairment testing at its reporting unit level during the first quarter of 2009 and recorded a pre-tax impairment charge of $2,700 related to an indefinite-lived intangible asset in its nurse and allied healthcare staffing segment as of March 31, 2009. This charge was also included in impairment charges on the consolidated statement of operations for 2009. The Company performed its annual impairment testing at October 31, 2009 and determined there was no further impairment of its indefinite lived tradenames and trademarks. During the third quarter of 2010, due to the decline in its market capitalization resulting in such market capitalization being below its book equity value, the Company performed interim impairment testing at its reporting unit level as of August 31, 2010, prior to the acquisition of NFI, and completed the valuation during the fourth quarter of 2010. As a result, the Company recognized a pre-tax impairment charge of $8,600 and $300 related to certain indefinite-lived intangibles in its locum tenens staffing segment and physician permanent placement services segment, respectively. The Company performed its annual impairment testing at October 31, 2010 and determined there was no further impairment of its indefinite lived tradenames and trademarks.

(h) Insurance Reserves

The Company maintains an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to determine the appropriate reserves for incurred, but not reported, professional liability claims for each year.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for reported claims and incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. The Company records its accruals based on the amounts provided in the actuarial study.

The Company maintains an accrual for self-insured health benefits provided to the Company’s corporate employees and certain temporary healthcare professionals, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual, which includes incurred, but not reported claims, by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, as well as industry experience and trends.

(i) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals and from the delivery of healthcare services to patients in their home. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of related subcontractor expense. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The Company records subcontractor accounts receivable from the customer in the consolidated balance sheet. The subcontractor is paid once the Company has received payment from the customer. Payables to the subcontractors of $19,783 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2010.

(j) Accounts Receivable

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

(k) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of revenue for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, accounts receivable from the Company’s top five clients represented approximately 14% of the net accounts receivable balance, excluding amounts due to subcontractors.

The Company’s cash and cash equivalents and restricted cash and cash equivalents accounts are also financial instruments that are exposed to concentration of credit risk. The Company places its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. As of December 31, 2010 and 2009, there were $10 and $2,020, respectively, of cash and cash equivalent balances invested in a non-federally insured money market account. As of December 31, 2010 and 2009, there were $20,961 and $22,025, respectively, of restricted cash and cash equivalents primarily invested in a non-federally insured U.S. Treasury security account.

(l) Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $3,109, $3,583 and $7,984 for the years ended December 31, 2010, 2009 and 2008, respectively.

(m) Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the changes are enacted. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

(n) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, subcontractor accounts receivable, income tax receivable, restricted cash and cash equivalents, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. On September 1, 2010, the Company entered into a new credit agreement. The carrying amount of notes payable (both current and long-term portions), net of discount, approximates fair value as the instrument’s interest rates are comparable to rates currently offered for similar debt instruments of comparable maturity. See Note (7), “Notes Payable and Credit Agreement” for additional information. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

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

All of the 4,386 and 3,415 shares of outstanding equity awards as of December 31, 2010 and 2009, respectively, were anti-dilutive due to the net loss in 2010 and 2009. Options to purchase 1,809 shares of common stock in 2008 were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2010, 2009 and 2008, respectively:

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(51,991)	$(122,177)	$34,357

Net income (loss) per common share—basic	$(1.49)	$(3.75)	$1.03

Net income (loss) per common share—diluted	$(1.49)	$(3.75)	$1.02

Weighted average common shares outstanding—basic	34,840	32,615	33,375
Plus dilutive equity awards	—	—	436

Weighted average common shares outstanding—diluted	34,840	32,615	33,811

(r) Derivative Instruments

Derivative instruments are required to be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives depend upon accounting for whether they qualify for hedge accounting. Historically, the Company had used derivative instruments to manage the fluctuations in cash flows resulting from interest rate risk on variable-rate debt financing. On December 23, 2009, the Company refinanced its then existing debt, and in connection with the payoff of the old term loan debt, the Company settled its outstanding interest rate swaps associated with cash flows under the then existing credit facility for $1,855, which was included in interest expense for 2009.

(s) Recently Adopted Accounting Pronouncements

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

(t) Segment Information

Historically, the Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. With the acquisition of NFI on September 1, 2010, the Company added the home healthcare services segment. The consolidated statement of operations for 2010 only included the results of operations of NFI since the date of acquisition.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2010	2009	2008
Revenue
Nurse and allied healthcare staffing	$371,147	$431,126	$843,747
Locum tenens staffing	264,726	291,822	321,954
Physician permanent placement services	34,039	36,842	51,499
Home healthcare services	19,305	—	—

	$689,217	$759,790	$1,217,200

Segment Operating Income
Nurse and allied healthcare staffing	$35,279	$38,076	$85,470
Locum tenens staffing	21,999	28,814	25,951
Physician permanent placement services	7,959	9,819	15,375
Home healthcare services	1,590	—	—

	66,827	76,709	126,796
Unallocated corporate overhead	35,145	20,820	31,141
Depreciation and amortization	15,084	13,812	14,439
Stock-based compensation	8,284	8,709	9,322
Impairment and restructuring charges	50,832	186,977	—
Interest expense, net	19,771	11,955	10,690

Income (loss) before income taxes	$(62,289)	$(165,564)	$61,204

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

(v) Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

(2) Business Combinations

NFI Acquisition

On September 1, 2010, the Company acquired all of the outstanding equity of NFI, one of the nation’s leading providers of clinical workforce managed services programs. NFI also provides local (per diem) and travel nurse and allied staffing, locum tenens, physician search services, and home healthcare services. The strategic combination has broadened the managed services capabilities the Company offers as the nation’s largest provider of comprehensive healthcare staffing and clinical workforce management solutions and provided for the Company’s entry into home healthcare services.

The acquisition of NFI was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. The provisional item pending finalization is primarily related to tax related matters upon the completion of NFI’s statutory tax return requirement, which is expected to be completed during 2011. The components of the preliminary purchase price allocation for NFI are as follows:

Purchase Price:
6,300 shares of common stock issued	$27,909
5,608 shares of preferred stock issued, net	28,376
Cash paid	3,231

Total purchase price of acquisition	$59,516

Allocation of Purchase Price:
Accounts receivable	$31,205
Accounts receivable, subcontractor	12,451
Other current assets	5,266
Fixed assets	6,940
Other assets	2,735
Identifiable intangible assets	65,044
Goodwill	116,240
NFI then-existing debt assumed	(132,918)
Other liabilities assumed	(47,447)

Total net assets acquired	$59,516

The acquisition agreement included an initial holdback of approximately 1,727 shares of Series A Conditional Convertible Preferred Stock with fair value of $8,740, which were included in the 5,660 shares of preferred stock issued as part of the initial purchase price. Such shares were deposited in escrow to satisfy any indemnification claims by AMN with respect to breaches of representations, warranties and covenants by NFI and post closing purchase price adjustments. In December 2010, this purchase price adjustment was made, and 52 shares were released from escrow and returned to AMN, and an initial distribution of approximately 221 shares of preferred stock were released to the former NFI stockholders. The remainder of the holdback of 1,454 shares of preferred stock, net of any indemnification claims made, is to be released in September 2012.

In addition to the adjustment noted above, the preliminary purchase price allocation was adjusted during the fourth quarter of 2010 by $2,125, primarily related to changes to identifiable intangible assets acquired and liabilities assumed.

Intangible assets include amounts recognized for the fair value of trade names and trademarks, customer relationships, non-compete agreements and staffing databases. Based on valuation, two trade names and trademarks have an indefinite life, and the remaining intangible assets have a weighted average useful life of approximately 13 years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets subject to amortization:
Staffing databases	$3,410	5
Customer relationships	28,960	0.4 – 16
Trade names and trademarks	3,320	3 – 20
Noncompete agreements	54	1 – 1.5

	35,744
Identifiable intangible assets not subject to amortization:
Trade names and trademarks	29,300	indefinite

Total identifiable intangible assets acquired	$65,044

Of the total $116,240 of the purchase price allocated to goodwill, $71,353, $31,153, $10,384 and $3,350 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $116,240 goodwill acquired, approximately $36,045 in net tax basis goodwill was related to NFI’s prior acquisitions and will be amortized for tax purposes over the remaining lives. Goodwill will not be amortized for book purposes and will be tested for impairment at least annually.

The Company recorded $9,412 in acquisition-related costs for accounting, legal and other costs in connection with the acquisition within other operating expenses in its consolidated statement of operations for 2010.

For 2010, approximately $84,483 of the NFI revenue and $(1,691) of the NFI loss before income taxes were included in the consolidated statement of operations since the date of acquisition.

The following summary presents unaudited pro forma consolidated results of operations for 2010 and 2009 as if the NFI acquisition described above had occurred on January 1, 2010 and 2009, respectively. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring professional service fees, acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Years Ended December 31,
	2010	2009
	(unaudited)
Revenue	$860,629	$1,062,456
Net loss	$(50,233)	$(128,643)

Platinum Select Staffing Acquisition

On February 15, 2008, the Company acquired substantially all of the assets of Platinum Select Staffing, a national travel allied staffing firm. In August 2009, the Company made a cash payment of $2,181 to the selling shareholders representing a portion of the holdback of the initial purchase price. In October 2009, the Company made another cash payment of $250 to the selling shareholders. As of December 31, 2010, the Company’s remaining holdback liability in connection with Platinum Select Staffing was $50, which is included in other current liabilities in the accompanying consolidated balance sheet.

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

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities.

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of December 31, 2010 and 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$20,961	$20,961	$—	$—
Trading securities investment	2,831	2,831	—	—

Total financial assets measured at fair value	$23,792	$23,792	$—	$—

	Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$21,797	$21,797	$—	$—
Trading securities investment	140	140	—	—

Total financial assets measured at fair value	$21,937	$21,937	$—	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets.

The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. As the Company’s market capitalization was lower than its book equity value during the third quarter of 2010, the Company performed interim impairment testing as of August 31, 2010, prior to the acquisition of NFI, and finalized the impairment charges during the fourth quarter of 2010. The Company recorded pre-tax impairment charges of $41,932 and $8,900 on goodwill and indefinite-lived intangible assets, respectively, for the year ended December 31, 2010. During 2009, due to the economic downturn and the Company’s lower market capitalization, the Company performed impairment testing and recorded pre-tax impairment charges of $173,007 and $2,700 on goodwill and indefinite-lived intangible assets, respectively, for the year ended December 31, 2009. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on level 3 inputs. See Note (4), “Goodwill and Identifiable Intangible Assets” for additional information.

Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Goodwill	$154,176	$—	$—	$154,176	$41,932
Indefinite-lived intangible assets	$97,600	$—	$—	$97,600	$8,900

					$50,832

	Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Goodwill	$79,868	$—	$—	$79,868	$173,007
Indefinite-lived intangible assets	$77,200	$—	$—	$77,200	$2,700

					$175,707

(4) Goodwill and Identifiable Intangible Assets

As of December 31, 2010 and 2009, the Company had the following acquired intangible assets:

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,840	$(2,635)	$3,205	$2,430	$(1,922)	$508
Customer relationships	65,360	(14,713)	50,647	36,400	(10,910)	25,490
Tradenames and trademarks	16,871	(3,189)	13,682	13,551	(2,230)	11,321
Noncompete agreements	1,484	(1,265)	219	1,430	(1,003)	427
Acquired technology	800	(577)	223	800	(418)	382
Online courses	59	(59)	—	59	(51)	8

	$90,414	$(22,438)	$67,976	$54,670	$(16,534)	$38,136

Intangible assets not subject to amortization:
Goodwill			$154,176			$79,868
Tradenames and trademarks			97,600			77,200

			$251,776			$157,068

Aggregate amortization expense for intangible assets was $5,904 and $4,809 for the years ended December 31, 2010 and 2009, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2010 is as follows:

Amount
Year ending December 31, 2011	$7,190
Year ending December 31, 2012	6,777
Year ending December 31, 2013	6,461
Year ending December 31, 2014	6,361
Year ending December 31, 2015	6,122
Thereafter	35,065

$67,976

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2010 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2010	$18,543	$25,803	$35,522	$—	$79,868
Impairment charges	(13,656)	(21,721)	(6,555)	—	(41,932)
Goodwill acquired from NFI acquisition	71,353	10,384	3,350	31,153	116,240

Balance, December 31, 2010	$76,240	$14,466	$32,317	$31,153	$154,176

Accumulated impairment loss as of December 31, 2010	$154,444	$53,940	$6,555	$—	$214,939

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2009 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2009	$159,331	$58,022	$35,522	$—	$252,875
Impairment charges	(140,788)	(32,219)	—	—	(173,007)

Balance, December 31, 2009	$18,543	$25,803	$35,522	$—	$79,868

Accumulated impairment loss as of December 31, 2009	$140,788	$32,219	$—	$—	$173,007

The Company did not incur any impairment loss prior to year 2009.

(5) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Fixed assets:
Furniture and equipment	$16,805	$16,262
Software	52,262	43,367
Leasehold improvements	5,203	4,821

	74,270	64,450
Accumulated depreciation and amortization	(52,493)	(44,480)

Fixed assets, net	$21,777	$19,970

Accounts payable and accrued expenses:
Trade and accrued accounts payable	$19,326	$13,412
Subcontractor payable	19,783	338
Professional liability reserve	5,004	2,845
Other	1,754	1,462

Accounts payable and accrued expenses	$45,867	$18,057

Accrued compensation and benefits:
Accrued payroll	$9,552	$4,746
Accrued bonuses	6,924	4,323
Accrued health insurance reserve	1,959	2,208
Accrued workers compensation reserve	6,768	3,104
Deferred compensation	10,052	6,970
Other	2,805	2,703

Accrued compensation and benefits	$38,060	$24,054

Other current liabilities:
Acquisitions purchase price holdback liability	$50	$400
Facility client deposits	2,849	2,867
Restructuring reserve	646	1,538
Other	4,892	5,599

Other current liabilities	$8,437	$10,404

Other long-term liabilities:
Workers compensation reserve	$11,323	$5,825
Professional liability reserve	17,641	16,417
Deferred rent	8,945	7,812
Restructuring reserve	851	1,719
Uncertain tax positions liability	21,429	20,011
Other	1,386	2,367

Other long-term liabilities	$61,575	$54,151

(6) Income Taxes

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current income taxes:
Federal	$770	$7,145	$26,504
State	(373)	1,258	3,726
Foreign	16	(69)	(13)

Total	413	8,334	30,217

Deferred income taxes:
Federal	(7,190)	(45,096)	(3,397)
State	(3,500)	(6,630)	(94)
Foreign	(21)	5	121

Total	(10,711)	(51,721)	(3,370)

Provision (benefit) for income taxes	$(10,298)	$(43,387)	$26,847

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) because of the effect of the following items during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Tax expense (benefit) at federal statutory rate	$(21,801)	$(57,947)	$21,421
State taxes, net of federal benefit	(3,002)	(3,218)	2,457
Uncertain tax positions	1,207	1,891	2,386
Non-deductible goodwill and intangibles impairment	11,703	15,376	—
Acquisition-related costs	927	—	—
Other, net	668	511	583

Income tax expense (benefit)	$(10,298)	$(43,387)	$26,847

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Stock compensation	$10,536	$9,022
Deferred revenue	1,758	1,192
Allowance for doubtful accounts	1,641	1,687
Deferred compensation	4,056	2,409
Accrued expenses, net	20,940	14,359
Deferred rent	3,762	3,047
Net operating losses	23,618	1,248
State taxes	—	667
Other	932	1,512

Total deferred tax assets	$67,243	$35,143

Deferred tax liabilities:
Intangibles	$(40,587)	$(21,669)
Fixed assets	(4,863)	(4,775)
Prepaid expenses	(686)	(954)
State taxes	(694)	—

Total deferred tax liabilities	$(46,830)	$(27,398)

Net deferred tax assets	$20,413	$7,745

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Taxable income for the years ended December 31, 2009 and 2008 was $16,400 and $64,000, respectively. Significant differences between pre-tax income and taxable income for these years are related to goodwill impairment and other permanent differences as noted in the rate reconciliation. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A portion of the deferred tax assets recorded in the current year is related to net operating losses (“NOL”) from the acquisition of NFI. The amount of NOL has been the subject of an evaluation under the NOL limitation rules of Internal Revenue Code Section 382 and corresponding state authorities related to NOL tax attributes from acquired companies. The final amount of NOL is subject to the preparation of the final federal and state tax returns for the short period ended August 31, 2010 (final pre acquisition tax returns).

As of December 31, 2010, the Company has $54,100 of federal NOL carryforward from the NFI acquisition. As of December 31, 2010, the Company has state net operating loss carryforward of $60,500 (both AMN and NFI tax attributes) that are set to expire at various dates between 2011 and 2030.

As of December 31, 2010, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate earnings. As of December 31, 2010, the Company’s foreign earnings are insignificant.

A summary of the changes in the amount of unrecognized tax benefits for 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Beginning balance of unrecognized tax benefits	$18,539	$17,269	$15,618
Additions based on tax positions related to the current year	1,139	2,340	5,094
Additions based on tax positions of prior years	—	151	—
Reductions for tax positions of prior years	(5)	(196)	(96)
Settlements	—	(661)	(950)
Reductions due to lapse of applicable statute of limitation	(382)	(364)	(2,397)

Ending balance of unrecognized tax benefits	$19,291	$18,539	$17,269

At December 31, 2010, if recognized, approximately $19,135, net of $2,254 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has approximately $2,138, $1,472 and $951 of accrued interest and penalties related to uncertain tax positions at years ended 2010, 2009 and 2008, respectively. The amount of interest and penalties recognized in 2010 was $778.

The Company is subject to taxation in the US and various states and foreign jurisdictions. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005, although carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the IRS or state authorities if they either have been or will be utilized in a future period.

The Company does not foresee material changes to its gross uncertain tax liability within the next twelve months.

(7) Notes Payable and Credit Agreement

Amendment to Credit Agreement

On September 1, 2010, AMN Healthcare, Inc. (“AMN”) entered into an amendment (the “First Amendment”) to the Credit Agreement dated December 23, 2009 (the “First Lien Credit Agreement”). The First Amendment, among other things, (a) extended the maturity date of the revolver portion of the First Lien Credit Agreement from December 23, 2012 to August 31, 2014, (b) extended the maturity date with respect to the Tranche B term loan portion of the First Lien Credit Agreement from December 23, 2013 to June 23, 2015, (c) increased the Tranche B term loan portion of the First Lien Credit Agreement by an additional $77,750, resulting in an aggregate principal amount of the Tranche B term loan portion of the First Lien Credit Agreement of $185,000, (d) increased the interest rate of both the revolver portion and the Tranche B term loan portion of the First Lien Credit Agreement as described below, (e) adjusted the scheduled amortization of the Tranche B term loan portion of the First Lien Credit Agreement as described below, (f) adjusted certain of the financial covenants and added a Minimum Liquidity and a Consolidated First Lien Leverage Ratio covenant and (g) permitted the incurrence of indebtedness under the Second Lien Credit Agreement (as defined below).

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

As of December 31, 2010 and December 31, 2009, the total term loan outstanding (including both the current and long-term portions), net of discount, was $214,686 and $105,621, respectively. Borrowings under the Tranche B term loan portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by AMN, plus a spread of 5.50% and 4.50%, respectively.

The revolver portion of the First Lien Credit Agreement can be drawn up to an amount of $40,000 less letters of credit and swingline loans outstanding. Borrowings under the revolver portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by AMN, plus a spread of 5.50% and 4.50%, respectively. As of December 31, 2010 and December 31, 2009, there were no amounts outstanding under the revolving credit facility.

There are no mandatory reductions in the revolving commitment under the revolver portion of the First Lien Credit Agreement. The Tranche B term loan portion of the First Lien Credit Agreement is subject to quarterly amortization of principal (in equal installments), with an amount equal to 5% of the initial aggregate principal amount of the Tranche B term loan in the first year, 10% of the initial aggregate principal amount of the Tranche B term loan in the second year and 15% of the Tranche B term loan in the third and fourth years with any remaining amounts payable quarterly thereafter until the maturity date on June 23, 2015. AMN is required to make additional customary mandatory prepayments with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, as well as a percentage of annual excess cash flow. Additionally, pursuant to the First Amendment, in connection with any prepayment of the Tranche B term loan with the proceeds of certain refinance events consummated prior to the first anniversary of the effective date, AMN will pay a premium in an amount equal to 1.0% of the aggregate principal amount of the Tranche B term loans prepaid.

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

Voluntary prepayments, or mandatory prepayments with the proceeds of certain debt issuances, of the Second Lien Credit Facility made during the first 18 months following the closing date are subject to a make-

whole premium. Thereafter, prepayments are subject to a premium, which initially is 103% of the principal amount of loans prepaid and decreases over time.

The Second Lien Credit Agreement contains various customary affirmative and negative covenants and also contains financial covenants that require the Company to maintain a maximum Consolidated Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio (each as defined in the Second Lien Credit Agreement).

Credit Agreement balances as of December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2010	2009
$40,000 Revolver expiring August 31, 2014 with variable interest rates.	$—	$—
$40,000 Revolver expiring December 23, 2012 with variable interest rates, which was amended on September 1, 2010.	—	—
$110,000 Term Loan due December 23, 2013 with variable interest rates, which was amended on September 1, 2010. The weighted average interest rate at December 31, 2009 was 6.3%	—	110,000
$185,000 First Lien Term Loan due September 1, 2016 with variable interest rates. The weighted average interest rate at December 31, 2010 was 6.0%	180,375	—
$40,000 Second Lien Term Loan due September 1, 2016 with variable interest rates. The weighted average interest rate at December 31, 2010 was 2.1%	40,000	—

Total Credit Agreement debt	220,375	110,000
Less unamortized discount on the $225,000 and $110,000 Term Loan Facilities, respectively	(5,689)	(4,379)
Less current portion of notes payable	(13,875)	(5,500)

Long-term portion of notes payable	$200,811	$100,121

Annual principal maturities of notes payable are as follows:

2011	$13,875
2012	23,125
2013	27,750
2014	32,375
2015	83,250
Thereafter	40,000

$220,375

The Company’s outstanding debt instruments at December 31, 2010 and 2009 were secured by all of the assets of the Company and the common stock of its subsidiaries.

Financing Costs

Of the $8,710 financing costs incurred in connection with the First Amendment and Second Lien Credit Facility, the Company recorded $5,053 as interest expense for the year ended December 31, 2010, and capitalized the remaining amount as debt issuance costs, which will be amortized over the terms of the new credit facilities. Additionally, the Company paid a discount of $2,755 on the term loan and Second Lien Credit Facility, which was recorded as an offset to the par value of the note payables on the consolidated balance sheet and will be amortized to interest expense using the effective interest method.

Letters of Credit

At December 31, 2010, the Company maintained outstanding standby letters of credit in total of $32,117 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $32,117 outstanding letters of credit, the Company has cash collateralized $20,787 and the remaining amount has been collateralized by the Company’s revolving credit facility. Outstanding standby letters of credit at December 31 2009 totaled $21,797.

(8) Retirement Plans

The Company maintains the Healthcare Staffing Retirement Savings Plan (the “AMN Plan”), a plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions, net of forfeitures, under this plan were $61, $224 and $2,719 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $1,377 related to forfeitures, which can be used for future employer contributions. The forfeiture balance was included in deposits and other assets in the accompanying consolidated balance sheet.

The Company has a defined compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. This plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 100% of their bonus and 100% of their grant of restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions under this plan were $29, $63 and $228 for the years ended December 31, 2010, 2009 and 2008, respectively.

(9) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.01 per share. At December 31, 2009 and 2008, no shares of preferred stock were outstanding.

On September 1, 2010, in connection with the NFI acquisition, the Company issued 5,660 shares of Series A Conditional Convertible Preferred Stock (the “Preferred Stock”). On December 20, 2010, 52 shares of Preferred Stock were released from escrow to the Company, and 221 shares of Preferred Stock were released from escrow to the former NFI stockholders, under the terms of the acquisition of NFI.

The Preferred Stock is entitled to receive dividends consistent with dividends payable on the Company’s Common Stock. In addition, the Preferred Stock accrued dividends at a rate of 11% per annum until the Company’s stockholders approved the optional and mandatory conversion provisions and voting rights of the shares of the Preferred Stock (the “Preferred Stock Proposal”). On December 15, 2010, stockholders approved the Preferred Stock Proposal and all dividends on the Preferred Stock that accumulated since the date of acquisition were forgiven as of that date. Thereafter, the Preferred Stock is only entitled to receive dividends on a basis consistent with dividends payable on the Company’s Common Stock.

In addition, with the approval of the Preferred Stock Proposal on December 15, 2010, each share of the Preferred Stock (i) is convertible into one share of the Company’s Common Stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of Common Stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the Common Stock being equal to or greater than $10.00 per share (as adjusted from time to time to fully reflect changes in the Company’s capital structure) for a period of 30 consecutive trading days after December 15, 2010 or (B) September 1, 2020.

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

In the event (i) the Company, voluntarily or involuntarily, liquidates, dissolves, or winds up or (ii) an event of change of control occurs with respect to the Company, holders of the Preferred Stock will be entitled to receive, for each share of Preferred Stock, an amount equal to the greater of (x) $10.00 (as adjusted to fully reflect the appropriate effect of any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible into the Company’s Common Stock), reorganization, recapitalization, reclassification or similar change with respect to the Company’s Common Stock or Preferred Stock) plus an amount per share equal to accrued but unpaid dividends and (y) the per share amount of all cash or property to be distributed in respect of the Company’s Common Stock that such holder would have been entitled to receive had such holder converted such Preferred Stock immediately prior to such liquidation, dissolution, winding-up or change of control. If, in connection with any distribution described above, the assets of the Company or proceeds thereof are not sufficient to pay the liquidation preferences in full to all holders of Preferred Stock and all holders of parity stock, the amounts paid to the holders of Preferred Stock and to the holders of all such other parity stock will be paid pro rata in accordance with the respective aggregate liquidation preferences of the holders of Preferred Stock and the holders of all such other parity stock.

The Preferred Stock is classified outside of permanent equity as share settlement under the redemption provision described above is not solely within the control of the Company.

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

(c) Treasury Stock

On December 22, 2010, the Company cancelled and retired all 13,170 shares of treasury stock which had been repurchased by the Company over the years for an aggregate repurchase price of $230,138. Upon cancellation and retirement, these shares were returned to the status of authorized and unissued. The excess of the repurchase price of the treasury stock over the par value was allocated between additional paid-in capital and accumulated deficit. There was no impact on our consolidated stockholders’ equity as a result of the cancellation and retirement.

(10) Stock-Based Compensation

(a) Equity Award Plans

Stock Option Plan

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

Equity Plan

In April 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which was approved by the Company’s shareholders. At the time of the Equity Plan’s adoption, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007 and April 9, 2009, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the plan by 3,000 (plus shares forfeited under the Company’s Stock Option Plan) and 1,850, respectively.

Other Plans

On July 20, 2009, the Company granted a key employee an employment inducement equity grant consisting of approximately 48 RSUs (with three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of a targeted financial performance) and approximately 220 SARs (with three-year graded vesting) at the fair market value as of July 20, 2009. This award was not made under the Company’s Equity Plan; however, the key terms and conditions of the grant are the same as equity awards made under the Company’s Equity Plan.

On September 1, 2010, upon the acquisition of NFI, the Company granted to certain key NFI employees employee award inducement equity grants consisting of approximately 89 RSUs in the aggregate (with three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of a targeted financial performance) and 152 SARs in the aggregate (with three-year graded vesting) at the fair market value as of September 1, 2010. These awards were not made under the Company’s Equity Plan; however, the key terms and conditions of the grant are the same as equity awards made under the Company’s Equity Plan.

Equity Exchange

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

For the year ended December 31, 2010, 788 SARs and 933 RSUs were granted to employees, officers and directors of the Company under the Equity Plan and Other Plans. The SARs typically vest ratably over a three year period, with one third of the awards vesting annually. The RSUs typically vest at the end of a three year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. At December 31, 2010 and 2009, respectively, 1,548 and 3,143 shares of equity awards were reserved for the future grants related to the Equity Plan.

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

A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2007	2,358	$15.88	722	$21.61
Granted	—	—	618	$16.10
Exercised	(295)	$13.56	(6)	$18.03
Canceled/forfeited/expired	(261)	$22.17	(149)	$19.96

Outstanding at December 31, 2008	1,802	$15.35	1,185	$18.96
Granted	—	—	861	$7.93
Exercised	—	—	—	—
Canceled—Equity Exchange	(500)	$17.36	(497)	$19.18
Canceled/forfeited/expired	(405)	$14.43	(377)	$16.54

Outstanding at December 31, 2009	897	$14.64	1,172	$11.55
Granted	—	—	788	$7.88
Exercised	—	—	(1)	4.79
Canceled/forfeited/expired	(71)	$22.98	(119)	$17.43

Outstanding at December 31, 2010	826	$13.93	1,840	$9.60

Vested and expected to vest at December 31, 2010	826	$13.93	1,545	$9.60

Exercisable at December 31, 2010	826	$13.93	546	$12.80

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2010:

		Outstanding			Exercisable
	Range Of Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share
Stock Option Plan	$8.71 - $14.86	528	3.5	$13.18	528	3.5	$13.18
	14.94 - 22.98	298	3.5	15.24	298	3.5	15.24

		826			826

Equity Plan	$4.55 - $ 8.21	445	8.9	$5.78	121	8.5	$6.39
	8.71 - 14.86	1,078	8.6	8.78	159	7.9	8.85
	14.94 - 22.98	283	6.6	16.93	232	6.5	17.08
	24.47 - 24.95	34	6.3	24.92	34	6.3	24.92

		1,840			546

TOTAL		2,666	6.84	$10.94	1,372	5.0	$13.48

Stock-based compensation expense for 2010, 2009 and 2008 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following weighted average assumptions:

	2010	2009	2008
Expected life	3.4 years	3.9 years	3.9 years
Risk-free interest rate	1.5%	2.0%	2.5%
Volatility	44%	36%	30%
Dividend yield	0%	0%	0%

The weighted average grant date fair value of the 788, 861, and 618 SARs granted during 2010, 2009 and 2008 was $2.60, $2.39 and $4.35, respectively. As of December 31, 2010, there was $2,053 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.7 years. There were 1 SARs exercised during 2010 and no options or SARs exercised in 2009. The total intrinsic value of stock options and SARs exercised was $5, $0 and $1,125 for 2010, 2009 and 2008, respectively. At both December 31, 2010 and 2009, the total intrinsic value of stock options and SARs outstanding and exercisable were $0.

Restricted Stock Units

RSUs, granted under the Company’s Equity Plan, entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $8.28 per RSU for the 933 RSUs granted during 2010. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The grant date intrinsic value of awards granted is amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

The following table summarizes RSU activity for non-vested awards for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2008	408	$21.94
Granted	399	$16.16
Vested	(15)	$22.04
Canceled/forfeited/expired	(68)	$20.23

Unvested at December 31, 2008	724	$18.90

Granted	934	$7.00
Granted – Equity Exchange	145	$8.27
Vested	(146)	$18.19
Canceled/forfeited/expired	(311)	$11.88

Unvested at December 31, 2009	1,346	$10.95

Granted	933	$8.28
Vested	(429)	$12.96
Canceled/forfeited/expired	(130)	$8.09

Unvested at December 31, 2010	1,720	$9.21

As of December 31, 2010, there was $7,269 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2010 and 2009, the aggregate intrinsic value of the RSUs outstanding was $10,689 and $12,534, respectively.

Stock-Based Compensation

The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Stock-based employee compensation, before tax	$8,284	$8,709	$9,322
Related income tax benefits	(3,212)	(3,377)	(3,614)

Stock-based employee compensation, net of tax	$5,072	$5,332	$5,708

For the years ended December 31, 2010, 2009 and 2008, there was $125, $0 and $79, respectively, of cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the year.

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

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the future years. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2010 are as follows:

	Capital Leases	Operating Leases (1)
Years ending December 31:
2011	$735	$15,997
2012	689	13,962
2013	650	11,423
2014	72	10,608
2015	—	10,301
Thereafter	—	27,046

Total minimum lease payments	$2,146	$89,337

Less amount representing interest (at rates ranging from 0.6% to 11.3%)	(116)

Present value of minimum lease payments	2,030
Less current installments of obligations under capital leases	(673)

Obligations under capital leases, excluding current installments	$1,357

(1)	Total future minimum lease payments have not been reduced by minimum sublease rents of $2,100 expected to be recovered under the operating subleases.

Fixed assets obtained through capital leases as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
Fixed assets	$3,112	$3,112
Accumulated amortization	(1,305)	(687)

Fixed assets, net	$1,807	$2,425

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense under operating leases was $13,821, $14,551, and $16,014 for the years ended December 31, 2010, 2009 and 2008, respectively.

(12) Restructuring

During 2009, the Company made adjustments to its branding strategy and infrastructure. These actions included consolidating office locations and nursing brands and centralizing back office and corporate functions, resulting in reduced overall headcount and facility costs. The restructuring was driven by long-term strategic branding and operational decisions as well as responding to the economic conditions at that time.

A reconciliation of amounts accrued as of December 31, 2010, which was approximate to their fair value due to the short term payment period, is as follows:

	Balance December 31, 2009	Accruals	Cash Payments	Balance December 31, 2010
Employee termination benefits	$191	$—	$(191)	$—
Contract termination costs and other	3,066	—	(1,569)	1,497

Total	$3,257	$—	$(1,760)	$1,497

As of December 31, 2010, $646 of the accrued restructuring balance was included in other current liabilities and $851 was included in other long-term liabilities in the consolidated balance sheet. The Company expects to substantially utilize the accruals by December 31, 2011.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$143,294	$149,282	$176,313	$220,328	$689,217
Gross profit	$40,044	$41,171	$48,318	$61,993	$191,526
Net income (loss)	$780	$137	$(51,290)	$(1,618)	$(51,991)
Net income (loss) per share:
Basic	$0.02	$0.00	$(1.48)	$(0.03)	$(1.49)
Diluted	$0.02	$0.00	$(1.48)	$(0.03)	$(1.49)

Includes impairment charges of $41,932 on goodwill and $8,900 on certain indefinite-lived intangible assets primarily recorded in the third quarter of 2010.
	Year Ended December 31, 2009
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

Includes impairment charges of $173,007 on goodwill and $2,700 on an indefinite-lived intangible asset recorded in the first quarter of 2009.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(2) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We acquired NF Investors, Inc. (the “acquired entity”) during 2010. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, the acquired entity’s internal control over financing reporting associated with total net assets of approximately $52.1 million and total revenue of approximately $84.5 million included in the consolidated financial statements of the Company and our subsidiaries as of and for the year ended December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired NF Investors, Inc., (Nursefinders), the parent company of Medfinders, on September 01, 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, Nursefinders’ internal control over financial reporting associated with total net assets of approximately $52.1 million and total revenues of approximately $84.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Nursefinders.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the

related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and the related financial statement schedule of valuation and qualifying accounts, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Diego, California

March 10, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the following information concerning our Code of Ethics for Senior Financial Officers, is incorporated by reference to the Proxy Statement under the headings “Nominees for the Board of Directors” and “Non-Director Executive Officers” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 12, 2011.

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

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation Disclosure” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 12, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 12, 2011. See additional information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Compensation Discussion and Analysis” and “Related Party Transactions” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 12, 2011.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accounting Firm” to be distributed in connection with our Annual Meeting of Stockholders to be held on April 12, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for

the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (in its capacity as the Representative), dated as of July 28, 2010 (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated August 29, 2010, by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (incorporated by reference to Exhibit 2.2 filed with the Registrant’s Current Report on Form 8-K, filed on September 1, 2010).

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.***

3.2

Seventh Amended and Restated By-laws of AMN Healthcare Services, Inc., effective July 27, 2010 (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.3

Certificate of Designations of Series A Conditional Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K, filed on September 1, 2010).

4.1	Specimen Stock Certificate.***

4.2

Credit Agreement, dated as of December 23, 2009, by and among AMN Healthcare, Inc., as borrower (the “Borrower”), AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services,

LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K dated December 29, 2009).

4.3

First Amendment to Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower (the “Borrower”), AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

4.4

Second Lien Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower (the “Borrower”), AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

4.5

Registration Rights Agreement, dated September 1, 2010, by and among AMN Healthcare Services, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K, filed on September 1, 2010).

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

10.4	2001 Stock Option Plan Stock Option Agreement, dated as of January 17, 2002, between the Registrant and Andrew Stern (Management Contract or Compensatory Plan or Arrangement).****

10.5	Stock Option Plan (incorporated herein by reference to the Registrant’s Proxy Statement, Schedule 14A filed with the Commission on April 14, 2004 (SEC File No. 1-16753)).

10.6	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement)*****

10.7	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement)*****

10.8	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.9	Stock Option Plan Stock Option Agreement, dated as of May 8, 2003, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement)*****

10.10	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)*******

10.11

Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.12

Form of Indemnification Agreement—Officer and Director (incorporated by reference to the Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.13	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director******

10.14	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director******

10.15	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer******

10.16	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer******

10.17

AMN Healthcare Equity Plan, as Amended and Restated (incorporated by reference to Appendix 1 of AMN Healthcare Services, Inc.’s 2009 Definitive Proxy Statement on Schedule 14A, filed on March 4, 2009).

10.18	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.19	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008. (Management Contract or Compensatory Plan or Arrangement)********

10.20	First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski. (Management Contract or Compensatory Plan or Arrangement)********

10.21

The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.22	Employment Offer Letter to Bary Bailey, dated July 12, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.23

Executive Severance Agreement between AMN Healthcare, Inc., and Bary Bailey, dated August 10, 2009 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.24

Stockholders Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.25

Severance and Non-Competition Agreement, dated July 28, 2010, entered into between AMN Healthcare, Inc. and Robert Livonius (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-65168).

***	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

****	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-86952).

*****	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

******	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated April 13, 2006.

*******	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

********	Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 10th day of March, 2011.

/S/ SUSAN R. SALKA Susan R. Salka Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN M. SCOTT Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/S/ MARTIN E. CHAVEZ Martin E. Chavez Director

/S/ DOUGLAS D. WHEAT Douglas D. Wheat Director and Chairman of the Board

/S/ R. JEFFREY HARRIS R. Jeffrey Harris Director

/S/ MICHAEL M.E. JOHNS Michael M.E. Johns Director

/S/ MARTHA H. MARSH Martha H. Marsh Director

/S/ ANDREW M. STERN Andrew M. Stern Director

/S/ WYCHE H. WALTON Wyche H. Walton Director

/S/ PAUL E. WEAVER Paul E. Weaver Director

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2010, 2009 and 2008

(in thousands)

Allowances for Doubtful Accounts and Sales Credits	Balance at the Beginning of Year	Additions		Deduction (C)	Balance at End of Year
		Expenses and Other Costs (A)	Revenue Reductions (B)
Year ended December 31, 2010	$5,309	$2,123	$1,788	$(3,623)	$5,597
Year ended December 31, 2009	$4,542	$3,143	$1,191	$(3,567)	$5,309
Year ended December 31, 2008	$3,605	$4,564	$1,840	$(5,467)	$4,542

(A)	Includes increases in allowance for doubtful accounts.
(B)	Includes increases in sales allowance for potential credits issued to customers.
(C)	Includes actual write-offs of uncollectible accounts receivable and credits issued for sales adjustments.

See accompanying report of independent registered public accounting firm.