Form 10-Q
period 2011-03-31
AMN HEALTHCARE SERVICES INC
filed 2011-05-06
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 39,584,122 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,934	$1,883
Accounts receivable, net of allowances of $5,708 and $5,597 at March 31, 2011 and December 31, 2010, respectively	137,634	127,464
Accounts receivable, subcontractor	15,824	17,082
Prepaid expenses	9,334	6,969
Income taxes receivable	3,271	3,760
Deferred income taxes, net	18,692	20,170
Other current assets	2,293	1,933

Total current assets	190,982	179,261
Restricted cash and cash equivalents	20,961	20,961
Fixed assets, net	20,797	21,777
Deposits and other assets	19,834	20,116
Deferred income taxes, net	243	243
Goodwill	154,485	154,176
Intangible assets, net	163,734	165,576

Total assets	$571,036	$562,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,550	$4,463
Accounts payable and accrued expenses	46,682	45,867
Accrued compensation and benefits	45,760	38,060
Revolving credit facility	2,300	—
Current portion of notes payable	16,187	13,875
Deferred revenue	4,845	7,191
Other current liabilities	7,626	8,437

Total current liabilities	126,950	117,893
Notes payable, less current portion and discount	196,572	200,811
Other long-term liabilities	62,313	61,575

Total liabilities	385,835	380,279

Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 5,567 and 5,608 shares issued at March 31, 2011 and December 31, 2010, respectively	28,168	28,376

Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 39,390 and 39,186 shares issued at March 31, 2011 and December 31, 2010, respectively	394	392
Additional paid-in capital	387,871	386,550
Accumulated deficit	(230,810)	(233,066)
Accumulated other comprehensive loss	(422)	(421)

Total stockholders’ equity	157,033	153,455

Total liabilities and stockholders’ equity	$571,036	$562,110

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue	$229,402	$143,294
Cost of revenue	161,524	103,250

Gross profit	67,878	40,044

Operating expenses:
Selling, general and administrative	52,942	31,950
Depreciation and amortization	4,465	3,298

Total operating expenses	57,407	35,248

Income from operations	10,471	4,796
Interest expense, net	5,511	2,637

Income before income taxes	4,960	2,159
Income tax expense	2,704	1,379

Net income	$2,256	$780

Net income per common share:
Basic	$0.05	$0.02

Diluted	$0.05	$0.02

Weighted average common shares outstanding:
Basic	39,240	32,631

Diluted	45,842	33,471

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2011

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2010	39,186	$392	$386,550	$(233,066)	$(421)	$153,455
Net settlement of employee equity awards	163	1	(735)	—	—	(734)
Preferred stock converted to common stock	41	1	207	—	—	208
Income tax shortfall from RSUs vested and issued	—	—	(140)	—	—	(140)
Stock-based compensation	—	—	1,989	—	—	1,989
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net income	—	—	—	2,256	—	2,256

Total comprehensive income						2,255

Balance, March 31, 2011	39,390	$394	$387,871	$(230,810)	$(422)	$157,033

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,256	$780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,465	3,298
Non-cash interest expense	936	785
Increase in allowances for doubtful accounts and sales credits	1,084	439
Provision for deferred income taxes	1,338	(789)
Stock-based compensation	1,989	2,349
Excess tax benefits from stock options and SARs exercised and RSUs vested	(1)	—
Loss on disposal or sale of fixed assets	45	6
Changes in assets and liabilities:
Accounts receivable	(11,254)	4,251
Accounts receivable, Subcontractor	1,258	(4,277)
Income taxes receivable	489	1,165
Prepaid expenses and other current assets	(2,725)	(4,739)
Deposits and other assets	(152)	(428)
Accounts payable and accrued expenses	505	6,436
Accrued compensation and benefits	7,700	4,124
Other liabilities	(2,369)	(1,685)

Net cash provided by operating activities	5,564	11,715

Cash flows from investing activities:
Purchase and development of fixed assets	(1,687)	(671)
Change in restricted cash and cash equivalents balance	—	3

Net cash used in investing activities	(1,687)	(668)

Cash flows from financing activities:
Capital lease repayments	(166)	(161)
Payments on notes payable	(2,313)	(1,375)
Proceeds from revolving credit facility	2,300	—
Net settlement of employee equity awards	(734)	—
Excess tax benefits from stock options and SARs exercised and RSUs vested	1	—
Change in bank overdraft	(913)	—

Net cash used in financing activities	(1,825)	(1,536)

Effect of exchange rate changes on cash	(1)	3

Net increase in cash and cash equivalents	2,051	9,514
Cash and cash equivalents at beginning of period	1,883	27,053

Cash and cash equivalents at end of period	$3,934	$36,567

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $29 and $2 capitalized for the three months ended March 31, 2011 and 2010, respectively)	$4,626	$1,825

Cash paid for income taxes	$336	$761

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

The condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2010 have been reclassified to conform to the three months ended March 31, 2011 presentation.

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) updated guidance on revenue arrangements with multiple deliverables to require an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the amended guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. The Company adopted this pronouncement beginning January 1, 2011. The adoption of this new accounting guidance resulted in additional revenue of $2,137 within the Company’s physician permanent placement services segment during the first quarter of 2011, which was not material to the Company’s consolidated revenue for the period. The adoption of this new accounting guidance is not expected to have a material impact on the Company’s future consolidated revenue. Had the Company adopted this pronouncement beginning January 1, 2010, the impact on its consolidated financial statements would have been immaterial. See Note (3), “Revenue Recognition,” for additional information.

In December 2010, the FASB updated guidance, which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in the update are effective for fiscal years beginning on or after December 15, 2010. The Company adopted this guidance beginning January 1, 2011, and such adoption did not have a material effect on the Company’s condensed consolidated financial statements.

2. BUSINESS COMBINATIONS

On September 1, 2010, the Company acquired all of the outstanding equity of NF Investors, Inc. (“NFI”), one of the nation’s leading providers of clinical workforce managed services programs. NFI also provided local (per diem) and travel nurse and allied staffing, locum tenens, physician search services, and home healthcare services. The strategic combination has broadened the managed services capabilities the Company offers as the nation’s largest provider of comprehensive healthcare staffing and workforce solutions and provided for the Company’s entry into home healthcare services.

The acquisition of NFI was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The provisional item pending finalization is primarily related to tax related matters upon the completion of NFI’s statutory tax return requirement, which is expected to be completed during 2011. The components of the preliminary purchase price allocation for NFI are as follows:

Purchase Price:
6,300 shares of common stock issued	$27,909
5,608 shares of preferred stock issued, net	28,376
Cash paid	3,231

Total purchase price of acquisition	$59,516

Allocation of Purchase Price:
Accounts receivable	$31,205
Accounts receivable, subcontractor	12,451
Other current assets	5,266
Fixed assets	6,940
Other assets	2,735
Identifiable intangible assets	65,044
Goodwill	116,549
NFI then-existing debt assumed	(132,918)
Other liabilities assumed	(47,756)

Total net assets acquired	$59,516

During the three months ended March 31, 2011, the preliminary purchase price allocation was adjusted by $309, which was related to additional liabilities assumed as a result of NFI’s statutory tax return requirement.

Of the total $116,549 of the purchase price allocated to goodwill, $71,542, $31,236, $10,412 and $3,359 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $116,549 goodwill acquired, approximately $36,045 in net tax basis goodwill was related to NFI’s prior acquisitions and will be amortized for tax purposes over the remaining lives. Goodwill will not be amortized for book purposes and will be tested for impairment at least annually.

The following summary presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2010 as if the NFI acquisition described above had occurred on January 1, 2010. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Three Months Ended March 31, 2010
Revenue	$209,035
Net loss	$(3,025)

3. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals and from the delivery of healthcare services to patients in their home. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of related subcontractor expense. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the customer. Payables to the subcontractors of $19,264 were included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2011. Also, the Company has multiple elements agreements primarily in its physician permanent placement services segment. Beginning January 1, 2011, the Company adopted the new accounting guidance discussed in Note (1), “Basis of Presentation,” which requires the Company to allocate the consideration of the arrangement to each of the deliverables based on its best estimate of their standalone selling prices as there is no vendor-specific objective or third-party evidence of the selling prices. The adoption of this new accounting guidance resulted in additional revenue of $2,137 within the physician permanent placement services segment during the first quarter of 2011.

4. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records accounts receivable at the invoiced amount, and accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks and a sales allowance to reserve for potential credits issued to customers. The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of an entity’s financial condition. Credit losses have been within management’s expectations. As of March 31, 2011, accounts receivable from the Company’s top five clients represented approximately 13% of the net accounts receivable balance, excluding amounts due to subcontractors.

5. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

During the three months ended March 31, 2011, the Company granted 576 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date intrinsic value was $7.38 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Stock-based employee compensation, before tax	$1,989	$2,349
Related income tax benefit	(771)	(911)

Stock-based employee compensation, net of tax	$1,218	$1,438

There was $1 of cash flow from financing activities for excess tax benefits related to equity awards vested and issued for the three months ended March 31, 2011. There was no cash impact for excess tax benefits related to equity awards exercised and vested during the three months ended March 31, 2010.

As of March 31, 2011, there was $1,474 of pre-tax total unrecognized compensation cost related to non-vested stock options and stock appreciation rights, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.6 years. As of March 31, 2011, there was $8,627 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.1 years.

6. NET INCOME PER COMMON SHARE

Securities that are entitled to participate in dividends with common stocks, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of basic net income per common share. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock. See Note (11), “Preferred Stock,” for additional information.

Stock-based awards to purchase 2,172 and 2,183 shares of common stock for the three month periods ended March 31, 2011 and 2010, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. The following table sets forth the computation of basic and diluted net income per common share for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income	$2,256	$780

Less: allocation to participating securities	(279)	—

Net income attributable to common shareholders –basic	1,977	780

Net income per common share—basic	$0.05	$0.02

Net income per common share—diluted	$0.05	$0.02

Weighted average common shares outstanding—basic	39,240	32,631
Plus dilutive effect of potential common shares	6,602	840

Weighted average common shares outstanding—diluted	45,842	33,471

7. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, the Company had the following intangible assets:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,840	$(2,828)	$3,012	$5,840	$(2,635)	$3,205
Customer relationships	65,360	(16,032)	49,328	65,360	(14,713)	50,647
Tradenames and trademarks	16,871	(3,445)	13,426	16,871	(3,189)	13,682
Noncompete agreements	1,484	(1,299)	185	1,484	(1,265)	219
Acquired technology	800	(617)	183	800	(577)	223
Online courses	59	(59)	—	59	(59)	—

	$90,414	$(24,280)	$66,134	$90,414	$(22,438)	$67,976

Intangible assets not subject to amortization:
Goodwill			$154,485			$154,176
Tradenames and trademarks			97,600			97,600

			$252,085			$251,776

Accumulated goodwill impairment loss:			$214,939			$214,939

Aggregate amortization expense for the intangible assets presented in the above table was $1,842 and $1,201 for the three months ended March 31, 2011 and 2010, respectively. Estimated future aggregate amortization expense of intangible assets as of March 31, 2011 is as follows:

Amount
Nine months ending December 31, 2011	$5,349
Year ending December 31, 2012	6,777
Year ending December 31, 2013	6,461
Year ending December 31, 2014	6,361
Year ending December 31, 2015	6,122
Thereafter	35,064

$66,134

8. SEGMENT INFORMATION

The Company has four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets, stock-based compensation expense and other unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2011	2010
Revenue:
Nurse and allied healthcare staffing	$134,774	$75,191
Locum tenens staffing	70,189	60,388
Physician permanent placement services	10,842	7,715
Home healthcare services	13,597	—

	$229,402	$143,294

Segment operating income:
Nurse and allied healthcare staffing	$15,119	$8,734
Locum tenens staffing	6,011	5,471
Physician permanent placement services	3,817	1,966
Home healthcare services	963	—

	25,910	16,171
Unallocated corporate overhead	8,985	5,728
Depreciation and amortization	4,465	3,298
Stock-based compensation	1,989	2,349
Interest expense, net	5,511	2,637

Income before income taxes	$4,960	$2,159

9. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2011 and December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments in trading securities associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$20,787	$20,787	$—	$—
Trading securities investment	1	1	—	—

Total financial assets measured at fair value	$20,788	$20,788	$—	$—

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S Treasury securities	$20,961	$20,961	$—	$—
Trading securities investment	2,831	2,831	—	—

Total financial assets measured at fair value	$23,792	$23,792	$—	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets.

The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the three months ended March 31, 2011.

Non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 are summarized below:

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Goodwill	$154,176	$—	$—	$154,176	$41,932
Indefinite-lived intangible assets	$97,600	$—	$—	$97,600	$8,900

					$50,832

10. INCOME TAXES

The Company recorded an income tax expense of $2,704 for the three months ended March 31, 2011 as compared to $1,379 for the same period in 2010, reflecting effective income tax rates of 54.5% and 63.9% for these periods, respectively. The Company currently estimates its annual effective income tax rate to be approximately 52.3% for 2011, as compared to 16.5% effective income tax rate in 2010. The difference in effective tax rates for 2010 and the forecasted rate for 2011 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective income tax rate of 52.3% for 2011 is expected to be greater than the federal statutory rate of 35% due to a state tax rate, net of federal benefit, of 7.0%, a rate impact from provisions for uncertain tax positions of 8.9%, and an additional rate impact from other items of 1.4%.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets. The determination of the amount of any deferred tax asset valuation allowance is based in part on the amount and nature (ordinary versus capital) of estimated future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

11. PREFERRED STOCK

On September 1, 2010, in connection with the NFI acquisition, the Company issued 5,660 shares of Preferred Stock, including shares deposited in escrow. On December 20, 2010, 52 shares of Preferred Stock were released from escrow to the Company, and 221 shares of Preferred Stock were released from escrow to the former NFI stockholders, under the terms of the acquisition of NFI.

The Preferred Stock is entitled to receive dividends consistent with dividends payable on the Company’s common stock. In addition, each share of the Preferred Stock (i) is convertible into one share of the Company’s common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the common stock being equal to or greater than $10.00 per share (as adjusted from time to time to fully reflect changes in the Company’s capital structure) for a period of 30 consecutive trading days after December 15, 2010 or (B) September 1, 2020. During the three months ended March 31, 2011, approximately 41 shares of Preferred Stock had been converted into the Company’s common stock.

Certain of the Preferred Stock holders were granted registration rights and are subject to certain transfer restrictions with respect to their Preferred Stock (and shares of common stock issued upon conversion of such shares of Preferred Stock) (the “Registration Rights holders”). Subject to certain exceptions, the Registration Rights holders are prohibited from transferring shares of Preferred Stock (or shares of common stock issued upon conversion of such shares of Preferred Stock) to a competitor of AMN without the Company’s prior consent or otherwise transferring such shares in an amount constituting 5% or more of the voting capital stock of AMN then outstanding to a third party or any such shares to a third party who, immediately following such transfer, would beneficially own more than 15% of the voting capital stock of AMN then outstanding. Additionally, there are limits on the timing and amount of the common stock issued upon conversion of such shares of Preferred Stock that the Registration Rights holders may publicly sell.

The Preferred Stock is classified outside of permanent equity as share settlement under the redemption provision described above is not solely within the control of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Overview

We are the nation’s largest provider of comprehensive healthcare staffing and workforce solutions. As the leading provider of travel nurse, local (per diem) nurse, allied and locum tenens (temporary physician) staffing services, we recruit and place healthcare professionals on assignments of variable lengths with clients throughout the United States. We also provide healthcare clients with permanent placement services for clinicians. The 2010 acquisition of NFI Investors, Inc. (“NFI”), which broadened our managed service capabilities, makes us the nation’s largest provider of clinical workforce managed services programs and recruitment process outsourcing solutions. Through our managed services program, healthcare organizations are able to increase their efficiency by managing all of their clinical supplemental staffing needs through one company. The acquisition also provided for our entry into home healthcare services. Settings we staff include acute-care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. We also provide healthcare clients with permanent placement services for clinicians.

We conduct business through four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services.

For the three months ended March 31, 2011, we recorded revenue of $229.4 million, as compared to $143.3 million for the same period last year. We recorded net income of $2.3 million for the three months ended March 31, 2011, as compared to $0.8 million for the same period last year.

Nurse and allied healthcare staffing segment revenues comprised 59% and 53% of total consolidated revenues in the first quarter of 2011 and 2010, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical staffing and workforce solutions, including a comprehensive managed services solution in which we can manage all of the temporary nursing and allied needs for a client; a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs; and more traditional staffing service solutions of local, short and long-term assignment lengths.

Locum tenens staffing segment revenues comprised 31% and 42% of total consolidated revenues in the first quarter of 2011 and 2010, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while these clients seek permanent candidates or explore expansion. Our clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% of total consolidated revenues for both the first quarter of 2011 and 2010. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We primarily perform our services on retained basis, which we are generally paid for our services through a blend of retained search fees and variable fees tied to our performance. We also perform our services on a contingent basis; thus, fees are only earned if the physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

With the acquisition of NFI, we added the home healthcare services segment in the third quarter of 2010. Home healthcare services revenue comprised 6% of total consolidated revenue in the first quarter of 2011. We provide home healthcare services to individuals with acute-care illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses, and post-procedural needs.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have extended our service offerings beyond the transactional traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to more recurring revenue sources such as clinical workforce management offerings that include innovative solutions such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients that assist them in improving their financial and operational results through productivity and candidate quality enhancements. We have continually sought and evaluated strategic opportunities, through both acquisitions and internal product development, to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

In furtherance of this strategy, on September 1, 2010, we completed the acquisition of NFI, one of the nation’s leading providers of clinical workforce managed services programs. With the addition of NFI, we also expanded into home healthcare services and local nurse and allied staffing, largely in support of our managed services programs. We also supplemented our travel nurse and allied staffing, locum tenens and permanent placement divisions with this acquisition. We are seeing that the expansion of our service lines resulting from this combination has and will continue to substantially improve our ability to deliver an innovative, total workforce management and staffing solution to our broad and growing client base. We are also seeing that this strategic opportunity has and will continue to allow us to achieve additional sales and operating efficiencies. The success of the acquisition and our execution on the integration can be seen in the resulting revenue and cost synergies. See additional information in “Item 1, Condensed Consolidated Financial Statements—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Business Combinations.”

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

After reaching a low point in 2009, travel nurse orders have steadily improved, and although in the first quarter of 2011 they were nearly 80% higher over prior year, they remain at levels below what we experienced in 2008.We continue to see our hospital clients migrate to preferred vendor and managed services program relationships, and during the past year, we substantially increased the number of preferred relationships in our nursing business and extended these relationships to our allied business line. The travel nurse demand improvement we have experienced has been broad-based, across both managed services program clients and traditional contact clients, as well as across specialties and geographies. Our managed services program orders represent approximately 25% of our overall travel nurse demand.

Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians, our mix of business had shifted to favor therapy staffing. This trend was tempered however, by the addition of the NFI allied business, which increased our imaging and lab volumes and decreased our therapy ratio.

In our locum tenens staffing segment, we have seen improved order levels across most specialties, though demand in radiology remains below levels in years prior to 2009. In 2010, revenue associated with our federal government clients declined from the prior year, but we have seen moderate improvement in the second half of 2010 and continuing into 2011.

Early in 2010, our physician permanent placement services segment saw a slight improvement in demand, but continues to feel demand pressure as clients respond to weak economic conditions and budget pressure by pursuing only critical searches and reducing their overall recruiting efforts.

The home healthcare services segment we entered with the acquisition of NFI is subject to extensive federal and state regulation and control. Increasingly, governments are responding to fiscal challenges by trying to reduce their spending on Medicare, Medicaid and other state-funded programs through reducing utilization rates, increasing eligibility criteria and reducing reimbursement rates, which all negatively impact a portion of our revenue opportunities in government funded reimbursement. Our home healthcare services segment has a variety of payor sources, including private pay, but a significant portion of the business is through federal or state funded programs. Therefore like many of our competitors, we experienced small declines in revenue subsequent to the acquisition of NFI as we continue to try to replace these reduced revenue sources and adjust our operations accordingly. Moreover, in 2011, home health agencies must contend with both additional Medicare reimbursement rate cuts and needing to invest in resources to prepare for new regulatory requirements, including “face-to-face” encounter and implementation of new therapy documentation requirements.

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

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates, except for a supplement to our revenue recognition policy as described in Note (3) of our Notes to the accompanying unaudited condensed consolidated financial statements, remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, selected condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	70.4	72.1

Gross profit	29.6	27.9
Selling, general and administrative	23.1	22.3
Depreciation and amortization	1.9	2.3

Income from operations	4.6	3.3
Interest expense, net	2.4	1.8

Income before income taxes	2.2	1.5
Income tax expense	1.2	1.0

Net income	1.0%	0.5%

Comparison of Results for the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenue. Revenue increased 60% to $229.4 million for the three months ended March 31, 2011 from $143.3 million for the same period in 2010, primarily due to the additional revenue in connection with the acquisition of NFI in September 2010 and an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 79% to $134.8 million for the three months ended March 31, 2011 from $75.2 million for the same period in 2010. Of the $59.6 million increase, approximately $41.6 million was attributable to the acquisition of NFI in September 2010, with the rest primarily attributable to an increase in the average number of temporary healthcare professionals on assignment during the three months ended March 31, 2011.

Locum tenens staffing segment revenue increased 16% to $70.2 million for the three months ended March 31, 2011 from $60.4 million for the same period in 2010. Of the $9.8 million increase, $6.4 million was attributable to additional revenue in connection with the acquisition of NFI in September 2010 and $3.4 million was primarily attributable to an increase in the number of days filled by healthcare professionals during the three months ended March 31, 2011.

Physician permanent placement services segment revenue increased 41% to $10.8 million for the three months ended March 31, 2011 from $7.7 million for the same period in 2010. The increase was primarily attributable to the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, combined with $0.9 million additional revenue in connection with the acquisition of NFI in September 2010.

Home healthcare services segment revenue was $13.6 million for the three months ended March 31, 2011. The home healthcare services segment was acquired with the NFI acquisition in the third quarter of 2010, and therefore had no revenue during the three months ended March 31, 2010.

Cost of Revenue. Cost of revenue of $161.5 million represented 70.4% of revenue for the three months ended March 31, 2011, as compared to $103.3 million or 72.1% of revenue for the same period in 2010. The increase was primarily due to additional cost of revenue from the acquisition of NFI in September 2010 and an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 76% to $97.7 million for the three months ended March 31, 2011 from $55.4 million for the same period in 2010. Of the $42.3 million increase, approximately $28.1 million was attributable to additional cost of revenue from the acquisition of NFI in September 2010, with the rest primarily attributable to the increase in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 16% to $51.8 million for the three months ended March 31, 2011 from $44.6 million for the same period in 2010. Of the $7.2 million increase, $4.1 million was attributable to additional cost of revenue in connection with the acquisition of NFI in September 2010, $2.5 million was attributable to the increase in the number of days filled by healthcare professionals during the three months ended March 31, 2011, and $0.6 million was attributable to the net of effect of an increase in the average daily rate paid to the healthcare professionals partially offset by an increasing percentage of our days filled being attributable to the lower pay rate specialties.

Physician permanent placement services segment cost of revenue increased 9% to $3.6 million for the three months ended March 31, 2011 from $3.3 million for the same period in 2010 due to increases in recruiter compensation partially offset by a decrease in direct marketing cost.

Home healthcare services segment cost of revenue was $8.4 million for the three months ended March 31, 2011. The home healthcare services segment is a new segment acquired in connection with the NFI acquisition in September 2010.

Gross Profit. Gross profit increased 70% to $67.9 million for the three months ended March 31, 2011 from $40.0 million for the same period in 2010, representing gross margins of 29.6% and 27.9%, respectively. The increase in gross margin was due to a $1.9 million actuarial-based workers compensation benefit within the nurse and allied healthcare staffing segment, a $2.1 million additional revenue in physician permanent placement services segment as a result from the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin by reportable segment for the three months ended March 31, 2011 and 2010 was 27.5% and 26.3% for nurse and allied healthcare staffing, 26.2% and 26.2% for locum tenens staffing and 66.7% and 57.9% for physician permanent placement services, respectively. Gross margin for the newly acquired home healthcare services was 38.1% for the three months ended March 31, 2011.

Selling, General and Administrative. Selling, general and administrative expenses increased 66% to $52.9 million for the three months ended March 31, 2011 from $32.0 million for the same period in 2010. The increase was mainly due to the addition of selling, general and administrative expenses in connection with the acquisition of NFI in September 2010, which totaled approximately $14.8 million, along with a $1.3 million of integration related costs incurred during the first quarter of 2011, and additional operating expenses supporting the growth in business. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Three Months Ended March 31,
	2011	2010
Nurse and allied healthcare staffing	$21,953	$11,033
Locum tenens staffing	12,390	10,337
Physician permanent placement services	3,410	2,503
Home healthcare services	4,215	—
Unallocated corporate overhead	8,985	5,728
Stock-based compensation	1,989	2,349

	$52,942	$31,950

Depreciation and Amortization. Amortization expense increased 50% to $1.8 million for the three months ended March 31, 2011 from $1.2 million for the same period in 2010, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense increased 29% to $2.7 million for the three months ended March 31, 2011 from $2.1 million for the same period in 2010, with the increase primarily attributable to the additional depreciation on the newly acquired fixed assets from the NFI acquisition in September 2010, partially offset by certain fixed assets becoming fully depreciated during the three months ended March 31, 2011.

Interest Expense, Net. Interest expense, net, was $5.5 million for the three months ended March 31, 2011 as compared to $2.6 million for the same period in 2010. The increase was primarily attributable to an increase in our debt balance as we entered into a new credit agreement associated with the acquisition of NFI in September 2010, along with the higher interest rate on the new credit agreement.

Income Tax Expense. The Company recorded an income tax expense of $2.7 million for the three months ended March 31, 2011 as compared to $1.4 million for the same period in 2010, reflecting effective income tax rates of 54.5% and 63.9% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in Note (10) of our Notes to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

In summary, our cash flows were:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$5,564	$11,715
Net cash used in investing activities	(1,687)	(668)
Net cash used in financing activities	(1,825)	(1,536)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facility. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At March 31, 2011, $215.1 million, net of discount, was outstanding under our credit facilities with $26.4 million of available credit under the secured revolver portion of our credit facilities.

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

Operating Activities:

Net cash provided by operations during the three months ended March 31, 2011 was $5.6 million, compared to $11.7 million for the same period in 2010. The decrease in net cash provided by operations was primarily driven by increases in accounts receivable and prepaid expenses during the three months ended March 31, 2011. The number of days sales outstanding (“DSO”) was 54 days at March 31, 2011. DSO was 53 days and 56 days at December 31, 2010 and March 31, 2010, respectively.

Investing Activities:

Net cash used in investing activities during the three months ended March 31, 2011 was $1.7 million, compared to $0.7 million for the same period in 2010. The increase was related to increased capital expenditures during the three months ended March 31, 2011. Our capital expenditure requirements may increase in the future as a result of our acquisition of NFI in September 2010.

Financing Activities:

Net cash used in financing activities during the three months ended March 31, 2011 was $1.8 million primarily due to paying down our outstanding term loan balance during the quarter. During the three months ended March 31, 2010, cash used in financing activities was $1.5 million primarily due to paying down our outstanding term loan balance during the quarter.

During the three months ended March 31, 2011, we made a $2.3 million quarterly principal amortization payment. Borrowings under the Tranche B term loan portion of the Credit Agreement dated December 23, 2009 (the “First Lien Credit Agreement”) bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the second lien secured term loan facility (the “Second Lien Credit Facility”) bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. As of March 31, 2011, the total term loans outstanding (including both the current and long-term portions), net of discount, was $212.8 million.

The revolver portion of the First Lien Credit Agreement, which can be drawn up to an amount of $40.0 million less letters of credit and swingline loans outstanding, carries an unused fee of 0.75% per annum. Borrowings under the revolver portion of the First Lien Credit Agreement bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. The revolver portion of the First Lien Credit Agreement matures on August 31, 2014. As of March 31, 2011, there were $2.3 million outstanding under the revolving credit facility. At December 31, 2010, there were no amounts outstanding under the revolving credit facility.

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

Our credit agreements contain various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of March 31, 2011.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. All forward looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and include but are not limited to:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not believe that we have any material market risk exposure with respect to derivative or other financial instruments.

During the first quarter of 2011, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into a new credit agreement and an amendment to our existing credit agreement in September 2010. Borrowings under the secured term loan facility portion of the credit agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Credit Facility bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $0.6 million for the three months ended March 31, 2011.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (three-year cliff vesting, in amount based on shareholder return performance)*

10.2	Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott dated January 24, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K dated January 3, 2011).

10.3	Form of Indemnification Agreement—Officer and Director (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K, filed on March 5, 2010).

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011

/S/ BRIAN M. SCOTT
Name:	Brian M. Scott
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)