Form 10-Q
period 2011-06-30
AMN HEALTHCARE SERVICES INC
filed 2011-08-05
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011, there were 40,382,631 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,924	$1,883
Accounts receivable, net of allowance of $5,179 and $5,597 at June 30, 2011 and December 31, 2010, respectively	138,954	127,464
Accounts receivable, subcontractor	15,702	17,082
Prepaid expenses	7,382	6,969
Income taxes receivable	2,014	3,760
Deferred income taxes, net	18,701	20,170
Other current assets	2,798	1,933

Total current assets	193,475	179,261
Restricted cash and cash equivalents	18,242	20,961
Fixed assets, net	19,231	21,777
Deposits and other assets	19,656	20,116
Deferred income taxes, net	243	243
Goodwill	154,485	154,176
Intangible assets, net	161,948	165,576

Total assets	$567,280	$562,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$4,190	$4,463
Accounts payable and accrued expenses	42,930	45,867
Accrued compensation and benefits	45,912	38,060
Revolving credit facility	5,000	0
Current portion of notes payable	18,500	13,875
Deferred revenue	3,586	7,191
Other current liabilities	7,241	8,437

Total current liabilities	127,359	117,893
Notes payable, less current portion and discount	192,328	200,811
Other long-term liabilities	61,922	61,575

Total liabilities	381,609	380,279

Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 5,478 and 5,608 shares issued at June 30, 2011 and December 31, 2010, respectively	27,720	28,376

Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 39,714 and 39,186 shares issued at June 30, 2011 and December 31, 2010, respectively	397	392
Additional paid-in capital	387,974	386,550
Accumulated deficit	(229,997)	(233,066)
Accumulated other comprehensive loss	(423)	(421)

Total stockholders’ equity	157,951	153,455

Total liabilities and stockholders’ equity	$567,280	$562,110

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$234,537	$149,282	$463,939	$292,576
Cost of revenue	169,550	108,111	331,074	211,361

Gross profit	64,987	41,171	132,865	81,215

Operating expenses:
Selling, general and administrative	52,646	34,594	105,588	66,544
Depreciation and amortization	4,119	3,163	8,584	6,461

Total operating expenses	56,765	37,757	114,172	73,005

Income from operations	8,222	3,414	18,693	8,210
Interest expense, net	5,589	2,583	11,100	5,220

Income before income taxes	2,633	831	7,593	2,990
Income tax expense	1,820	694	4,524	2,073

Net income	$813	$137	$3,069	$917

Net income per common share:
Basic	$0.02	$0.00	$0.07	$0.03

Diluted	$0.02	$0.00	$0.07	$0.03

Weighted average common shares outstanding:
Basic	39,629	32,760	39,436	32,696

Diluted	45,981	33,566	45,912	33,519

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Months Ended June 30, 2011

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2010	39,186	$392	$386,550	$(233,066)	$(421)	$153,455
Stock-based compensation	0	0	3,712	0	0	3,712
Stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested and issued, net of tax withholdings	398	4	(2,009)	0	0	(2,005)
Preferred stock converted to common stock	130	1	655	0	0	656
Income tax shortfall from SARs exercised and RSUs vested and issued	0	0	(934)	0	0	(934)
Comprehensive income:
Foreign currency translation adjustment	0	0	0	0	(2)	(2)
Net income	0	0	0	3,069	0	3,069

Total comprehensive income						3,067

Balance, June 30, 2011	39,714	$397	$387,974	$(229,997)	$(423)	$157,951

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,069	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,584	6,461
Non-cash interest expense	1,862	1,552
Increase (decrease) in allowance for doubtful accounts and sales credits	2,029	(547)
Provision for deferred income taxes	535	(768)
Stock-based compensation	3,712	4,389
Excess tax benefits from SARs exercised and RSUs vested	(94)	(124)
Loss on disposal or sale of fixed assets	73	65
Changes in assets and liabilities:
Accounts receivable	(13,519)	(49)
Accounts receivable, subcontractor	1,380	(6,961)
Income taxes receivable	1,746	1,234
Prepaid expenses and other current assets	(1,278)	648
Deposits and other assets	(403)	(245)
Accounts payable and accrued expenses	(3,247)	10,237
Accrued compensation and benefits	7,852	3,351
Other liabilities and deferred revenue	(4,383)	(1,899)

Net cash provided by operating activities	7,918	18,261

Cash flows from investing activities:
Purchase and development of fixed assets	(2,451)	(1,270)
Change in restricted cash and cash equivalents balance	2,719	1,064

Net cash provided by (used in) investing activities	268	(206)

Cash flows from financing activities:
Capital lease payments	(334)	(320)
Payments on notes payable	(4,625)	(2,750)
Proceeds from revolving credit facility	5,000	0
Net settlement of employee equity awards	(2,005)	(801)
Excess tax benefit from SARs exercised and RSUs vested	94	124
Change in bank overdraft	(273)	0

Net cash used in financing activities	(2,143)	(3,747)

Effect of exchange rate changes on cash	(2)	7

Net increase in cash and cash equivalents	6,041	14,315
Cash and cash equivalents at beginning of period	1,883	27,053

Cash and cash equivalents at end of period	$7,924	$41,368

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $47 and $6 capitalized during the six months ended June 30, 2011 and 2010, respectively)	$9,133	$3,628

Cash paid for income taxes	$1,171	$926

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

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) updated guidance on revenue arrangements with multiple deliverables to require an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (VSOE) or acceptable third-party evidence (TPE) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the amended guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. The Company adopted this pronouncement beginning January 1, 2011. The adoption of this new accounting guidance resulted in additional revenue of $2,883 within the Company’s physician permanent placement services segment during the six months ended June 30, 2011, which was not material to the Company’s consolidated revenue for the period. The adoption of this new accounting guidance is not expected to have a material impact on the Company’s future consolidated revenue. Had the Company adopted this pronouncement beginning January 1, 2010, the impact on its consolidated financial statements would have been immaterial. See Note (3), “Revenue Recognition,” for additional information.

In December 2010, the FASB updated guidance, which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in the update are effective for fiscal years beginning on or after December 15, 2010. The Company adopted this guidance beginning January 1, 2011, and such adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

2. BUSINESS COMBINATIONS

On September 1, 2010, the Company acquired all of the outstanding equity of NF Investors, Inc. (“NFI”), one of the nation’s leading providers of clinical staffing managed services programs. NFI also provided local (per diem) and travel nurse and allied staffing, locum tenens, physician search services, and home healthcare services. The strategic combination broadened the managed services capabilities the Company offers as the nation’s largest provider of comprehensive healthcare staffing and workforce solutions and provided for the Company’s entry into home healthcare services.

The acquisition of NFI was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The provisional item pending finalization is primarily related to tax related matters upon the completion of NFI’s statutory tax return requirements, which are expected to be completed during 2011. The components of the preliminary purchase price allocation for NFI are as follows:

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

Of the $116,549 allocated to goodwill, $71,542, $31,236, $10,412 and $3,359 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $116,549 in goodwill acquired, approximately $36,045 in net tax basis goodwill was related to NFI’s prior acquisitions and will be amortized for tax purposes over the remaining lives. Goodwill will not be amortized for book purposes and will be tested for impairment at least annually.

The following summary presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2010 as if the NFI acquisition described above had occurred on January 1, 2010. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of future operating results.

Six Months Ended June 30, 2010
Revenue	$421,994
Net loss	$(2,023)

3. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals and from the delivery of healthcare services to patients in their homes. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of related subcontractor expense. The resulting net revenue represents the administrative fee charged by the Company for its vendor management services. The subcontractor is paid once the Company has received payment from the customer. Payables to subcontractors of $15,024 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2011. Payables to the subcontractors of $19,783 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2010. The Company also has multiple elements agreements primarily in its physician permanent placement services segment. Beginning January 1, 2011, the Company adopted the new accounting guidance discussed in Note (1), “Basis of Presentation,” which requires the Company to allocate the consideration of the arrangement to each of the deliverables based on its best estimate of their standalone selling prices as there is no VSOE or TPE of the selling prices. The adoption of this new accounting guidance resulted in additional revenue of $2,883 within the physician permanent placement services segment during the six months ended June 30, 2011.

4. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records accounts receivable at the invoiced amount, and accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks and a sales allowance to reserve for potential credits issued to clients. The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of an entity’s financial condition. Credit losses have been within management’s expectations. As of June 30, 2011, accounts receivable from the Company’s top five clients represented approximately 10% of the net accounts receivable balance, excluding amounts due to subcontractors.

5. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

During the six months ended June 30, 2011, the Company granted 673 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date intrinsic value was $7.52 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based employee compensation before tax	$1,723	$2,040	$3,712	$4,389
Related income tax benefit	(668)	(791)	(1,439)	(1,702)

Stock-based employee compensation, net of tax	$1,055	$1,249	$2,273	$2,687

There were $94 and $124 of cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the six month periods ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $1,229 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.4 years. As of June 30, 2011, there was $8,081 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.8 years.

6. NET INCOME PER COMMON SHARE

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of basic net income per common share. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock. See Note (11), “Preferred Stock,” for additional information.

Stock-based awards to purchase 2,131 and 2,151 shares of common stock for the three and six month periods ended June 30, 2011, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive. Stock-based awards to purchase 2,367 and 2,276 shares of common stock for the three and six month periods ended June 30, 2010, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$813	$137	$3,069	$917

Less: allocation to participating securities	(99)	0	(372)	0

Net income attributable to common stockholders—basic	714	137	2,697	917

Net income per common share—basic	$0.02	$0.00	$0.07	$0.03

Net income per common share—diluted	$0.02	$0.00	$0.07	$0.03

Weighted average common shares outstanding—basic	39,629	32,760	39,436	32,696
Plus: dilutive effect of potential common shares	6,352	806	6,476	823

Weighted average common shares outstanding—diluted	45,981	33,566	45,912	33,519

7. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of June 30, 2011 and December 31, 2010, the Company had the following intangible assets:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,840	$(2,998)	$2,842	$5,840	$(2,635)	$3,205
Customer relationships	65,360	(17,317)	48,043	65,360	(14,713)	50,647
Tradenames and trademarks	16,871	(3,700)	13,171	16,871	(3,189)	13,682
Noncompete agreements	1,484	(1,335)	149	1,484	(1,265)	219
Acquired technology	800	(657)	143	800	(577)	223
Online courses	59	(59)	0	59	(59)	0

	$90,414	$(26,066)	$64,348	$90,414	$(22,438)	$67,976

Intangible assets not subject to amortization:
Goodwill			$154,485			$154,176
Tradenames and trademarks			97,600			97,600

			$252,085			$251,776

Accumulated goodwill impairment loss			$214,939			$214,939

Aggregate amortization expense for the intangible assets presented in the above table was $1,786 and $1,188 for the three months ended June 30, 2011 and 2010, respectively, and $3,628 and $2,389 for the six months ended June 30, 2011 and 2010, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of June 30, 2011 is as follows:

Amount
Six months ending December 31, 2011	$3,563
Year ending December 31, 2012	6,777
Year ending December 31, 2013	6,461
Year ending December 31, 2014	6,361
Year ending December 31, 2015	6,122
Thereafter	35,064

$64,348

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Nurse and allied healthcare staffing	$140,029	$75,605	$274,803	$150,796
Locum tenens staffing	71,098	65,349	141,287	125,737
Physician permanent placement services	9,475	8,328	20,317	16,043
Home healthcare services	13,935	0	27,532	0

	$234,537	$149,282	$463,939	$292,576

Segment Operating Income
Nurse and allied healthcare staffing	$14,420	$7,250	$29,539	$15,984
Locum tenens staffing	5,465	6,399	11,476	11,870
Physician permanent placement services	2,511	1,978	6,328	3,944
Home healthcare services	365	0	1,328	0

	22,761	15,627	48,671	31,798
Unallocated corporate overhead	8,697	7,010	17,682	12,738
Depreciation and amortization	4,119	3,163	8,584	6,461
Stock-based compensation	1,723	2,040	3,712	4,389
Interest expense, net	5,589	2,583	11,100	5,220

Income before income tax	$2,633	$831	$7,593	$2,990

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2011 and December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments in trading securities associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,013	$18,013	$0	$0
Trading securities investment	0	0	0	0

Total financial assets measured at fair value	$18,013	$18,013	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$20,961	$20,961	$0	$0
Trading securities investment	2,831	2,831	0	0

Total financial assets measured at fair value	$23,792	$23,792	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets.

The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the six months ended June 30, 2011.

Non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 are summarized below:

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Goodwill	$154,176	$0	$0	$154,176	$41,932
Indefinite-lived intangible assets	$97,600	$0	$0	$97,600	$8,900

					$50,832

10. INCOME TAXES

The Company recorded an income tax expense of $4,524 for the six months ended June 30, 2011 as compared to $2,073 for the same period in 2010, reflecting effective income tax rates of 59.6% and 69.3% for these periods, respectively. The Company currently estimates its annual effective income tax rate to be approximately 57.9% for 2011, as compared to the 16.5% effective income tax rate in 2010. The difference in effective tax rates for 2010 and the forecasted rate for 2011 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective tax rate for 2011 of 57.9% is greater than the federal statutory rate of 35% primarily due to a state tax rate, net of federal benefit, of 7.3%, a rate impact from provisions for uncertain tax positions of 11.1%, and an additional rate impact from other items of 4.5%.

Management believes it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets, and accordingly, has not provided a valuation allowance for these assets. The determination of the amount of any deferred tax asset valuation allowance is based in part on the amount and nature (ordinary versus capital) of estimated future taxable income. The amount of the deferred tax asset considered realizable could be reduced if future estimated taxable income amounts in the carryforward period are less than currently forecasted.

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

The Preferred Stock is entitled to receive dividends consistent with dividends payable on the Company’s common stock. In addition, each share of the Preferred Stock (i) is convertible into one share of the Company’s common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the common stock being equal to or greater than $10.00 per share (as adjusted from time to time to fully reflect changes in the Company’s capital structure) for a period of 30 consecutive trading days after December 15, 2010 and (B) September 1, 2020. During the six months ended June 30, 2011, approximately 130 shares of Preferred Stock were converted into the Company’s common stock.

Certain of the Preferred Stock holders were granted registration rights and are subject to certain transfer restrictions with respect to their Preferred Stock (and shares of common stock issued upon conversion of such shares of Preferred Stock) (the “Registration Rights holders”). Subject to certain exceptions, the Registration Rights holders are prohibited from transferring shares of Preferred Stock (or shares of common stock issued upon conversion of such shares of Preferred Stock) to a competitor of the Company without the Company’s prior consent or otherwise transferring such shares in an amount constituting 5% or more of the voting capital stock of the Company then outstanding to a third party or any such shares to a third party who, immediately following such transfer, would beneficially own more than 15% of the voting capital stock of the Company then outstanding. Additionally, there are limits on the timing and amount of the common stock issued upon conversion of such shares of Preferred Stock that the Registration Rights holders may publicly sell.

The Preferred Stock is classified outside of permanent equity as share settlement under the redemption provision is not solely within the control of the Company.

12. SUBSEQUENT EVENT

Second Amendment to Credit Agreement

Effective July 25, 2011, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement dated December 23, 2009 (as amended, the “First Lien Credit Agreement”). The Second Amendment, among other things (a) increased the revolver portion of the First Lien Credit Agreement (the “Revolver Facility”) from $40,000 to $50,000; (b) added an accordion feature, which allows the Company, subject to certain conditions, to request an increase of up to $15,000 in the Revolver Facility; (c) reduced in certain circumstances the amount of mandatory excess cash flow prepayments the Company must make on the loans after each fiscal year; (d) adjusted certain financial covenants, including the Consolidated Leverage Ratio, the Consolidated First Lien Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio (each as defined in the First Lien Credit Agreement); and (e) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012.

First Amendment to Second Lien Credit Agreement

Effective July 25, 2011, the Company also entered into a First Amendment (the “First Amendment”) to the Second Lien Credit Agreement dated September 1, 2010 (as amended, the “Second Lien Credit Agreement”). The First Amendment, among other things (a) reduced in certain circumstances the amount of mandatory excess cash flow prepayments the Company must make on the loan after each fiscal year; (b) adjusted the Consolidated Leverage Ratio and Consolidated Fixed Charge Coverage Ratio financial covenants (each as defined in the Second Lien Credit Agreement); and (c) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012.

As a result of the amendments, the Company incurred fees of approximately $2,000.

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

Overview

We are the nation’s largest provider of comprehensive healthcare staffing and workforce solutions. As the leading provider of travel nurse, local (per diem) nurse, allied and locum tenens (temporary physician) staffing services, we recruit and place healthcare professionals on assignments of variable lengths with clients throughout the United States. We also provide healthcare clients with permanent placement services for clinicians. Our 2010 acquisition of NFI broadened our managed service capabilities and also provided for our entry into home healthcare services. Through the acquisition, we became the nation’s largest provider of clinical staffing managed services programs and recruitment process outsourcing solutions. Our managed services program enables healthcare organizations to increase their efficiency by managing all of their clinical supplemental staffing needs through one company. Settings we staff include acute-care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings.

We conduct business through four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services.

For the three months ended June 30, 2011, we recorded revenue of $234.5 million, as compared to revenue of $149.3 million for the same period last year. We recorded net income of $0.8 million for the three months ended June 30, 2011, as compared to net income of $0.1 million for the same period last year. For the six months ended June 30, 2011, we recorded revenue of $463.9 million, as compared to revenue of $292.6 million for the same period last year. We recorded net income of $3.1 million for the six months ended June 30, 2011, as compared to net income of $0.9 million for the same period last year.

Nurse and allied healthcare staffing segment revenues comprised 59% and 52% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical and workforce staffing solutions, including (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs; and (3) more traditional staffing service solutions of local, short- and long-term assignment lengths.

Locum tenens staffing segment revenues comprised 31% and 43% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 4% and 5% of total consolidated revenues for the six months ended June 30, 2011 and 2010, respectively. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We primarily perform our services on a retained basis, for which we are generally paid through a blend of retained search fees and variable fees tied to our performance. We also perform our services on a contingent basis, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

With the acquisition of NFI, we added the home healthcare services segment in the third quarter of 2010. Home healthcare services revenue comprised 6% of total consolidated revenue for the six months ended June 30, 2011. We provide home healthcare services to individuals with acute-care illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses, and post-procedural needs.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional core travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic revenue sources such as clinical workforce management offerings that include innovative solutions such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients that assist them in improving their financial and operational results through productivity and candidate quality enhancements. We have continually sought and evaluated strategic opportunities, through both acquisitions and internal product development, to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

In furtherance of this strategy, on September 1, 2010, we completed the acquisition of NFI, one of the nation’s leading providers of clinical staffing managed services programs. Through this acquisition, we expanded into local nurse and allied staffing, largely in support of our managed services programs, and supplemented our travel nurse and allied staffing, locum tenens and permanent placement divisions. With the addition of NFI, we also expanded into home healthcare services, enabling us to assist hospitals with their initiatives to reduce patient readmission rates using cost-effective home-based, post acute care. The expansion of our service lines resulting from this combination has and will continue to improve our ability to deliver innovative solutions to our broad and growing client base and allow us to achieve additional sales and operating efficiencies.

Recent Trends

Toward the end of 2008, demand decreased considerably in the nurse and allied healthcare staffing segment, reaching a low point in 2009, due to widespread and unprecedented economic conditions. For our clients, the poor economic conditions severely constricted budgets and access to operating capital, lowered permanent staff attrition rates, improved internal permanent hiring rates, and increased uncertainty regarding future patient admission levels and the collectability of receivables. These factors, in turn, reduced demand for our services as hospitals placed an increased reliance on permanent labor to meet staffing needs, which to a lesser extent, reduced permanent staff attrition rates and the supply of candidates available for travel assignments.

Travel nurse orders steadily improved throughout 2010, and although in the second quarter of 2011 they were approximately double compared with the prior year, they remain at levels below what we experienced in 2008, particularly as the unemployment rate has remained relatively high. The more recent improvement in travel nurse demand has been broad-based, across both managed services program clients and traditional contract clients, as well as across specialties and geographies. We continue to see our hospital clients migrate to preferred vendor and managed services program relationships, and during the past year we substantially increased the number of preferred relationships in our nursing business and have extended these relationships to our allied business line.

Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians, our mix of business had shifted to favor therapy staffing. This trend was tempered, however, by the addition of the NFI allied business, which increased our imaging and lab volumes and decreased our therapy ratio.

In our locum tenens staffing segment, market demand across our specialties has remained relatively stable during the first six months of 2011, except for the primary care specialty, which has experienced increased demand at a relatively higher rate.

Early in 2010, our physician permanent placement services segment saw a slight improvement in demand, but continues to feel demand pressure as clients respond to weak economic conditions and budget pressure by utilizing their internal resources for recruiting efforts and limiting their use of external retained permanent placement services.

The home healthcare services segment we entered with the acquisition of NFI is subject to extensive federal and state regulation and control. Increasingly, governments are responding to fiscal challenges by trying to reduce their spending on Medicare, Medicaid and other state-funded programs through reducing utilization rates, increasing eligibility criteria and reducing reimbursement rates, which all negatively impact a portion of our revenue opportunities in government funded reimbursement. Our home healthcare services segment has a variety of payor sources, with over half of the business coming from federal or state funded programs, and the remainder from private pay sources. Like many of our competitors, we experienced small declines in revenue subsequent to the acquisition of NFI as we continue to try to replace these reduced revenue sources and adjust our operations accordingly. Moreover, in 2011, home health agencies must contend with Medicare reimbursement rate cuts and the implementation of “face-to-face” encounter and new therapy documentation requirements, with additional Medicare reimbursement rate cuts proposed for 2012.

In 2010, Congress passed the Affordable Care Act, providing for extensive healthcare reform. The measure is being legally challenged and, if sustained, many of its reforms are scheduled to be phased in over a number of years. Accordingly, many questions remain concerning the impact of this legislation, including to what extent it will cause the government to assume a larger role in the healthcare system, expand healthcare coverage of Americans, and/or impose new and potentially significant restrictions on reimbursement. Given these open questions, we cannot predict the impact of the legislation on our clients or the direct or indirect impact on us. The implementation of such healthcare reforms in their current form would impact our clients and may affect certain aspects of our business, including through: (1) changes to provider reimbursement methods and payment rates, which could impact demand for and pricing of our services; (2) the manner in which we contract with physicians and other healthcare professionals or with hospitals and/or other healthcare clients; (3) the imposition of additional medical, administrative, technology or other costs on us and/or clients; and (4) the regulation of the collection, use, disclosure, maintenance and disposal of individually identifiable health information.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates, except for a supplement to our revenue recognition policy as described in Note 3 - “Revenue Recognition” within our Notes to Unaudited Condensed Consolidated Financial Statements, remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.3	72.4	71.4	72.2

Gross profit	27.7	27.6	28.6	27.8
Selling, general and administrative	22.4	23.2	22.8	22.8
Depreciation and amortization	1.8	2.1	1.8	2.2

Income from operations	3.5	2.3	4.0	2.8
Interest expense, net	2.4	1.7	2.4	1.8

Income before income taxes	1.1	0.6	1.6	1.0
Income tax expense	0.8	0.5	0.9	0.7

Net income	0.3%	0.1%	0.7%	0.3%

Comparison of Results for the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenue. Revenue increased 57% to $234.5 million for the three months ended June 30, 2011 from $149.3 million for the same period in 2010, primarily due to the additional revenue in connection with the acquisition of NFI in September 2010 and an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 85% to $140.0 million for the three months ended June 30, 2011 from $75.6 million for the same period in 2010. Of the $64.4 million increase, approximately $43.0 million was attributable to the acquisition of NFI, with the remainder primarily attributable to an increase in the average number of temporary healthcare professionals on assignment during the three months ended June 30, 2011.

Locum tenens staffing segment revenue increased 9% to $71.1 million for the three months ended June 30, 2011 from $65.4 million for the same period in 2010. Of the $5.7 million increase, $6.1 million was attributable to the additional revenue in connection with the acquisition of NFI and $0.8 million to an increase in the number of days filled by healthcare professionals during the three months ended June 30, 2011. These increases were partially offset by a $1.2 million decrease attributable to the net effect of a mix shift to our lower bill rate specialties and an increase in the average daily rate billed to clients during the three months ended June 30, 2011.

Physician permanent placement services segment revenue increased 14% to $9.5 million for the three months ended June 30, 2011 from $8.3 million for the same period in 2010. The increase was primarily attributable to the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, combined with $0.9 million of additional revenue in connection with the acquisition of NFI, partially offset by a decrease in the number of active searches and placements during the three months ended June 30, 2011.

Home healthcare services segment revenue was $13.9 million for the three months ended June 30, 2011. The home healthcare services segment was acquired in the NFI acquisition in the third quarter of 2010, and therefore generated no revenue for the Company during the three months ended June 30, 2010.

Cost of Revenue. Cost of revenue increased 57% to $169.6 million for the three months ended June 30, 2011 from $108.1 million for the same period in 2010. The increase was primarily due to the additional cost of revenue from the acquisition of NFI and an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 85% to $103.9 million for the three months ended June 30, 2011 from $56.3 million for the same period in 2010. Of the $47.6 million increase, approximately $32.0 million was attributable to additional cost of revenue from the acquisition of NFI, with the rest primarily attributable to the increase in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 10% to $53.0 million for the three months ended June 30, 2011 from $48.2 million for the same period in 2010. Of the $4.8 million increase, $4.0 million was attributable to the additional cost of revenue in connection with the acquisition of NFI, $0.6 million to the increase in the number of days filled by healthcare professionals during the three months ended June 30, 2011, and $0.2 million to the net effect of an increase in the average daily rate paid to the healthcare professionals partially offset by an increasing percentage of our days filled being attributable to lower pay rate specialties.

Physician permanent placement services segment cost of revenue was $3.6 million for both the three months ended June 30, 2011 and 2010.

Home healthcare services segment cost of revenue was $9.1 million for the three months ended June 30, 2011. The home healthcare services segment is a new segment acquired in connection with the NFI acquisition.

Gross Profit. Gross profit increased 58% to $65.0 million for the three months ended June 30, 2011 from $41.2 million for the same period in 2010, representing gross margins of 27.7% and 27.6%, respectively. The slight increase in gross margin was primarily due to a $0.8 million additional revenue in physician permanent placement services segment resulting from our adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin by reportable segment for the three months ended June 30, 2011 and 2010 was 25.8% and 25.5% for nurse and allied healthcare staffing, 25.5% and 26.2% for locum tenens staffing, and 62.4% and 56.9% for physician permanent placement services, respectively. Gross margin for the newly acquired home healthcare services was 34.5% for the three months ended June 30, 2011.

Selling, General and Administrative. Selling, general and administrative expenses increased 52% to $52.6 million for the three months ended June 30, 2011 from $34.6 million for the same period in 2010. The increase was mainly due to the addition of selling, general and administrative expenses in connection with the acquisition of NFI, which totaled approximately $15.0 million, along with $1.2 million of integration related costs incurred during the second quarter of 2011 and additional operating expenses supporting the growth in the business. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Three Months Ended June 30,
	2011	2010
Nurse and allied healthcare staffing	$21,721	$12,045
Locum tenens staffing	12,651	10,738
Physician permanent placement services	3,405	2,761
Home healthcare services	4,449	0
Unallocated corporate overhead	8,697	7,010
Stock-based compensation	1,723	2,040

	$52,646	$34,594

Depreciation and Amortization. Amortization expense increased 50% to $1.8 million for the three months ended June 30, 2011 from $1.2 million for the same period in 2010, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition. Depreciation expense increased 15% to $2.3 million for the three months ended June 30, 2011 from $2.0 million for the same period in 2010, with the increase primarily attributable to the additional depreciation on the newly acquired fixed assets from the NFI acquisition, partially offset by certain fixed assets becoming fully depreciated during the three months ended June 30, 2011.

Interest Expense, Net. Interest expense, net, was $5.6 million for the three months ended June 30, 2011 as compared to $2.6 million for the same period in 2010. The increase was primarily attributable to an increase in our debt balance as we increased and refinanced our debt in connection with the acquisition of NFI, along with the higher interest rate on our increased and refinanced debt.

Income Tax Expense. Income tax expense was $1.8 million for the three months ended June 30, 2011, as compared to $0.7 million for the same period in 2010, reflecting effective income tax rates of 69.1% and 83.5% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in Note 10 entitled “Income Taxes” of our Notes to Unaudited Condensed Consolidated Financial Statements.

Comparison of Results for the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenue. Revenue increased 59% to $463.9 million for the six months ended June 30, 2011 from $292.6 million for the same period in 2010, primarily due to the additional revenue in connection with the acquisition of NFI and an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 82% to $274.8 million for the six months ended June 30, 2011 from $150.8 million for the same period in 2010. Of the $124.0 million increase, approximately $84.0 million was attributable to the acquisition of NFI, with the rest primarily attributable to an increase in the average number of temporary healthcare professionals on assignment during the six months ended June 30, 2011.

Locum tenens staffing segment revenue increased 12% to $141.3 million for the six months ended June 30, 2011 from $125.7 million for the same period in 2010. Of the $15.6 million increase, $12.5 million was attributable to additional revenue in connection with the acquisition of NFI and $4.2 million to an increase in the number of days filled by healthcare professionals during the six months ended June 30, 2011. These increases were partially offset by a $1.1 million decrease attributable to the net effect of a mix shift to our lower bill rate specialties and an increase in the average daily rate billed to clients during the six months ended June 30, 2011.

Physician permanent placement services segment revenue increased 27% to $20.3 million for the six months ended June 30, 2011 from $16.0 million for the same period in 2010. The increase was primarily attributable to our adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, combined with $1.7 million of additional revenue in connection with the acquisition of NFI.

Home healthcare services segment revenue was $27.5 million for the six months ended June 30, 2011. The home healthcare services segment was acquired in the NFI acquisition in the third quarter of 2010, and therefore generated no revenue for the Company during the six months ended June 30, 2010.

Cost of Revenue. Cost of revenue increased 57% to $331.1 million for the six months ended June 30, 2011 from $211.4 million for the same period in 2010. The increase was primarily due to additional cost of revenue from the acquisition of NFI and an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 80% to $201.6 million for the six months ended June 30, 2011 from $111.7 million for the same period in 2010. Of the $89.9 million increase, approximately $60.0 million was attributable to additional cost of revenue from the acquisition of NFI, with the rest primarily attributable to the increase in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 13% to $104.8 million for the six months ended June 30, 2011 from $92.8 million for the same period in 2010. Of the $12.0 million increase, $8.2 million was attributable to additional cost of revenue in connection with the acquisition of NFI, $3.1 million was attributable to the increase in the number of days filled by healthcare professionals during the six months ended June 30, 2011, and $0.7 million was attributable to the net effect of an increase in the average daily rate paid to the healthcare professionals partially offset by an increasing percentage of our days filled being attributable to lower pay rate specialties.

Physician permanent placement services segment cost of revenue increased 6% to $7.2 million for the six months ended June 30, 2011 from $6.8 million for the same period in 2010 primarily due to increases in recruiter compensation partially offset by a decrease in direct marketing cost.

Home healthcare services segment cost of revenue was $17.5 million for the six months ended June 30, 2011. The home healthcare services segment was acquired with the NFI acquisition in the third quarter of 2010, and therefore incurred no cost of revenue for the Company during the six months ended June 30, 2010.

Gross Profit. Gross profit increased 64% to $132.9 million for the six months ended June 30, 2011 from $81.2 million for the same period in 2010, representing gross margins of 28.6% and 27.8%, respectively. The increase in gross margin was due to a $1.9 million actuarial-based workers compensation benefit within the nurse and allied healthcare staffing segment, $2.9 million of additional revenue in physician permanent placement services segment as a result from the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin by reportable segment for the six months ended June 30, 2011 and 2010 was 26.6% and 25.9% for nurse and allied healthcare staffing, 25.8% and 26.2% for locum tenens staffing, and 64.7% and 57.4% for physician permanent placement services, respectively. Gross margin for the newly acquired home healthcare services was 36.3% for the six months ended June 30, 2011.

Selling, General and Administrative. Selling, general and administrative expenses increased 59% to $105.6 million for the six months ended June 30, 2011 from $66.5 million for the same period in 2010. The increase was primarily attributable to the addition of selling, general and administrative expenses in connection with the acquisition of NFI, which totaled approximately $30.0 million, along with $2.5 million of integration related costs incurred during the six months ended June 30, 2011 and additional operating expenses supporting the growth in the business. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Six Months Ended June 30,
	2011	2010
Nurse and allied healthcare staffing	$43,674	$23,078
Locum tenens staffing	25,041	21,075
Physician permanent placement services	6,815	5,264
Home healthcare services	8,664	0
Unallocated corporate overhead	17,682	12,738
Stock-based compensation	3,712	4,389

	$105,588	$66,544

Depreciation and Amortization. Amortization expense increased 50% to $3.6 million for the six months ended June 30, 2011 from $2.4 million for the same period in 2010, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition. Depreciation expense increased 22% to $5.0 million for the six months ended June 30, 2011 from $4.1 million for the same period in 2010, with the increase primarily attributable to the additional depreciation on the newly acquired fixed assets from the NFI acquisition, partially offset by certain fixed assets becoming fully depreciated during the six months ended June 30, 2011.

Interest Expense, Net. Interest expense, net, was $11.1 million for the six months ended June 30, 2011 as compared to $5.2 million for the same period in 2010. The increase was primarily attributable to an increase in our debt balance as we increased and refinanced our debt in connection with the acquisition of NFI, along with the higher interest rate on our increased and refinanced debt.

Income Tax Expense. We recorded income tax expense of $4.5 million for the six months ended June 30, 2011 as compared to $2.1 million for the same period in 2010, reflecting effective income tax rates of 59.6% and 69.3% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in Note 10 entitled “Income Taxes” of our Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

In summary, for the six months ended June 30, 2011 and 2010, our cash flows were as follows:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$7,918	$18,261
Net cash provided by (used in) investing activities	268	(206)
Net cash used in financing activities	(2,143)	(3,747)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At June 30, 2011, $215.8 million, net of discount, was outstanding under our credit facilities with $23.8 million of available credit under the Revolver Facility.

We believe that cash generated from operations and available borrowings under our Revolver Facility will be sufficient to fund our operations for the next 12 months. We intend to finance potential future acquisitions either with cash provided from operations, borrowings under our Revolver Facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the six months ended June 30, 2011 was $7.9 million, compared to $18.3 million for the same period last year. The decrease in net cash provided by operations was primarily attributable to the larger increase in accounts receivable, partially offset by the larger increase in accrued compensation and benefits during the six months ended June 30, 2011 as compared to the same period in 2010, and the decrease in accounts payable and accrued expenses as opposed to the increase in the same period in 2010. The number of days sales outstanding (“DSO”) was 54 days at June 30, 2011. DSO was 53 days and 55 days at December 31, 2010 and June 30, 2010, respectively.

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2011 was $0.3 million, compared to $0.2 million net cash used in investing activities for the same period in 2010. The change was related to the decrease in restricted cash and cash equivalents balance, partially offset by increased capital expenditure during the six months ended June 30, 2011. Our capital expenditure requirements may increase in the future as a result of our acquisition of NFI.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2011 was $2.1 million, primarily due to paying down our outstanding term loan balance during the period. During the six months ended June 30, 2010, net cash used in financing activities was $3.7 million, primarily due to paying down our outstanding term loan balance during the period.

During the six months ended June 30, 2011, we made $4.6 million in quarterly principal amortization payments. Borrowings under the Tranche B term loan portion of the First Lien Credit Agreement (the “First Lien Term Loan”) bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Credit Agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. As of June 30, 2011, the total term loans outstanding (including both the current and long-term portions), net of discount, was $210.8 million.

The Revolver Facility, which can be drawn up to an amount of $40.0 million (effective July 25, 2011, increased to $50.0 million under the Second Amendment) less letters of credit and swingline loans outstanding, carries an unused fee of 0.75% per annum. Borrowings under the Revolver Facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. The Revolver Facility matures on August 31, 2014. As of June 30, 2011, there was $5.0 million outstanding under the Revolver Facility. At December 31, 2010, there were no amounts outstanding under the Revolver Facility.

The First Lien Term Loan is subject to quarterly amortization of principal (in equal installments), with an amount equal to 5% of the initial aggregate principal amount of the First Lien Term Loan in the first year, 10% of the initial aggregate principal amount of the First Lien Term Loan in the second year and 15% of the First Lien Term Loan in the third and fourth years with any remaining amounts payable quarterly thereafter until the maturity date on June 23, 2015. We are required to make additional customary mandatory prepayments with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, as well as a percentage of the annual excess cash flow.

The maturity date of the loan under the Second Lien Credit Agreement (the “Second Lien Term Loan”) is September 1, 2016. The full principal amount of the Second Lien Term Loan is payable on the maturity date. We are required to make customary mandatory prepayments of the Second Lien Term Loan with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances. We are also required to make excess cash flow mandatory prepayments of the Second Lien Term Loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2011, in an amount to be determined based on our Consolidated Leverage Ratio (as defined in the Second Lien Credit Agreement), less any voluntary prepayments of the Second Lien Credit Term Loan or any loans under the First Lien Credit Agreement made during the fiscal year. All such mandatory prepayments are only required to the extent all obligations under the First Lien Credit Agreement have been paid in full and the commitments to make additional credit extensions thereunder have been terminated.

Our credit agreements contain various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of June 30, 2011.

Effective July 25, 2011, we entered into the Second Amendment and the First Amendment. The Second Amendment, among other things (a) increased the Revolver Facility from $40.0 million to $50.0 million; (b) added an accordion feature, which allows the Company, subject to certain conditions, to request an increase of up to $15.0 million in the Revolver Facility; (c) reduced in certain circumstances the amount of mandatory excess cash flow prepayments the Company must make on the loans after each fiscal year; (d) adjusted certain financial covenants, including the Consolidated Leverage Ratio, the Consolidated First Lien Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio (each as defined in the First Lien Credit Agreement); and (e) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The First Amendment, among other things (a) reduced in certain circumstances the amount of mandatory excess cash flow prepayments the Company must make on the loan after each fiscal year; (b) adjusted the Consolidated Leverage Ratio and Consolidated Fixed Charge Coverage Ratio financial covenants (each as defined in the Second Lien Credit Agreement); and (c) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. As a result of the amendments, we incurred fees of approximately $2.0 million.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity, which is our current presentation. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. We are required to adopt this guidance beginning January 1, 2012, and we do not expect the adoption will have a material effect on our consolidated financial statements.

In June 2011, the Emerging Issues Task Force reached a final Consensus on presentation and disclosure of net revenue, provision for bad debts, and the allowance for doubtful accounts for healthcare entities. The final consensus will require a healthcare entity to separately present bad debt expense related to patient service revenues as a reduction of patient service revenue, net of contractual allowances and discounts. Healthcare entities will be required to disclose qualitative and quantitative information about the activity in the allowance for doubtful accounts, and their policies for assessing collectability in determining the timing and amount of revenue and bad debt expense. The final Consensus will be effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We are required to adopt this guidance beginning January 1, 2012, and we do not expect the adoption will have a material effect on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. All forward looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and include but are not limited to:

•	our ability to sustain and grow our staffing services in a continued significant economic downturn and slow industry recovery;

•	our ability to continue to recruit and retain quality healthcare professionals at reasonable costs, in the face of future growth in employment rates and resulting constriction of supply;

•	our ability to attract and retain sales and operational personnel;

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

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the impact of medical malpractice and other claims asserted against us for which we carry significant self-insured retentions;

•	our ability to carry out our business strategy and maintain sufficient cash flow and capital structure to support our business;

•	our ability to meet our financial covenants, which, if not met, could adversely affect our liquidity;

•	the loss of key officers and management personnel, which could adversely affect our ability to remain competitive;

•	our ability to maintain our valuable brands and the effect of recognition by us of an impairment to goodwill; and

•	the effect of adjustments by us to accruals for self-insured retention.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

During the six months ended June 30, 2011, our primary exposure to market risk was interest rate risk associated with our debt instruments. We have borrowings outstanding under our First Lien Credit Agreement and Second Lien Credit Agreement. Borrowings under the First Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million for the six months ended June 30, 2011.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document
4.1	Second Amendment to Credit Agreement, dated as of July 25, 2011, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, LLC, Radiologic Enterprises, LLC, National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

4.2	Second Lien Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

4.3	First Amendment to Second Lien Credit Agreement, dated as of July 25, 2011, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, LLC, Radiologic Enterprises, LLC, National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011

/s/ BRIAN M. SCOTT
Name:	Brian M. Scott
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)