Form 10-Q
period 2011-09-30
AMN HEALTHCARE SERVICES INC
filed 2011-11-04
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 40,453,375 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,643	$1,883
Accounts receivable, net of allowance of $4,822 and $5,597 at September 30, 2011 and December 31, 2010, respectively	143,938	127,464
Accounts receivable, subcontractor	17,441	17,082
Prepaid expenses	6,032	6,969
Income taxes receivable	2,210	3,760
Deferred income taxes, net	19,938	20,170
Other current assets	3,250	1,933

Total current assets	197,452	179,261
Restricted cash and cash equivalents	18,250	20,961
Fixed assets, net	18,134	21,777
Deposits and other assets	19,769	20,116
Deferred income taxes, net	243	243
Goodwill	130,089	154,176
Intangible assets, net	153,465	165,576

Total assets	$537,402	$562,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$4,779	$4,463
Accounts payable and accrued expenses	47,198	45,867
Accrued compensation and benefits	43,500	38,060
Revolving credit facility	3,000	0
Current portion of notes payable	20,812	13,875
Deferred revenue	2,585	7,191
Other current liabilities	6,812	8,437

Total current liabilities	128,686	117,893
Notes payable, less current portion and discount	185,767	200,811
Other long-term liabilities	62,484	61,575

Total liabilities	376,937	380,279

Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 4,820 and 5,608 shares issued at September 30, 2011 and December 31, 2010, respectively	24,388	28,376

Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 40,385 and 39,186 shares issued at September 30, 2011 and December 31, 2010, respectively	404	392
Additional paid-in capital	392,960	386,550
Accumulated deficit	(256,896)	(233,066)
Accumulated other comprehensive loss	(391)	(421)

Total stockholders’ equity	136,077	153,455

Total liabilities and stockholders’ equity	$537,402	$562,110

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$242,299	$176,313	$706,238	$468,889
Cost of revenue	173,582	127,995	504,656	339,356

Gross profit	68,717	48,318	201,582	129,533

Operating expenses:
Selling, general and administrative	53,840	46,762	159,428	113,306
Depreciation and amortization	3,954	3,787	12,538	10,248
Impairment charges	31,198	49,782	31,198	49,782

Total operating expenses	88,992	100,331	203,164	173,336

Loss from operations	(20,275)	(52,013)	(1,582)	(43,803)
Interest expense, net	7,023	8,793	18,123	14,013

Loss before income taxes	(27,298)	(60,806)	(19,705)	(57,816)
Income tax expense (benefit)	(399)	(9,516)	4,125	(7,443)

Net loss	(26,899)	(51,290)	(23,830)	(50,373)

Net loss per common share:
Basic	$(0.67)	$(1.48)	$(0.60)	$(1.52)

Diluted	$(0.67)	$(1.48)	$(0.60)	$(1.52)

Weighted average common shares outstanding:
Basic	40,327	34,777	39,736	33,397

Diluted	40,327	34,777	39,736	33,397

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Nine Months Ended September 30, 2011

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2010	39,186	$392	$386,550	$(233,066)	$(421)	$153,455
Stock-based compensation	0	0	5,409	0	0	5,409
Stock appreciation rights (SARs) exercised and restricted stock units (RSUs) vested and issued, net of tax withholdings	411	4	(2,050)	0	0	(2,046)
Preferred stock converted to common stock	788	8	3,980	0	0	3,988
Income tax shortfall from SARs exercised and RSUs vested and issued	0	0	(929)	0	0	(929)
Comprehensive loss:
Foreign currency translation adjustment	0	0	0	0	30	30
Net loss	0	0	0	(23,830)	0	(23,830)

Total comprehensive loss						(23,800)

Balance, September 30, 2011	40,385	$404	$392,960	$(256,896)	$(391)	$136,077

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(23,830)	$(50,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,538	10,248
Non-cash interest expense	2,829	2,322
Increase in allowance for doubtful accounts and sales credits	2,964	1,309
Provision for deferred income taxes	(695)	(9,446)
Stock-based compensation	5,409	6,344
Excess tax benefit from SARs exercised and RSUs vested	(108)	(124)
Impairment charges	31,198	49,782
Loss on disposal or sale of fixed assets	100	108
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(19,438)	(9,201)
Accounts receivable, subcontractor	(359)	(2,979)
Income taxes receivable	1,550	478
Prepaid expenses and other current assets	(380)	1,614
Deposits and other assets	(132)	(505)
Accounts payable and accrued expenses	1,003	3,035
Accrued compensation and benefits	5,440	4,617
Other liabilities and deferred revenue	(5,290)	(3,989)

Net cash provided by operating activities	12,799	3,240

Cash flows from investing activities:
Purchase and development of fixed assets	(3,550)	(2,385)
Cash paid for acquisition, net of cash received	0	(3,231)
Cash payment for holdback liability for prior acquisitions	0	511
Change in restricted cash and cash equivalents balance	2,711	1,064

Net cash used in investing activities	(839)	(4,041)

Cash flows from financing activities:
Capital lease payments	(503)	(482)
Proceeds from notes payable	0	117,750
Payments on notes payable	(9,250)	(5,137)
Proceeds from revolving credit facility	14,600	0
Payment of revolving credit facility	(11,600)	0
Payment of financing costs	(855)	(3,695)
Payment of notes payable discount	0	(2,755)
Payments on NF Investors, Inc. (“NFI”) then-existing debt	0	(132,918)
Net settlement of employee equity awards	(2,046)	(835)
Excess tax benefit from SARs exercised and RSUs vested and issued	108	124
Change in bank overdraft, net of overdraft acquired	316	3,739

Net cash used in financing activities	(9,230)	(24,209)

Effect of exchange rate changes on cash	30	34

Net increase (decrease) in cash and cash equivalents	2,760	(24,976)
Cash and cash equivalents at beginning of period	1,883	27,053

Cash and cash equivalents at end of period	$4,643	$2,077

Supplemental disclosures of cash flow information:
Cash paid for interest, including financing costs (net of $58 and $13 capitalized during the nine months ended September 30, 2011 and 2010, respectively)	$15,511	$11,654

Cash paid for income taxes	$1,506	$870

Supplemental disclosures of non-cash investing and financing activities:
Fair value of assets acquired in acquisition, net of cash received	$0	$58,860
Goodwill	0	118,365
Intangible assets	0	61,405
Preferred stock issued	0	(28,639)
Common stock issued	0	(27,909)
NFI then-existing debt assumed	0	(132,918)
Other liabilities assumed	0	(45,933)

Net cash paid for acquisition	$0	$3,231

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) updated guidance on revenue arrangements with multiple deliverables to require an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items, when vendor-specific objective evidence (“VSOE”) or acceptable third-party evidence (“TPE”) does not exist and expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the amended guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. The Company adopted this pronouncement beginning January 1, 2011. The adoption of this new accounting guidance resulted in additional revenue of $3,272 within the Company’s physician permanent placement services segment during the nine months ended September 30, 2011, which was not material to the Company’s consolidated revenue for the period. The adoption of this new accounting guidance is not expected to have a material impact on the Company’s future consolidated revenue. Had the Company adopted this pronouncement beginning January 1, 2010, the impact on its consolidated financial statements would have been immaterial. See Note (3) entitled “Revenue Recognition,” for additional information.

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

The acquisition of NFI was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. The components of the final purchase price allocation for NFI are as follows:

Purchase Price:
6,300 shares of common stock issued	$27,909
5,608 shares of preferred stock issued, net	28,376
Cash paid	3,231

Total purchase price of acquisition	$59,516

Allocation of Purchase Price:
Accounts receivable	$31,205
Accounts receivable, subcontractor	12,451
Other current assets	5,266
Fixed assets	6,940
Other assets	2,735
Identifiable intangible assets	65,044
Goodwill	116,651
NFI then-existing debt assumed	(132,918)
Other liabilities assumed	(47,858)

Total net assets acquired	$59,516

During the three and nine months ended September 30, 2011, the purchase price allocation was finalized by an adjustment of $102 and $411, respectively, which was related to additional liabilities assumed as a result of NFI’s statutory tax return requirement.

Of the $116,651 allocated to goodwill, $71,605, $31,263, $10,421 and $3,362 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $116,651 in goodwill acquired, approximately $27,227 in net tax basis goodwill was related to NFI’s prior acquisitions and will be amortized for tax purposes over the remaining lives. Goodwill will not be amortized for book purposes and will be tested for impairment at least annually.

3. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals and from the delivery of healthcare services to patients in their homes. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If a subcontractor is used, revenue is recorded net of related subcontractor expense. The resulting net revenue represents the administrative fee charged by the Company for its managed services programs. The subcontractor is paid once the Company has received payment from the customer. Payables to subcontractors of $19,967 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2011. Payables to subcontractors of $19,783 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2010. The Company also has multiple elements agreements primarily in its physician permanent placement services segment. Beginning January 1, 2011, the Company adopted the new accounting guidance discussed in Note (1), “Basis of Presentation,” which requires the Company to allocate the consideration of the arrangement to each of the deliverables based on its best estimate of their standalone selling prices as there is no VSOE or TPE of the selling prices. The adoption of this new accounting guidance resulted in additional revenue of $3,272 within the physician permanent placement services segment during the nine months ended September 30, 2011.

4. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company records accounts receivable at the invoiced amount and accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risks and a sales allowance to reserve for potential credits issued to clients. The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of an entity’s financial condition. Credit losses have been within management’s expectations. As of September 30, 2011 and December 31, 2010, accounts receivable from the Company’s top five clients represented approximately 10% and 14%, respectively, of the net accounts receivable balance, excluding amounts due to subcontractors.

5. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite vesting period.

During the nine months ended September 30, 2011, the Company granted 702 shares of restricted stock units (“RSUs”) to its employees. The weighted average grant date fair value was $7.38 per RSU. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based employee compensation before tax	$1,697	$1,955	$5,409	$6,344
Related income tax benefit	(658)	(758)	(2,097)	(2,460)

Stock-based employee compensation, net of tax	$1,039	$1,197	$3,312	$3,884

As of September 30, 2011, there was $960 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.2 years. As of September 30, 2011, there was $6,822 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 1.6 years.

6. NET LOSS PER COMMON SHARE

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of basic net income per common share. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock. Basic and diluted net loss per common share is calculated by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the reporting period.

All of the 3,876 of outstanding equity awards and 4,820 shares of Preferred Stock (as if converted) as of September 30, 2011 were anti-dilutive due to the net loss during the three and nine month periods ending September 30, 2011. All of the 4,825 of outstanding equity awards and 5,660 shares of Preferred Stock (as if converted) as of September 30, 2010 were anti-dilutive due to the net loss during the three and nine month periods ending September 30, 2010.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(26,899)	$(51,290)	$(23,830)	$(50,373)

Accumulated dividends on Preferred Stock	0	263	0	263

Net loss applicable to common shares	$(26,899)	$(51,553)	$(23,830)	$(50,636)

Net loss per common share—basic	$(0.67)	$(1.48)	$(0.60)	$(1.52)

Net loss per common share—diluted	$(0.67)	$(1.48)	$(0.60)	$(1.52)

Weighted average common shares outstanding—basic	40,327	34,777	39,736	33,397
Plus dilutive equity awards	0	0	0	0

Weighted average common shares outstanding—diluted	40,327	34,777	39,736	33,397

7. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

As of September 30, 2011 and December 31, 2010, the Company had the following intangible assets:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,840	$(3,169)	$2,671	$5,840	$(2,635)	$3,205
Customer relationships	65,360	(18,602)	46,758	65,360	(14,713)	50,647
Tradenames and trademarks	16,871	(3,956)	12,915	16,871	(3,189)	13,682
Noncompete agreements	1,484	(1,368)	116	1,484	(1,265)	219
Acquired technology	800	(695)	105	800	(577)	223
Online courses	59	(59)	0	59	(59)	0

	$90,414	$(27,849)	$62,565	$90,414	$(22,438)	$67,976

Intangible assets not subject to amortization:
Goodwill			$130,089			$154,176
Tradenames and trademarks			90,900			97,600

			$220,989			$251,776

Accumulated goodwill impairment loss			$239,437			$214,939

Aggregate amortization expense for the intangible assets presented in the above table was $1,783 and $1,494 for the three months ended September 30, 2011 and 2010, respectively, and $5,411 and $3,883 for the nine months ended September 30, 2011 and 2010, respectively. Estimated future aggregate amortization expense of definite lived intangible assets as of September 30, 2011 is as follows:

Amount
Three months ending December 31, 2011	$1,779
Year ending December 31, 2012	6,777
Year ending December 31, 2013	6,461
Year ending December 31, 2014	6,361
Year ending December 31, 2015	6,122
Thereafter	35,065

$62,565

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2011 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2011	$76,240	$14,466	$32,317	$31,153	$154,176
Additional goodwill acquired from NFI acquisition	252	37	12	110	411
Impairment charges	0	0	0	(24,498)	(24,498)

Balance, September 30, 2011	$76,492	$14,503	$32,329	$6,765	$130,089

Impairment of Goodwill and Other Intangible Assets

In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value using these approaches, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill based on a number of factors, including the implied discount value, with the carrying amount of that goodwill.

The Company has experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company has lowered its projected near term growth rates in the home healthcare services segment. The revised growth rates triggered an interim impairment testing as of August 31, 2011 for the home healthcare services segment, which is also the reporting unit. The Company completed the first step of its goodwill impairment testing and has determined that the fair value of home healthcare services reporting unit was lower than its respective carrying value. The decrease in value was due to lower projected near term growth rates in the home healthcare industry, lowering the anticipated growth trend used for goodwill impairment testing. The Company is in the process of finalizing the fair value of its identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment. As of the date of the filing of this Quarterly Report, the Company has not finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of filing of this Quarterly Report and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of accounting for contingencies. Based on the foregoing, the Company has recognized a pre-tax goodwill impairment charge of $24,498 as of August 31, 2011, which represents management’s best estimate of fair value. In addition, as of September 30, 2011, the Company recorded estimated pre-tax impairment charges of $6,700 related to certain indefinite-lived intangible assets primarily related to its home healthcare services segment. This charge was also included in impairment charges on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

For the nine months ended September 30, 2010, the Company recorded pre-tax impairment charges of $40,882 and $8,900 on goodwill and indefinite-lived intangible assets, respectively.

8. NOTES PAYABLE AND RELATED CREDIT AGREEMENTS

Second Amendment to First Lien Credit Agreement

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

Financing Costs

Of the $1,990 financing costs incurred in connection with the amendments, the Company recorded $1,135 as interest expense for three months ended September 30, 2011, and capitalized the remaining $855 as debt issuance costs, which will be amortized over the remaining terms of the credit facilities.

9. SEGMENT INFORMATION

The Company has four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets, stock-based compensation expense, impairment charges and other unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Nurse and allied healthcare staffing	$147,738	$93,059	$422,541	$243,855
Locum tenens staffing	72,080	69,555	213,367	195,292
Physician permanent placement services	9,189	8,676	29,506	24,719
Home healthcare services	13,292	5,023	40,824	5,023

	$242,299	$176,313	$706,238	$468,889

Segment Operating Income
Nurse and allied healthcare staffing	$15,197	$8,602	$44,736	$24,586
Locum tenens staffing	6,283	5,364	17,759	17,234
Physician permanent placement services	2,142	1,699	8,470	5,643
Home healthcare services	702	469	2,030	469

	24,324	16,134	72,995	47,932
Unallocated corporate overhead	7,750	12,623	25,432	25,361
Depreciation and amortization	3,954	3,787	12,538	10,248
Stock-based compensation	1,697	1,955	5,409	6,344
Impairment charges	31,198	49,782	31,198	49,782
Interest expense, net	7,023	8,793	18,123	14,013

Loss before income taxes	$(27,298)	$(60,806)	$(19,705)	$(57,816)

10. FAIR VALUE MEASUREMENT

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2011 and December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash and cash equivalents and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash and cash equivalents typically consist of cash and U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,021	$18,021	$0	$0
Trading securities investment	265	265	0	0

Total financial assets measured at fair value	$18,286	$18,286	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$20,961	$20,961	$0	$0
Trading securities investment	2,831	2,831	0	0

Total financial assets measured at fair value	$23,792	$23,792	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. The Company has experienced declines in home healthcare services segment revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing as of August 31, 2011 for the home healthcare services segment, which is also the reporting unit. The Company recorded estimated pre-tax impairment charges of $24,498 and $6,700 on goodwill and indefinite-lived intangible assets, respectively, for the three months and nine months ended September 30, 2011. See Note (7) entitled “Goodwill and Identifiable Intangible Assets,” for additional information.

Non-financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 are summarized below:

	Fair Value Measurements as of September 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended September 30, 2011
Goodwill	$130,089	$0	$0	$130,089	$24,498
Indefinite-lived intangible assets	$90,900	$0	$0	$90,900	$6,700

					$31,198

Non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 are summarized below:

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Goodwill	$154,176	$0	$0	$154,176	$41,932
Indefinite-lived intangible assets	$97,600	$0	$0	$97,600	$8,900

					$50,832

11. INCOME TAXES

The Company recorded an income tax expense of $4,125 for the nine months ended September 30, 2011 as compared to a benefit of $7,443 for the same period in 2010. The Company currently estimates its annual effective income tax rate to be approximately (21.4)% (expense) for 2011, as compared to the 16.5% effective income tax rate (benefit) in 2010. The difference in effective tax rates for 2010 and the forecasted rate for 2011 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective tax rate for 2011 is less than the federal statutory rate of 35% primarily due to the following:

Federal statutory rate benefit	35.0%
State tax expense, net of federal benefit	(3.5)
Rate impact from provisions for uncertain tax positions	(10.7)
Non-deductible goodwill and intangibles impairment	(37.5)
Other, net	(4.7)

Estimated annual effective income tax rate	(21.4)%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of current and historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

12. SUBSEQUENT EVENT

In October 2011, the Company signed a non-binding letter of intent (“LOI”) with a strategic buyer to acquire the Company’s home healthcare business. At the time of filing this Quarterly Report, the execution of a purchase agreement is not assured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

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

For the three months ended September 30, 2011, we recorded revenue of $242.3 million, as compared to revenue of $176.3 million for the same period last year. We recognized a net loss of $26.9 million, which included pre-tax impairment charges of $31.2 million, for the three months ended September 30, 2011, as compared to a net loss of $51.3 million for the same period last year, which also included pre-tax impairment charges of $49.8 million. For the nine months ended September 30, 2011, we recorded revenue of $706.2 million, as compared to revenue of $468.9 million for the same period last year. We recognized a net loss of $23.8 million, which included pre-tax impairment charges of $31.2 million, for the nine months ended September 30, 2011, as compared to a net loss of $50.4 million for the same period last year, which also included pre-tax impairment charges of $49.8 million.

Nurse and allied healthcare staffing segment revenues comprised 60% and 52% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical and workforce staffing solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs; and (3) more traditional clinical staffing solutions of local, short- and long-term assignment lengths.

Locum tenens staffing segment revenues comprised 30% and 42% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 4% and 5% of total consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins brand, for which we are generally paid through a blend of retained search fees and variable fees tied to our performance. We also occasionally perform our services on a contingent basis, exclusively through our Kendall & Davis brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

With the acquisition of NFI, we added the home healthcare services segment in the third quarter of 2010. Home healthcare services revenue comprised 6% of total consolidated revenue for the nine months ended September 30, 2011. We provide home healthcare services to individuals with acute-care illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses, and post-procedural needs.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional core travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources such as clinical workforce management offerings that include innovative solutions such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients that assist them in improving their financial, operational and patient care results through productivity and candidate quality enhancements. We have continually sought and evaluated strategic opportunities, through both acquisitions and internal product development, to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

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

Travel nurse orders steadily improved throughout 2010, and at the end of the third quarter of 2011, they were over two thirds more when compared with the third quarter of 2010. However, while demand is improving it still remains below peak levels experienced in 2007-2008, particularly as the unemployment rate remains relatively high. In 2011, increased travel nurse demand has been broad-based, across both managed services program clients and traditional contract clients, as well as across specialties and geographies. The demand growth has been particularly strong for specialty nurses for which there is limited supply. We continue to see our hospital clients migrate to preferred vendor and managed services program relationships, and during the past year we substantially increased the number of preferred relationships in our nursing business and have extended many of these relationships to our allied business line.

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

In our locum tenens staffing segment, market demand across our specialties has remained relatively stable during the first nine months of 2011, except for the primary care specialty, which has experienced improving demand over the course of the year. More recently, we have experienced declining demand in our Behavioral Health, Radiology and Anesthesia specialties.

Our physician permanent placement services segment continues to feel stagnation in demand as clients respond to weak economic conditions and budget pressure by utilizing their internal resources for recruiting efforts and limiting their use of external retained permanent placement services.

The home healthcare services segment and the entire home healthcare industry have experienced declines in revenue in 2011. Increasingly, governments are responding to fiscal challenges by trying to reduce their spending on Medicare, Medicaid and other state-funded programs through reducing utilization rates, increasing eligibility criteria and reducing reimbursement rates, which all negatively impact a portion of our revenue opportunities in government funded business. Although our home healthcare services segment has a variety of payor sources, over half of its business comes from federal or state funded programs and, accordingly, our revenue has been impacted. Additionally, there are additional Medicare reimbursement rate cuts for home healthcare proposed for 2012. The home healthcare segment is also subject to extensive federal and state regulation and control. In connection with such regulations, in 2011, home health agencies must contend with the implementation of “face-to-face” encounter and new therapy documentation requirements.

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

We have experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, we lowered our projected near term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which is also the reporting unit, as of August 31, 2011. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit with the reporting unit’s carrying amount, including goodwill. We determined the fair value of the reporting unit using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill based on a number of factors, including the implied discount rate, with the carrying amount of that goodwill.

We completed the first step of our goodwill impairment testing, which indicated that the fair value of our home healthcare services reporting unit was lower than its respective carrying value. The decrease in value was due to lower projected near term growth rates in the home healthcare industry, lowering the anticipated growth trend used for goodwill impairment testing. We are in the process of finalizing the fair value of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of our goodwill and any resulting goodwill impairment. As of the date of the filing of this Quarterly Report, we have not finalized our review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, we should recognize an estimated impairment charge to the extent that we determine that it is probable that impairment has occurred and such impairment can be reasonably estimated using the guidance provided in accounting for contingencies. Based on the foregoing, we have recognized a pre-tax goodwill impairment charge of approximately $24.5 million during the three months ended September 30, 2011, which represents management’s best estimate of the goodwill impairment based on the fair value analysis completed to date. In addition, as of September 30, 2011, we recorded a pre-tax impairment charge of $6.7 million related to certain indefinite-lived intangible assets primarily related to our home healthcare services segment. This charge was also included in impairment charges on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

Our other critical accounting principles and estimates, except for a supplement to our revenue recognition policy as described in Note 3 - “Revenue Recognition” and Note 11 – “Income Taxes” within our notes to unaudited condensed consolidated financial statements, remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.6	72.6	71.5	72.4

Gross profit	28.4	27.4	28.5	27.6
Selling, general and administrative	22.2	26.5	22.6	24.1
Depreciation and amortization	1.6	2.2	1.8	2.2
Impairment charges	12.9	28.2	4.4	10.6

Loss from operations	(8.3)	(29.5)	(0.3)	(9.3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense, net	2.9	5.0	2.6	3.0

Loss before income taxes	(11.2)	(34.5)	(2.9)	(12.3)
Income tax expense (benefit)	(0.1)	(5.4)	0.5	(1.6)

Net loss	(11.1)%	(29.1)%	(3.4)%	(10.7)%

Comparison of Results for the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue. Revenue increased 37% to $242.3 million for the three months ended September 30, 2011 from $176.3 million for the same period in 2010, due to the additional revenue in connection with the acquisition of NFI in September 2010 and an organic growth in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 59% to $147.7 million for the three months ended September 30, 2011 from $93.1 million for the same period in 2010. Of the $54.6 million increase, approximately $30.0 million was attributable to the additional revenue in connection with the acquisition of NFI, with the remainder primarily attributable to growth in the average number of temporary healthcare professionals on assignment during the three months ended September 30, 2011.

Locum tenens staffing segment revenue increased 4% to $72.1 million for the three months ended September 30, 2011 from $69.6 million for the same period in 2010. Of the $2.5 million increase, $4.6 million was attributable to the additional revenue in connection with the acquisition of NFI. The increase was partially offset by a $1.6 million decrease in the number of days filled by healthcare professionals and a $0.5 million decrease attributable to the net effect of a mix shift to our lower bill rate specialties and an increase in the average daily rate billed to clients during the three months ended September 30, 2011.

Physician permanent placement services segment revenue increased 6% to $9.2 million for the three months ended September 30, 2011 from $8.7 million for the same period in 2010. The increase was primarily attributable to the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, combined with $0.6 million of additional revenue in connection with the acquisition of NFI, partially offset by a decrease in the number of placements during the three months ended September 30, 2011.

Home healthcare services segment revenue increased to $13.3 million for the three months ended September 30, 2011 from $5.0 million for the same period in 2010. The home healthcare services segment was acquired in the NFI acquisition in September 2010 and therefore generated only one month of revenue for the three months ended September 30, 2010.

Cost of Revenue. Cost of revenue increased 36% to $173.6 million for the three months ended September 30, 2011 from $128.0 million for the same period in 2010. The increase was primarily due to the additional cost of revenue from the acquisition of NFI and growth in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 57% to $108.4 million for the three months ended September 30, 2011 from $69.1 million for the same period in 2010. Of the $39.3 million increase, approximately $22.0 million was attributable to additional cost of revenue in connection with the acquisition of NFI, with the rest primarily attributable to growth in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 3% to $53.3 million for the three months ended September 30, 2011 from $52.0 million for the same period in 2010. Of the $1.3 million increase, $3.2 million was attributable to the additional cost of revenue in connection with the acquisition of NFI. The increase was partially offset by $1.2 million related to the decrease in the number of days filled by healthcare professionals during the three months ended September 30, 2011 and a $0.7 million decrease related to the net effect of a mix shift to our lower bill rate specialties and an increase in the average daily rate paid to the healthcare professionals during the three months ended September 30, 2011.

Physician permanent placement services segment cost of revenue decreased 5% to $3.6 million for the three months ended September 30, 2011 from $3.8 million for the same period in 2010, with the decrease primarily attributable to a decrease in direct marketing costs due to a lower number of active searches.

Home healthcare services segment cost of revenue was $8.3 million for the three months ended September 30, 2011 as compared to $3.1 million for the same period in 2010. The home healthcare services segment was acquired in the NFI acquisition in September 2010 and therefore generated only one month of cost of revenue for the three months ended September 30, 2010.

Gross Profit. Gross profit increased 42% to $68.7 million for the three months ended September 30, 2011 from $48.3 million for the same period in 2010, representing gross margins of 28.4% and 27.4%, respectively. The increase in gross margin was primarily due to favorable $0.7 million and $0.4 million workers compensation adjustments within the nurse and allied healthcare staffing segment and home healthcare services segment, respectively, $0.4 million additional revenue in physician permanent placement services segment resulting from our adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin by reportable segment for the three months ended September 30, 2011 and 2010 was 26.6% and 25.7% for nurse and allied healthcare staffing, 26.0% and 25.3% for locum tenens staffing, 60.5% and 56.2% for physician permanent placement services, and 38.0% and 37.4% for home healthcare services, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased 15% to $53.8 million for the three months ended September 30, 2011 from $46.8 million for the same period in 2010. The increase was mainly due to the approximately $10.0 million of additional selling, general and administrative expenses resulting from the acquisition of NFI and additional operating expenses supporting the growth in the business. The increase was partially offset by a decrease in the acquisition/integration related costs incurred during the third quarter of 2011 as compared to the same quarter last year. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2011	2010
Nurse and allied healthcare staffing	$24,152	$15,359
Locum tenens staffing	12,471	12,238
Physician permanent placement services	3,416	3,176
Home healthcare services	4,354	1,411
Unallocated corporate overhead	7,750	12,623
Stock-based compensation	1,697	1,955

	$53,840	$46,762

Depreciation and Amortization. Amortization expense increased 20% to $1.8 million for the three months ended September 30, 2011 from $1.5 million for the same period in 2010, with the increase primarily attributable to the amortization of acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense decreased slightly to $2.2 million for the three months ended September 30, 2011 from $2.3 million for the same period in 2010, with the decrease primarily attributable to certain fixed assets becoming fully depreciated during the three months ended September 30, 2011.

Impairment Charges. We recorded impairment charges of $31.2 million and $49.8 million during the three months ended September 30, 2011 and 2010, respectively. The $31.2 million impairment charge during the three months ended September 30, 2011 related to goodwill and indefinite-lived intangible assets primarily related to our home healthcare services segment. The $49.8 million impairment charge during the three months ended September 30, 2010 related to goodwill and indefinite-lived intangible assets on acquisitions made prior to 2010.

Interest Expense, Net. Interest expense, net, was $7.0 million for the three months ended September 30, 2011 as compared to $8.8 million for the same period in 2010. Interest expense for the three months ended September 30, 2011 included $1.1 million of costs incurred in the quarter in connection with amendments to our First Lien Credit Agreement and the Second Lien Credit Agreement. Interest expense for the three months ended September 30, 2010 included $5.2 million of costs incurred in connection with the financing of the NFI acquisition. Excluding the impact of the financing costs incurred in connection with the NFI acquisition , the increase in interest expense was attributable to (1) higher combined interest rate on our outstanding debt and (2) increased outstanding debt arising out of our financing of the NFI acquisition in September 2010.

Income Tax Benefit. We recorded an income tax benefit of $0.4 million for the three months ended September 30, 2011 as compared to income tax benefit of $9.5 million for the same period in 2010, reflecting effective income tax rates of 1.5% and 15.6% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See Note (11) entitled “Income Taxes” of our notes to unaudited condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenue. Revenue increased 51% to $706.2 million for the nine months ended September 30, 2011 from $468.9 million for the same period in 2010, primarily due to the additional revenue in connection with the acquisition of NFI and growth in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 73% to $422.5 million for the nine months ended September 30, 2011 from $243.9 million for the same period in 2010. Of the $178.6 million increase, approximately $114.0 million was attributable to the additional revenue in connection with the acquisition of NFI, with the rest primarily attributable to growth in the average number of temporary healthcare professionals on assignment during the nine months ended September 30, 2011.

Locum tenens staffing segment revenue increased 9% to $213.4 million for the nine months ended September 30, 2011 from $195.3 million for the same period in 2010. Of the $18.1 million increase, $17.1 million was attributable to additional revenue in connection with the acquisition of NFI and $2.6 million was attributable to an increase in the number of days filled by healthcare professionals during the nine months ended September 30, 2011. These increases were partially offset by a $1.6 million decrease attributable to the net effect of a mix shift to our lower bill rate specialties and an increase in the average daily rate billed to clients during the nine months ended September 30, 2011.

Physician permanent placement services segment revenue increased 19% to $29.5 million for the nine months ended September 30, 2011 from $24.7 million for the same period in 2010. The increase was primarily attributable to our adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, combined with $2.4 million of additional revenue in connection with the acquisition of NFI.

Home healthcare services segment revenue increased to $40.8 million for the nine months ended September 30, 2011 from $5.0 million for the same period in 2010. The home healthcare services segment was acquired in the NFI acquisition in September 2010 and therefore generated only one month of revenue for the nine months ended September 30, 2010.

Cost of Revenue. Cost of revenue increased 49% to $504.7 million for the nine months ended September 30, 2011 from $339.4 million for the same period in 2010. The increase was primarily due to additional cost of revenue in connection with the acquisition of NFI and growth in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 71% to $310.0 million for the nine months ended September 30, 2011 from $180.8 million for the same period in 2010. Of the $129.2 million increase, approximately $82.0 million was attributable to additional cost of revenue from the acquisition of NFI, with the rest primarily attributable to the growth in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 9% to $158.1 million for the nine months ended September 30, 2011 from $144.7 million for the same period in 2010. Of the $13.4 million increase, $11.4 million was attributable to additional cost of revenue in connection with the acquisition of NFI, $1.9 million to the increase in the number of days filled by healthcare professionals during the nine months ended September 30, 2011, and $0.1 million to the net effect of an increase in the average daily rate paid to the healthcare professionals partially offset by an increasing percentage of our days filled being attributable to lower pay rate specialties.

Physician permanent placement services segment cost of revenue increased 2% to $10.8 million for the nine months ended September 30, 2011 from $10.6 million for the same period in 2010 primarily due to increases in recruiter compensation partially offset by a decrease in direct marketing costs.

Home healthcare services segment cost of revenue was $25.8 million for the nine months ended September 30, 2011 as compared to $3.1 million for the same period in 2010. The home healthcare services segment was acquired as part of the NFI acquisition in September 2010 and generated only one month of cost of revenue for the nine months ended September 30, 2010.

Gross Profit. Gross profit increased 56% to $201.6 million for the nine months ended September 30, 2011 from $129.5 million for the same period in 2010, representing gross margins of 28.5% and 27.6%, respectively. The increase in gross margin was due to favorable $2.6 million and $0.4 million workers compensation adjustments within the nurse and allied healthcare staffing segment and home healthcare services segment, respectively, $3.3 million of additional revenue in physician permanent placement services segment as a result from the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin by reportable segment for the nine months ended September 30, 2011 and 2010 was 26.6% and 25.8% for nurse and allied healthcare staffing, 25.9% and 25.9% for locum tenens staffing, and 63.4% and 57.0% for physician permanent placement services, and 36.9% and 37.4% for home healthcare services, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased 41% to $159.4 million for the nine months ended September 30, 2011 from $113.3 million for the same period in 2010. The increase was primarily attributable to approximately $40.0 million of additional selling, general and administrative expenses resulting from the acquisition of NFI and additional operating expenses supporting the growth in the business. The increase was partially offset by a decrease in the acquisition/integration related costs incurred during the nine months ended September 30, 2011 as compared to the same period last year. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2011	2010
Nurse and allied healthcare staffing	$67,826	$38,437
Locum tenens staffing	37,512	33,314
Physician permanent placement services	10,231	8,439
Home healthcare services	13,018	1,411
Unallocated corporate overhead	25,432	25,361
Stock-based compensation	5,409	6,344

	$159,428	$113,306

Depreciation and Amortization. Amortization expense increased 38% to $5.4 million for the nine months ended September 30, 2011 from $3.9 million for the same period in 2010, with the increase primarily attributable to the amortization of intangible assets acquired in the NFI acquisition. Depreciation expense increased 11% to $7.1 million for the nine months ended September 30, 2011 from $6.4 million for the same period in 2010, with the increase primarily attributable to the additional depreciation on the fixed assets acquired in the NFI acquisition, partially offset by certain fixed assets becoming fully depreciated during the nine months ended September 30, 2011.

Impairment Charges. We recorded impairment charges of $31.2 million and $49.8 during the nine months ended September 30, 2011 and 2010, respectively. The $31.2 million of impairment charge during the nine months ended September 30, 2011 related to goodwill and indefinite-lived intangible assets primarily related to home healthcare services segment. The $49.8 million of impairment charge during the nine months ended September 30, 2010 related to goodwill and indefinite-lived intangible assets on acquisitions made prior to 2010.

Interest Expense, Net. Interest expense, net, was $18.1 million for the nine months ended September 30, 2011 as compared to $14.0 million for the same period in 2010. Interest expense for the nine months ended September 30, 2011 included $1.1 million of costs incurred during the period in connection with amendments to our First Lien Credit Agreement and the Second Lien Credit Agreement. Interest expense for the nine months ended September 30, 2010 included $5.2 million of costs incurred in connection with the financing of the NFI acquisition. Excluding the impact of the financing costs related to the acquisition of NFI, the increase in interest expense was attributable to (1) higher combined interest rate on our outstanding debt and (2) increased outstanding debt arising out of our financing of the NFI acquisition in September 2010.

Income Tax Expense (Benefit). We recorded an income tax expense of $4.1 million for the nine months ended September 30, 2011 as compared to income tax benefit of $7.4 million for the same period in 2010, reflecting effective income tax rates of (20.9)% and 12.9% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See Note (11) entitled “Income Taxes” of our notes to unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

For the nine months ended September 30, 2011 and 2010, our cash flows were as follows:

	(In Thousands) Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$12,799	$3,240
Net cash used in investing activities	(839)	(4,041)
Net cash used in financing activities	(9,230)	(24,209)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At September 30, 2011, $209.6 million, net of discount, was outstanding under our credit facilities with $36.6 million of available credit under the Revolver Facility.

We believe that cash generated from operations and available borrowings under our Revolver Facility will be sufficient to fund our operations for the next 12 months. Should the Company decide to make future acquisitions, we intend to finance them either with cash provided from operations, borrowings under our Revolver Facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the nine months ended September 30, 2011 was $12.8 million, compared to $3.2 million for the same period last year. The increase in net cash provided by operations was primarily attributable to better operating results, partially offset by the larger increase in accounts receivable during the nine months ended September 30, 2011 as compared to the same period in 2010. The number of days sales outstanding (“DSO”) was 55 days at September 30, 2011. DSO was 53 days and 67 days at December 31, 2010 and September 30, 2010, respectively. The DSO at September 30, 2010 was impacted by the acquisition of NFI in September 2010, which only contributed revenue for one month of the third quarter of 2010, but increased accounts receivable at September 30, 2010. Excluding the impact of the NFI acquisition, the DSO at September 30, 2010 was 54 days.

Investing Activities:

Net cash used in investing activities during the nine months ended September 30, 2011 was $0.8 million, compared to $4.0 million for the same period in 2010. The change was related to the decrease in restricted cash and cash equivalents balance resulting from reduced outstanding standby letter of credit as collateral in relation to the Company’s workers compensation liability insurance, partially offset by increased capital expenditures during the nine months ended September 30, 2011. Our capital expenditure requirements may increase in the future as a result of our acquisition of NFI.

Our business acquisition expenditures were zero for the nine months ended September 30, 2011 compared to $3.2 million for the same period in 2010. The business acquisition expenditures were primarily related to our acquisition of NFI in September 2010. This acquisition was financed through a combination of bank debt, cash provided by operations and our common stock and Preferred Stock.

Financing Activities:

Net cash used in financing activities during the nine months ended September 30, 2011 was $9.2 million, primarily due to paying down our outstanding term loan balance during the period. Net cash used in financing activities during the nine months ended September 30, 2010 was $24.2 million, primarily due to paying off the NFI then-existing debt offset by the additional borrowings under the First Lien Credit Agreement and the Second Lien Credit Agreement.

Effective July 25, 2011, we entered into the Second Amendment to the First Lien Credit Agreement and the First Amendment to the Second Lien Credit Agreement. The Second Amendment, among other things (a) increased the Revolver Facility from $40.0 million to $50.0 million; (b) added an accordion feature, which allows the Company, subject to certain conditions, to request an increase of up to $15.0 million in the Revolver Facility; (c) reduced in certain circumstances the amount of mandatory excess cash flow prepayments the Company must make on the loans after each fiscal year; (d) adjusted certain financial covenants, including the Consolidated Leverage Ratio, the Consolidated First Lien Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio (each as defined in the First Lien Credit Agreement); and (e) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The First Amendment, among other things (a) reduced in certain circumstances the amount of mandatory excess cash flow prepayments the Company must make on the loan after each fiscal year; (b) adjusted the Consolidated Leverage Ratio and Consolidated Fixed Charge Coverage Ratio financial covenants (each as defined in the Second Lien Credit Agreement); and (c) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. As a result of the amendments, we incurred fees of approximately $2.0 million. We recorded $1.1 million as interest expense in the period ended September 30, 2011, and capitalized the remaining amount as debt issuance costs, which is amortized over the remaining term of the credit facilities.

During the nine months ended September 30, 2011, we made $9.3 million in quarterly principal amortization payments. Borrowings under the Tranche B term loan portion of the First Lien Credit Agreement (the “First Lien Term Loan”) bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Credit Agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. As of September 30, 2011, the total term loans outstanding (including both the current and long-term portions), net of discount, was $206.6 million.

The Revolver Facility, which can be drawn up to an amount of $50.0 million less letters of credit and swingline loans outstanding, carries an unused fee of 0.75% per annum. Borrowings under the Revolver Facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. The Revolver Facility matures on August 31, 2014. As of September 30, 2011, there was $3.0 million outstanding under the Revolver Facility. At December 31, 2010, there were no amounts outstanding under the Revolver Facility.

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

The maturity date of the loan under the Second Lien Credit Agreement (the “Second Lien Term Loan”) is September 1, 2016. The full principal amount of the Second Lien Term Loan is payable on the maturity date. We are required to make customary mandatory prepayments of the Second Lien Term Loan with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances. We are also required to make excess cash flow mandatory prepayments of the Second Lien Term Loan within ninety days after the end of each fiscal year, commencing with the fiscal year ended December 31, 2011, in an amount to be determined based on our Consolidated Leverage Ratio (as defined in the Second Lien Credit Agreement), less any voluntary prepayments of the Second Lien Term Loan or any loans under the First Lien Credit Agreement made during the fiscal year. All such mandatory prepayments are only required to the extent all obligations under the First Lien Credit Agreement have been paid in full and the commitments to make additional credit extensions thereunder have been terminated.

Our credit agreements contain various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of September 30, 2011.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

In June 2011, the Emerging Issues Task Force reached a final Consensus on presentation and disclosure of net revenue, provision for bad debts, and the allowance for doubtful accounts for healthcare entities. The final consensus will require a healthcare entity to separately present bad debt expense related to patient service revenues as a reduction of patient service revenue, net of contractual allowances and discounts. Healthcare entities will be required to disclose qualitative and quantitative information about the activity in the allowance for doubtful accounts, and their policies for assessing collectability in determining the timing and amount of revenue and bad debt expense. The final Consensus will be effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. This guidance will apply to our home healthcare services segment and we are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. All forward looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and include but are not limited to:

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

•

our ability to successfully design our strategic growth, acquisition and integration strategies and to implement those strategies and to integrate acquired companies’ accounting, management information, human resource and other administrative systems, and implement or remediate controls, procedures and policies at acquired companies;

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

During the nine months ended September 30, 2011, our primary exposure to market risk was interest rate risk associated with our debt instruments. We have borrowings outstanding under our First Lien Credit Agreement and Second Lien Credit Agreement. Borrowings under the First Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $1.7 million for the nine months ended September 30, 2011.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document
4.1	Second Amendment to Credit Agreement, dated as of July 25, 2011, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, LLC, Radiologic Enterprises, LLC, National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent***

4.2	First Amendment to Second Lien Credit Agreement, dated as of July 25, 2011, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, LLC, Radiologic Enterprises, LLC, National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent***

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after.
***	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2011

AMN HEALTHCARE SERVICES, INC.

/s/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011

/s/ BRIAN M. SCOTT
Name:	Brian M. Scott
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)