Form 10-K
period 2011-12-31
AMN HEALTHCARE SERVICES INC
filed 2012-03-09
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011, or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 was $305,566,444 based on a closing sale price of $8.32 per share.

As of March 6, 2012, there were 40,595,109 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 18, 2012 have been incorporated by reference into Part II and Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Our Company

We are the nation’s innovator in healthcare workforce solutions, providing managed services and recruitment and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions with clients throughout the United States. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, retail and mail-order pharmacies and several other healthcare-related settings.

Our clients utilize our workforce solutions and our healthcare staffing services to cost-effectively manage their clinical workforce needs, both temporary and permanent. Our managed services program enables healthcare organizations to increase their efficiency by managing all of their clinical supplemental recruitment needs through one company. Physicians, in particular, are significant drivers of our clients’ revenue, influencing many hospitals, healthcare facilities and physician practice groups to contract with firms such as us to recruit physicians. Short- and long-term shortages in our clients’ workforce arise due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules and new unit openings. Increasingly, our clients seek proven and stable partners that provide a sophisticated and integrated clinical workforce approach that enables them to achieve high quality patient outcomes more efficiently. We believe our clients contract with us because of our access to a large national network of quality temporary and permanent healthcare professionals, our leadership position in workforce solutions, our reputation for quality and innovation and our reliable and superior customer service. Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer clinical positions typically in all 50 states and in a variety of work environments and clinical settings.

We use distinct brands to market our differentiated services throughout the healthcare recruitment spectrum. We market our managed service solutions and travel nurse and allied recruitment services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single managed services provider with access to healthcare professionals through multiple recruitment brands. We generally market our locum tenens and physician permanent placement services to clients as an AMN Healthcare company under brand names, including Staff Care® and Merritt Hawkins®. We use a multi-brand recruiting strategy to attract healthcare professionals. Specifically, we primarily market our employment and career opportunities to healthcare professionals under the following brands: American Mobile® Healthcare, Nursefinders®, Medical ExpressSM, NurseChoice®, NursesRx®, Med Travelers®, Club Staffing®, Rx Pro Health®, O’Grady Peyton International®, Staff Care®, Linde Healthcare®, Kendall & Davis® and Merritt Hawkins®. Each brand has a distinct clinician focus, market strength and brand reputation.

Physicians, nurses and allied healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position. We provide our temporary healthcare professionals with a benefit package that may include free or subsidized housing, meals and incidentals, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance, and, for employed professionals, a 401(k) plan and health insurance. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous employment opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from the thousands of current and former healthcare professionals who have worked with us.

During the fourth quarter of 2011, we decided to divest our home healthcare services segment. This change will allow management to focus its full attention on our core competencies and to make additional resources available to invest in our core businesses. We completed this sale in January 2012. We used $5.0 million of the proceeds from the sale to pay down our long-term debt. We classified the home healthcare services segment as disposal group held for sale as of December 31, 2011, and we classified its results of operations as discontinued operations for the fiscal years ended December 31, 2011 and 2010, the two fiscal years during which we maintained a home healthcare services segment.

Competition

The healthcare recruitment and workforce solutions industry is highly competitive. We compete in national, regional and local markets for both healthcare professionals and hospital and healthcare facility clients. We compete with staffing and workforce management companies for hospital and healthcare facility clients primarily based on the depth and quality of our healthcare professionals, the quality and breadth of our service offerings and our experience and reputation in delivering these services, our national footprint, our customer service and our recruitment expertise. When recruiting for healthcare professionals, in addition to other recruitment and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and interim staffing pools. We compete for healthcare professionals primarily based on customer service, recruitment and placement expertise, the quantity, diversity and quality of available assignments and placement opportunities, compensation packages and, for our temporary nurses and allied healthcare professionals, the benefits that we provide to them while they are on assignment.

We believe that larger, national firms that offer a broad spectrum of services such as us have distinct advantages over smaller, local and regional competitors. We generally have access to a larger pool of available candidates, substantial word-of-mouth referral networks and recognizable brand names, enabling us to attract a consistent flow of new applicants. The breadth of our services also allows us to provide even greater value through a more strategic, comprehensive and integrated approach to our clients. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. We also believe a solid financial structure provides an advantage as the provision of payroll and housing services are working capital intensive. We believe periods of tight credit markets and general depressed economic conditions amplify this advantage.

Some of our competitors in the clinical workforce managed services, travel nurse, allied and locum tenens recruitment sectors include Cross Country Healthcare, CHG Healthcare Services, On Assignment and LocumTenens.com. The local per diem industry is highly fragmented with thousands of small, local companies. National competitors include Medical Staffing Network, Supplemental Health Care, Maxim Healthcare Services, and Favorite Healthcare Staffing. The competitors in our permanent placement division are primarily regional rather than national players.

Demand and Supply Drivers

Demand Drivers

•

Demographics and Advances in Medicine and Technology.    We believe that the demand for both temporary and permanent healthcare professionals will increase as the United States population ages and medical technological advances result in longer life expectancy. In addition, we believe enhanced healthcare technology has increased the demand for specialty clinicians who are qualified to operate advanced medical equipment and perform complex medical procedures.

•

Physician and Nursing Shortage.    Many regions of the United States are experiencing a shortage of physicians, registered nurses and certain allied healthcare professionals. According to the Association of

American Medical Colleges, the physician shortage is expected to grow to approximately 91,500 and 130,600 physicians in 2020 and 2025, respectively. When nurse vacancy rates increase, nurse staffing order levels typically increase as well. In June 2009, Health Affairs Journal reported that the registered nurse workforce is expected to be 260,000 nurses below the projected requirements by 2025. The demand for our recruitment and placements is correlated with activity in the permanent labor market. An overall growing need for healthcare professionals is subject to cyclical fluctuations as general economic conditions typically affect unemployment rates and patient demand for healthcare services. Factors that we believe are contributing to the current and long-term supply shortage of healthcare professionals include:

—	Aging of Physician and Nurse Population. Approximately 47% of all licensed physicians in the United States are 50 years and older, and according to the Association of American Medical Colleges, nearly one-third of all physicians will retire in the next decade. The U.S. Department of Health and Human Services reported that nurses over the age of 50 comprised 45% of the total nurse population in 2008, compared with 33% in 2000.

—	Shortage of Medical and Nursing Schools. A shortage of qualified faculty and funding limits the availability of medical and nursing schools to prospective healthcare professionals. Many believe that the numbers of medical and nursing schools today are insufficient to generate the number of healthcare professionals needed to address the current and projected shortage.

—	Healthcare Professionals Leaving Patient Care Environments for Different Career Opportunities. The U.S. Department of Health and Human Services reported that among employed nurses age 55 and older in 2008, 13% were intending to leave the nursing profession in one to three years to either retire or take a position outside of nursing, with an additional 9% that planned to leave their nursing jobs and unsure if they would remain in nursing. Healthcare professionals’ career opportunities have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer healthcare professionals attractive positions which involve work that may be perceived as more rewarding, and with increased compensation, less demanding work schedules and more varied career progression and opportunity.

—	Physicians Leaving Practices Due to Burdens of Malpractice Insurance and Medical Insurance Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and frustrated with claim billing requirements and paperwork. The cost of malpractice insurance is also considered a motivator for physicians to leave private practice.

•

Shift to Flexible Staffing Models.    Nurse wages comprise the largest percentage of hospitals’ labor expenses. A focus on cost-effective healthcare service delivery could lead more hospitals and other healthcare facilities to adopt adjustable staffing models and outsourced, integrated workforce solutions that may include utilization of flexible staffing resources such as temporary healthcare professionals. According to Staffing Industry Analysts (SIA) survey of large hospital systems unveiled at SIA’s 2011 Healthcare Summit, large healthcare systems with managed services providers will shift from 10% to 40% in the next two years. During periods of high general unemployment like 2009 through 2011, however, many facilities rely on the willingness of permanent part-time and full-time staff to work additional hours rather than temporary staffing agencies to fill their needs.

•

Healthcare Insurance Coverage.    Access to insurance coverage and reimbursement levels can drive fluctuations in demand. It is widely anticipated the Patient Protection and Affordable Care Act of 2010 (“PPACA”) (in its current form), will result in a substantial increase in the number of newly insured Americans that will require access to care, increasing the need for physicians, nurses and other allied health professionals in various healthcare settings in and outside of the traditional acute-care hospital, which could increase demand for our services.

Supply Drivers

•

Traditional Reasons for a Healthcare Professional to Work on a Temporary Assignment.    Temporary assignments allow healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, manage work-life balance, earn supplemental income, build their resumes, try out different clinical settings, reduce administrative burdens, allow for a transitional period between permanent jobs and avoid unwanted workplace politics that may accompany a permanent position.

•

Word-of-Mouth Referrals.    New applicants are often referred by other healthcare professionals who have taken temporary assignments with or been placed in a permanent position by staffing companies. Growth in the number of healthcare professionals who have worked on temporary assignments or have been placed in permanent positions, as well as growth in the number of hospital and healthcare facilities that have utilized temporary healthcare professionals creates more opportunities for referrals.

•

Physicians May Choose Temporary Staffing Due to Increased Malpractice, Reimbursement and Collection Concerns.    Locum tenens positions provide physicians the opportunity to practice medicine without undue concern for increased malpractice costs, insurance reimbursement or collections administration.

•

Nurses Choose Travel Staffing Due to the Nursing Shortage.    In times of nursing shortages, permanent nurses are often required to assume greater responsibility and patient loads, work overtime and deal with increased pressures within the hospital. Many experienced nurses choose to leave their permanent employer and look for a more flexible and rewarding position. This may be offset in times of economic difficulties when general unemployment levels may reduce hospital attrition rates due to nurses or their spouses’ employment or job security concerns.

•

Legislation Increasing Nurse Mobility.    The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining additional state licenses. As of December 31, 2011, approximately twenty-four states had implemented the recognition legislation.

•

Physicians Seeking Hospital Employment.    Physicians are increasingly seeking employment with hospitals rather than their own practices to enhance their work-life balance and achieve a more consistent income level, which for some results in higher job satisfaction. Physicians recognize that companies providing locum tenens and direct placement opportunities are an effective avenue for identifying compelling career options in hospital settings.

Business Strategy

We aspire to expand our position as the innovator in healthcare workforce solutions in the United States. The following seven components comprise the key elements of our current business strategy:

•

Delivering Differentiated Value and Innovation In Healthcare Workforce Solutions.    To further enhance growth in our business, diversify into new and more recurring revenue sources, and improve our competitive position in healthcare workforce solutions, we constantly explore what additional solutions we can provide to better serve our clients’ workforce needs, including offering managed services programs, recruitment process outsourcing, and consulting services. As a result of our constant focus on the needs of our clients, we acquired NF Investors, Inc. (“NFI”), the parent company of Medfinders, Inc. in September of 2010. We believe this acquisition established us as the market leader in providing healthcare workforce solutions and significantly enhanced our recurring revenue stream through the addition of over 100 new managed services contracts. We continue to look at expansion into other service offerings primarily through internal development. When considering any such expansion we analyze the following key criteria: (1) the needs of our customers; (2) alignment with our core expertise of recruitment, credentialing, and access to clinical labor; (3) strengthening and broadening of our client relationships; (4) reduction in exposure to economic cycles; and (5) enhancement of our long-term sustainable, differentiated business model.

•

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities.    We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients, while also developing new relationships. We believe many hospitals and healthcare facilities seek to fulfill their human capital needs through a strong business partner who can provide comprehensive workforce solutions, including the development of cost-effective placement and staffing models using temporary and permanent placement of quality healthcare professionals, managed service programs, recruitment process outsourcing, and other consulting services. For example, over the past few years, hospitals and healthcare facilities have shown an interest in working with fewer vendors in order to improve efficiency. We believe that our larger size, reputation for quality and proven ability to fill our clients’ recruitment needs provide us with the opportunity to serve our client facilities implementing this vendor consolidation strategy. As the largest managed service provider in the industry with the largest national network of available physician, nurse and allied healthcare professionals, we believe we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective workforce solutions to meet their human capital needs.

•

Expanding Our Network of Qualified Healthcare Professionals.    Through our recruiting efforts, we continue to expand our network of qualified healthcare professionals and our breadth of specialties. We continue to build our supply of healthcare professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. We have also conducted several research initiatives enabling us to segment the population of healthcare professionals and develop targeted advertising campaigns directed at these different segments.

•

Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base.    We seek to increase our operational effectiveness, efficiency, scalability and agility through expansion of the service lines that we provide to each of our hospital and healthcare facility clients, growth in our innovative workforce solutions offerings, the leveraging of our proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems.

•

Providing Innovative Technology.    We continue to be an innovation leader in healthcare workforce solutions by providing on-line services and tools to both our hospital and healthcare facility clients and our healthcare professionals. Through our SingleSource® technology, we provide online resources for hospital and healthcare facility clients to streamline their communications and process flow to secure and manage staffing services. Another on-line resource, The Service Connection, provides our healthcare professionals the ability to track assignment information and complete key forms electronically. Both sites offer secure access and self-service features twenty-four hours a day, seven days a week.

•

Building the Strongest Team to Optimize Our Business Model.    We continue to focus on training and professional development for all levels of management and staff and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients. As an employer-of-choice, our differentiated employment value proposition is focused on fostering a values-driven culture, leader and co-worker quality, development and career opportunities, and a collegial work environment.

•

Capitalizing on Strategic Acquisitions. To enhance our competitive position, we selectively explore strategic acquisitions, subject to credit availability or access to the capital markets. In the period following acquisitions, we have sought to achieve the anticipated cost and revenue synergies of the combinations, leverage our client relationships and orders across our divisions, integrate back-office functions and, where appropriate, maintain brand differentiation in the recruitment of healthcare professionals.

Business Overview

Services Provided

Nurse and Allied Healthcare Staffing Segment

Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including (1) a comprehensive managed services workforce solution in which we can manage all of the contingent clinical needs for a client; (2) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs; and (3) more traditional staffing service solutions of local, short- and long-term assignment lengths. We set forth our nurse and allied healthcare staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(s).”

Nurses.    We provide a wide range of nurse specialties and disciplines, most of whom are registered nurses for temporary assignments throughout the United States. Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. We also offer a shorter-term staffing solution of four to eight weeks under our NurseChoice brand to address hospitals’ urgent need for registered nurses. NurseChoice is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. We also offer local (per diem) staffing. Local staffing involves the placement of locally based healthcare professionals on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours notice of their local staffing assignments, which require a turnaround from their staffing agencies of generally less than 24 hours. Nurses comprised approximately 83% of total nurse and allied temporary healthcare professionals working for us in 2011.

Allied Health Professionals.    We provide allied health professionals under brands that include Med Travelers, Club Staffing and Rx Pro Health to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprised approximately 17% of the total nurse and allied temporary healthcare professionals working for us in 2011.

Locum Tenens Staffing Segment

Under our Staff Care and Linde Healthcare brands, we place as independent contractors physicians of all specialties, certified registered nurse anesthetists, nurse practitioners, physician assistants and dentists on a temporary, or “locum tenens,” basis with all types of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. We recruit these professionals nationwide and typically place them on multi-week contracts with assignment lengths ranging from a few days up to one year. We set forth our locum tenens staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(s).”

Physician Permanent Placement Services Segment

We provide physician permanent placement services under our Merritt Hawkins and Kendall & Davis brands to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we perform the vast majority of our services on a retained basis, through our Merritt Hawkins brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery. We set forth our physician permanent placement services segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(s).”

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer healthcare professionals placement opportunities and provide staffing solutions to our clients throughout the United States. We typically generate revenue in all 50 states. During 2011, the largest percentages of our revenue were concentrated in California, Texas, New York, North Carolina and Florida.

The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients include Kaiser Foundation Hospitals, New York Presbyterian Health System, Georgetown University Hospital, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. No single client healthcare system comprised more than 10% of revenue and no single client facility comprised more than 3% of revenue for the year ended December 31, 2011.

Our Business Model

We have developed and continually refine our business model to achieve greater levels of productivity and service delivery efficiency. We seek to optimize the communication with, and service to, both our healthcare professionals and our clients.

Marketing and Recruitment of New Healthcare Professionals

We believe that physician, nursing and allied professionals are attracted to us because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments that provide the opportunity to work at numerous attractive locations throughout the United States. We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of healthcare professionals, while still leveraging operational efficiencies.

In our effort to attract and retain highly qualified healthcare professionals, we offer a variety of benefits to our employed professionals. These benefits may include free or subsidized housing, meals and incidentals, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance and, for employed professionals, a 401(k) plan and health insurance.

Screening, Licensing and Quality Management

Through our quality service departments, we screen all of our temporary healthcare professionals prior to placement. We continue to evaluate our healthcare professionals after we place them to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. We design our internal processes to ensure that our healthcare professionals have the appropriate experience, credentials and skills for the assignments they accept. Additionally, our processes enable us to assist with licensing and privileging for our physicians placed on assignments. Our experience has shown us that well-matched placements result in more satisfied healthcare professionals and healthcare facility clients.

Placement

Through our nurse and allied healthcare staffing segment, we provide acute-care systems as well as other healthcare facilities with a range of clinical workforce management and staffing solutions. These offerings include a comprehensive managed services workforce solution in which we can manage all of the temporary staffing needs for a client, a recruitment process outsourcing service that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs and more traditional staffing service solutions of local, short- and long-term assignment lengths. Under our national sales approach, staffing orders are generally entered into our placement systems by our account managers and are available to the recruiters at all of our recruitment brands. The account managers develop a relationship with the staffing managers, arrange telephone interviews between the temporary healthcare professional and the hiring authority, and confirm offers and placements with the healthcare facility. At the same time, our recruiters seek to develop and maintain strong and lasting relationships with our healthcare professionals.

For the locum tenens staffing and physician permanent placement services segments, our national marketing teams generate orders for temporary physicians or permanent placement requests. Our national presence and infrastructure enable us to provide physicians with a variety of attractive client locations, perquisites and opportunities for career enhancement. Our recruiters and account representatives work together using proprietary information systems to fill orders and schedule physicians on temporary assignments. Our permanent placement recruiters work closely with our clients and marketing team to recruit and fill permanent placement requests. We also have the ability to cross-sell our permanent placement and temporary placement services to our clients.

Client Billing

During 2011, we billed substantially all of the temporary nurse, allied and physician healthcare professionals on assignment based on hours and days worked contracts. Under hours and days worked contracts, the temporary healthcare professional is either our employee for payroll and benefits purposes or an independent contractor, typically paid directly by us on behalf of our clients. Under this arrangement, we bill our clients at an hourly or daily rate that effectively includes reimbursement for recruitment fees, compensation and, for the temporary healthcare professionals who are our employees, any benefits and any applicable employer taxes. Housing, travel expenses, and meals and incidentals, if applicable, are either included in the hourly/daily rate or billed separately. We typically bill overtime, shift differential and holiday hours worked at a premium rate. In turn, we pay the temporary healthcare professional’s wages or contracted fees, housing, travel costs, and meals and incidentals costs, if applicable, and any other benefits. Providing payroll services is a value-added and convenient service that we believe hospitals and healthcare facilities generally expect from their supplemental staffing sources.

For our physician permanent placement services, we typically bill clients for a search initiation fee, hours worked and expenses on the search engagement and a non-refundable placement fee once the placement occurs.

Information Systems

Our management information and communications systems, including our financial reporting systems, are primarily centralized and controlled in our corporate headquarters in San Diego, California, with additional systems for our physician businesses centralized and controlled at our offices in Irving, Texas and other systems for our local staffing, managed services program solutions centralized and operated in our offices in Arlington, Texas. We have developed and currently operate proprietary information systems that include integrated processes for healthcare professional and healthcare facility contract management, matching of healthcare professionals with client assignments, healthcare professional file submissions for placements, quality management tracking, managing compensation packages and managing healthcare facility contract and billing terms. These systems provide our staff with fast, detailed information regarding individual healthcare professionals and hospital and other clients and are scalable to support future business growth. We use leading commercial package systems for our corporate back-office functions. In addition, we maintain a backup data center to assist us in providing continued system operations in case of a major disaster or system outage.

Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We regularly analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately and adjust our sales and operational approach to these areas. We have also developed educational materials for distribution to our healthcare professionals to address specific work-injury risks and documentation of clinical events.

In addition to our proactive measures, we engage in a review process for incidents involving our healthcare professionals. Upon notification of a healthcare professional’s involvement in an incident that may result in liability for us, we review the healthcare professional’s actions and make a prompt determination regarding whether the healthcare professional will continue the assignment and whether we will place him/her on future assignments. We also rely on our hospital and healthcare facility clients’ and the state professional associations’ investigation of incidents involving our healthcare professionals in determining continued and future assignments.

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. We provide services on a contract basis and, for most of our business lines, our clients pay us directly. Accordingly, Medicare, Medicaid and managed care reimbursement policies do not affect those businesses directly, though reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect our business. We continuously monitor healthcare reform legislation and regulatory changes for their potential affect on our business.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel who provide healthcare services at hospitals and other healthcare facilities. We are currently licensed in states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse and allied healthcare staffing divisions, as well as one of our locum tenens companies, Staff Care, Inc., and several of our local staffing offices have all received Joint Commission certification based on a review of our compliance with national standards. We were the first healthcare staffing firm in the country to receive the prestigious Joint Commission certification as a corporate system with multiple staffing sites.

Most of the healthcare professionals that we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We believe we take appropriate and reasonable steps to validate that our healthcare professionals possess all necessary licenses and certifications.

Employees

As of December 31, 2011, we had approximately 1,840 corporate employees. During the fourth quarter of 2011, we had an average of 5,317 nurses, allied and other clinical healthcare professionals contracted to work for us. This does not include our locum tenens clinicians since they are independent contractors and not employees.

Additional Information

We incorporated in the state of Delaware on November 10, 1997. We maintain a corporate website at www.amnhealthcare.com/investors. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other information free of charge through our website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to safe harbors under the Securities Act and the Exchange Act. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events and the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, statements that refer to projections of financial items; anticipated growth; future growth and revenues; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are described below, elsewhere in this Annual Report on Form 10-K and our other filings with the SEC.

Item 1A.	Risk Factors

You should carefully read the following risk factors in connection with evaluating us and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business or our consolidated operating results, financial condition and cash flows, which, in turn, could cause the price of our common stock to decline. The risk factors described below and elsewhere in this Annual Report on Form 10-K are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows. The risk factors described below qualify all forward-looking statements we make, including forward-looking statements within this section entitled “Risk Factors.”

Risk Factors that May Affect the Demand for Our Services

Economic downturns and slow recoveries could result in less demand from clients or otherwise negatively affect our clients, either of which could negatively impact our financial condition, results of operations and cash flows.

Demand for staffing services is sensitive to changes in economic activity. As economic activity slows, hospitals and other healthcare entities typically experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, which results in decreased demand for our services. In times of economic downturn and high unemployment rates, permanent full time and part time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary healthcare professionals also impair our ability to recruit and place both temporary and permanent placement healthcare professionals.

Many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Alternatively, when hospital admissions decrease, due to reduced consumer spending affecting elective surgery volume, general unemployment causing an increase in under- and uninsured patients and other factors, the demand for our temporary healthcare professionals typically declines. This may have an even greater negative impact on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience more competitive pricing pressure during periods of patient occupancy and hospital admission downturns, negatively affecting our revenue and profitability.

Over the past several years, general worldwide economic conditions resulted in limited availability of and access to credit, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and higher unemployment. These conditions make it difficult for our clients and us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, our clients, in particular our clients reliant on state government funding, may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, we may increase our allowance for doubtful accounts and our days sales outstanding would be negatively affected. If the economy or markets in which we operate deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

Our business depends upon our ability to secure and fill new profitable orders and searches from our clients because we generally do not have long-term, exclusive or guaranteed contracts.

We increasingly provide managed services programs for clinical staff with our hospital clients. Outside of our managed service program offering, we generally do not have long-term, exclusive or guaranteed order contracts for temporary healthcare staffing with our clients. Our hospital, healthcare facility and physician practice group clients are generally free to award contracts, place orders and new searches with our competitors. Therefore, we must maintain positive relationships with these clients to continually secure new profitable searches and orders from them and then fill those needs.

Some hospitals and healthcare facility clients choose to utilize vendor management service technology companies or staffing associations owned by member healthcare facilities that may act as intermediaries with firms such as us. We expect competition for managed services programs to intensify with many new entrants appearing. The success of such competitors may negatively affect both our managed services and our traditional staffing services sales opportunities. In addition, we provide services to some of our government clients through businesses such as small businesses or minority-owned contractors who have received set-aside awards. These various intermediary organizations may negatively affect our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with clients and may also negatively affect the profitability of these client relationships.

Consolidation and concentration in buyers of healthcare staffing services could negatively affect pricing of our services and our ability to mitigate credit risk.

We extend credit and payment terms to our customers. In addition to ongoing credit evaluations of our clients’ financial condition, we traditionally seek to mitigate our credit risk by managing client concentration. We have seen an increase in staffing customers’ use of intermediaries such as vendor management service companies and group purchasing organizations, which may provide these organizations enhanced bargaining power. Similarly, our own success in winning managed services contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. We have also seen some recent consolidation of healthcare systems. To the extent that these trends exist and continue, it could lead to a greater concentration of buyers of healthcare staffing services and less diversification of our customer base, which could negatively affect pricing for our services and our ability to mitigate credit risk.

Demand for our services may be adversely affected by the adoption of alternative modes of healthcare delivery, which may negatively affect our revenues, results of operations and cash flows.

The settings for the delivery of patient services continually evolve and implicate alternative modes of healthcare delivery, such as home based care. Government mandates and the public’s adoption and demand for such new modes of healthcare delivery may negatively affect our clients’ demand for our services, which, in turn, could negatively affect our revenues, results of operations and cash flows.

If we are unable to quickly respond to changing marketplace conditions and customer needs, our business operations may suffer.

Our success depends upon our ability to quickly adapt to changing marketplace conditions and customer needs. The success of new service lines and business models will depend on many factors, including our ability to properly anticipate and satisfy customer needs, quickly come into compliance with new federal or state regulations, and differentiate our services and abilities from those of our competitors. Moreover, our competition may respond more quickly to new or emerging client needs and marketplace conditions. The development of these service lines and business models requires close attention to emerging trends and proposed federal and state legislation related to the healthcare service industry. If we are unable to anticipate changing marketplace conditions, adapt our current business model to adequately meet changing conditions in the healthcare service industry and develop and successfully implement innovative services, we may not remain competitive.

The ability of our clients to retain and increase the productivity of their permanent staff may affect the demand for our services, which could negatively affect our revenues, results of operation and cash flows.

If our clients retain and increase the productivity of their permanent clinical staff, their need for our recruitment and placement services for temporary positions may decline. Higher permanent staff retention rates and increased productivity of permanent staff members could result in increased efficiencies, thereby reducing the demand for both our recruitment and placement services for temporary positions, which could negatively affect our revenues, results of operation and cash flows.

Regulatory and Legal Risk Factors

We are subject to federal and state healthcare industry regulation including professional licensure, conduct of operations, and costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, costs and payment for services and payment for referrals. We provide workforce solutions and services on a contract basis to our clients, who typically pay us directly. Accordingly, Medicare, Medicaid and managed care reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments, which would negatively affect the demand and the prices for our services. In addition, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with the laws and regulations, which may negatively affect our profitability.

A significant portion of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders, and the profitability of these contracts and orders, may be affected by government legislation, regulation or policy. Additionally, in providing services to state and federal government clients and to clients who participate in state and federal programs, we are also subject to specific laws and regulations, which government agencies have broad latitude to enforce. We could suffer civil and criminal penalties or be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with applicable laws and regulations. If we were to be excluded from participation in these programs, it would likely materially adversely affect our business and our consolidated operating results, financial condition and cash flows. Additionally, any regulatory or policy changes or modification of application of existing regulations could adversely affect our ability to contract with these government agencies or the costs of operations of serving these clients, and, as a result, negatively affect our revenues and profitability.

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

We are also subject to certain laws and regulations applicable to recruitment and placement agencies. Like all employers, we must also comply with various laws and regulations relating to employment and pay practices. There is a risk that we could be subject to payment of additional wages, insurance and employment and payroll related taxes if certain of our corporate employees classified as exempt from overtime and minimum wage requirements are re-classified as non-exempt from overtime and minimum wage requirements. Because of the nature of our business, the impact of these laws and regulations may have a more pronounced effect on our business. These laws and regulations may also impede our ability to grow our operations.

Legislation regarding the current delivery and third party payor system for healthcare may have significant and unforeseeable affects on our business.

In 2010, Congress passed the PPACA, providing for extensive healthcare reform. The PPACA is currently subject to legal challenges. Subject to the outcome of these legal challenges, many of its reforms are scheduled to be phased in over a number of years. Many questions remain concerning the impact of PPACA, including to what extent it will cause the federal or one or more state governments to assume a larger role in the healthcare system, expand healthcare coverage of Americans, and/or impose new and potentially significant restrictions on reimbursement. Given the legal challenges and open questions, we cannot predict the effect of healthcare reform legislation on our clients or the direct or indirect effect on us. The implementation of such healthcare reforms in their current form would affect our clients and we believe certain aspects of our business, including through (1) changes to provider reimbursement methods and payment rates, which, in turn, could negatively affect demand for and pricing of our services; (2) the manner in which we contract with physicians and other healthcare professionals or with hospitals or other healthcare clients; (3) the imposition of additional medical, administrative, technology or other costs on us or our clients; and (4) the regulation of the collection, use, disclosure, maintenance and disposal of individually identifiable health information. These changes could have the long-term effect of reducing our revenues, increasing our costs, or requiring us to revise the way in which we conduct business or put us at risk for loss of business. In addition, our results of operations, our financial position, including our ability to maintain the value of our goodwill, and cash flows could be materially adversely affected by such changes.

The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely affect our profitability.

Although it is general industry standard to treat certain healthcare professionals, such as physicians, as independent contractors, federal or state taxing authorities may take the position that such professionals are employees exposing us to additional wage and insurance claims, and employment and payroll-related taxes. The State of California taxing authorities have taken the position that our healthcare professionals, including physicians, are employees and as such subject to payroll-related taxes. We are contesting the State of California’s position, as further described under “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12(a), Commitments and Contingencies—Legal.” A reclassification of our locum tenens to employees from independent contractors could result in liability that would have a significant negative impact on the profitability of the period in which assessed, and would require changes to our payroll and related business processes, which could be costly. In addition, many states have laws that prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians were classified as employees in states that prohibit the corporate practice of medicine, we may be prohibited from conducting our locum tenens business in those states under our current business model, which may have a substantial negative effect on our revenues, results of operations and profitability.

Medical malpractice and other claims asserted against us could subject us to substantial liabilities.

Our clients and healthcare professionals are subject to legal actions alleging malpractice or related legal theories. Because we recruit and assist in credentialing of these healthcare professionals, and, in certain cases, employ these healthcare providers, claims are also brought against us relating to the recruitment and qualification of these healthcare professionals and the quality of medical care provided by our healthcare professionals while on assignment or after placement with our clients. At times, plaintiffs name us in these lawsuits regardless of our contractual obligations, the competency of the healthcare professional, the standard of care provided by the healthcare professional or the quality of service that we provided. In certain instances, we are contractually required to indemnify our clients against some or all of these potential legal actions. Additionally, we may be subject to various employment claims from our corporate employees and healthcare professionals. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged.

We maintain various types of insurance coverage, including professional liability and employment practices, through insurance carriers, and/or we self-insure for these claims through accruals for retention reserves. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our clients, thereby reducing our profitability. Additionally, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to leverage our cost structure may adversely affect our profitability.

We have technology, operations and human capital infrastructures to support our existing business. We must continue to invest in these infrastructures to support our growth, and if we are unable to do so, it may impede our growth. Additionally, if our business does not perform as expected, our inability to reduce these infrastructure costs, many of which are fixed costs, in a timely manner, or at all, would impair our results of operations and profitability. Additionally, if we cannot leverage our infrastructure effectively, it may negatively affect our earnings growth rate.

Difficulties in maintaining our management information and communications systems, or disruptions to our client and provider-facing self-service websites, may negatively affect our business operations.

Our ability to deliver services to our clients and to manage our internal systems depends largely upon our access to and the performance of our management information and communications systems, including our client and provider-facing self-service websites. These systems also maintain accounting and financial information, upon which we depend to fulfill our financial reporting obligations. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters or service interruptions. If our systems do not adequately support our operations, are damaged or disrupted or if we are required to incur significant additional costs to repair, maintain or expand them, it may adversely affect our business operations, which, in turn, may affect our profitability.

If we do not continue to recruit and retain sufficient quality healthcare professionals at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.

We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. We compete with healthcare staffing companies, recruitment and placement agencies and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide to our healthcare professionals. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business, but particularly in the permanent physician staffing business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our clients.

Currently, there is a shortage of certain qualified doctors, nurses and allied healthcare professionals in the United States. High general unemployment levels may reduce the number of healthcare professionals willing to take on temporary assignments as opposed to permanent positions, a tendency which may continue and lag a general economic recovery. We may be unable to continue to maintain or increase the number of temporary and permanent healthcare professionals that we recruit, decreasing the potential for growth of our business. Our ability to recruit and retain temporary and permanent healthcare professionals depends on several factors, including our ability to provide our healthcare professionals with assignments and placements that they view as attractive and to provide our temporary healthcare professionals with competitive compensation packages and fees. The costs of attracting healthcare professionals and providing them with attractive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, our service execution may deteriorate and, as a result, we could lose clients.

The inability to properly screen and match quality healthcare professionals with suitable placements may negatively affect demand for our services.

Our success depends on the quality of our healthcare professionals. A quality or licensure issue could adversely affect our business, client demand for our services, and potential for growth for us and our sector. An inability to properly screen, match, and monitor healthcare professionals for acceptable credentials, experience, and performance may cause clients to lose confidence in our services, which may damage our reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. Our ability to ensure the quality of our healthcare professionals relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent operational employees that screen and match healthcare professionals in suitable placements.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and operations personnel.

Our success is dependent upon the performance of our sales and operations personnel. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of our personnel. Competition for qualified sales personnel in the line of business in which we operate is strong, and we may not be able to retain some of our sales personnel after we have expended the time and expense to recruit and train them.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2013, which is renewable on an annual basis. Other senior members of the team are employees at will with standard severance agreements. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.

Our inability to maintain the positive brand identities that we have developed and acquired may adversely affect our results of operations.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends substantially on our ability to maintain positive brand identities for existing services and effectively building up brand image for new services. We cannot assure that additional expenditures and our continuing commitment to marketing and improving our brands will have the desired effect on our brands’ value, which may adversely affect our results of operations.

We maintain a substantial amount of goodwill and indefinite lived intangibles on our balance sheet that may decrease our earnings or increase our losses if we recognize an impairment to goodwill or indefinite lived intangibles.

We maintain goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and indefinite lived intangibles we acquired. We evaluate goodwill and indefinite lived intangibles for impairment annually, or when evidence of potential impairment exists. If we identify an impairment, we record a charge to earnings. An impairment charge to goodwill or indefinite lived intangibles would decrease our earnings or increase our losses, as the case may be, which may adversely affect the price of our common stock.

Risk Factors Related to Our Indebtedness and Other Liabilities

We have substantial accruals for self-insured retentions and uncertain income tax liability on our balance sheet, and any significant adverse adjustments in these accruals may decrease our earnings or increase our losses and negatively impact our cash flow.

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

In addition, we maintain uncertain income tax liability related to certain income tax positions that we have taken. As of December 31, 2011, the uncertain income tax liability including interest and penalties was $23.9 million. Increases to the accrual may decrease our earnings and cash flow may be negatively impacted if there are payments associated with these reserves.

Our level of indebtedness could adversely affect our future financial condition.

We are party to two credit agreements, which contain various financial covenants, restrict the payment of dividends, and limit the amount of repurchases of our common stock. As of December 31, 2011, our term loans outstanding, including the current portion, equaled $202.3 million.

Our indebtedness could have a material adverse effect on our financial condition by, among other things:

•

increasing our vulnerability to a downturn in general economic conditions or to increases in interest rates, particularly with respect to the portion of our outstanding debt that is subject to variable interest rates;

•	potentially limiting our ability to obtain additional financing or to obtain such financing on favorable terms;

•

causing us to dedicate a portion of future cash flow from operations to service or pay down our debt, which reduces the cash available for other purposes, such as operations, capital expenditures, and future business opportunities; and

•	possibly limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Additionally, if we are not in compliance with the covenants in our credit agreements, we would be in default, and the lenders could call the debt, which would have a material adverse affect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item	2. Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreements to secure our obligations thereunder. We set forth below our principal leased office space as of December 31, 2011 together with our business segments that utilize them:

Location	Square Feet (1)
San Diego, California (corporate headquarters)	171,944
Irving, Texas (all segments)	117,467
St. Louis, Missouri (locum tenens and physician permanent placement segment)	26,765
Arlington, Texas (nurse and allied healthcare staffing segment)	25,819

(1)	Represents the total leased space excluding sub-leased space.

Item 3.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, tax, payroll, contract and employee-related matters as well as inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

Some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions to which we may become a party relating to services provided by our professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification claims under our contracts with such clients relating to these matters. We are not aware of any such pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12(a), Commitments and Contingencies—Legal.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AHS.” The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2010
First Quarter	$10.00	$6.00
Second Quarter	$10.00	$7.32
Third Quarter	$7.55	$4.14
Fourth Quarter	$6.44	$4.76

Year Ended December 31, 2011
First Quarter	$8.66	$5.75
Second Quarter	$9.33	$7.55
Third Quarter	$8.75	$3.98
Fourth Quarter	$5.27	$3.60

As of March 6, 2012, there were 37 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one shareholder of record. The last reported sale of our common stock on the New York Stock Exchange was $4.97 per share. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, we are unable to estimate the total number of stockholders we have.

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business and to pay down debt. Any future determination to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants in our credit agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We set forth our dividend obligations for our preferred stock in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10 (a), Capital Stock – Preferred Stock.”

We did not repurchase any shares of our common stock during 2011.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.

The graph below compares the total stockholder return on our common stock with the total stockholder return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2006 in our common stock, the stocks comprising the NYSE Market Index, and the stocks comprising the BTEA.

	12/06	12/07	12/08	12/09	12/10	12/11
AMN Healthcare Services, Inc.	100.00	62.35	30.72	32.90	22.29	16.09
NYSE Composite	100.00	108.87	66.13	84.83	96.19	92.50
BTEA	100.00	73.64	45.40	69.29	83.45	54.90

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplemental Data” below. We derive our statements of operations data for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data at December 31, 2011 and 2010 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data at December 31, 2009, 2008 and 2007 from audited financial statements of ours that do not appear herein.

We completed our acquisition of NFI on September 1, 2010, therefore the consolidated statement of operations for the year ended December 31, 2010 only includes the result of operations of NFI since the date of acquisition.

During the fourth quarter of 2011, we decided to divest our home healthcare services segment. Accordingly, we classify the home healthcare services segment as a disposal group held for sale as of December 31, 2011 and its results of operations as discontinued operations for the years ended December 31, 2011 and 2010, the only two years in which we maintained a home healthcare services segment. We completed the sale of this segment in January 2012.

	Fiscal Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars and shares in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$887,466	$669,912	$759,790	$1,217,200	$1,164,022
Cost of revenue	638,147	485,550	555,369	900,211	860,857

Gross profit	249,319	184,362	204,421	316,989	303,165

Operating expenses:
Selling, general and administrative	195,348	162,543	157,241	230,656	218,250
Depreciation and amortization	16,324	14,764	13,812	14,439	11,674
Impairment and restructuring charges	0	50,832	186,977	0	0

Total operating expenses	211,672	228,139	358,030	245,095	229,924

Income (loss) from operations	37,647	(43,777)	(153,609)	71,894	73,241
Interest expense, net	23,727	19,762	11,955	10,690	12,457

Income (loss) from continuing operations before income taxes	13,920	(63,539)	(165,564)	61,204	60,784
Income tax expense (benefit)	8,904	(10,787)	(43,387)	26,847	24,403

Income (loss) from continuing operations	5,016	(52,752)	(122,177)	34,357	36,381
Income (loss) from discontinued operations, net of tax	(31,281)	761	0	0	0

Net income (loss)	$(26,265)	$(51,991)	$(122,177)	$34,357	$36,381

Basic income (loss) per common share from:
Continuing operations	$0.12	$(1.51)	$(3.75)	$1.03	$1.06
Discontinued operations	(0.78)	0.02	0	0	0

Net income (loss)	$(0.66)	$(1.49)	$(3.75)	$1.03	$1.06

Diluted income (loss) per common share from:
Continuing operations	$0.11	$(1.51)	$(3.75)	$1.02	$1.04
Discontinued operations	(0.68)	0.02	0	0	0

Net income (loss)	$(0.57)	$(1.49)	$(3.75)	$1.02	$1.04

Weighted average common shares outstanding:
Basic	39,913	34,840	32,615	33,375	34,377

Diluted	45,951	34,840	32,615	33,811	34,880

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,962	$1,883	$27,053	$11,316	$18,495
Total assets	535,631	562,110	389,004	642,817	623,658
Total notes payable, including current portion and discount	202,323	214,686	105,621	114,816	146,968
Total stockholders’ equity	135,659	153,455	170,844	284,133	266,200

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” under Item 1, “Business.” We intend this MD&A section to provide you with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following sections comprise this MD&A:

•	Overview

•	Management Initiatives

•	Recent Trends

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet and Other Financing Arrangements

•	Potential Fluctuations in Quarterly Results and Seasonality

•	Inflation

•	Recent Accounting Pronouncements

Overview

We are the nation’s innovator in healthcare workforce solutions, providing managed services and recruitment and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions with clients throughout the United States. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and our healthcare staffing services to cost-effectively manage their clinical workforce needs, both temporary and permanent. Our managed services program enables healthcare organizations to increase their efficiency by managing all of their clinical supplemental recruitment needs through one company.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the year ended December 31, 2011, we recorded revenue of $887.5 million, as compared to revenue of $669.9 million for 2010. We recorded a net loss of

$(26.3) million, which included pre-tax impairment charges of $38.9 million reported in the loss from discontinued operations for the year ended December 31, 2011, as compared to a net loss of $(52.0) million for 2010, which included pre-tax impairment charges of $50.8 million.

Nurse and allied healthcare staffing segment revenues comprised 64% and 55% of total consolidated revenues for the years ended December 31, 2011 and 2010, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenues comprised 31% and 40% of total consolidated revenues for the years ended December 31, 2011 and 2010, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 5% of total consolidated revenues for each of the years ended December 31, 2011 and 2010. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins brand, for which we are generally paid through a blend of retained search fees and variable fees tied to our performance. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

During the fourth quarter of 2011, we decided to divest our home healthcare services segment. Accordingly, we classify the home healthcare services segment as a disposal group held for sale as of December 31, 2011 and its results of operations as discontinued operations for the years ended December 31, 2011 and 2010, the only two years in which we maintained a home healthcare services segment. We completed the sale of this segment in January 2012.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional core travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative clinical workforce solutions offerings such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and candidate quality enhancements. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

Recent Trends

Toward the end of 2008, demand decreased considerably in the nurse and allied healthcare staffing segment, reaching a low point in 2009, due to widespread and unprecedented economic conditions. Travel nurse demand improved throughout 2010 and 2011, but remained below peak levels experienced in 2007 through 2008. In 2011, we experienced broad based increased travel nurse demand across both managed services program clients and traditional contract clients, as well as across specialties and geographies. The demand growth has been particularly strong for specialty nurses for which there is limited supply. We continue to see our hospital clients migrate to managed services program relationships, and during the past year we substantially increased the number of managed services relationships in our nursing business and have begun to see the extension of these relationships to our allied business. Early in 2012, we are experiencing a slight decrease in demand due to a light flu season and mild winter. However, the number of travel nurses on assignment continues to increase due to our improved ability to fill the demand.

Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians due in large part to lower government reimbursement levels and a strong supply of available technicians, our mix of business had been shifting towards therapy staffing. In our locum tenens staffing segment, generally, market demand in 2011 remained consistent with 2010.

Throughout most of 2011, our physician permanent placement services segment demand remained stagnant as we believe clients responded to weak economic conditions and budget pressure by, among other things, utilizing their internal resources for recruiting efforts and limiting their use of external retained permanent placement services. In the fourth quarter, however, we experienced a noticeable increase in new searches, our primary indicator of demand.

In 2010, Congress passed the PPACA, providing for extensive healthcare reform. The measure is being legally challenged and, if sustained, many of its reforms are scheduled to be phased in over a number of years. Accordingly, many questions remain concerning the impact of this legislation, including to what extent it will cause the government to assume a larger role in the healthcare system, expand healthcare coverage of Americans, and/or impose new and potentially significant restrictions on reimbursement. Given these open questions, we cannot predict the impact of the legislation on our clients or the direct or indirect impact on us. The implementation of such healthcare reforms in their current form would impact our clients and may affect certain aspects of our business, including through: (1) changes to provider reimbursement methods and payment rates, which could impact demand for and pricing of our services; (2) the manner in which we contract with physicians and other healthcare professionals or with hospitals and other healthcare clients; (3) the imposition of additional medical, administrative, technology or other costs on us and our clients; and (4) the regulation of the collection, use, disclosure, maintenance and disposal of individually identifiable health information.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable and contingencies and litigation, valuation and recognition of share-based payments and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill and Indefinite-lived Intangible Assets

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analyses to assess the recoverability of the goodwill and indefinite-lived intangible assets.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.

We experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, we lowered our projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit with the reporting unit’s carrying amount, including goodwill. We determined the fair value of the reporting unit using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill based on a number of factors, including the implied discount rate, with the carrying amount of that goodwill. During the third quarter of 2011, we completed the first step of our goodwill impairment testing, which indicated that the fair value of our home healthcare services reporting unit was lower than its respective carrying value. The decrease in value was due to lower projected near-term growth rates in the home healthcare industry, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a preliminary pre-tax goodwill impairment charge of approximately $24.5 million during the third quarter of 2011, which represented management’s best estimate of the goodwill impairment based on the fair value analysis completed to date. During the fourth quarter of 2011, we finalized the interim valuation of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of goodwill and determined there was no further impairment of goodwill at that time. We included the goodwill impairment charges in loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011.

During the fourth quarter of 2011, we performed our annual impairment test as of October 31, 2011 and determined there was no impairment of our goodwill. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of at least 10% would be required before any reporting unit would have a carrying value in excess of its fair value. However, changes in our estimates, such as forecasted cash flows, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our physician permanent placement reporting unit. The fair values of our domestic nurse staffing reporting unit, international nurse staffing unit, allied healthcare staffing reporting unit and locum tenens staffing reporting unit significantly exceeded their respective book values. However, the calculated fair value of our physician permanent placement services reporting unit exceeded its respective carrying value by a narrower margin. No events or circumstances have occurred subsequent to October 31, 2011 that indicate that further impairment may have occurred.

In addition, during the third quarter of 2011, as a result of lowering our projected near-term growth rate in the home healthcare services segment, we recorded a preliminary pre-tax impairment charge of $6.7 million, which related to an indefinite-lived intangible asset shared by the domestic nurse staffing reporting unit and home healthcare services reporting unit. During the fourth quarter of 2011, we performed our annual impairment testing and recorded an additional impairment charge of $7.7 million as a result of the January 2012 sale of the home healthcare business, which further impaired the above indefinite-lived asset. We included the intangible asset charges in loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our long-lived intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that long-lived intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. We have analyzed our amortizable long-lived assets for impairment and determined that there is no other impairment for the years ended December 31, 2011 and 2010, except as discussed above.

Valuation of assets held for sale

We measure disposal groups classified as held for sale at the lower of their carrying amount or fair value less cost to sell, and we do not depreciate or amortize disposal groups. Classification of our disposal groups as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. We evaluate the held for sale classification and the fair value of such disposal groups at each reporting period. We determine the fair value of assets held for sale by considering active bids from potential buyers and also using the income or the market valuation approaches or a combination thereof. The fair value analysis using the income or market approach for assets held for sale is similar to the fair value analysis of reporting units for goodwill impairment described above and requires significant judgment.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits, which we include in accounts payable and accrued expenses and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as by analyzing independent actuarial studies. We obtain actuarial studies on a semi-annual basis that use our historical claims data and industry data to assist us in determining the appropriate reserves.

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which we include in accrued compensation and benefits and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of these undiscounted accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as through the use of independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserves for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, which we believe is the best estimate of our liability.

Self-Insured Health Benefit Claims Reserve

We maintain an accrual for self-insured health benefits we provide to our corporate employees and certain temporary healthcare professionals, which we include in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual is based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. Historically, our accrual for health insurance has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. We recognize revenue when earned and realizable. We have entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, we use our temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If we use subcontractors, we record revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee we charge for our managed services programs. We generally pay the subcontractor after we receive payment from the customer. We included payables to subcontractors in accounts payable and accrued expenses in the consolidated balance sheet. We also have multiple element agreements primarily in our physician permanent placement services segment. Beginning January 1, 2011, we adopted a new accounting guidance which requires us to allocate the consideration of the arrangement to each of the deliverables based on our best estimate of their standalone selling prices as there is no vendor-specific objective evidence or acceptable third-party evidence of the selling prices. The adoption of this new accounting guidance resulted in additional revenue of $3.3 million within the physician permanent placement services segment for the year ended December 31, 2011.

Accounts Receivable

We record accounts receivable at the invoiced amount. Accounts receivable are non-interest bearing. We maintain an allowance for doubtful accounts for estimated credit losses resulting from collection risk, including the inability of our customers to make required payments under contractual agreements. We report the allowance for doubtful accounts as a reduction of accounts receivable in our consolidated balance sheets. We determine the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and history of each customer, historical payment trends as well as the current economic conditions and the impact of such conditions on our customers’ liquidity and overall financial condition. If the financial condition of our customers deteriorates, affecting their ability to make payments, additional allowances would be provided. We also maintain a sales allowance to reserve for potential credits issued to customers. We determine the amount of the reserve based on historical credits issued.

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

Staff Care, Inc., an indirect wholly-owned subsidiary of the Company, is the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. We have appealed the EDD’s assessment as we do not believe the assessment has merit. However, on September 5, 2008 we made a payment to the EDD in the amount of $2.3 million to cease the accrual of interest while the appeal is pending. Of the $2.3 million payment, $1.8 million was related to periods prior to the acquisition of the MHA Group, Inc. (“MHA”), which included Staff Care, Inc., in November 2005 and $0.5 million was related to the post-acquisition period. As part of the acquisition agreement of MHA, the MHA selling shareholders indemnified us with respect to the $1.8 million related to the pre-acquisition period. On August 31, 2009, we signed a settlement agreement with the MHA selling shareholders to release them from any further liability under the assessment in exchange for their release of claim to an additional $1.5 million in the holdback reserve. As a result of this settlement, we recorded a benefit to pre-tax income in the third quarter of 2009 of $1.5 million, but will be liable for any future costs related to the EDD assessments. There is potential exposure subsequent to the assessment period, but we believe the exposure to be immaterial to our consolidated financial statements.

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

We currently are not aware of any other pending or threatened litigation that would be considered reasonably possible to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Share-Based Payments

We expense the estimated fair value of share-based awards over the requisite employee service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 11(b) to the accompanying consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that we expect to vest. We estimate the expected term based on historical exercise patterns, including data related to equity award exercises, post-vesting termination and equity award contractual term. We base the dividend yield assumption on historical dividend payouts, which are zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our equity awards. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility because we have very limited trading in options and have historical volatility data for a period that covers the expected term of the equity award; therefore, we utilize this measure. We amortize the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model in the future, which could materially affect our results of operations.

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

	Years Ended December 31,
	2011	2010	2009
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.9	72.5	73.1

Gross profit	28.1	27.5	26.9
Selling, general and administrative	22.0	24.3	20.7
Depreciation and amortization	1.8	2.2	1.8
Impairment and restructuring charges	0.0	7.6	24.6

Income (loss) from operations	4.2	(6.5)	(20.2)
Interest expense, net	2.7	2.9	1.6

Income (loss) from continuing operations before income taxes	1.5	(9.5)	(21.8)
Income tax expense (benefit)	1.0	(1.7)	(5.7)

Income (loss) from continuing operations	0.5	(7.9)	(16.1)
Income (loss) from discontinued operations, net of tax	(3.5)	0.1	0

Net income (loss)	(3.0)%	(7.8)%	(16.1)%

Comparison of Results for the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Revenue.    Revenue increased 32.5% to $887.5 million for 2011 from $669.9 million for 2010, primarily due to the additional revenue in connection with the acquisition of NFI in September 2010 and organic growth in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment revenue increased 53.8% to $570.7 million for 2011 from $371.2 million for 2010. Of the $199.5 million increase, approximately $159.0 million was attributable to the additional revenue in connection with the acquisition of NFI, with the remainder primarily attributable to growth in the average number of temporary healthcare professionals on assignment for the year ended December 31, 2011.

Locum tenens staffing segment revenue increased 5.0% to $277.9 million for 2011 from $264.7 million for 2010. Of the $13.2 million increase, $16.2 million was attributable to the additional revenue in connection with the acquisition of NFI and $2.4 million was attributable to an increase in the number of days filled by healthcare professionals. These increases were partially offset by a $5.4 million decrease attributable to the combination of a mix shift to our lower bill rate specialties and a decrease in the average daily rate billed to clients for the year ended December 31, 2011.

Physician permanent placement services segment revenue increased 14.2% to $38.9 million for 2011 from $34.0 million for 2010. The increase was primarily attributable to the adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, combined with $2.4 million of additional revenue in connection with the acquisition of NFI, partially offset by a decrease in the number of placements for the year ended December 31, 2011.

Cost of Revenue.    Cost of revenue increased 31.4% to $638.1 million for 2011 from $485.6 million for 2010, primarily due to the additional cost of revenue from the acquisition of NFI and growth in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 51.9% to $417.6 million for 2011 from $274.8 million for 2010. Of the $142.8 million increase, approximately $113.0 million was attributable to additional cost of revenue associated with the increased revenue levels from the acquisition of NFI, with the rest primarily attributable to growth in the average number of temporary healthcare professionals on assignment.

Locum tenens staffing segment cost of revenue increased 4.9% to $206.2 million for 2011 from $196.6 million for 2010. Of the $9.6 million increase, $11.1 million was attributable to the additional cost of revenue associated with the increased revenue levels from the acquisition of NFI and $1.7 million was related to the increase in the number of days filled by healthcare professionals. These increases were partially offset by a $3.2 million decrease attributable to the net effect of an increasing percentage of our days filled being attributable to lower pay rate specialties partially offset by an increase in the average daily rate paid to the healthcare professionals.

Physician permanent placement services segment cost of revenue increased 1.7% to $14.4 million for 2011 from $14.2 million for 2010, with the increase primarily attributable to increases in recruiter compensation, partially offset by a decrease in recruiting related costs.

Gross Profit.    Gross profit increased 35.2% to $249.3 million for 2011 from $184.4 million for 2010, representing gross margins of 28.1% and 27.5%, respectively. The increase in gross margin was primarily due to $2.0 million of favorable workers compensation adjustment within the nurse and allied healthcare staffing segment, $3.3 million additional revenue in physician permanent placement services segment resulting from our adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin rate by reportable segment for 2011 and 2010 was 26.8% and 25.9%, respectively, for nurse and allied healthcare staffing, 25.8% and 25.7%, respectively, for locum tenens staffing, 63.0% and 58.4%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 20.2% to $195.3 million for 2011 from $162.5 million for 2010. The increase was mainly due to the approximately $30.0 million of additional selling, general and administrative expenses resulting from the acquisition of NFI and additional operating expenses supporting the growth in the business. The increase was partially offset by a decrease in the acquisition/integration related costs incurred for 2011 as compared to 2010. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2011	2010
Nurse and allied healthcare staffing	$90,333	$61,029
Locum tenens staffing	50,032	46,165
Physician permanent placement services	13,845	11,931
Unallocated corporate overhead	34,040	35,146
Stock-based compensation	7,098	8,272

	$195,348	$162,543

Depreciation and Amortization Expenses.    Amortization expense increased to $7.2 million for 2011 from $5.7 million for 2010, with the increase primarily attributable to the amortization of acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense remained flat at $9.1 million for both 2011 and 2010.

Impairment and Restructuring Charges.    We recorded $0 of impairment charges from continuing operations in 2011, as compared to $50.8 million of impairment charges in 2010. The $50.8 million impairment charge recorded in 2010 was related to goodwill and indefinite-lived intangible assets on acquisitions made prior to 2010. Impairment charges by reportable segment recorded during 2010 were $13.7 million for the nurse and allied healthcare staffing segment, $30.3 million for the locum tenens staffing segment and $6.8 million for the physician permanent placement services segment. See goodwill and indefinite-lived intangible asset impairment charges recorded in 2011 in the net loss from discontinued operations in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Assets Held for Sale and Discontinued Operations.”

Interest Expense, Net.    Interest expense, net, was $23.7 million for 2011 as compared to $19.8 million for 2010. Interest expense for 2011 included $1.1 million of costs incurred during the period in connection with amendments to our First Lien Credit Agreement and the Second Lien Credit Agreement. Interest expense for 2010 included $5.1 million of costs incurred in connection with the financing of the NFI acquisition. Excluding the impact of the financing costs related to the acquisition of NFI, the increase in interest expense was attributable to (1) higher combined interest rate on our outstanding debt and (2) increased outstanding debt arising out of our financing of the NFI acquisition in September 2010.

Income Tax Expense (Benefit).    We recorded an income tax expense of $8.9 million for 2011 from continuing operations as compared to an income tax benefit of ($10.8) million for 2010, reflecting effective income tax rates of 64.0% and 17.0% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 8. Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements–Note 7, Income Taxes.”.

Income (Loss) From Discontinued Operations.    During the fourth quarter of 2011, we began the process to divest our home healthcare services segment. We classified the home healthcare services segment as assets and liabilities held for sale as of December 31, 2011, and its results of operations as discontinued operations for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, the loss from discontinued operations included $24.5 million related to goodwill impairment and $14.4 million related to tradename impairment along with the results of the operations of the home healthcare segment during the year. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Assets Held for Sale and Discontinued Operations.”

Comparison of Results for the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenue.    Revenue decreased 11.8% to $669.9 million for 2010 from $759.8 million for 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment and partially offset by the additional revenue in connection with the acquisition of NFI in September 2010.

Nurse and allied healthcare staffing segment revenue decreased 13.9% to $371.2 million for 2010 from $431.1 million for 2009. The $59.9 million decrease was primarily attributable to a decrease in the average number of temporary healthcare professionals on assignment, partially offset by approximately $54.8 million additional revenue from the acquisition of NFI. During 2010, the decline in the average number of temporary healthcare professionals on assignment was primarily attributable to the decrease in demand resulting from the widespread and unprecedented economic downturn.

Locum tenens staffing segment revenue decreased 9.3%, to $264.7 million for 2010 from $291.8 million for 2009. Of the $27.1 million decrease, $31.0 million was attributable to a decrease in the number of days filled by healthcare professionals during 2010 and $5.6 million was attributable to the net of effect of a mix shift to our lower bill rate specialties partially offset by an increase in the average daily rate billed to clients. The decrease was partially offset by $9.5 million additional revenue from the acquisition of NFI.

Physician permanent placement services segment revenue decreased 7.9% to $34.0 million for 2010 from $36.9 million for 2009. The decrease was primarily attributable to the deferral of revenue during 2010 as compared to the recognition of deferred revenue during 2009 and a decrease in the number of active searches and placements during 2010. The decrease was partially offset by $0.9 million additional revenue from the acquisition of NFI.

Cost of Revenue.    Cost of revenue decreased 12.6% to $485.6 million for 2010 from $555.4 million for 2009, primarily due to a decrease in the average number of temporary healthcare professionals on assignment and partially offset by the additional cost of revenue from the acquisition of NFI in September 2010.

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

Locum tenens staffing segment cost of revenue decreased 8.5% to $196.6 million for 2010 from $214.8 million for 2009. Of the $18.2 million decrease, $22.8 million was attributable to a decrease in the number of days filled by healthcare professionals during 2010, and $1.8 million was attributable to the net of effect of a mix shift to our lower pay rate specialties partially offset by an increase in the average daily rate paid to the healthcare professionals. These decreases were partially offset by a $6.4 million additional cost of revenue from the NFI acquisition in September 2010.

Physician permanent placement services segment cost of revenue decreased 4.7% to $14.2 million for 2010 from $14.9 million for 2009 primarily due to lower recruiter headcount and reduced direct marketing cost.

Gross Profit.    Gross profit decreased 9.8% to $184.4 million for 2010 from $204.4 million for 2009, representing gross margins of 27.5% and 26.9%, respectively. The increase in gross margin was due to an improvement in gross margin in our nurse and allied healthcare staffing segment. Gross margin rate by reportable segment for 2010 and 2009 was 25.9% and 24.4%, respectively, for nurse and allied healthcare staffing, 25.7% and 26.4%, respectively, for locum tenens staffing, 58.4% and 59.6%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 3.4% to $162.5 million for 2010 from $157.2 million for 2009. The increase was mainly due to the addition of selling, general and administrative expenses incurred by NFI during 2010, which totaled approximately $12.2 million, which was partially offset by the reduction in expenses as a result of cost-reduction actions taken during 2009. In addition, we incurred acquisition and integration related costs during 2010 which totaled approximately $9.4 million, which are included in unallocated corporate overhead. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2010	2009
Nurse and allied healthcare staffing	$61,029	$67,315
Locum tenens staffing	46,165	48,251
Physician permanent placement services	11,931	12,146
Unallocated corporate overhead	35,146	20,820
Stock-based compensation	8,272	8,709

	$162,543	$157,241

Depreciation and Amortization Expenses.    Amortization expense increased to $5.7 million for 2010 from $4.8 million for 2009, with the increase primarily attributable to the amortization of newly acquired intangible assets from the NFI acquisition in September 2010. Depreciation expense increased slightly to $9.1 million for 2010 from $9.0 million for 2009. The increase was primarily attributable to the additional depreciation on the newly acquired fixed assets from the NFI acquisition in September 2010, partially offset by certain fixed assets becoming fully depreciated during 2010.

Impairment and Restructuring Charges.    We recorded $50.8 of impairment and restructuring charges in 2010, as compared to $187.0 million for impairment and restructure charges in the same period in 2009. The $50.8 million impairment and restructuring charges recorded in 2010 were related solely to goodwill and indefinite-lived intangibles on acquisitions made in prior years. Impairment charges by reportable segment recorded during 2010 were $13.7 million for nurse and allied healthcare staffing segment, $30.3 million for locum tenens staffing segment and $6.8 million for physician permanent placement services segment. Of the $187.0 million of impairment and restructuring charges recorded in 2009, $143.5 million and $32.2 million were for impairment charges related to goodwill and indefinite-lived intangibles for nurse and allied healthcare staffing segment and locum tenens staffing segment, respectively, and $11.3 million was for restructuring charges as a result of the Company’s adjustments to its branding strategy and infrastructure.

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

Income Tax Benefit.    We recorded an income tax benefit of $10.8 million for 2010 as compared to $43.4 million for 2009, reflecting effective income tax rates of 17.0% and 26.2% for these periods, respectively. The change in the effective income tax rate was primarily attributable to the difference in the amount of goodwill impairment charges recorded during 2010 and 2009, a portion of which was permanently nondeductible for tax purposes, transaction costs related to the NFI acquisition, a portion of which were treated as permanently nondeductible for tax purposes and the change in pretax income year over year and its relationship to permanent differences. The annual effective tax rate for 2010 of 17.0% is less than the United States federal statutory rate of 35% primarily due to a rate impact from provisions for uncertain tax positions of (1.9)%, goodwill impairment of (17.6)%, transactions costs of (1.4)%, an additional rate impact from other items of (0.9)% and a state tax rate, net of federal benefit of 3.8%.

Income (Loss) From Discontinued Operations.     For the year ended December 31, 2010 the results of the operations of the home healthcare asset group held for sale are presented on a single line, net of tax and we did not have the home healthcare services division in 2009. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Assets Held for Sale and Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$19,312	$8,089	$98,732
Net cash used in investing activities	(1,981)	(6,846)	(29,245)
Net cash used in financing activities	(15,300)	(26,449)	(53,810)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At December 31, 2011, $205.3 million, net of discount, was outstanding under our credit facilities with $36.6 million of available credit under the Revolver Facility.

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

Operating Activities

Net cash provided by operations for 2011 was $19.3 million, compared to $8.1 million for 2010 and $98.7 million for 2009. The increase in net cash provided by operations for 2011 as compared to 2010 was primarily attributable to better operating results and an increase in accrued compensation and benefits, partially offset by an increase in accounts receivable during the year ended December 31, 2011. Our Days Sales Outstanding (“DSO”) was 61 days and 53 days at December 31, 2011 and 2010, respectively. Excluding the home healthcare services division, the DSO was 57 days at December 31, 2011.

Investing Activities

Net cash used in investing activities for 2011 was $2.0 million, compared to $6.8 million for 2010 and $29.2 million for 2009. The change was related to the decrease in restricted cash, cash equivalents and investments balance resulting from reduced outstanding standby letters of credit, partially offset by increased capital expenditures during the year ended December 31, 2011. Capital expenditures were $4.6 million, $4.2 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect our future capital expenditure requirements to remain at or below 10% of revenue.

We incurred business acquisition-related expenditures of $0 million, $3.7 and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The business acquisition expenditures in 2010 were primarily related to our acquisition of NFI in September 2010. This acquisition was financed through a combination of bank debt, cash provided by operations and AMN common and preferred stocks. During 2009, we paid $3.4 million of cash for holdback liabilities for prior year acquisitions, of which, $2.4 million was paid to the selling shareholders of Platinum Select Staffing and $1.0 million was paid to the selling shareholders of MHA.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2011 was $15.3 million, primarily due to paying down our outstanding term loan balance during the period. Net cash used in financing activities during the year ended December 31, 2010 was $26.4 million, primarily due to paying off the NFI then-existing debt offset by the additional borrowings under our credit agreements. Net cash used in financing activities during the year ended December 31, 2009 was $53.8 million, primarily due to paying down our revolving credit facility and notes payable during the period.

Amendment to Credit Agreements

Effective July 25, 2011, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement dated December 23, 2009 (as amended, the “First Lien Credit Agreement”) and the First Amendment (the “First Amendment”) to the Second Lien Credit Agreement dated September 1, 2010 (as amended, the “Second Lien Credit Agreement”). The Second Amendment, among other things (a) increased the revolver portion of the First Lien Credit Agreement (the “Revolver Facility”) from $40.0 million to $50.0 million;

(b) added an accordion feature, which allows us, subject to certain conditions, to request an increase of up to $15.0 million in the Revolver Facility; (c) reduced, in certain circumstances, the amount of mandatory excess cash flow prepayments we must make on the loans after each fiscal year; (d) adjusted certain financial covenants, including the Consolidated Leverage Ratio, the Consolidated First Lien Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio (each as defined in the First Lien Credit Agreement); and (e) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. The First Amendment, among other things (a) reduced in certain circumstances the amount of mandatory excess cash flow prepayments we must make on the loan after each fiscal year; (b) adjusted the Consolidated Leverage Ratio and Consolidated Fixed Charge Coverage Ratio financial covenants (each as defined in the Second Lien Credit Agreement); and (c) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012.

During the year ended December 31, 2011, we made $13.9 million in principal amortization payments under the First Lien Credit Agreement (the “First Lien Term Loan”). Borrowings under the Tranche B term loan portion of the First Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Credit Agreement bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. As of December 31, 2011, the total term loans outstanding (including both the current and long-term portions), net of discount, was $202.3 million.

The Revolver Facility, which can be drawn up to an amount of $50.0 million less letters of credit and swingline loans outstanding, carries an unused fee of 0.75% per annum. Borrowings under the Revolver Facility bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. The Revolver Facility matures on August 31, 2014. As of December 31, 2011, there was $3.0 million outstanding under the Revolver Facility. At December 31, 2010, there were no amounts outstanding under the Revolver Facility.

The First Lien Term Loan is subject to quarterly amortization of principal (in equal installments), with an amount equal to 5% of the initial aggregate principal amount of the First Lien Term Loan in the first year, 10% of the initial aggregate principal amount of the First Lien Term Loan in the second year and 15% of the First Lien Term Loan in the third and fourth years with any remaining amounts payable quarterly thereafter until the maturity date on June 23, 2015. We are required to make additional customary mandatory prepayments with the proceeds of certain asset dispositions, extraordinary receipts, debt issuances and equity issuances, as well as a percentage of the annual excess cash flow. With the sale of home healthcare services segment in January 2012, we used $5.0 million of the proceeds from the sale to pay down our First Lien Term Loan.

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

Our credit agreements contain various financial ratio covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, as well as restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. We were in compliance with these requirements as of December 31, 2011.

Borrowings

As of December 31, 2011 and 2010, the total of our term loans outstanding (including both the current and long-term portions), net of discount, was $202.3 million and $214.7 million, respectively.

Financing Costs

Of the $2.0 million financing costs incurred in connection with the 2011 amendments to our credit agreements, we recorded $1.1 million as interest expense in 2011, and capitalized the remaining $0.9 million as debt issuance costs, which is amortized over the remaining terms of the credit facilities.

Letters of Credit

At December 31, 2011, we maintained outstanding standby letters of credit in total of $28.4 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $28.4 million outstanding letters of credit, we have cash collateralized $18.0 million and the remaining amount has been collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31 2010 totaled $32.1 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
Notes payable (1)	$44,079	$41,728	$44,299	$85,619	$43,525	$0	$259,250
Capital lease obligations (2)	689	650	72	0	0	0	1,411
Operating lease obligations (3)	14,833	13,270	12,600	11,998	10,978	16,664	80,343

Total contractual obligations	$59,601	$55,648	$56,971	$97,617	$54,503	$16,664	$341,004

(1)	Amounts represent contractual amounts due under the term loans, including interest. Amounts due in 2012 include a $5.0 million voluntary prepayment we made in February 2012 using a portion of the proceeds from the sale of home healthcare services segment.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)	Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts. The amounts have not been reduced by minimum sublease rents of $1.3 million expected to be recovered under the operating subleases.

In addition to the above disclosed contractual obligations, the uncertain income tax liability including interest and penalties was $23.9 million at December 31, 2011. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities. Increases to the accrual may decrease our earnings and cash flow may be negatively impacted if there are payments associated with these reserves.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2011 and 2010, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Inflation

Although inflation has remained relatively stable during the last several years, the rate of inflation in healthcare related services continues to exceed the rate experienced by the economy as a whole. Our contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices, which provides us the opportunity to pass on inflation costs to our clients.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. We will be required to perform the two-step impairment test only if we conclude that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance effective January 1, 2012 and do not expect the adoption to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity, which is our current presentation. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. We adopted this guidance beginning January 1, 2012, and we do not expect the adoption to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

During 2011, our primary exposure to market risk was interest rate risk associated with our debt instruments. We have borrowings outstanding under our First Lien Credit Agreement and Second Lien Credit Agreement. Borrowings under the First Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Term Loan bear interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $2.2 million for 2011.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 9, 2012

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,962	$1,883
Accounts receivable, net of allowances of $4,761 and $5,597 at December 31, 2011 and 2010, respectively	146,654	127,464
Accounts receivable, subcontractor	22,497	17,082
Prepaid expenses	5,691	6,969
Income taxes receivable	3,372	3,760
Deferred income taxes, net	19,335	20,170
Other current assets	3,652	1,933
Assets held for sale	7,310	0

Total current assets	212,473	179,261
Restricted cash, cash equivalents and investments	18,244	20,961
Fixed assets, net	16,863	21,777
Deposits and other assets	19,329	20,116
Deferred income taxes, net	1,823	243
Goodwill	123,324	154,176
Intangible assets, net	143,575	165,576

Total assets	$535,631	$562,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,515	$4,463
Accounts payable and accrued expenses	49,809	45,867
Accrued compensation and benefits	43,649	38,060
Revolving credit facility	3,000	0
Current portion of notes payable	28,125	13,875
Deferred revenue	2,155	7,191
Other current liabilities	8,313	8,437
Liabilities related to assets held for sale	1,486	0

Total current liabilities	140,052	117,893
Notes payable, less current portion and discount	174,198	200,811
Other long-term liabilities	61,646	61,575

Total liabilities	375,896	380,279

Commitments and contingencies (Note 12)
Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 4,758 and 5,608 shares issued and outstanding at December 31, 2011, and 2010, respectively	$24,076	$28,376
Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none issued and outstanding at December 31, 2011 and December 31, 2010	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 40,454 and 39,186 shares issued and outstanding at December 31, 2011 and 2010, respectively	405	392
Additional paid-in capital	394,958	386,550
Accumulated deficit	(259,331)	(233,066)
Accumulated other comprehensive loss	(373)	(421)

Total stockholders’ equity	135,659	153,455

Total liabilities and stockholders’ equity	$535,631	$562,110

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue	$887,466	$669,912	$759,790
Cost of revenue	638,147	485,550	555,369

Gross profit	249,319	184,362	204,421

Operating expenses:
Selling, general and administrative	195,348	162,543	157,241
Depreciation and amortization	16,324	14,764	13,812
Impairment and restructuring charges	0	50,832	186,977

Total operating expenses	211,672	228,139	358,030

Income (loss) from operations	37,647	(43,777)	(153,609)
Interest expense, net	23,727	19,762	11,955

Income (loss) from continuing operations before income taxes	13,920	(63,539)	(165,564)
Income tax expense (benefit)	8,904	(10,787)	(43,387)

Income (loss) from continuing operations	5,016	(52,752)	(122,177)
Income (loss) from discontinued operations, net of tax	(31,281)	761	0

Net loss	$(26,265)	$(51,991)	$(122,177)

Basic income (loss) per common share from:
Continuing operations	$0.12	$(1.51)	$(3.75)
Discontinued operations	(0.78)	0.02	0

Net loss	$(0.66)	$(1.49)	$(3.75)

Diluted income (loss) per common share from:
Continuing operations	$0.11	$(1.51)	$(3.75)
Discontinued operations	(0.68)	0.02	0

Net loss	$(0.57)	$(1.49)	$(3.75)

Weighted average common shares outstanding:
Basic	39,913	34,840	32,615

Diluted	45,951	34,840	32,615

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	45,746	$457	$410,425	13,170	$(230,138)	$105,465	$(2,076)	$284,133
Stock options and stock appreciation rights (“SARs”) exercised and restricted stock units (“RSUs”) vested	55	1	(157)	0	0	0	0	(156)
Income tax shortfall from stock options and SARs exercised and RSUs vested	0	0	(1,284)	0	0	0	0	(1,284)
Stock-based compensation	0	0	8,709	0	0	0	0	8,709
Comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	0	60	60
Settlement of derivative financial instruments, net of tax	0	0	0	0	0	0	1,559	1,559
Net loss	0	0	0	0	0	(122,177)	0	(122,177)

Total comprehensive loss								(120,558)

Balance, December 31, 2009	45,801	$458	$417,693	13,170	$(230,138)	$(16,712)	$(457)	$170,844
Common stock issuance	6,300	63	27,846	0	0	0	0	27,909
Treasury stock retirement	(13,170)	(132)	(65,643)	(13,170)	230,138	(164,363)	0	0
Stock options and SARs exercised and RSUs vested	255	3	(1,090)	0	0	0	0	(1,087)
Income tax shortfall from stock options and SARs exercised and RSUs vested	0	0	(540)	0	0	0	0	(540)
Stock-based compensation	0	0	8,284	0	0	0	0	8,284
Comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	0	36	36
Net loss	0	0	0	0	0	(51,991)	0	(51,991)

Total comprehensive loss								(51,955)

Balance, December 31, 2010	39,186	$392	$386,550	$0	$0	$(233,066)	$(421)	$153,455
Stock options and SARs exercised and RSUs vested	418	4	(2,062)	0	0	0	0	(2,058)
Preferred Stock converted to common stock	850	9	4,291	0	0	0	0	4,300
Income tax shortfall from stock options and SARs exercised and RSUs vested	0	0	(953)	0	0	0	0	(953)
Stock-based compensation	0	0	7,132	0	0	0	0	7,132
Comprehensive income (loss):
Foreign currency translation adjustment	0	0	0	0	0	0	48	48
Net loss	0	0	0	0	0	(26,265)	0	(26,265)

Total comprehensive loss								(26,217)

Balance, December 31, 2011	40,454	$405	$394,958	$0	$0	$(259,331)	$(373)	$135,659

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(26,265)	$(51,991)	$(122,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,416	15,084	13,812
Non-cash interest expense	3,787	3,240	4,583
Increase in allowances for doubtful accounts and sales credits	4,411	3,911	4,334
Provision for deferred income taxes	(1,795)	(10,711)	(51,721)
Stock-based compensation	7,132	8,284	8,709
Excess tax benefit from stock options and SARs exercised and RSUs vested	(109)	(125)	0
Impairment charges for continuing operations	0	50,832	175,707
Impairment charges for discontinued operations	38,898	0	0
Loss on disposal or sale of fixed assets	108	123	979
Write-off of assets due to discontinued operations	571	0	0
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts receivable	(23,601)	(11,019)	84,915
Accounts receivable, Subcontractor	(5,415)	(4,283)	3,815
Income taxes receivable	388	140	(460)
Prepaid expenses and other current assets	(825)	1,185	5,972
Deposits and other assets	(247)	(911)	971
Accounts payable and accrued expenses	3,660	8,936	(6,363)
Accrued compensation and benefits	6,035	(166)	(20,817)
Other liabilities	(3,837)	(4,440)	(3,527)

Net cash provided by operating activities	19,312	8,089	98,732

Cash flows from investing activities:
Purchase and development of fixed assets	(4,648)	(4,168)	(3,789)
Change in restricted cash, cash equivalents and investments balance	2,717	1,064	(22,025)
Cash payment for holdback liability for prior year acquisitions	(50)	(511)	(3,431)
Cash paid for acquisitions, net of cash received	0	(3,231)	0

Net cash used in investing activities	(1,981)	(6,846)	(29,245)

Cash flows from financing activities:
Capital lease repayments	(673)	(647)	(889)
Proceeds from revolving credit facility	19,900	0	0
Payments on revolving credit facility	(16,900)	0	(31,500)
Payment of financing costs	(855)	(3,629)	(6,199)
Payment of notes payable discount	0	(2,755)	(4,400)
Proceeds from notes payable	0	117,750	110,000
Payments on notes payable	(13,875)	(7,449)	(114,816)
Payments on termination of derivative contracts	0	0	(1,855)
Proceeds from exercise of equity awards	0	0	12
Payments of employee tax withholdings from equity transactions	(2,058)	(1,087)	(168)
Payment on NF Investors, Inc. (“NFI”) then-existing debt	0	(132,918)	0
Excess tax benefit from stock options and SARs exercised and RSUs vested	109	125	0
Change in bank overdraft, net of overdraft acquired	(948)	4,161	(3,995)

Net cash used in financing activities	(15,300)	(26,449)	(53,810)

Effect of exchange rate changes on cash	48	36	60

Net increase (decrease) in cash and cash equivalents	2,079	(25,170)	15,737
Cash and cash equivalents at beginning of year	1,883	27,053	11,316

Cash and cash equivalents at end of year	$3,962	$1,883	$27,053

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $70, $26 and $29 capitalized in 2011, 2010 and 2009, respectively)	$19,667	$16,429	$7,387

Cash (received) paid for income taxes	$388	$(84)	$5,609

Supplemental disclosures of noncash investing and financing activities:
Fixed assets acquired through capital leases	$0	$0	$2,145

Fair value of assets acquired in acquisitions, net of cash received	$0	$58,597	$0
Goodwill	411	116,240	0
Intangible assets	0	65,044	0
Liabilities assumed	(411)	(47,447)	0
NFI then-existing debt	0	(132,918)	0
Preferred Stock Issued	0	(28,376)	0
Common Stock Issued	0	(27,909)	0
Holdback provision	0	0	0

Net cash paid for acquisitions	$0	$3,231	$0

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) General

AMN Healthcare Services, Inc. was incorporated in Delaware on November 10, 1997. AMN Healthcare Services, Inc. and its subsidiaries (collectively, the “Company”) provide comprehensive healthcare staffing and clinical workforce solutions at acute and sub-acute care hospitals and other healthcare facilities throughout the United States.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AMN Healthcare Services, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. See Note (2), “Assets Held for Sale and Discontinued Operations” for the discontinued operations reported by the Company during 2011 and 2010. See Note (3), “Business Combinations” for the acquisition completed by the Company during 2010.

(c) Use of Estimates

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

(e) Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily represent the cash and U.S. Treasury securities on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit. The original maturity terms for the U.S. Treasury securities during 2011 were between 6-month to 12-month. The original maturity term for the U.S. Treasury securities during 2010 was 3-month. See Note (4), “Fair Value Measurement” and Note (8), “Notes Payable and Credit Agreements” for additional information.

(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and internal-use software at cost less accumulated amortization and depreciation. The Company records equipment acquired under capital leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and software using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). The Company amortizes leasehold improvements and equipment obtained under capital leases over the shorter of the term of the lease or their estimated useful life. The Company includes amortization of equipment obtained under capital leases with depreciation expense in the accompanying consolidated financial statements.

The Company capitalizes and records at cost the costs it incurs to develop internal-use software during the application development stage. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. The Company also capitalizes costs of significant upgrades and enhancements that result in additional functionality, whereas it expenses as incurred costs for maintenance and minor upgrades and enhancements. The Company amortizes capitalized costs using the straight-line method over three to five years once the software is ready for its intended use.

The Company reviews long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill

The Company records as goodwill the portion of the purchase price and related costs that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill.

During the third quarter of 2010, due to the decline in the Company’s market capitalization resulting in such market capitalization being below its book equity value, the Company performed interim impairment testing at its reporting unit level as of August 31, 2010, prior to the acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, and completed the valuation during the fourth quarter of 2010. As a result, the Company recognized a pre-tax goodwill impairment charge of $41,932 in 2010. The Company also performed its annual impairment test at October 31, 2010 and determined there was no further impairment of goodwill.

The Company experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The Company completed the valuation during the fourth quarter of 2011. As a result, the Company recognized a pre-tax goodwill impairment charge of $24,498 in 2011. The Company included the charge in loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011. Subsequent to year end, the Company completed the sale of this segment. See Note (2), “Assets Held for Sale and Discontinued Operations” and Note (5), “Goodwill and Identifiable Intangible Assets” for additional information. The Company performed the annual impairment testing at the reporting unit level at October 31, 2011, and determined there was no further impairment of goodwill. However, changes in the Company’s estimates, such as forecasted cash flows, would affect the estimated fair value of its reporting units and could have resulted in a goodwill impairment charge, particularly for its physician permanent placement reporting unit. The fair values of the Company’s domestic nurse staffing reporting unit, international nurse staffing unit, allied healthcare staffing reporting unit and locum tenens staffing reporting unit significantly exceeded their respective book values. However, the calculated fair value of the Company’s physician permanent placement reporting unit exceeded its respective carrying value by a much narrower margin.

(h) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through acquisitions. Identifiable intangible assets include tradenames and trademarks, customer relationships, non-compete agreements, staffing databases, acquired technology and online courses. The Company amortizes intangible assets, other than tradenames and trademarks with an indefinite life, using the straight-line method over their useful lives. The Company amortizes non-compete covenants using the straight-line method over the life of the related agreements. The Company reviews for impairment intangible assets with estimable useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company does not amortize indefinite lived tradenames and trademarks and instead reviews them for impairment annually. This review includes comparing the fair value of the Company’s indefinite lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss.

During the third quarter of 2010, due to the decline in the Company’s market capitalization resulting in such market capitalization being below its book equity value, the Company performed interim impairment testing at its reporting unit level as of August 31, 2010, prior to the acquisition of NFI, and completed the valuation during the fourth quarter of 2010. As a result, the Company recognized a pre-tax impairment charge of $8,600 and $300 related to certain indefinite-lived intangibles in its locum tenens staffing segment and physician permanent placement services segment, respectively. The Company performed its annual impairment testing at October 31, 2010 and determined there was no further impairment of its indefinite lived tradenames and trademarks.

The Company experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The Company completed the interim valuation during the fourth quarter of 2011. As a result, the Company recognized a pre-tax impairment charge of $6,700 in 2011 related to an indefinite-lived intangible asset shared by the domestic nurse staffing reporting unit and home healthcare services reporting unit. The Company performed its annual impairment testing at October 31, 2011 and recorded an additional impairment charge of $7,700 related to the above indefinite-lived intangible asset. The additional fourth quarter impairment resulted from the incremental loss of revenue related to the home healthcare services segment from the sale of the disposal group in January 2012. See Note (2), “Assets Held for Sale and Discontinued Operations” for additional information. The Company included these charges in loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011.

(i) Insurance Reserves

The Company maintains an accrual for professional liability self-insured retention limits, which is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for (1) reported claims and (2) incurred, but not reported, claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. The Company records its accruals based on the amounts provided in the actuarial study.

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

(j) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the customer in the consolidated balance sheet. The Company generally pays the subcontractor after it has received payment from the customer. Payables to the subcontractors were included in accounts payable and accrued expenses in the consolidated balance sheet. The Company also has multiple element agreements primarily in its physician permanent placement services segment. Beginning January 1, 2011, the Company adopted the new accounting guidance which requires the Company to allocate the consideration of the arrangement to each of the deliverables based on its best estimate of their standalone selling prices as there is no vendor-specific objective evidence or acceptable third-party evidence of the selling prices. The adoption of this new accounting guidance resulted in additional revenue of $3,347 within the physician permanent placement services segment during the year ended December 31, 2011.

(k) Accounts Receivable

The Company records accounts receivable at the invoiced amount. Accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from collection risk, including the inability of customers to make required payments under contractual agreements.

The allowance for doubtful accounts is reported as a reduction of accounts receivable in the consolidated balance sheets. The Company determines the adequacy of this allowance by evaluating historical delinquency and write-off trends, the financial condition and credit risk and history of each customer, historical payment trends as well as current economic conditions and the impact of such conditions on the customers’ liquidity and overall financial condition. The Company also maintains a sales allowance to reserve for potential credits issued to customers. The Company determines the amount of the reserve based on historical credits issued.

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of revenue for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, accounts receivable from the Company’s top five clients represented approximately 15% and 14%, respectively, of the net accounts receivable balance, excluding amounts due to subcontractors.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are also financial instruments that are exposed to concentration of credit risk. The Company places its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. There were $10 of cash and cash equivalent balances invested in a non-federally insured money market account as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, there were $18,244 and $20,961, respectively, of restricted cash, cash equivalents and investments primarily invested in a non-federally insured U.S. Treasury security account.

(m) Advertising Expenses

The Company expenses advertising costs as incurred. We incurred advertising expenses totaling $3,738, $3,109 and $3,583 for the years ended December 31, 2011, 2010 and 2009, respectively.

(n) Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the changes are enacted. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company recognizes the effect of income tax positions only if it is more likely than not that such positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

(o) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, subcontractor accounts receivable, income tax receivable, restricted cash, cash equivalents and investments, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amount of notes payable (both current and long-term portions), net of discount, approximates fair value as the instrument’s interest rates are comparable to rates currently offered for similar debt instruments of comparable maturity. See Note (8), “Notes Payable and Credit Agreements” for additional information. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(p) Stock-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards over the requisite employee service period, which is the vesting period. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 11(b). The Company uses historical data to estimate pre-vesting equity award forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company estimates the expected term based on historical exercise patterns, and bases the dividend yield assumption on historical dividend payouts, which are zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s equity awards. After consideration of both its implied volatility and historical volatility, the Company determined its historical volatility to be the most accurate estimate of future volatility due to the fact that the Company has very limited trading in options and has historical volatility data for a period that covers the expected term of the equity award, and therefore utilizes this measure. The excess tax benefits recognized in equity related to equity award exercises are reflected as financing cash inflows in the consolidated statements of cash flows.

(q) Net Income (loss) per Common Share

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of basic net income per common share. For the 2011 and 2010 basic net loss per common share calculation, the two-class method was not applicable due to the overall net loss for both years. The Company did not have Preferred Stock during 2009. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock.

For the diluted net loss per common share calculation, all of the 4,386 and 3,415 shares of outstanding equity awards as of December 31, 2010, and 2009, respectively, were anti-dilutive due to the net loss from continuing operations in 2010 and 2009.

For the diluted net loss per common share calculation, all of the 5,608 shares of Preferred Stock (as if converted) as of December 31, 2010 were anti-dilutive due to the net loss from continuing operations in 2010.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2011, 2010 and 2009, respectively:

	Years Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$5,016	$(52,752)	$(122,177)
(Loss) income from discontinued operations, net of tax	(31,281)	761	0

Net loss	$(26,265)	$(51,991)	$(122,177)

Basic income (loss) per common share from:
Continuing operations	$0.12	$(1.51)	$(3.75)
Discontinued operations	(0.78)	0.02	0

Net loss	$(0.66)	$(1.49)	$(3.75)

Diluted income (loss) per common share from:
Continuing operations	$0.11	$(1.51)	$(3.75)
Discontinued operations	(0.68)	0.02	0

Net loss	$(0.57)	$(1.49)	$(3.75)

Weighted average common shares outstanding—basic	39,913	34,840	32,615
Plus dilutive effect of potential common shares	6,038	0	0

Weighted average common shares outstanding—diluted	45,951	34,840	32,615

(r) Discontinued Operations

Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Classification of the Company’s disposal group as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, an active program to sell the disposal group has been initiated and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. The Company evaluates the held for sale classifications during each reporting period.

The results of operations of a disposal group held for sale or disposed is presented as discontinued operations when the underlying operations and cash flows of the disposal group will be, or have been, eliminated from the Company’s continuing operations and the Company no longer has the ability to influence the operating and/or financial policies of the disposal group. This assessment is made at the time the disposal group is classified as held for sale and for a one-year period after the sale of the disposal group.

See Note (2), “Assets Held for Sale and Discontinued Operations,” for further information regarding the Company’s discontinued operations.

(s) Segment Information

Historically, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. During the fourth quarter of 2011, the Company announced the expected divestiture of its home healthcare services segment, which was completed in January 2012. As a result, the home healthcare services segment is classified as disposal group held for sale as of December 31, 2011, and its results of operations have been classified as discontinued operations for the years ended December 31, 2011 and 2010.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2011	2010	2009
Revenue
Nurse and allied healthcare staffing	$570,677	$371,147	$431,126
Locum tenens staffing	277,919	264,726	291,822
Physician permanent placement services	38,870	34,039	36,842

	$887,466	$669,912	$759,790

Segment Operating Income
Nurse and allied healthcare staffing	$62,786	$35,279	$38,076
Locum tenens staffing	21,689	21,999	28,814
Physician permanent placement services	10,634	7,959	9,819

	95,109	65,237	76,709
Unallocated corporate overhead	34,040	35,146	20,820
Depreciation and amortization	16,324	14,764	13,812
Stock-based compensation	7,098	8,272	8,709
Impairment and restructuring charges	0	50,832	186,977
Interest expense, net	23,727	19,762	11,955

Income (loss) from continuing operations before income taxes	$13,920	$(63,539)	$(165,564)

(2) Assets Held for Sale and Discontinued Operations

During the fourth quarter of 2011, the Company decided to divest its home healthcare services segment. This segment is classified as a disposal group held for sale as of December 31, 2011, and the results of operations have been classified as discontinued operations for the years ended December 31, 2011 and 2010. The Company did not have a home healthcare services segment in 2009.

The Company did not have any assets held for sale as of December 31, 2010. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of December 31, 2011.

December 31, 2011
Assets:
Other assets	$545
Goodwill	6,765

Total assets held for sale	$7,310

Liabilities:
Workers compensation reserve	$1,331
Professional liabilities reserve	155

Total liabilities related to assets held for sale	$1,486

The operations including goodwill and intangible impairment losses of the disposal group are presented as discontinued operations for the years ended December 31, 2011 and 2010 in the Company’s Consolidated Statements of Operations. The following table presents the revenues and the components of discontinued operations, net of tax:

	Years Ended December 31,
	2011	2010
Revenue	$53,954	$19,305
(Loss) income before income taxes	(38,484)	1,250
Income tax benefit (expense)	7,203	(489)

(Loss) income from discontinued operations	$(31,281)	$761

For the year ended December 31, 2011, the loss before income taxes is composed of a $24,498 goodwill impairment charge and $14,400 tradename impairment charge and partially offset by income from operations in amount of $414.

(3) Business Combinations

NFI Acquisition

On September 1, 2010, the Company acquired all of the outstanding equity of NFI. The acquisition of NFI was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. The components of the final purchase price allocation for NFI are as follows:

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

During 2011, the purchase price allocation was finalized by an adjustment of $411, which was related to additional liabilities assumed as a result of finalizing NFI’s statutory tax return requirement.

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

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets subject to amortization:
Staffing databases	$3,410	5
Customer relationships	28,960	0.4 – 16
Trade names and trademarks	3,320	3 – 20
Non-compete agreements	54	1 – 1.5

	35,744
Identifiable intangible assets not subject to amortization:
Trade names and trademarks	29,300	indefinite

Total identifiable intangible assets acquired	$65,044

Of the $116,651 allocated to goodwill, $71,605, $31,263, $10,421 and $3,362 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $116,651 in goodwill acquired, approximately $36,045 in net tax basis goodwill was related to NFI’s prior acquisitions and will be amortized for tax purposes over the remaining lives. Goodwill will not be amortized for book purposes and will be tested for impairment at least annually.

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

(4) Fair Value Measurement

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of December 31, 2011 and 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,015	$18,015	$0	$0
Trading securities investment	52	52	0	0

Total financial assets measured at fair value	$18,067	$18,067	$0	$0

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$20,961	$20,961	$0	$0
Trading securities investment	2,831	2,831	0	0

Total financial assets measured at fair value	$23,792	$23,792	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. The Company experienced declines in its home healthcare services segment revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate for the reporting unit. The revised growth rate triggered interim goodwill and indefinite-lived intangible assets impairment testing as of August 31, 2011 for the home healthcare services segment. As a result, the Company recorded preliminary pre-tax impairment charges of $24,498 and $6,700 on goodwill and indefinite-lived intangible assets, respectively in the third quarter of 2011. The Company finalized the valuation without change during the fourth quarter of 2011. The Company performed the annual impairment testing at October 31, 2011 and recorded an additional impairment charge of $7,700, which related to the above indefinite-lived intangible asset. The additional fourth quarter impairment was triggered by the loss of revenue related to the expected sale of the home healthcare services segment in January 2012. These charges were included in the loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011.

During 2010, as the Company’s market capitalization was lower than its book equity value, the Company performed interim impairment testing as of August 31, 2010, prior to the acquisition of NFI, and finalized the impairment charges during the fourth quarter of 2010. The Company recorded pre-tax impairment charges of $41,932 and $8,900 on goodwill and indefinite-lived intangible assets, respectively, for the year ended December 31, 2010. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on level 3 inputs. See Note (5), “Goodwill and Identifiable Intangible Assets” for additional information.

Non-financial assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2011
Goodwill	$123,324	$0	$0	$123,324	$24,498
Indefinite-lived intangible assets	$83,200	$0	$0	$83,200	$14,400

					$38,898

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Goodwill	$154,176	$0	$0	$154,176	$41,932
Indefinite-lived intangible assets	$97,600	$0	$0	$97,600	$8,900

					$50,832

(5) Goodwill and Identifiable Intangible Assets

As of December 31, 2011 and 2010, the Company had the following acquired intangible assets:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,450	$(3,235)	$2,215	$5,840	$(2,635)	$3,205
Customer relationships	65,190	(19,841)	45,349	65,360	(14,713)	50,647
Tradenames and trademarks	16,871	(4,211)	12,660	16,871	(3,189)	13,682
Non-compete agreements	1,484	(1,396)	88	1,484	(1,265)	219
Acquired technology	800	(737)	63	800	(577)	223
Online courses	59	(59)	—	59	(59)	0

	$89,854	$(29,479)	$60,375	$90,414	$(22,438)	$67,976

Intangible assets not subject to amortization:
Goodwill			$123,324			$154,176
Tradenames and trademarks			83,200			97,600

			$206,524			$251,776

Aggregate amortization expense for intangible assets was $7,190 and $5,904 for the years ended December 31, 2011 and 2010, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2011 is as follows:

Amount
Year ending December 31, 2012	$6,665
Year ending December 31, 2013	6,349
Year ending December 31, 2014	6,249
Year ending December 31, 2015	6,047
Year ending December 31, 2016	5,572
Thereafter	29,493

$60,375

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2011 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2011	$76,240	$14,466	$32,317	$31,153	$154,176
Impairment charges	0	0	0	(24,498)	(24,498)
Additional goodwill acquired from NFI acquisition	253	36	12	110	411
Goodwill in assets held for sale	0	0	0	(6,765)	(6,765)

Balance, December 31, 2011	$76,493	$14,502	$32,329	$0	$123,324

Accumulated impairment loss as of December 31, 2011	$154,444	$53,940	$6,555	$24,498	$239,437

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2010 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2010	$18,543	$25,803	$35,522	$0	$79,868
Impairment charges	(13,656)	(21,721)	(6,555)	0	(41,932)
Goodwill acquired from NFI acquisition	71,353	10,384	3,350	31,153	116,240

Balance, December 31, 2010	$76,240	$14,466	$32,317	$31,153	$154,176

Accumulated impairment loss as of December 31, 2010	$154,444	$53,940	$6,555	$0	$214,939

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Fixed assets:
Furniture and equipment	$16,016	$16,805
Software	56,105	52,262
Leasehold improvements	5,065	5,203

	77,186	74,270
Accumulated depreciation and amortization	(60,323)	(52,493)

Fixed assets, net	$16,863	$21,777

Accounts payable and accrued expenses:
Trade and accrued accounts payable	$18,156	$19,326
Subcontractor payable	24,268	19,783
Professional liability reserve	4,914	5,004
Other	2,471	1,754

Accounts payable and accrued expenses	$49,809	$45,867

Accrued compensation and benefits:
Accrued payroll	$11,227	$9,552
Accrued bonuses	10,072	6,924
Accrued travel expense	2,478	1,196
Accrued health insurance reserve	1,861	1,959
Accrued workers compensation reserve	4,617	6,768
Deferred compensation	11,396	10,052
Other	1,998	1,609

Accrued compensation and benefits	$43,649	$38,060

Other current liabilities:
Facility client deposits	$2,831	$2,849
Restructuring reserve	884	646
Other	4,598	4,942

Other current liabilities	$8,313	$8,437

Other long-term liabilities:
Workers compensation reserve	$9,159	$11,323
Professional liability reserve	19,465	17,641
Deferred rent	8,334	8,945
Restructuring reserve	5	851
Uncertain tax positions liability	23,931	21,429
Other	752	1,386

Other long-term liabilities	$61,646	$61,575

(7) Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current income taxes:
Federal	$8,493	$359	$7,145
State	2,246	(451)	1,258
Foreign	(40)	16	(69)

Total	10,699	(76)	8,334

Deferred income taxes:
Federal	(1,500)	(7,190)	(45,096)
State	(390)	(3,500)	(6,630)
Foreign	95	(21)	5

Total	(1,795)	(10,711)	(51,721)

Provision (benefit) for income taxes from continuing operations	$8,904	$(10,787)	$(43,387)

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) from continuing operations because of the effect of the following items during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Tax expense (benefit) at federal statutory rate	$4,871	$(22,239)	$(57,947)
State taxes, net of federal benefit	1,067	(3,053)	(3,218)
Uncertain tax positions	2,198	1,207	1,891
Non-deductible goodwill and intangibles impairment	(18)	11,703	15,376
Acquisition-related costs	0	927	0
Other, net	786	668	511

Income tax expense (benefit) from continuing operations	$8,904	$(10,787)	$(43,387)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Stock compensation	$10,086	$10,536
Deferred revenue	1,077	1,758
Allowance for doubtful accounts	1,544	1,641
Deferred compensation	4,089	4,056
Accrued expenses, net	19,477	20,940
Deferred rent	3,557	3,762
Net operating losses	23,154	23,618
Other	699	932

Total deferred tax assets	$63,683	$67,243

Deferred tax liabilities:
Intangibles	$(37,012)	$(40,587)
Fixed assets	(3,930)	(4,863)
Prepaid expenses	(917)	(686)
State taxes	(666)	(694)

Total deferred tax liabilities	$(42,525)	$(46,830)

Net deferred tax assets	$21,158	$20,413

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Significant differences between pre-tax income and taxable income for recent years are related to goodwill impairment and other permanent differences as noted in the rate reconciliation. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A portion of the deferred tax assets recorded in 2010 is related to net operating losses (“NOL”) from the acquisition of NFI. The amount of NOL has been the subject of an evaluation under the NOL limitation rules of Internal Revenue Code Section 382 and corresponding state authorities related to NOL tax attributes from acquired companies and the balances reflect those limitations.

As of December 31, 2011, the Company has $52,200 of federal NOL carryforward from the NFI acquisition and AMN 2010 tax returns, which are set to expire between 2029 and 2030. As of December 31, 2011, the Company has state net operating loss carryforward of $61,700 (both AMN and NFI tax attributes) that are set to expire at various dates between 2012 and 2030.

As of December 31, 2010, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that were permanently reinvested outside the United States. In the quarter ended December 31, 2011, the Company decided to cease doing business overseas and to discontinue permanently reinvesting outside the United States and has adjusted the income tax provision in the period to reflect the changes. As of December 31, 2011, the Company’s foreign earnings are insignificant.

A summary of the changes in the amount of unrecognized tax benefits for 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Beginning balance of unrecognized tax benefits	$19,291	$18,539	$17,269
Additions based on tax positions related to the current year	1,541	1,139	2,340
Additions based on tax positions of prior years	512	0	151
Reductions for tax positions of prior years	(123)	(5)	(196)
Settlements	0	0	(661)
Reductions due to lapse of applicable statute of limitation	0	(382)	(364)

Ending balance of unrecognized tax benefits	$21,221	$19,291	$18,539

At December 31, 2011, if recognized, approximately $21,373, net of $2,558 of temporary differences, would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has approximately $2,710, $2,138 and $1,472 of accrued interest and penalties related to uncertain tax positions at December 31, 2011, 2010 and 2009, respectively. The amount of interest and penalties recognized in 2011, 2010 and 2009 were $709, $778 and $710, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the years 2007, 2008 and 2009. Carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS or state authorities if they either have been or will be utilized in a future period.

The Company does not foresee material changes to its gross uncertain tax liability within the next twelve months.

(8) Notes Payable and Credit Agreements

Second Amendment to First Lien Credit Agreement

Effective July 25, 2011, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement dated December 23, 2009 (as amended, the “First Lien Credit Agreement”). The Second Amendment, among other things (a) increased the revolver portion of the First Lien Credit Agreement (the “Revolver Facility”) from $40,000 to $50,000; (b) added an accordion feature, which allows the Company, subject to certain conditions, to request an increase of up to $15,000 in the Revolver Facility; (c) reduced, in certain circumstances, the amount of mandatory excess cash flow prepayments the Company must make on the loans after each fiscal year; (d) adjusted certain financial covenants, including the Consolidated Leverage Ratio, the Consolidated First Lien Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio (each as defined in the First Lien Credit Agreement); and (e) modified the period of time permitted for certain cash integration adjustments related to the calculation of Consolidated EBITDA to include fiscal quarters ending March 31, 2012, June 30, 2012 and September 30, 2012.

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

Credit Agreement balances as of December 31, 2011 and 2010 consisted of the following:

	As of December 31,
	2011	2010
$50,000 Revolver Facility expiring August 31, 2014 with variable interest rates, which was amended on July 25, 2011	$3,000	$0
$185,000 First Lien Term Loan due June 23, 2015 with variable interest rates, which was amended on July 25, 2011. The weighted average interest rates were 7.25% at December 31, 2011 and 2010	166,500	180,375
$40,000 Second Lien Term Loan due September 1, 2016 with variable interest rates, which was amended on July 25, 2011. The weighted average interest rates were 11.75% at December 31, 2011 and 2010	40,000	40,000

Total Credit Agreement debt	209,500	220,375
Less unamortized discount on the Term Loan Facilities, respectively	(4,177)	(5,689)
Less current portion of notes payable, including Revolver	(31,125)	(13,875)

Long-term portion of notes payable	$174,198	$200,811

Annual principal maturities of outstanding debts, excluding Revolver Facility, are as follows:

2012	$28,125	(1)
2013	27,750
2014	32,375
2015	78,250
2016	40,000

	$206,500

(1)	Amount includes a $5,000 voluntary prepayment the Company made in February 2012 using a portion of the proceeds from the sale of its home healthcare services segment.

The Company’s outstanding debt instruments at December 31, 2011 and 2010 were secured by substantially all of the assets of the Company and the common stock or equity interests of its subsidiaries.

Financing Costs

Of the $1,990 financing costs incurred in connection with the 2011 amendments, the Company recorded $1,135 as interest expense for the year ended December 31, 2011, and capitalized the remaining $855 as debt issuance costs, which will be amortized over the remaining terms of the credit facilities.

Letters of Credit

At December 31, 2011, the Company maintained outstanding standby letters of credit totaling $28,395 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate headquarters office lease agreement. Of the $28,395 outstanding letters of credit, the Company has collateralized $18,015 and the remaining amount has been collateralized by the Company’s Revolver Facility. Outstanding standby letters of credit at December 31, 2010 totaled $32,117.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), a plan that complies with the Internal Revenue Code Section (IRC) 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions, net of forfeitures, under this plan were $0, $61 and $224 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $967 related to forfeitures, which can be used for future employer contributions. The forfeiture balance was included in deposits and other assets in the accompanying consolidated balance sheet.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. This plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus (100% of their bonus prior to 2011) and 100% of their vested restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions under this plan were $327, $29 and $63 for the years ended December 31, 2011, 2010 and 2009, respectively.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.01 per share.

On September 1, 2010, in connection with the NFI acquisition, the Company issued 5,660 shares of Preferred Stock, including shares deposited in escrow. On December 20, 2010, 52 shares of Preferred Stock were released from escrow to the Company, and 221 shares of Preferred Stock were released from escrow to the former NFI stockholders, under the terms of the acquisition of NFI. At December 31, 2011 and 2010, 4,758 and 5,608 shares of Preferred Stock were outstanding, respectively.

The Preferred Stock is entitled to receive dividends consistent with dividends payable on the Company’s common stock. In addition, each share of the Preferred Stock (i) is convertible into one share of the Company’s common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the Company’s common stock being equal to or greater than $10.00 per share (as adjusted from time to time to fully reflect changes in the Company’s capital structure) for a period of 30 consecutive trading days after December 15, 2010 and (B) September 1, 2020. During 2011, approximately 850 shares of Preferred Stock were converted into the Company’s common stock.

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

If (i) the Company, voluntarily or involuntarily, liquidates, dissolves, or winds up or (ii) an event of change of control occurs with respect to the Company, holders of the Preferred Stock will be entitled to receive, for each share of Preferred Stock, an amount equal to the greater of (x) $10.00 (as adjusted to fully reflect the appropriate effect of any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible into the Company’s common stock), reorganization, recapitalization, reclassification or similar change with respect to the Company’s Common Stock or Preferred Stock) plus an amount per share equal to accrued but unpaid dividends and (y) the per share amount of all cash or property to be distributed in respect of the Company’s common stock that such holder would have been entitled to receive had such holder converted such Preferred Stock immediately prior to such liquidation, dissolution, winding-up or change of control. If, in connection with any distribution described above, the assets of the Company or proceeds thereof are not sufficient to pay the liquidation preferences in full to all holders of Preferred Stock and all holders of parity stock, the amounts paid to the holders of Preferred Stock and to the holders of all such other parity stock will be paid pro rata in accordance with the respective aggregate liquidation preferences of the holders of Preferred Stock and the holders of all such other parity stock.

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

(b) Treasury Stock

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

(11) Stock-Based Compensation

(a) Equity Award Plans

Stock Option Plan

In July 2001, the Company established the 2001 Stock Option Plan to provide a means to attract and retain employees. In May 2004, the 2001 Stock Option Plan was renamed the Stock Option Plan, and an additional 2,000 options were authorized for issuance to increase the maximum number of options to be granted under the plan to 4,178. Unless otherwise provided at the time of the grant, the options vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. Options granted under the Stock Option Plan expire on the tenth anniversary of the grant date. On April 12, 2006, 371 shares of common stock reserved for future issuance under the Stock Option Plan were rolled into the Equity Plan, which is discussed below. There will be no further equity awards granted from the Stock Option Plan.

Equity Plan

In April 2006, the Company established the AMN Healthcare Equity Plan (“Equity Plan”), which was approved by the Company’s stockholders. At the time of the Equity Plan’s adoption, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. The SARs typically vest ratably over a three-year period, with one third of the awards vesting annually. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007 and April 9, 2009, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000 (plus shares forfeited, cancelled or terminated under the Company’s Stock Option Plan) and 1,850, respectively. At December 31, 2011 and 2010, respectively, 424 and 1,548 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

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

On July 20, 2009, the Company granted a key employee an employment inducement equity grant consisting of approximately 48 RSUs (with three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of targeted financial performance) and approximately 220 SARs (with three-year graded vesting) at the fair market value as of July 20, 2009. This award was not made under the Company’s Equity Plan; however, the key terms and conditions of the grant were the same as equity awards made under the Company’s Equity Plan.

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

A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2008	1,802	$15.35	1,185	$18.96
Granted	0	$0	861	$7.93
Exercised	0	$0	0	$0
Canceled—Equity Exchange	(500)	$17.36	(497)	$19.18
Canceled/forfeited/expired	(405)	$14.43	(377)	$16.54

Outstanding at December 31, 2009	897	$14.64	1,172	$11.55
Granted	0	$0	788	$7.88
Exercised	0	$0	(1)	$4.79
Canceled/forfeited/expired	(71)	$22.98	(119)	$17.43

Outstanding at December 31, 2010	826	$13.93	1,840	$9.60
Granted	0	$0	0	$0
Exercised	0	$0	(83)	$6.31
Canceled/forfeited/expired	(45)	$11.54	(257)	$7.77

Outstanding at December 31, 2011	781	$14.06	1,500	$10.10

Vested and expected to vest at December 31, 2011	781	$14.06	1,255	$10.10

Exercisable at December 31, 2011	781	$14.06	918	$11.42

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2011:

		Outstanding			Exercisable
	Range Of Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share
Stock Option Plan	$8.71 - $14.86	483	2.8	$13.34	483	2.8	$13.34
	14.94 - 22.98	298	2.5	15.24	298	2.5	15.24

		781			781

Equity Plan	$4.55 - $ 8.21	215	8.3	$5.02	109	8.0	$5.39
	8.71 - 14.86	976	7.6	8.78	500	7.5	8.81
	14.94 - 22.98	276	5.6	16.91	276	5.6	16.91
	24.47 - 24.95	33	5.3	24.92	33	5.3	24.92

		1,500			918

TOTAL		2,281	5.71	$11.45	1,699	4.9	$12.63

Stock-based compensation expense for 2011, 2010 and 2009 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following weighted average assumptions:

	2011	2010	2009
Expected life	N/A	3.4 years	3.9 years
Risk-free interest rate	N/A	1.5%	2.0%
Volatility	N/A	44%	36%
Dividend yield	N/A	0%	0%

There were no SARs granted in 2011. The weighted average grant date fair value of the 788 and 861 SARs granted during 2010 and 2009 was $2.60 and $2.39, respectively. As of December 31, 2011, there was $707 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.1 years. The total intrinsic value of stock options and SARs exercised was $183, $5 and $0 for 2011, 2010 and 2009, respectively. At both December 31, 2011 and 2010, the total intrinsic value of stock options and SARs outstanding and exercisable were $0.

Restricted Stock Units

Restricted stock units (“RSUs”), granted under the Company’s Equity Plan, generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The RSUs typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The weighted average grant date intrinsic value was $6.59 per RSU for the 414 RSUs granted during 2011. In addition to the regular RSUs, the Company also granted 288 performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of RSUs dependent on relative and absolute total shareholder return over a three-year period. The fair values of PRSUs granted during 2011 were estimated using the Monte-Carlo simulation valuation model.

The following table summarizes RSU activity for non-vested awards for the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2009	724	$18.90
Granted—RSUs	934	$7.00
Shareholder-approved Equity Exchange	145	$8.27
Vested	(146)	$18.19
Canceled/forfeited/expired	(311)	$11.88

Unvested at December 31, 2009	1,346	$10.95

Granted—RSUs	933	$8.28
Vested	(429)	$12.96
Canceled/forfeited/expired	(130)	$8.09

Unvested at December 31, 2010	1,720	$9.21

Granted—RSUs	414	$6.59
Granted—PRSUs	288	$8.53
Vested	(725)	$10.77
Canceled/forfeited/expired	(168)	$8.23

Unvested at December 31, 2011	1,529	$7.74

As of December 31, 2011, there was $5,508 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.5 years. As of December 31, 2011 and 2010, the aggregate intrinsic value of the RSUs outstanding was $6,774 and $10,689, respectively.

Stock-Based Compensation

The Company amortizes the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Stock-based employee compensation, before tax	$7,132	$8,284	$8,709
Related income tax benefits	(2,746)	(3,212)	(3,377)

Stock-based employee compensation, net of tax	$4,386	$5,072	$5,332

For the years ended December 31, 2011, 2010 and 2009, there was $109, $125 and $0, respectively, of cash flow from financing activities for excess tax benefits related to equity awards exercised and vested during the year.

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

The Company’s hospital, healthcare facility and physician practice group clients may also become subject to claims, governmental inquiries and investigations and legal actions to which the Company may become a party relating to services provided by its professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with its clients relating to these matters.

The Company is currently not aware of any pending or threatened litigation or indemnification claim that would be considered reasonably possible to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the future years. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2011 are as follows:

	Capital Leases	Operating Leases (1)
Years ending December 31:
2012	$689	$14,833
2013	650	13,270
2014	72	12,600
2015	—	11,998
2016	—	10,978
Thereafter	—	16,664

Total minimum lease payments	$1,411	$80,343

Less amount representing interest (at rates ranging from 0.6% to 11.3%)	(54)

Present value of minimum lease payments	1,357
Less current installments of obligations under capital leases	(650)

Obligations under capital leases, excluding current installments	$707

(1)	Total future minimum lease payments have not been reduced by minimum sublease rents of $1,351 expected to be recovered under the operating subleases.

Fixed assets obtained through capital leases as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
Fixed assets	$3,146	$3,112
Accumulated amortization	(1,941)	(1,305)

Fixed assets, net	$1,205	$1,807

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense under operating leases for continuing operations was $15,554, $13,459, and $14,551 for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense under operating leases for discontinued operations was $1,185 and $362 for the years ended December 31, 2011 and 2010, respectively.

(13) Restructuring

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

As of December 31, 2011, $884 of the accrued restructuring balance was included in other current liabilities and $5 was included in other long-term liabilities in the consolidated balance sheet. The Company expects to substantially utilize the accruals by December 31, 2012.

(14) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$215,805	$220,602	$229,006	$222,053	$887,466
Gross profit	$62,700	$60,173	$63,661	$62,785	$249,319
Income from continuing operations, net of tax	$1,716	$612	$1,004	$1,684	$5,016
(Loss) income from discontinued operations, net of tax	$540	$201	$(27,903)	$(4,119)	$(31,281)

Net (loss) income	$2,256	$813	$(26,899)	$(2,435)	$(26,265)

Basic (loss) income per share from:
Continuing operations	$0.04	$0.02	$0.02	$0.04	$0.12
Discontinued operations	$0.01	$0.00	$(0.69)	$(0.10)	$(0.78)

Net (loss) income	$0.05	$0.02	$(0.67)	$(0.06)	$(0.66)

Diluted (loss) income per share from:
Continuing operations	$0.04	$0.01	$0.02	$0.04	$0.11
Discontinued operations	$0.01	$0.01	$(0.61)	$(0.09)	$(0.68)

Net (loss) income	$0.05	$0.02	$(0.59)	$(0.05)	$(0.57)

Income (loss) from discontinued operations, net of tax, for 2011 included 1) impairment charges of $24,498 on goodwill and $6,700 on certain indefinite-lived intangible assets recorded in the third quarter of 2011; and 2) impairment charges of $7,700 on certain indefinite-lived intangible assets recorded in the fourth quarter of 2011. The additional fourth quarter impairment was triggered by the loss of revenue related to the home healthcare services segment sold in January 2012.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$143,294	$149,283	$171,289	$206,046	$669,912
Gross profit	$40,044	$41,171	$46,438	$56,709	$184,362
Income (loss) from continuing operations, net of tax	$780	$137	$(51,525)	$(2,144)	$(52,752)
Income from discontinued operations, net of tax	$0	$0	$235	$526	$761

Net (loss) income	$780	$137	$(51,290)	$(1,618)	$(51,991)

Basic (loss) income per share from:
Continuing operations	$0.02	$0.00	$(1.49)	$(0.05)	$(1.51)
Discontinued operations	$0.00	$0.00	$0.01	$0.01	$0.02

Net (loss) income	$0.02	$0.00	$(1.48)	$(0.03)	$(1.49)

Diluted (loss) income per share from:
Continuing operations	$0.02	$0.00	$(1.49)	$(0.05)	$(1.51)
Discontinued operations	$0.00	$0.00	$0.01	$0.01	$0.02

Net (loss) income	$0.02	$0.00	$(1.48)	$(0.03)	$(1.49)

Income (loss) from continued operations for 2010 included impairment charges of $41,932 on goodwill and $8,900 on an indefinite-lived intangible asset primarily recorded in the third quarter of 2010.

(15) Subsequent Events

On January 30, 2012, the Company completed the sale of its home healthcare business to BAYADA Home Health Care, Inc. As a result of the sale, the Company received cash proceeds of $9,650 and retained certain working capital. The Company used $5,000 of the proceeds from the sale to pay down its First Lien Term Loan. See Note (2), “Assets Held for Sale and Discontinued Operations” for additional information.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and the related financial statement schedule of valuation and qualifying accounts, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Diego, California

March 9, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement under the headings “Nominees for the Board of Directors,” “Non-Director Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Board Meetings and Committees; Annual Meeting Attendance – Audit Committee” to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 18, 2012 (the “2012 Annual Meeting Proxy Statement”).

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer or any person performing similar functions, which we post on our website at www.amnhealthcare.com/investors. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed information related to such procedures.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to the 2012 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” and “Corporate Governance – Board Meetings and Committees; Annual Meeting Attendance – Compensation and Stock Plan Committee – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the 2012 Annual Meeting Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information at December 31, 2011.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2012 Annual Meeting Proxy Statement under the headings “Corporate Governance – Director Independence,” “Corporate Govenance – Audit Committee,” “Corporate Governance – Corporate Governance Committee,” and “Corporate Governance – Compensation and Stock Plan Committee.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2012 Annual Meeting Proxy Statement under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for

the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (in its capacity as the Representative), dated as of July 28, 2010 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated August 29, 2010, by and among AMN Healthcare Services, Inc., Nightingale Acquisition, Inc., Nightingale Acquisition, LLC, NF Investors, Inc. and GSUIG, L.L.C. (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated August 29, 2010, filed with the SEC on September 1, 2010).

3.1	Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 18, 2002).

3.2	Seventh Amended and Restated By-laws of AMN Healthcare Services, Inc., effective July 27, 2010 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).

3.3	Certificate of Designations of Series A Conditional Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated August 29, 2010, filed with the SEC on September 1, 2010).

4.1	Specimen Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 18, 2002).

Exhibit Number	Description

4.2	Credit Agreement, dated as of December 23, 2009, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., and Rx Pro Health, Inc. as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 29, 2009, filed with the SEC on December 30, 2009).

4.3	First Amendment to Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

4.4	Second Amendment to Credit Agreement, dated as of July 25, 2011, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, LLC, Radiologic Enterprises, LLC, National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011).

4.5	Second Lien Credit Agreement, dated as of September 1, 2010, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nightingale Acquisition, LLC, Nursefinders, Inc., B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, Inc., Radiologic Enterprises, Inc, National Healthcare Staffing, LLC, NF Holdings Corporation, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011).

Exhibit Number	Description

4.6	First Amendment to Second Lien Credit Agreement, dated as of July 25, 2011, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, Inc., O’Grady-Peyton International (USA), Inc., International Healthcare Recruiters, Inc., AMN Staffing Services, Inc., The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., MHA Allied Consulting, Inc., AMN Allied Services, LLC, Lifework, Inc., Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, B.C.P., Inc., NF Services, Inc., Linde Health Care Staffing, Inc., Club Staffing, LLC, Radiologic Enterprises, LLC, National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011).

4.7	Registration Rights Agreement, dated September 1, 2010, by and among AMN Healthcare Services, Inc. and the stockholders named therein (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 29, 2010, filed with the SEC on September 1, 2010).

10.1	Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.2	Stock Option Plan (Incorporated herein by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2004).

10.3	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement).**

10.4	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement).**

10.5	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement).**

10.6	Stock Option Plan Stock Option Agreement, dated as of May 8, 2003, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement).**

10.7	Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005).

10.8	AMN Healthcare Equity Plan, as Amended and Restated (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 4, 2009).

10.9	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director.***

10.10	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director.***

10.11	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer.***

10.12	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer***

Exhibit Number	Description

10.13	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010).

10.14	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011).

10.15	AMN Healthcare Services, Inc. Senior Management Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 4, 2008).

10.16	The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.17	Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.18	First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (Management Contract or Compensatory Plan or Arrangement).****

10.19	Employment Offer Letter to Bary Bailey, dated July 12, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 7, 2009).

10.20	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).****

10.21	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).****

10.22	Executive Severance Agreement between AMN Healthcare, Inc., and Bary Bailey, dated August 10, 2009 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 7, 2009).

10.23	Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott, effective as of January 24, 2011 (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 3, 2011, filed with the SEC on January 5, 2011).

10.24	Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.25	Stockholders Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*****

101.SCH	XBRL Taxonomy Extension Schema Document.*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*****

*	Filed herewith.

**	Incorporated by reference to the applicable exhibit of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 11, 2005.

***	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated April 13, 2006, filed with the SEC on April 14, 2006.

****	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008.

*****	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 9th day of March, 2012.

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

/S/ MICHAEL M.E. JOHNS Michael M.E. Johns Director

/S/ MARTHA H. MARSH Martha H. Marsh Director

/S/ ANDREW M. STERN Andrew M. Stern Director

/S/ PAUL E. WEAVER Paul E. Weaver Director

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended December 31, 2011, 2010 and 2009

(in thousands)

Allowances for Doubtful Accounts and Sales Credits	Balance at the Beginning of Year	Additions		Deduction (C)	Balance at End of Year
		Expenses and Other Costs (A)	Revenue Reductions (B)
Year ended December 31, 2011	$5,597	$2,776	$1,635	$(5,247)	$4,761
Year ended December 31, 2010	$5,309	$2,123	$1,788	$(3,623)	$5,597
Year ended December 31, 2009	$4,542	$3,143	$1,191	$(3,567)	$5,309

(A)	Includes increases in allowance for doubtful accounts.
(B)	Includes increases in sales allowance for potential credits issued to customers.
(C)	Includes actual write-offs of uncollectible accounts receivable and credits issued for sales adjustments.

See accompanying report of independent registered public accounting firm.