Form 10-Q
period 2012-03-31
AMN HEALTHCARE SERVICES INC
filed 2012-05-04
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-16753

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

As of May 1, 2012, there were 40,825,238 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,901	$3,962
Accounts receivable, net of allowances of $5,487 and $4,761 at March 31, 2012 and December 31, 2011, respectively	141,615	146,654
Accounts receivable, subcontractor	23,340	22,497
Prepaid expenses	8,298	5,691
Income taxes receivable	3,606	3,372
Deferred income taxes, net	13,213	19,335
Other current assets	6,878	3,652
Assets held for sale	0	7,310

Total current assets	201,851	212,473
Restricted cash and cash equivalents and investments	18,241	18,244
Fixed assets, net	15,918	16,863
Deposits and other assets	20,638	19,329
Deferred income taxes, net	2,166	1,823
Goodwill	123,324	123,324
Intangible assets, net	141,825	143,575

Total assets	$523,963	$535,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$1,225	$3,515
Accounts payable and accrued expenses	51,417	49,809
Accrued compensation and benefits	43,717	43,649
Revolving credit facility	0	3,000
Current portion of notes payable	2,000	28,125
Deferred revenue	1,635	2,155
Other current liabilities	5,539	8,313
Liabilities related to assets held for sale	0	1,486

Total current liabilities	105,533	140,052
Notes payable, less current portion and discount	190,994	174,198
Other long-term liabilities	62,775	61,646

Total liabilities	359,302	375,896

Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 4,758 shares issued and outstanding at March 31, 2012 and December 31, 2011	$24,076	$24,076

Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none outstanding at March 31, 2012 and December 31, 2011	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 40,676 and 40,454 shares issued at March 31, 2012 and December 31, 2011, respectively	407	405
Additional paid-in capital	395,649	394,958
Accumulated deficit	(255,055)	(259,331)
Accumulated other comprehensive loss	(416)	(373)

Total stockholders’ equity	140,585	135,659

Total liabilities and stockholders’ equity	$523,963	$535,631

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$226,412	$215,805
Cost of revenue	163,198	153,105

Gross profit	63,214	62,700

Operating expenses:
Selling, general and administrative	47,176	48,720
Depreciation and amortization	3,695	4,472

Total operating expenses	50,871	53,192

Income from operations	12,343	9,508
Interest expense, net	5,533	5,505

Income from continuing operations before income taxes	6,810	4,003
Income tax expense	3,357	2,287

Income from continuing operations	3,453	1,716
Income from discontinued operations, net of tax	823	540

Net income	$4,276	$2,256

Basic income per common share from:
Continuing operations	$0.07	$0.04
Discontinued operations	0.02	0.01

Net income	$0.09	$0.05

Diluted income per common share from:
Continuing operations	$0.07	$0.04
Discontinued operations	0.02	0.01

Net income	$0.09	$0.05

Weighted average common shares outstanding:
Basic	40,576	39,240

Diluted	46,164	45,842

Other comprehensive loss	(43)	(1)

Comprehensive income	$4,233	$2,255

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2011	40,454	$405	$394,958	$(259,331)	$(373)	$135,659
Restricted stock units (“RSUs”) vested and issued	222	2	(658)	—	—	(656)
Income tax shortfall from RSUs vested and issued	—	—	(83)	—	—	(83)
Stock-based compensation	—	—	1,432	—	—	1,432
Comprehensive income	—	—	—	4,276	(43)	4,233

Balance, March 31, 2012	40,676	$407	$395,649	$(255,055)	$(416)	$140,585

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,276	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,695	4,465
Non-cash interest expense	1,152	936
Increase in allowances for doubtful accounts and sales credits	2,006	1,084
Provision for deferred income taxes	3,060	1,338
Stock-based compensation	1,432	1,989
Excess tax benefit from RSUs vested and issued	(6)	(1)
Loss on disposal or sale of fixed assets	0	45
Gain on sale of discontinued operations, net of tax	(1,187)	0
Changes in assets and liabilities, net of effects from divesture:
Accounts receivable	3,033	(11,254)
Accounts receivable, Subcontractor	(843)	1,258
Income taxes receivable	(234)	489
Prepaid expenses and other current assets	(5,033)	(2,725)
Deposits and other assets	(1,377)	(152)
Accounts payable and accrued expenses	1,608	505
Accrued compensation and benefits	68	7,700
Other liabilities	(2,097)	(2,369)

Net cash provided by operating activities	9,553	5,564

Cash flows from investing activities:
Purchase and development of fixed assets	(1,001)	(1,687)
Proceeds from sales of assets held for sale	8,350	0
Change in restricted cash and cash equivalents and investments balance	3	0

Net cash provided by (used in) investing activities	7,352	(1,687)

Cash flows from financing activities:
Capital lease repayments	(168)	(166)
Proceeds from revolving credit facility	0	2,300
Payments on revolving credit facility	(3,000)	0
Payments on notes payable	(9,815)	(2,313)
Payments of employee tax withholdings from equity transactions	(656)	(734)
Excess tax benefit from RSUs vested and issued	6	1
Change in bank overdraft	(2,290)	(913)

Net cash used in financing activities	(15,923)	(1,825)

Effect of exchange rate changes on cash	(43)	(1)

Net increase in cash and cash equivalents	939	2,051
Cash and cash equivalents at beginning of period	3,962	1,883

Cash and cash equivalents at end of period	$4,901	$3,934

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $9 and $29 capitalized for the three months ended March 31, 2012 and 2011, respectively)	$4,520	$4,626

Cash paid for income taxes	$116	$336

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of comprehensive income, stockholders’ equity and cash flows contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which are unaudited, include the accounts of AMN Healthcare Services, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year or for any future period.

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. The Company will be required to perform the two-step impairment test only if the Company concludes that the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012 and such adoption did not have a material effect on its unaudited condensed consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity, which was the Company’s presentation. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance beginning January 1, 2012, and has selected to present other comprehensive income in a single continuous statement of comprehensive income.

2. DISCONTINUED OPERATIONS

On January 30, 2012, the Company completed the sale of its home healthcare services segment to BAYADA Home Health Care, Inc. for a total of $9,650, of which $1,300 was held in escrow as of March 31, 2012. The Company used $5,000 of the proceeds from the sale to pay down its then-existing term loan. The Company recorded a gain on sale of $1,187, net of an income tax expense of $2,638 for the three months ended March 31, 2012.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended March 31,
	2012	2011
Revenue	$3,885	$13,597
(Loss) income from discontinued operations before income taxes	(547)	957
Income tax benefit (expense)	183	(417)

(Loss) income from discontinued operations	(364)	540

	Three Months Ended March 31,
	2012	2011
Gain on sale of discontinued operations, before income taxes	3,825	0
Income tax expense	(2,638)	0

Gain on sale of discontinued operations	1,187	0

Total income from discontinued operations	$823	$540

3. REVENUE RECOGNITION

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the customer in the consolidated balance sheet. The Company generally pays the subcontractor after it has received payment from the customer. Payables to subcontractors of $24,731 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2012. Payables to subcontractors of $24,268 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2011.

4. STOCK-BASED COMPENSATION

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the three months ended March 31, 2012, the Company granted 41 shares of restricted stock units (“RSUs”) to its employees. The grant date fair value was $5.23 per RSU.

As of March 31, 2012, there was $521 of pre-tax total unrecognized compensation cost related to non-vested stock options and stock appreciation rights, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of one year. As of March 31, 2012, there was $4,366 of pre-tax total unrecognized compensation cost related to non-vested RSUs and performance RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.5 years.

5. NET INCOME PER COMMON SHARE

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

Stock-based awards to purchase 2,078 and 2,172 shares of common stock for the three-month periods ended March 31, 2012 and 2011, respectively, were not included in the calculations of diluted net income per common share because the effect of these instruments was anti-dilutive. The following table sets forth the computation of basic and diluted net income per common share for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$3,453	$1,716
Income from discontinued operations, net of tax	823	540

Net income	4,276	2,256

Less: Allocation to participating securities—from continuing operations	(362)	(212)
Allocation to participating securities—from discontinued operations	(86)	(67)

Total allocation to participating securities	(448)	(279)

Net income attributable to common shareholders—basic	$3,828	$1,977

Basic income per common share from:
Continuing Operations	$0.07	$0.04
Discontinued Operations	0.02	0.01

Net income	$0.09	$0.05

	Three Months Ended March 31,
	2012	2011
Diluted income per common share from:
Continuing Operations	$0.07	$0.04
Discontinued Operations	0.02	0.01

Net income	$0.09	$0.05

Weighted average common shares outstanding—basic	40,576	39,240
Plus dilutive effect of potential common shares	5,588	6,602

Weighted average common shares outstanding—diluted	46,164	45,842

6. SEGMENT INFORMATION

Historically, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. During the fourth quarter of 2011, the Company announced the expected divestiture of its home healthcare services segment, which was completed in January 2012. As a result, the Company has classified the home healthcare services segment’s results of operations as discontinued operations for the three months ended March 31, 2012 and 2011.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2012	2011
Revenue:
Nurse and allied healthcare staffing	$153,886	$134,774
Locum tenens staffing	63,509	70,189
Physician permanent placement services	9,017	10,842

	$226,412	$215,805

Segment operating income:
Nurse and allied healthcare staffing	$17,077	$15,119
Locum tenens staffing	4,416	6,011
Physician permanent placement services	1,706	3,817

	23,199	24,947
Unallocated corporate overhead	5,732	8,985
Depreciation and amortization	3,695	4,472
Stock-based compensation	1,429	1,982
Interest expense, net	5,533	5,505

Income from continued operations before income taxes	$6,810	$4,003

7. FAIR VALUE MEASUREMENT

The authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments, including investments associated with the Company’s deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of publicly traded money market funds and mutual funds for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,012	$18,012	$0	$0

Total financial assets measured at fair value	$18,012	$18,012	$0	$0

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,015	$18,015	$0	$0
Trading securities investment	52	52	0	0

Total financial assets measured at fair value	$18,067	$18,067	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the three months ended March 31, 2012.

Non-financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 are summarized below:

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total Losses for Year Ended December 31, 2011
Goodwill	$123,324	$0	$0	$123,324	$24,498
Indefinite-lived intangible assets	$83,200	$0	$0	$83,200	$14,400

					$38,898

8. INCOME TAXES

The Company recorded an income tax expense of $3,357 for the three months ended March 31, 2012 from continuing operations as compared to a tax expense of $2,287 for the same period in 2011. The Company currently estimates its annual effective income tax rate from continuing operations to be approximately 48.5% (expense) for 2012, as compared to the 64.0% effective income tax rate in 2011. The difference in effective tax rates for 2011 and the forecasted rate for 2012 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective tax rate for 2012 is greater than the federal statutory rate of 35% primarily due to the following:

Federal statutory rate benefit	35.0%
State tax expense, net of federal benefit	5.6
Rate impact from provisions for uncertain tax positions	7.2
Other, net	0.7

Estimated annual effective income tax rate	48.5%

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

9. COMMITMENTS AND CONTINGENCIES: LEGAL

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes, in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. Staff Care appealed the EDD’s assessment, but on September 5, 2008 the Company made a payment to the EDD in the amount of $2,295 to cease the accrual of interest while the appeal was pending. On March 28, 2012, Staff Care, Inc. and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to Staff Care $2,012 of the $2,295 payment made by the Company on September 5, 2008. As a result, the Company recorded a $2,012 gain in selling, general and administrative expenses for the three-month period ended March 31, 2012.

10. SUBSEQUENT EVENTS

On April 5, 2012, the Company entered into a Credit Agreement (the “New Credit Agreement”) with several lenders to provide for two credit facilities (the “Credit Facilities”), including (A) a $50,000 secured revolving credit facility (the “Revolver”) that includes a $20,000 sublimit for the issuance of letters of credit and a $15,000 sublimit for swingline loans and (B) a $200,000 secured term loan credit facility (the “Term Loan”). In addition, the New Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75,000 (with a $37,500 sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent.

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by the Company, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio (as defined in the New Credit Agreement). The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a prime interest rate option selected by the Company, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing Consolidated Leverage Ratio.

The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under two prior credit agreements to which the Company was a party and to pay related transaction costs. The Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company and its subsidiaries. The maturity date of the Revolver and the Term Loan is April 5, 2017 and April 5, 2018, respectively.

In connection with obtaining the Credit Facilities, the Company incurred approximately $5,900 in deferred financing fees, which will be capitalized and amortized to interest expense over the term of the New Credit Agreement. In addition, the Company expects to write off to interest expense $8,600 of unamortized deferred financing fees and original issue discount and a $1,200 prepayment penalty associated with the prior credit facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 9, 2012 (“2011 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

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

For the three months ended March 31, 2012, we recorded revenue of $226.4 million, as compared to $215.8 million for the same period last year. We recorded net income of $4.3 million for the three months ended March 31, 2012, as compared to $2.3 million for the same period last year.

Nurse and allied healthcare staffing segment revenues comprised 68% and 62% of total consolidated revenues in the first quarter of 2012 and 2011, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenues comprised 28% and 33% of total consolidated revenues in the first quarter of 2012 and 2011, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 4% and 5% of total consolidated revenues in the first quarter of 2012 and 2011, respectively. Through our physician permanent placement services segment, we assist hospitals and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins brand, for which we are generally paid through a blend of retained hourly, marketing and placement fees. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

In January 2012, we completed the sale of our home healthcare services segment. Accordingly, its results of operations were recorded as discontinued operations for the three months ended March 31, 2012 and 2011.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative clinical workforce solutions offerings such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and candidate quality enhancements. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinical professionals, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk.

Recent Trends

Toward the end of 2008, demand decreased considerably in the nurse and allied healthcare staffing segment, reaching a low point in 2009, due to widespread and unprecedented economic conditions. Travel nurse demand improved throughout 2010 and 2011, but remained below peak levels experienced in 2007 through 2008. In 2011, we experienced broad based increased travel nurse demand across both managed services program clients and traditional contract clients, as well as across specialties and geographies. The demand growth has been particularly strong for specialty nurses for which there is limited supply. We continue to see our hospital clients migrate to managed services program relationships, and during 2011 we saw revenues from these contracts represent a third of our nurse and allied healthcare staffing business, a substantial increase from 1% in 2008. As a result of these managed service relationships, we have an improved ability to fill the demand and create operational efficiencies.

Within the allied staffing business, in response to the strength in demand for several supply-constrained therapy disciplines and continued weakness in demand for imaging technicians, our mix of business has continued to shift towards therapy staffing.

In our locum tenens staffing segment, generally, market demand in 2011 remained consistent with 2010. Moving into 2012, as a result of market demand and operational changes, we are experiencing improving margins due primarily to more favorable bill rates while holding pay rates relatively stable.

Throughout most of 2011, our physician permanent placement services segment demand remained constrained as we believe clients responded to weak economic conditions and budget pressure by, among other things, utilizing their internal resources for recruiting efforts and limiting their use of external retained permanent placement services. At the beginning of 2012, we have seen an increase in market demand as well as our recruiter productivity.

In 2010, Congress passed the Patient Protection and Affordable Care Act, providing for extensive healthcare reform. The measure is being legally challenged and, if sustained, many of its reforms are scheduled to be phased in over a number of years. Accordingly, many questions remain concerning the impact of this legislation, including to what extent it will cause the government to assume a larger role in the healthcare system, expand healthcare coverage of Americans, and/or impose new and potentially significant restrictions on reimbursement. Given these open questions, we cannot predict the impact of the legislation on our clients or the direct or indirect impact on us. The implementation of such healthcare reforms in their current form would impact our clients and may affect certain aspects of our business, including through: (1) changes to provider reimbursement methods and payment rates, which could impact demand for and pricing of our services; (2) the manner in which we contract with physicians and other healthcare professionals or with hospitals and other healthcare clients; and (3) the imposition of additional medical costs on us.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our 2011 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, selected condensed consolidated statements of comprehensive income data as a percentage of revenue:

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	72.1	70.9

Gross profit	27.9	29.1
Selling, general and administrative	20.8	22.6
Depreciation and amortization	1.6	2.1

Income from operations	5.5	4.4
Interest expense, net	2.5	2.5

Income from continuing operations before income taxes	3.0	1.9
Income tax expense	1.5	1.1

Income from continuing operations	1.5	0.8
Income from discontinued operations, net of tax	0.4	0.3

Net income	1.9	1.1

Other comprehensive income	0.0	0.0
Comprehensive Income	1.9%	1.1%

Comparison of Results for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenue. Revenue increased 5% to $226.4 million for the three months ended March 31, 2012 from $215.8 million for the same period in 2011, primarily due to higher revenue in the nurse and allied healthcare staffing segment, partially offset by lower revenue in the locum tenens staffing and physician permanent placement services segments.

Nurse and allied healthcare staffing segment revenue increased 14% to $153.9 million for the three months ended March 31, 2012 from $134.8 million for the same period in 2011. The increase was primarily attributable to an increase in the average number of temporary healthcare professionals on assignment and an increase in bill rates during the three months ended March 31, 2012.

Locum tenens staffing segment revenue decreased 10% to $63.5 million for the three months ended March 31, 2012 from $70.2 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to lower bill rate specialties, partially offset by an increase in the average daily rate billed to clients.

Physician permanent placement services segment revenue decreased 17% to $9.0 million for the three months ended March 31, 2012 from $10.8 million for the same period in 2011. The decrease was primarily attributable to the prior year’s adoption of the accounting guidance on revenue arrangements with multiple deliverables.

Cost of Revenue. Cost of revenue increased 7% to $163.2 million for the three months ended March 31, 2012 from $153.1 million for the same period in 2011. The increase was primarily due to an increase in the average number of temporary healthcare professionals on assignment.

Nurse and allied healthcare staffing segment cost of revenue increased 16% to $113.3 million for the three months ended March 31, 2012 from $97.7 million for the same period in 2011. The increase was primarily attributable to the increase in the average number of temporary healthcare professionals on assignment during the three months ended March 31, 2012 and a $1.6 million actuarial-based workers compensation benefit recorded during the three months ended March 31, 2011.

Locum tenens staffing segment cost of revenue decreased 11% to $46.3 million for the three months ended March 31, 2012 from $51.8 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to the lower pay rate specialties.

Physician permanent placement services segment cost of revenue remained flat at $3.6 million for both the three months ended March 31, 2012 and 2011.

Gross Profit. Gross profit increased 1% to $63.2 million for the three months ended March 31, 2012 from $62.7 million for the same period in 2011, representing gross margins of 27.9% and 29.1%, respectively. The decrease in gross margin was due primarily to a $1.6 million actuarial-based workers compensation benefit recorded during the three months ended March 31, 2011 within the nurse and allied healthcare staffing segment and the impact from the adoption of the accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011 in the physician permanent placement services segment, offset by improved gross margins in the locum tenens staffing segment. Gross margin by reportable segment for the three months ended March 31, 2012 and 2011 was 26.4% and 27.5% for nurse and allied healthcare staffing, 27.1% and 26.2% for locum tenens staffing and 59.5% and 66.7% for physician permanent placement services, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased 3% to $47.2 million for the three months ended March 31, 2012 from $48.7 million for the same period in 2011. The decrease was in part due to a $2.0 million refund received from the California Employment Development Department during the three months ended March 31, 2012 in connection with the settlement of a prior period assessment, partially offset by additional operating expenses supporting the growth in business. Selling, general and administrative expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Nurse and allied healthcare staffing	$23,533	$21,953
Locum tenens staffing	12,827	12,390
Physician permanent placement services	3,655	3,410
Unallocated corporate overhead	5,732	8,985
Stock-based compensation	1,429	1,982

	$47,176	$48,720

Depreciation and Amortization. Amortization expense decreased slightly to $1.8 million for the three months ended March 31, 2012 from $1.9 million for the same period in 2011. Depreciation expense decreased 27% to $1.9 million for the three months ended March 31, 2012 from $2.6 million for the same period in 2011, with the decrease primarily attributable to certain fixed assets becoming fully depreciated during the three months ended March 31, 2012.

Interest Expense, Net. Interest expense, net, remained flat at $5.5 million for both the three months ended March 31, 2012 and 2011.

Income Tax Expense. We recorded an income tax expense of $3.4 million from continuing operations for the three months ended March 31, 2012 as compared to $2.3 million for the same period in 2011, reflecting effective income tax rates of 49.3% and 57.1% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Income Taxes.”

Income From Discontinued Operations. During the fourth quarter of 2011, we began the process to divest our home healthcare services segment and completed the sale in January 2012. We classified the home healthcare services segment as assets and liabilities held for sale as of December 31, 2011, and its results of operations as discontinued operations for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, the income from discontinued operations included a $1.2 million gain on sale, net of tax. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were as follows ($ amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$9,553	$5,564
Net cash provided by (used in) investing activities	7,352	(1,687)
Net cash used in financing activities	(15,923)	(1,825)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At March 31, 2012, $193.0 million, net of discount, was outstanding under our credit facilities with $39.6 million of available credit under our then-existing revolving credit facility.

We believe that cash generated from operations and available borrowings under our existing revolving credit facility, which we entered into on April 5, 2012, will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowings under our existing revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the three months ended March 31, 2012 was $9.6 million, compared to $5.6 million for the same period in 2011. The increase in net cash provided by operations during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to better operating results and a decrease in accounts receivable. Our Days Sales Outstanding (“DSO”) was 57 days at March 31, 2012. DSO was 61 days and 57 days at December 31, 2011 and March 31, 2011, respectively. Excluding the home healthcare services segment, the DSO was 56, 57 and 54 days at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Investing Activities:

Net cash provided by investing activities during the three months ended March 31, 2012 was $7.4 million, compared to $1.7 million used in for the same period in 2011. The change was related to the proceeds from the sale of the home healthcare services segment, and a reduction in capital expenditures during the three months ended March 31, 2012.

Financing Activities:

Net cash used in financing activities during the three months ended March 31, 2012 was $15.9 million primarily due to paying down our outstanding term loan balance during the quarter. During the three months ended March 31, 2011, cash used in financing activities was $1.8 million.

On April 5, 2012, we entered into a Credit Agreement (the “New Credit Agreement”) as more fully described below and used the proceeds from the initial drawdown under the credit facilities set forth in the New Credit Agreement to repay in full all outstanding indebtedness under (1) the Tranche B secured term loan portion (the “First Lien Term Loan”) of the Credit Agreement dated December 23, 2009 (as amended, the “First Lien Credit Agreement”) and (2) the secured term loan (the “Second Lien Term Loan”) under the Credit Agreement dated September 1, 2010 (as amended, the “Second Lien Credit Agreement”). There were no amounts outstanding on the $50 million revolver portion (the “First Lien Revolver”) of the First Lien Credit Agreement as of April 5, 2012.

During the three months ended March 31, 2012, we made the following payments on the First Lien Term Loan: (1) a $4.6 million quarterly principal amortization payment, (2) a $5.0 million voluntary payment using the proceeds from the sale of our home healthcare services business in January 2012 and (3) a $0.2 million payment to satisfy the excess cash flow prepayment requirement for 2011 under the First Lien Credit Agreement. Borrowings under the First Lien Term Loan bore interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Term Loan bore interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. At March 31, 2012, the aggregate principal amount of the First Lien Term Loan and Second Lien Term Loan outstanding (including both the current and long-term portions), net of discount, was $193.0 million.

The First Lien Revolver carried an unused fee of 0.75% per annum. Borrowings under the First Lien Revolver Facility bore interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. At March 31, 2012, there was no amount outstanding under the First Lien Revolver. At December 31, 2011, there was $3.0 million outstanding under the First Lien Revolver.

At March 31, 2012, we maintained outstanding standby letters of credit totaling $28.4 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $28.4 million outstanding letters of credit, we have cash collateralized $18.0 million and the remaining amount were collateralized by our First Lien Revolver Facility. Outstanding standby letters of credit at December 31, 2011 totaled $28.4 million.

As described above, effective April 5, 2012, we entered into the New Credit Agreement. The New Credit Agreement provides two credit facilities (the “Credit Facilities”), including (A) a $50 million secured revolving credit facility (the “Revolver”) that includes a $20 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans and (B) a $200 million secured term loan credit facility (the “Term Loan”). In addition, the New Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The proceeds from the initial drawdown under the

Credit Facilities were used to repay in full all outstanding indebtedness under the First Lien Credit Agreement and the Second Lien Credit Agreement and to pay related transaction costs. The Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The standby letters of credit issued under the First Lien Revolver were also rolled under and deemed issued under the new Revolver. The maturity date of the Revolver and the Term Loan is April 5, 2017 and April 5, 2018, respectively. In connection with obtaining the Credit Facilities, we incurred approximately $5.9 million in deferred financing fees which will be capitalized and amortized to interest expense over the term of the New Credit Agreement. In addition, we expect to write off to interest expense $8.6 million of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty associated with the prior credit facilities.

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a prime interest rate option selected by us, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon our then-existing consolidated leverage ratio (as defined in the New Credit Agreement). The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a prime interest rate option selected by us, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon our then-existing consolidated leverage ratio.

The New Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and include but are not limited to:

•	our ability to sustain and grow our staffing services in a continued significant economic downturn and slow industry;

•	the effects of economic downturns or slow recoveries, which could result in less demand for our services;

•

our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks and physician practice groups on terms attractive to us and to secure orders and searches related to those contracts;

•	the level of consolidation and concentration of buyers of healthcare staffing services, which could affect the pricing of our services and our ability to mitigate risk;

•	the potential impact on the demand for our services caused by adoption of alternative modes of healthcare delivery;

•	any inability on our part to quickly respond to changing marketplace conditions and customer needs;

•	the ability of our clients to retain and increase the productivity of their permanent staff, which may negatively affect the demand for our services;

•

our ability to grow and operate our business in compliance with employment laws and other legislation, laws and regulations that may directly or indirectly affect us, such as Medicare certification and reimbursement, state licensure, government contracting requirements, the Patient Protection and Affordable Care Act and other state or federal healthcare reform legislation;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the effect of medical malpractice and other claims asserted against us for which we carry significant self-insured retentions;

•	any inability on our part to leverage our cost structure effectively;

•	access to and undisrupted performance of our management information and communication systems, including the Internet, our candidate and client databases, and payroll and billing software systems;

•	any inability on our part to keep our client and provider-facing self-service websites operational and without service interruptions;

•	any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs;

•	any inability on our part to properly screen and match quality healthcare professionals with suitable placements;

•	any inability on our part to successfully attract and retain a sufficient number of quality sales and operational personnel;

•	the loss of our key officers and management personnel;

•	any inability on our part to maintain at reasonable costs the positive brand identities we have developed;

•	any recognition by us of an impairment to goodwill or indefinite lived intangibles;

•

the effect of adverse adjustments by us to accruals for self-insured retentions and uncertain income tax liability, which could decrease our earnings or increase our losses, as the case may be, or negatively affect our cash flow; and

•	our level of indebtedness and any inability on our part to generate sufficient cash flow to service our debt.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the first quarter of 2012, our primary exposure to market risk was interest rate risk associated with our debt instruments. During the first quarter of 2012, we had borrowings outstanding under the First Lien Credit Agreement and the Second Lien Credit Agreement. Borrowings under the First Lien Term Loan bore interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 5.50% and 4.50%, respectively. Borrowings under the Second Lien Term Loan bore interest at floating rates based upon either a LIBOR (with a LIBOR floor of 1.75%) or a prime interest rate option selected by us, plus a spread of 10.00% and 9.00%, respectively. A 1% change in interest rates in excess of the minimum floor on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million for the three months ended March 31, 2012.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document

4.1	Credit Agreement, dated as of April 5, 2012, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent*

10.1	AMN Healthcare Equity Plan, as Amended and Restated (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 18, 2012, filed with the Securities and Exchange Commission on April 20, 2012)

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012

/S/ BRIAN M. SCOTT
Name:	Brian M. Scott
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

4.1	Credit Agreement, dated as of April 5, 2012, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent*

10.1	AMN Healthcare Equity Plan, as Amended and Restated (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 18, 2012, filed with the Securities and Exchange Commission on April 20, 2012)

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after.