Form 10-Q
period 2012-06-30
AMN HEALTHCARE SERVICES INC
filed 2012-08-07
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were 40,834,819 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,498	$3,962
Accounts receivable, net of allowance of $6,256 and $4,761 at June 30, 2012 and December 31, 2011, respectively	136,535	146,654
Accounts receivable, subcontractor	21,996	22,497
Prepaid expenses	7,301	5,691
Income taxes receivable	3,105	3,372
Deferred income taxes, net	14,833	19,335
Other current assets	5,855	3,652
Assets held for sale	0	7,310

Total current assets	205,123	212,473
Restricted cash and cash equivalents and investments	18,335	18,244
Fixed assets, net	15,248	16,863
Deposits and other assets	18,872	19,329
Deferred income taxes, net	2,166	1,823
Goodwill	123,324	123,324
Intangible assets, net	140,137	143,575

Total assets	$523,205	$535,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$330	$3,515
Accounts payable and accrued expenses	50,711	49,809
Accrued compensation and benefits	43,023	43,649
Revolving credit facility	0	3,000
Current portion of notes payable	20,000	28,125
Deferred revenue	1,782	2,155
Other current liabilities	5,181	8,313
Liabilities related to assets held for sale	0	1,486

Total current liabilities	121,027	140,052
Notes payable, less current portion and discount	173,721	174,198
Other long-term liabilities	62,567	61,646

Total liabilities	357,315	375,896

Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,608 shares authorized; 4,754 and 4,758 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	24,054	24,076

Stockholders’ equity:
Preferred stock, $0.01 par value; 4,392 shares authorized; none outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 40,833 and 40,454 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	409	405
Additional paid-in capital	396,946	394,958
Accumulated deficit	(255,136)	(259,331)
Accumulated other comprehensive loss	(383)	(373)

Total stockholders’ equity	141,836	135,659

Total liabilities and stockholders’ equity	$523,205	$535,631

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$235,786	$220,602	$462,198	$436,407
Cost of revenue	168,813	160,429	332,011	313,534

Gross profit	66,973	60,173	130,187	122,873

Operating expenses:
Selling, general and administrative	50,304	48,188	97,480	96,908
Depreciation and amortization	3,552	4,086	7,247	8,558

Total operating expenses	53,856	52,274	104,727	105,466

Income from operations	13,117	7,899	25,460	17,407
Interest expense, net (including loss on debt extinguishment of $9,815 for the three and six months ended June 30, 2012)	13,590	5,585	19,123	11,090

Income (loss) from continuing operations before income taxes	(473)	2,314	6,337	6,317
Income tax expense (benefit)	(392)	1,702	2,965	3,989

Income (loss) from continuing operations	(81)	612	3,372	2,328
Income from discontinued operations, net of tax	0	201	823	741

Net income (loss)	$(81)	$813	$4,195	$3,069

Basic income (loss) per common share from:
Continuing operations	$0.00	$0.02	$0.07	$0.05
Discontinued operations	0.00	0.00	0.02	0.02

Net income (loss)	$0.00	$0.02	$0.09	$0.07

Diluted income (loss) per common share from:
Continuing operations	$0.00	$0.01	$0.07	$0.05
Discontinued operations	0.00	0.01	0.02	0.02

Net income (loss)	$0.00	$0.02	$0.09	$0.07

Weighted average common shares outstanding:
Basic	40,810	39,629	40,695	39,436

Diluted	40,810	45,981	46,317	45,912

Other comprehensive income (loss)	33	(1)	(10)	(2)

Comprehensive income (loss)	$(48)	$812	$4,185	$3,067

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2011	40,454	$405	$394,958	$(259,331)	$(373)	$135,659
Preferred stock conversion	4	0	22	0	0	22
Restricted stock units (“RSUs”) vested and issued	375	4	(848)	0	0	(844)
Income tax shortfall from RSUs vested and issued	0	0	(195)	0	0	(195)
Stock-based compensation	0	0	3,009	0	0	3,009
Comprehensive income	0	0	0	4,195	(10)	4,185

Balance, June 30, 2012	40,833	$409	$396,946	$(255,136)	$(383)	$141,836

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,195	$3,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,247	8,584
Non-cash interest expense	1,545	1,862
Loss on debt extinguishment	9,815	0
Increase in allowances for doubtful accounts and sales credits	3,453	2,029
Provision for deferred income taxes	1,327	535
Stock-based compensation	3,009	3,712
Excess tax benefits from RSUs vested and issued	(11)	(94)
Loss on disposal or sale of fixed assets	14	73
Gain on sale of discontinued operations, net of tax	(1,187)	0
Changes in assets and liabilities, net of effects from divestiture:
Accounts receivable	6,666	(13,519)
Accounts receivable, subcontractor	501	1,380
Income taxes receivable	267	1,746
Prepaid expenses and other current assets	(3,287)	(1,278)
Deposits and other assets	(857)	(403)
Accounts payable and accrued expenses	925	(3,247)
Accrued compensation and benefits	(626)	7,852
Other liabilities	(2,446)	(4,383)

Net cash provided by operating activities	30,550	7,918

Cash flows from investing activities:
Purchase and development of fixed assets	(2,210)	(2,451)
Proceeds from sales of assets held for sale	8,622	0
Change in restricted cash and cash equivalents and investments balance	(91)	2,719

Net cash provided by investing activities	6,321	268

Cash flows from financing activities:
Capital lease repayments	(330)	(334)
Proceeds from revolving credit facility	0	5,000
Payments on revolving credit facility	(3,000)	0
Repayments of prior notes payable	(206,500)	(4,625)
Payments on new term loan credit facility	(4,380)	0
Proceeds from new term loan credit facility, net of discount	198,000	0
Payment of financing costs	(3,898)	0
Prepayment penalty associated with the prior credit facilities	(1,200)	0
Payments of employee tax withholdings from equity transactions	(843)	(2,005)
Excess tax benefit from RSUs vested and issued	11	94
Change in bank overdraft	(3,185)	(273)

Net cash used in financing activities	(25,325)	(2,143)

Effect of exchange rate changes on cash	(10)	(2)

Net increase in cash and cash equivalents	11,536	6,041
Cash and cash equivalents at beginning of period	3,962	1,883

Cash and cash equivalents at end of period	$15,498	$7,924

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $20 and $47 capitalized during the six months ended June 30, 2012 and 2011, respectively)	$8,067	$9,133

Cash paid for income taxes	$314	$1,171

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets and related condensed consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which are unaudited, include the accounts of AMN Healthcare Services, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted only of normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year or for any future period.

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. The Company will be required to perform the two-step impairment test only if the Company concludes that, after performing a qualitative assessment, the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012 and such adoption did not have a material effect on its unaudited condensed consolidated financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity, which was the Company’s presentation. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance beginning January 1, 2012, and has selected to present interim other comprehensive income (loss) in a single continuous statement of comprehensive income (loss).

2. DISCONTINUED OPERATIONS

On January 30, 2012, the Company completed the sale of its home healthcare services segment to BAYADA Home Health Care, Inc. for a total of $9,650, of which $1,028 was held in escrow as of June 30, 2012.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$0	$13,935	$3,885	$27,532
(Loss) income from discontinued operations before income taxes	0	319	(547)	1,276
Income tax benefit (expense)	0	(118)	183	(535)

(Loss) income from discontinued operations	0	201	(364)	741

Gain on sale of discontinued operations, before income taxes	0	0	3,825	0
Income tax expense	0	0	(2,638)	0

Gain on sale of discontinued operations	0	0	1,187	0

Total income from discontinued operations	$0	$201	$823	$741

3. REVENUE RECOGNITION

Revenue consists of fees earned primarily from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the customer in the consolidated balance sheet. The Company generally pays the subcontractor after it has received payment from the customer. Payables to subcontractors of $22,184 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2012. Payables to subcontractors of $24,268 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2011.

4. STOCK-BASED COMPENSATION

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes it as expense over the requisite service period.

During the six months ended June 30, 2012, the Company granted 392 restricted stock units (“RSUs”) with a weighted average grant date fair value of approximately $5.97 per RSU. In addition to the regular RSUs, the Company also granted 465 performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative and absolute total shareholder return over a three-year period, up to a maximum amount to be issued under the award of 175% of the original grant, or 814 PRSUs. The fair values of PRSUs granted during the six months ended June 30, 2012 were estimated at $8.15 per PRSU using the Monte-Carlo simulation valuation model. The Company recorded $467 in stock-based compensation expense during the six months ended June 30, 2012 related to equity awards granted during the period.

As of June 30, 2012, there was $353 of pre-tax total unrecognized compensation cost related to non-vested stock options and stock appreciation rights, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 0.7 years. As of June 30, 2012, there was $7,896 of pre-tax total unrecognized compensation cost related to non-vested RSUs and PRSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 2.0 years.

5. NET INCOME (LOSS) PER COMMON SHARE

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to these participating securities and excluded from the calculation of basic net income per common share. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock.

Stock-based awards to purchase 2,265 shares of common stock for the six month period ended June 30, 2012 were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive. Stock-based awards to purchase 2,131 and 2,151 shares of common stock for the three and six month periods ended June 30, 2011, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

The 4,754 shares of Preferred Stock (as if converted) and 3,805 shares of outstanding equity awards as of June 30, 2012 were anti-dilutive due to the net loss from continuing operations during the three months ended June 30, 2012 and, accordingly, were excluded from the calculation of diluted net loss per share for such period.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(81)	$612	$3,372	$2,328
Income from discontinued operations, net of tax	0	201	823	741

Net income (loss)	$(81)	$813	$4,195	$3,069

Less: Allocation to participating securities—from continuing operations	0	(75)	(352)	(282)
Allocation to participating securities—from discontinued operations	0	(24)	(86)	(90)

Total allocation to participating securities	0	(99)	(438)	(372)

Net income (loss) attributable to common stockholders—basic	(81)	714	3,757	2,697

Basic income (loss) per common share from:
Continuing operations	$0.00	$0.02	$0.07	$0.05
Discontinued operations	0.00	0.00	0.02	0.02

Net income (loss)	$0.00	$0.02	$0.09	$0.07

Diluted income (loss) per common share from:
Continuing operations	$0.00	$0.01	$0.07	$0.05
Discontinued operations	0.00	0.01	0.02	0.02

Net income (loss)	$0.00	$0.02	$0.09	$0.07

Weighted average common shares outstanding—basic	40,810	39,629	40,695	39,436
Plus dilutive effect of potential common shares	0	6,352	5,622	6,476

Weighted average common shares outstanding—diluted	40,810	45,981	46,317	45,912

6. SEGMENT INFORMATION

In 2010 and 2011, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. In January 2012, the Company divested its home healthcare services segment. As a result, the Company has classified the home healthcare services segment’s results of operations as discontinued operations for the three and six months ended June 30, 2012 and 2011.

The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income represents income (loss) from continuing operations before income tax, plus interest expense (net of interest income), stock-based compensation expense, depreciation and amortization, and unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Nurse and allied healthcare staffing	$158,615	$140,029	$312,501	$274,803
Locum tenens staffing	67,592	71,098	131,101	141,287
Physician permanent placement services	9,579	9,475	18,596	20,317

	$235,786	$220,602	$462,198	$436,407

Segment operating income
Nurse and allied healthcare staffing	$18,444	$14,420	$35,521	$29,539
Locum tenens staffing	6,091	5,465	10,507	11,476
Physician permanent placement services	1,890	2,511	3,596	6,328

	26,425	22,396	49,624	47,343
Unallocated corporate overhead	8,179	8,697	13,911	17,682
Depreciation and amortization	3,552	4,086	7,247	8,558
Stock-based compensation	1,577	1,714	3,006	3,696
Interest expense, net (including loss on debt extinguishment of $9,815 for the three and six months ended June 30, 2012)	13,590	5,585	19,123	11,090

Income (loss) from continuing operations before income tax	$(473)	$2,314	$6,337	$6,317

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

Level 3—Unobservable inputs that are supported by little or no market activities and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included restricted cash equivalents and investments, including investments associated with the Company’s deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of publicly traded money market funds and mutual funds for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,022	$18,022	$0	$0
Trading securities investment	46	46	0	0

Total financial assets measured at fair value	$18,068	$18,068	$0	$0

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,015	$18,015	$0	$0
Trading securities investment	52	52	0	0

Total financial assets measured at fair value	$18,067	$18,067	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the six months ended June 30, 2012.

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

					$38,898

8. INCOME TAXES

The Company recorded an income tax expense of $2,965 for the six months ended June 30, 2012 from continuing operations as compared to a tax expense of $3,989 for the same period in 2011. The Company currently estimates its annual effective income tax rate from continuing operations to be approximately 44.4% (expense) for 2012, as compared to the 64.0% effective income tax rate in 2011. The difference in effective tax rates for 2011 and the forecasted rate for 2012 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective tax rate for 2012 is greater than the federal statutory rate of 35% primarily due to the following:

Federal statutory rate benefit	35.0%
State tax expense, net of federal benefit	5.1
Rate impact from provisions for uncertain tax positions	6.4
Other, net	(2.1)

Estimated annual effective income tax rate	44.4%

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

9. NOTES PAYABLE AND RELATED CREDIT AGREEMENT

On April 5, 2012, the Company entered into a Credit Agreement (the “New Credit Agreement”) with several lenders to provide for two credit facilities (the “Credit Facilities”), including (A) a $50,000 secured revolving credit facility (the “Revolver”) that includes a $20,000 sublimit for the issuance of letters of credit and a $15,000 sublimit for swingline loans and (B) a $200,000 face value secured term loan credit facility (the “Term Loan”), net of unamortized original issue discount of $2,000. In addition, the New Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75,000 (with a $37,500 sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent.

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a base rate option selected by the Company, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio (as defined in the New Credit Agreement). The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by the Company, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio. At June 30, 2012, the Company had $193,721, net of discount, outstanding under the Term Loan at a 6.0% interest rate.

The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under two prior credit agreements to which the Company was a party and to pay related transaction costs. The Revolver is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At June 30, 2012, there was $39,620 of available credit under the Revolver.

In connection with obtaining the Credit Facilities, the Company incurred $3,898 in deferred financing fees, which were capitalized and are amortized to interest expense over the term of the New Credit Agreement. In addition, the Company’s loss on debt extinguishment, before tax, included the write-off to interest expense of $8,615 of unamortized deferred financing fees and original issue discount and a $1,200 prepayment penalty associated with the repayment of the prior credit facilities.

During the second quarter of 2012, the Company made a quarterly principal amortization payment and voluntary prepayment on the Term Loan which totaled $4,380. The $20,000 current portion of the notes payable set forth in the Company’s unaudited condensed consolidated balance sheet dated June 30, 2012 represents voluntary prepayments the Company made subsequent to June 30, 2012 through the time of filing of this Quarterly Report on Form 10-Q with the SEC, which prepayments also satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through June 30, 2013.

10. COMMITMENTS AND CONTINGENCIES: LEGAL

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes, in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. Staff Care appealed the EDD’s assessment, but on September 5, 2008 the Company made a payment to the EDD in the amount of $2,295 to cease the accrual of interest while the appeal was pending. On March 28, 2012, Staff Care, Inc. and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to Staff Care $2,012 of the $2,295 payment made by the Company on September 5, 2008. As a result, the Company recorded a $2,012 benefit offsetting selling, general and administrative expenses for the six-month period ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012 (“2011 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

Overview

We are healthcare’s workforce innovator, providing a broad spectrum of workforce solutions and staffing services to the nation’s healthcare facilities. As an innovative workforce solutions partner, our managed services programs, recruitment process outsourcing, consulting services, and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and our healthcare staffing services to cost-effectively manage their clinical workforce needs, both temporary and permanent.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended June 30, 2012, we recorded revenue of $235.8 million, as compared to revenue of $220.6 million for the same period last year. For the three months ended June 30, 2012, we recorded a net loss of $(0.08) million, which included a pre-tax $(9.8) million loss on debt extinguishment charged to interest expense associated with the successful refinancing of our prior credit facilities, as compared to net income of $0.8 million for the same period last year. For the six months ended June 30, 2012, we recorded revenue of $462.2 million, as compared to revenue of $436.4 million for the same period last year. We recorded net income of $4.2 million for the six months ended June 30, 2012, as compared to net income of $3.1 million for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 68% and 63% of total consolidated revenue for the six months ended June 30, 2012 and 2011, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical and workforce staffing solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 28% and 32% of total consolidated revenue for the six months ended June 30, 2012 and 2011, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% and 5% of total consolidated revenue for the six months ended June 30, 2012 and 2011, respectively. Through our physician permanent placement services segment, we assist hospitals and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins brand, for which we are generally paid through a blend of retained hourly, sourcing and placement fees. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

In January 2012, we completed the sale of our home healthcare services segment. Accordingly, its results of operations are recorded as discontinued operations for the three and six months ended June 30, 2012 and 2011.

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

Recent Trends

Demand has rebounded in the nurse and allied healthcare staffing segment from its low point in 2009, but still remains below levels experienced in 2007 through 2008. Demand has been particularly strong for specialty nurses for which there is limited supply. While our demand is spread across a broad base of clients, we continue to see more of our hospital clients migrate to managed services program relationships, and during 2012 revenue from these contracts represent approximately one-third of our nurse and allied healthcare staffing business, a substantial increase from 1% in 2008. As a result of these managed service relationships, we have an improved ability to fill more of the demand and create operational efficiencies.

Within the allied staffing business, we continue to have strength in demand for several supply-constrained therapy disciplines and more recently we have seen improving market conditions for our imaging and laboratory businesses.

In our locum tenens staffing segment, we are seeing increased market demand in certain specialties. As a result of market demand and operational changes, we are experiencing improving margins due primarily to more favorable bill rates and improved bill to pay spreads.

Throughout most of 2011, our physician permanent placement services segment demand remained constrained as we believe clients responded to weak economic conditions and budget pressure by, among other things, utilizing their internal resources for recruiting efforts and limiting their use of external retained permanent placement services. To date in 2012, we have seen an increase in market demand as well as our recruiter productivity.

In 2010, Congress passed the Patient Protection and Affordable Care Act (the “PPACA”), providing for extensive healthcare reform. Numerous states, organizations and individuals filed suit in federal court challenging the constitutionality of the PPACA. In June 2012, the Supreme Court of the United States upheld a majority of the provisions of the PPACA, including a provision commonly referred to as the “individual mandate” generally requiring most adults not covered by an employer or government-sponsored insurance plan to maintain health insurance coverage or pay a penalty. Although many questions remain and we are currently evaluating the PPACA’s potential effect on our business and those of our clients, it appears that the federal and state governments will assume a larger role in the healthcare system, the number of individuals covered by health care insurance will increase, and new and potentially significant restrictions on reimbursement for healthcare products and services may occur. We currently believe that the PPACA may: (1) give rise to changes to provider reimbursement methods and payment rates, which could affect demand for and pricing of our services; (2) affect the manner in which we contract with physicians and other healthcare professionals or with hospitals and other healthcare clients; and (3) impose additional employer-related medical costs on us.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our 2011 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.6	72.7	71.8	71.8

Gross profit	28.4	27.3	28.2	28.2
Selling, general and administrative	21.3	21.8	21.1	22.2
Depreciation and amortization	1.5	1.9	1.6	2.0

Income from operations	5.6	3.6	5.5	4.0
Interest expense, net	5.8	2.5	4.1	2.6

Income (loss) from continuing operations before income taxes	(0.2)	1.1	1.4	1.4
Income tax expense (benefit)	(0.2)	0.8	0.7	0.9

Income (loss) from continuing operations	0.0	0.3	0.7	0.5
Income from discontinued operations, net of tax	0.0	0.1	0.2	0.2
Net income (loss)	0.0%	0.4%	0.9%	0.7%

Comparison of Results for the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenue. Revenue increased 7% to $235.8 million for the three months ended June 30, 2012 from $220.6 million for the same period in 2011, primarily due to higher revenue in the nurse and allied healthcare staffing segment, partially offset by lower revenue in the locum tenens staffing segment.

Nurse and allied healthcare staffing segment revenue increased 13% to $158.6 million for the three months ended June 30, 2012 from $140.0 million for the same period in 2011. The increase was primarily attributable to an increase in the average number of temporary healthcare professionals on assignment and an increase in bill rates during the three months ended June 30, 2012.

Locum tenens staffing segment revenue decreased 5% to $67.6 million for the three months ended June 30, 2012 from $71.1 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to lower bill rate specialties, partially offset by an increase in the average bill rate across most specialties.

Physician permanent placement services segment revenue increased slightly to $9.6 million for the three months ended June 30, 2012 from $9.5 million for the same period in 2011.

Cost of Revenue. Cost of revenue increased 5% to $168.8 million for the three months ended June 30, 2012 from $160.4 million for the same period in 2011. The increase was primarily due to an increase in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 12% to $116.2 million for the three months ended June 30, 2012 from $103.9 million for the same period in 2011. The increase was primarily attributable to the increase in the average number of temporary healthcare professionals on assignment during the three months ended June 30, 2012.

Locum tenens staffing segment cost of revenue decreased 8% to $48.8 million for the three months ended June 30, 2012 from $53.0 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to the lower pay rate specialties.

Physician permanent placement services segment cost of revenue increased 6% to $3.8 million for the three months ended June 30, 2012 from $3.6 million for the same period in 2011.

Gross Profit. Gross profit increased 11% to $67.0 million for the three months ended June 30, 2012 from $60.2 million for the same period in 2011, representing gross margins of 28.4% and 27.3%, respectively. The increase in gross margin was primarily due to higher margins in nurse and allied healthcare staffing and locum tenens staffing segments due to higher bill to pay spreads. The increase in gross margin was partially offset by a lower margin in the physician permanent placement segment due to the prior year impact from the adoption of the accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011. Gross margin by reportable segment for the three months ended June 30, 2012 and 2011 was 26.7% and 25.8% for nurse and allied healthcare staffing, 27.9% and 25.5% for locum tenens staffing and 59.9% and 62.4% for physician permanent placement services, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $50.3 million, representing 21.3% of revenue, for the three months ended June 30, 2012, as compared to $48.2 million, representing 21.8% of revenue, for the same period in 2011. The increase in SG&A expenses compared to the same quarter last year was due primarily to increased spending supporting the growth in business, partially offset by the absence of integration-related expenses associated with the Medfinders acquisition and improved SG&A leverage. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Three Months Ended June 30,
	2012	2011
Nurse and allied healthcare staffing	$23,953	$21,721
Locum tenens staffing	12,742	12,651
Physician permanent placement services	3,853	3,405
Unallocated corporate overhead	8,179	8,697
Stock-based compensation	1,577	1,714

	$50,304	$48,188

Depreciation and Amortization. Amortization expense decreased 5% to $1.7 million for the three months ended June 30, 2012 from $1.8 million for the same period in 2011. Depreciation expense decreased 17% to $1.9 million for the three months ended June 30, 2012 from $2.3 million for the same period in 2011, with the decrease primarily attributable to having more fixed assets fully depreciated during the three months ended June 30, 2012.

Interest Expense, Net. Interest expense, net, was $13.6 million for the three months ended June 30, 2012 as compared to $5.6 million for the same period in 2011. Interest expense for the three months ended June 30, 2012 included an $8.6 million write-off of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty paid in connection with the refinancing of our credit facilities.

Income Tax Expense (Benefit). Income tax benefit was $(0.4) million for the three months ended June 30, 2012, as compared to income tax expense of $1.7 million for the same period in 2011, reflecting effective income tax rates of 82.9% and 73.6% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Income Taxes.”

Comparison of Results for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Revenue. Revenue increased 6% to $462.2 million for the six months ended June 30, 2012 from $436.4 million for the same period in 2011, primarily due to higher revenue in the nurse and allied healthcare staffing segment, partially offset by lower revenue in the locum tenens staffing and physician permanent placement services segments.

Nurse and allied healthcare staffing segment revenue increased 14% to $312.5 million for the six months ended June 30, 2012 from $274.8 million for the same period in 2011. The increase was primarily attributable to an increase in the average number of temporary healthcare professionals on assignment and an increase in bill rates during the six months ended June 30, 2012.

Locum tenens staffing segment revenue decreased 7% to $131.1 million for the six months ended June 30, 2012 from $141.3 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to lower bill rate specialties.

Physician permanent placement services segment revenue decreased 8% to $18.6 million for the six months ended June 30, 2012 from $20.3 million for the same period in 2011. The decrease was primarily attributable to the prior year’s adoption of the accounting guidance on revenue arrangements with multiple deliverables, which resulted in recognition of additional revenue of $2.9 million that would have previously been deferred during the six months ended June 30, 2011.

Cost of Revenue. Cost of revenue increased 6% to $332.0 million for the six months ended June 30, 2012 from $313.5 million for the same period in 2011. The increase was primarily due to an increase in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 14% to $229.5 million for the six months ended June 30, 2012 from $201.6 million for the same period in 2011. The increase was primarily attributable to the increase in the average number of temporary healthcare professionals on assignment during the six months ended June 30, 2012 and a $1.6 million actuarial-based workers compensation benefit recorded during the six months ended June 30, 2011.

Locum tenens staffing segment cost of revenue decreased 9% to $95.0 million for the six months ended June 30, 2012 from $104.8 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to the lower pay rate specialties.

Physician permanent placement services segment cost of revenue increased 4% to $7.5 million for the six months ended June 30, 2012 from $7.2 million for the same period in 2011 primarily due to increases in travel expenses and recruiter compensation.

Gross Profit. Gross profit increased 6% to $130.2 million for the six months ended June 30, 2012 from $122.9 million for the same period in 2011, representing gross margins of 28.2% for both periods. Gross margin by reportable segment for the six months ended June 30, 2012 and 2011 was 26.6% and 26.6% for nurse and allied healthcare staffing, 27.5% and 25.8% for locum tenens staffing, and 59.7% and 64.7% for physician permanent placement services, respectively.

Selling, General and Administrative. SG&A expenses were $97.5 million, representing 21.1% of revenue, for the six months ended June 30, 2012, as compared to $96.9 million, representing 22.2% of revenue, for the same period in 2011. The slight increase in SG&A expenses compared to the same period last year was due primarily to increased spending supporting the growth in business, partially offset by the absence of integration-related expenses associated with the Medfinders acquisition, improved SG&A leverage, and a refund received during the six months ended June 30, 2012 in connection with the settlement of a prior period assessment from the California Employment Development Department. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Six Months Ended June 30,
	2012	2011
Nurse and allied healthcare staffing	$47,486	$43,674
Locum tenens staffing	25,569	25,041
Physician permanent placement services	7,508	6,815
Unallocated corporate overhead	13,911	17,682
Stock-based compensation	3,006	3,696

	$97,480	$96,908

Depreciation and Amortization. Amortization expense decreased 5% to $3.4 million for the six months ended June 30, 2012 from $3.6 million for the same period in 2011. Depreciation expense decreased 24% to $3.8 million for the six months ended June 30, 2012 from $5.0 million for the same period in 2011, with the decrease primarily attributable to more fixed assets being fully depreciated during the six months ended June 30, 2012.

Interest Expense, Net. Interest expense, net, was $19.1 million for the six months ended June 30, 2012 as compared to $11.1 million for the same period in 2011. Interest expense for the six months ended June 30, 2012 included an $8.6 million write-off of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty paid in connection with the refinancing of our credit facilities.

Income Tax Expense. We recorded income tax expense of $3.0 million for the six months ended June 30, 2012 as compared to $4.0 million for the same period in 2011, reflecting effective income tax rates of 46.8% and 63.1% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Income Taxes.”

Liquidity and Capital Resources

In summary, for the six months ended June 30, 2012 and 2011, our cash flows were as follows:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$30,550	$7,918
Net cash provided by investing activities	6,321	268
Net cash used in financing activities	(25,325)	(2,143)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At June 30, 2012, $193.7 million, net of discount, was outstanding under our credit facilities with $39.6 million of available credit under our revolving credit facility.

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

Operating Activities:

Net cash provided by operations during the six months ended June 30, 2012 was $30.6 million, compared to $7.9 million for the same period last year. The increase in net cash provided by operations during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to better operating results and a decrease in accounts receivable as a result of strong collection efforts. Our Days Sales Outstanding (“DSO”) was 53 days at June 30, 2012. DSO was 61 days and 54 days at December 31, 2011 and June 30, 2011, respectively.

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2012 was $6.3 million, compared to $0.3 million for the same period in 2011. The change was primarily related to the proceeds from the sale of the home healthcare services segment during the six months ended June 30, 2012.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2012 was $25.3 million, primarily due to paying off our prior credit facilities offset with the additional borrowings under our new credit facilities. During the six months ended June 30, 2011, cash used in financing activities was $2.1 million primarily due to paying down our then-existing debt.

On April 5, 2012, we entered into a Credit Agreement (the “New Credit Agreement”). The New Credit Agreement provides two credit facilities (the “Credit Facilities”), including (A) a $50 million secured revolving credit facility (the “Revolver”) that includes a $20 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans and (B) a $200 million face value secured term loan credit facility (the “Term Loan”), net of unamortized original issue discount of $2.0 million. In addition, the New Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The Revolver is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The standby letters of credit issued under one of the previous credit facilities were also rolled under and deemed issued under the Revolver. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively.

The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under our previous credit facilities and to pay related transaction costs. In addition, during the six months ended June 30, 2012 and prior to our entry into the New Credit Agreement, we made the following payments on the prior first lien term loan credit facility: (1) a $4.6 million quarterly principal amortization payment, (2) a $5.0 million voluntary payment using the proceeds from the sale of our home healthcare services business in January 2012 and (3) a $0.2 million payment to satisfy the excess cash flow prepayment requirement for 2011. In connection with obtaining the Credit Facilities, we incurred approximately $3.9 million in deferred financing fees, which were capitalized and are amortized to interest expense over the term of the New Credit Agreement. In addition, the loss on debt extinguishment, before tax, included the write-off to interest expense of $8.6 million of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty associated with the repayment of the prior credit facilities.

During the six months ended June 30, 2012, we made a quarterly principal amortization payment and voluntary prepayment on the Term Loan, which totaled $4.4 million. At June 30, 2012, the aggregate outstanding principal amount of the Term Loan (including both the current and long-term portions), net of discount, was $193.7 million. The $20.0 million current portion of the notes payable set forth in our unaudited condensed consolidated balance sheet dated June 30, 2012 represents voluntary prepayments we made subsequent to June 30, 2012 through the time of filing of this Quarterly Report on Form 10-Q with the SEC, which prepayments also satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through June 30, 2013.

At June 30, 2012, we maintained outstanding standby letters of credit totaling $28.4 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $28.4 million outstanding letters of credit, we have cash collateralized $18.0 million and the Revolver collateralizes the remaining $10.4 million. Outstanding standby letters of credit at December 31, 2011 totaled $28.4 million.

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a base rate option selected by us, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon our then-existing consolidated leverage ratio (as defined in the New Credit Agreement). At June 30, 2012, there was no amount outstanding under the Revolver. At December 31, 2011, there was $3.0 million outstanding under our prior revolving facility.

The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by us, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon our then-existing consolidated leverage ratio.

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

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our 2011 Annual Report and include but are not limited to:

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

•

our ability to grow and operate our business in compliance with employment laws and other legislation, laws and regulations that may directly or indirectly affect us, such as Medicare certification and reimbursement, state licensure, government contracting requirements, the PPACA and other state or federal healthcare reform legislation;

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the six months ended June 30, 2012, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into the New Credit Agreement on April 5, 2012. Borrowings under the new Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by us, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively. A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.0 million for the six months ended June 30, 2012.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description of Document

4.1	Credit Agreement, dated as of April 5, 2012, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012)

10.1	AMN Healthcare Equity Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 18, 2012, filed with the SEC on April 20, 2012)

10.2	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement)*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and amend the interactive data files promptly after becoming aware that the interactive data files fail to comply with the submission requirements. The interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2012

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2012

/S/ BRIAN M. SCOTT
Name:	Brian M. Scott
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)