Form 10-Q
period 2012-09-30
AMN HEALTHCARE SERVICES INC
filed 2012-11-05
CIK 1142750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 44,386,650 shares of common stock, $0.01 par value, outstanding.

AMN HEALTHCARE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,823	$3,962
Accounts receivable, net of allowance of $5,323 and $4,761 at September 30, 2012 and December 31, 2011, respectively	141,881	146,654
Accounts receivable, subcontractor	19,686	22,497
Prepaid expenses	7,755	5,691
Income taxes receivable	2,323	3,372
Deferred income taxes, net	11,685	19,335
Other current assets	6,497	3,652
Assets held for sale	0	7,310

Total current assets	193,650	212,473
Restricted cash and cash equivalents and investments	18,917	18,244
Fixed assets, net	14,968	16,863
Deposits and other assets	19,225	19,329
Deferred income taxes, net	2,166	1,823
Goodwill	123,324	123,324
Intangible assets, net	138,523	143,575

Total assets	$510,773	$535,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,531	$3,515
Accounts payable and accrued expenses	43,564	49,809
Accrued compensation and benefits	49,246	43,649
Revolving credit facility	0	3,000
Current portion of notes payable	12,000	28,125
Deferred revenue	1,507	2,155
Other current liabilities	5,698	8,313
Liabilities related to assets held for sale	0	1,486

Total current liabilities	115,546	140,052
Notes payable, less current portion and discount	157,996	174,198
Other long-term liabilities	64,026	61,646

Total liabilities	337,568	375,896

Series A Conditional Convertible Preferred Stock, $0.01 par value; 6,000 shares authorized; 4,473 and 4,758 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22,631	24,076

Stockholders’ equity:
Preferred stock, $0.01 par value; 4,000 shares authorized; none outstanding at September 30, 2012 and December 31, 2011	0	0
Common stock, $0.01 par value; 200,000 shares authorized; 41,122 and 40,454 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	411	405
Additional paid-in capital	399,879	394,958
Accumulated deficit	(249,278)	(259,331)
Accumulated other comprehensive loss	(438)	(373)

Total stockholders’ equity	150,574	135,659

Total liabilities and stockholders’ equity	$510,773	$535,631

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$243,912	$229,006	$706,110	$665,413
Cost of revenue	174,329	165,345	506,340	478,879

Gross profit	69,583	63,661	199,770	186,534

Operating expenses:
Selling, general and administrative	52,375	49,477	149,855	146,385
Depreciation and amortization	3,435	3,921	10,682	12,479

Total operating expenses	55,810	53,398	160,537	158,864

Income from operations	13,773	10,263	39,233	27,670
Interest expense, net (including loss on debt extinguishment of $9,815 for the nine months ended September 30, 2012)	3,688	7,017	22,811	18,107

Income from continuing operations before income taxes	10,085	3,246	16,422	9,563
Income tax expense	4,227	2,242	7,192	6,231

Income from continuing operations	5,858	1,004	9,230	3,332
Income (loss) from discontinued operations, net of tax	0	(27,903)	823	(27,162)

Net income (loss)	$5,858	$(26,899)	$10,053	$(23,830)

Basic income (loss) per common share from:
Continuing operations	$0.13	$0.02	$0.20	$0.07
Discontinued operations	0.00	(0.69)	0.02	(0.68)

Net income (loss)	$0.13	$(0.67)	$0.22	$(0.61)

Diluted income (loss) per common share from:
Continuing operations	$0.12	$0.02	$0.20	$0.07
Discontinued operations	0.00	(0.61)	0.02	(0.59)

Net income (loss)	$0.12	$(0.59)	$0.22	$(0.52)

Weighted average common shares outstanding:
Basic	40,850	40,327	40,747	39,736

Diluted	46,897	45,950	46,512	45,924

Other comprehensive income (loss)	(55)	33	(65)	30

Comprehensive income (loss)	$5,803	$(26,866)	$9,988	$(23,800)

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012

(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2011	40,454	$405	$394,958	$(259,331)	$(373)	$135,659
Preferred stock conversion	285	2	1,442	0	0	1,444
Stock appreciation rights (“SARs”) exercised and restricted stock units (“RSUs”) vested and issued	383	4	(876)	0	0	(872)
Income tax shortfall from SARs exercised and RSUs vested and issued	0	0	(223)	0	0	(223)
Stock-based compensation	0	0	4,578	0	0	4,578
Comprehensive income (loss)	0	0	0	10,053	(65)	9,988

Balance, September 30, 2012	41,122	$411	$399,879	$(249,278)	$(438)	$150,574

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$10,053	$(23,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,682	12,538
Non-cash interest expense	2,346	2,829
Loss on debt extinguishment	9,815	0
Increase in allowances for doubtful accounts and sales credits	5,302	2,964
Provision for deferred income taxes	4,447	(695)
Stock-based compensation	4,578	5,409
Excess tax benefits from SARs exercised and RSUs vested and issued	(12)	(108)
Impairment charges	0	31,198
Loss on disposal or sale of fixed assets	16	100
Gain on sale of discontinued operations, net of tax	(1,187)	0
Changes in assets and liabilities, net of effects from divestiture:
Accounts receivable	(529)	(19,438)
Accounts receivable, subcontractor	2,811	(359)
Income taxes receivable	1,049	1,550
Prepaid expenses and other current assets	(3,905)	(380)
Deposits and other assets	(2,104)	(132)
Accounts payable and accrued expenses	(6,222)	1,003
Accrued compensation and benefits	5,597	5,440
Other liabilities	(675)	(5,290)

Net cash provided by operating activities	42,062	12,799

Cash flows from investing activities:
Purchase and development of fixed assets	(3,753)	(3,550)
Proceeds from sales of assets held for sale	8,644	0
Change in restricted cash and cash equivalents and investments balance	(673)	2,711

Net cash provided by (used in) investing activities	4,218	(839)

Cash flows from financing activities:
Capital lease repayments	(492)	(503)
Proceeds from revolving credit facility	0	14,600
Payments on revolving credit facility	(3,000)	(11,600)
Repayments of prior notes payable	(206,500)	(9,250)
Payments on new term loan credit facility	(28,380)	0
Proceeds from new term loan credit facility, net of discount	198,000	0
Payment of financing costs	(3,938)	(855)
Prepayment penalty associated with the prior credit facilities	(1,200)	0
Payments of employee tax withholdings from equity transactions	(872)	(2,046)
Excess tax benefit from SARs exercised and RSUs vested and issued	12	108
Change in bank overdraft	16	316

Net cash used in financing activities	(46,354)	(9,230)

Effect of exchange rate changes on cash	(65)	30

Net increase (decrease) in cash and cash equivalents	(139)	2,760
Cash and cash equivalents at beginning of period	3,962	1,883

Cash and cash equivalents at end of period	$3,823	$4,643

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $27 and $58 capitalized during the nine months ended September 30, 2012 and 2011, respectively)	$10,992	$15,511

Cash paid for income taxes	$363	$1,506

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

2. DISCONTINUED OPERATIONS

On January 30, 2012, the Company completed the sale of its home healthcare services segment to BAYADA Home Health Care, Inc. for a total of $9,650, of which $1,006 was held in escrow as of September 30, 2012.

The following table presents the revenues and the components of discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$0	$13,293	$3,885	$40,825
Loss from discontinued operations before income taxes	0	(30,544)	(547)	(29,268)
Income tax benefit	0	2,641	183	2,106

Loss from discontinued operations	0	(27,903)	(364)	(27,162)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain on sale of discontinued operations, before income taxes	0	0	3,825	0
Income tax expense	0	0	(2,638)	0

Gain on sale of discontinued operations	0	0	1,187	0

Total income (loss) from discontinued operations	$0	$(27,903)	$823	$(27,162)

3. REVENUE RECOGNITION

Revenue consists of fees earned primarily from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its temporary healthcare professionals along with those of third party subcontractors to fulfill customer orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the customer in the consolidated balance sheet. The Company generally pays the subcontractor after it has received payment from the customer. Payables to subcontractors of $18,599 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2012. Payables to subcontractors of $24,268 were included in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2011.

4. STOCK-BASED COMPENSATION

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes it as expense over the requisite service period.

During the nine months ended September 30, 2012, the Company granted 392 RSUs with a weighted average grant date fair value of approximately $5.99 per RSU. In addition to the regular RSUs, the Company also granted 465 performance restricted stock units (“PRSUs”), which contain a market condition, with the ultimate realizable number of PRSUs dependent on relative and absolute total shareholder return over a three-year period, up to a maximum amount to be issued under the award of 175% of the original grant, or 814 PRSUs. The fair values of PRSUs granted during the nine months ended September 30, 2012 were estimated at $8.15 per PRSU using the Monte-Carlo simulation valuation model. The Company recorded $1,020 in stock-based compensation expense during the nine months ended September 30, 2012 related to equity awards granted during the period.

As of September 30, 2012, there was $221 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average remaining period of 0.5 years. As of September 30, 2012, there was $6,696 of pre-tax total unrecognized compensation cost related to non-vested RSUs and PRSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.9 years.

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

Stock-based awards to purchase 1,964 and 2,164 shares of common stock for the three and nine month periods ended September 30, 2012, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

Stock-based awards to purchase 2,136 and 2,146 shares of common stock for the three and nine month periods ended September 30, 2011, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$5,858	$1,004	$9,230	$3,332
Income (loss) from discontinued operations, net of tax	0	(27,903)	823	(27,162)

Net income (loss)	$5,858	$(26,899)	$10,053	$(23,830)

Less: Allocation to participating securities—from continuing operations	(575)	(107)	(905)	(356)
Allocation to participating securities—from discontinued operations	0	0	(81)	0

Total allocation to participating securities	(575)	(107)	(986)	(356)

Net income (loss) attributable to common stockholders—basic	5,283	(27,006)	9,067	(24,186)

Basic income (loss) per common share from:
Continuing operations	$0.13	$0.02	$0.20	$0.07
Discontinued operations	0.00	(0.69)	0.02	(0.68)

Net income (loss)	$0.13	$(0.67)	$0.22	$(0.61)

Diluted income (loss) per common share from:
Continuing operations	$0.12	$0.02	$0.20	$0.07
Discontinued operations	0.00	(0.61)	0.02	(0.59)

Net income (loss)	$0.12	$(0.59)	$0.22	$(0.52)

Weighted average common shares outstanding—basic	40,850	40,327	40,747	39,736
Plus dilutive effect of potential common shares	6,047	5,623	5,765	6,188

Weighted average common shares outstanding—diluted	46,897	45,950	46,512	45,924

6. SEGMENT INFORMATION

In 2010 and 2011, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. In January 2012, the Company divested its home healthcare services segment. As a result, the Company has classified the home healthcare services segment’s results of operations as discontinued operations for the three and nine months ended September 30, 2012 and 2011.

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Nurse and allied healthcare staffing	$166,331	$147,738	$478,832	$422,541
Locum tenens staffing	67,591	72,080	198,692	213,367
Physician permanent placement services	9,990	9,188	28,586	29,505

	$243,912	$229,006	$706,110	$665,413

Segment operating income
Nurse and allied healthcare staffing	$18,785	$15,197	$54,306	$44,736
Locum tenens staffing	6,298	6,283	16,805	17,759
Physician permanent placement services	2,201	2,142	5,797	8,470

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	27,284	23,622	76,908	70,965
Unallocated corporate overhead	8,507	7,750	22,418	25,432
Depreciation and amortization	3,435	3,921	10,682	12,479
Stock-based compensation	1,569	1,688	4,575	5,384
Interest expense, net (including loss on debt extinguishment of $9,815 for the nine months ended September 30, 2012)	3,688	7,017	22,811	18,107

Income from continuing operations before income tax	$10,085	$3,246	$16,422	$9,563

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

Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included restricted cash equivalents and investments, including investments associated with the Company’s deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of publicly traded money market funds and mutual funds for which market prices are readily available.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,604	$18,604	$0	$0
Trading securities investment	195	195	0	0

Total financial assets measured at fair value	$18,799	$18,799	$0	$0

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,015	$18,015	$0	$0
Trading securities investment	52	52	0	0

Total financial assets measured at fair value	$18,067	$18,067	$0	$0

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows that are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. There were no fair value measurements of non-financial assets and liabilities during the nine months ended September 30, 2012.

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

					$38,898

8. INCOME TAXES

The Company recorded an income tax expense of $7,192 for the nine months ended September 30, 2012 from continuing operations as compared to a tax expense of $6,231 for the same period in 2011. The Company currently estimates its annual effective income tax rate from continuing operations to be approximately 43.1% (expense) for 2012, as compared to the 64.0% effective income tax rate in 2011. The difference in effective tax rates for 2011 and the forecasted rate for 2012 is primarily due to the relationship of pre-tax income to permanent differences.

The estimated annual effective tax rate for 2012 is greater than the federal statutory rate of 35% primarily due to the following:

Federal statutory rate benefit	35.0%
State tax expense, net of federal benefit	4.7
Rate impact from provisions for uncertain tax positions	5.1
Other, net	(1.7)

Estimated annual effective income tax rate	43.1%

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

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a base rate option selected by the Company, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio (as defined in the New Credit Agreement). The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by the Company, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio. At September 30, 2012, the Company had $169,996 net of discount, outstanding under the Term Loan at a 6.0% interest rate.

The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under two prior credit agreements to which the Company was a party and to pay related transaction costs. The Revolver is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At September 30, 2012, there was $38,720 of available credit under the Revolver.

In connection with obtaining the Credit Facilities, the Company incurred $3,938 in deferred financing fees, which were capitalized and are amortized to interest expense over the term of the New Credit Agreement. In addition, the Company’s loss on debt extinguishment, before tax, included the write-off to interest expense of $8,615 of unamortized deferred financing fees and original issue discount and a $1,200 prepayment penalty associated with the repayment of the prior credit facilities.

During the second and third quarters of 2012, the Company made a quarterly principal amortization payment and voluntary prepayments on the Term Loan totaling $28,380. The $12,000 current portion of the notes payable set forth in the Company’s unaudited condensed consolidated balance sheet dated September 30, 2012 represents voluntary prepayments the Company made subsequent to September 30, 2012 through the time of filing of this Quarterly Report with the SEC. The voluntary prepayments the Company has made also satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the New Credit Agreement.

10. COMMITMENTS AND CONTINGENCIES: LEGAL

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes, in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. Staff Care appealed the EDD’s assessment, but on September 5, 2008 the Company made a payment to the EDD in the amount of $2,295 to cease the accrual of interest while the appeal was pending. On March 28, 2012, Staff Care, Inc. and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to Staff Care $2,012 of the $2,295 payment made by the Company on September 5, 2008. As a result, the Company recorded a $2,012 benefit offsetting selling, general and administrative expenses for the nine months ended September 30, 2012.

11. PREFERRED STOCK

On September 1, 2010, in connection with the NF Investors, Inc. (“NFI”) acquisition, the Company issued 5,660 shares of Preferred Stock, including shares deposited in escrow to satisfy any indemnification claims by AMN with respect to breaches of representations, warranties and covenants by NFI. On December 20, 2010, 52 shares of Preferred Stock were released from escrow to the Company, and 221 shares of Preferred Stock were released from escrow to the former NFI stockholders, under the terms of the acquisition of NFI. During the fourth quarter of 2011, 7 shares of Preferred Stock were released from escrow to the Company and during the third quarter of 2012, 990 shares of Preferred Stock were released from escrow to the former NFI stockholders, in each case under the terms of the acquisition of NFI. At September 30, 2012, 457 shares of Preferred Stock remained in escrow for potential indemnification claims. At September 30, 2012 and December 31, 2011, 4,473 and 4,758 shares of Preferred Stock were outstanding, respectively.

The Preferred Stock is entitled to receive dividends consistent with dividends payable on the Company’s common stock. In addition, each share of the Preferred Stock (i) is convertible into one share of the Company’s common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the Company’s common stock being equal to or greater than $10.00 per share (as adjusted from time to time to fully reflect changes in the Company’s capital structure) for a period of 30 consecutive trading days after December 15, 2010 and (B) September 1, 2020. From October 1, 2012 through October 31, 2012, approximately 3,258 shares of Preferred Stock were converted into the Company’s common stock. As of November 1, 2012, 1,215 shares of Preferred Stock were outstanding.

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

Overview

We are healthcare’s workforce innovator, providing a broad spectrum of workforce solutions and staffing services to the nation’s healthcare facilities. As an innovative workforce solutions partner, our managed services programs, recruitment process outsourcing, consulting services, and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the continually evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and our healthcare staffing services to cost-effectively manage their clinical workforce needs, both temporary and permanent.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.

For the three months ended September 30, 2012, we recorded revenue of $243.9 million, as compared to revenue of $229.0 million for the same period last year. For the three months ended September 30, 2012, we recorded net income of $5.9 million, as compared to a net loss of $26.9 million, which included pre-tax impairment charges of $31.2 million reported in the loss from discontinued operations, for the same period last year.

For the nine months ended September 30, 2012, we recorded revenue of $706.1 million, as compared to revenue of $665.4 million for the same period last year. We recorded net income of $10.1 million, which included a pre-tax $9.8 million loss on debt extinguishment charged to interest expense associated with the refinancing of our prior credit facilities, for the nine months ended September 30, 2012, as compared to a net loss of $23.8 million, which included pre-tax impairment charges of $31.2 million reported in the loss from discontinued operations, for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 68% and 64% of total consolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical and workforce staffing solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 28% and 32% of total consolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners with clients on a temporary basis as independent contractors. These locum tenens physicians and other professionals are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the nine months ended September 30, 2012 and 2011. Through our physician permanent placement services segment, we assist hospitals and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis under our Merritt Hawkins brand, for which we are generally paid through a blend of retained hourly, sourcing and placement fees. To a smaller degree, we also perform our services on a contingent basis, exclusively under our Kendall & Davis brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

In January 2012, we completed the sale of our home healthcare services segment. Accordingly, its results of operations are recorded as discontinued operations for the three and nine months ended September 30, 2012 and 2011.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients, clinicians and physicians. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative clinical workforce solutions offerings such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and candidate quality enhancements. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinicians and physicians, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.

Recent Trends

Demand has rebounded in the travel nurse business from its low point in 2009, but still remains well below levels experienced in 2007 through 2008. Demand has been particularly strong for specialty nurses for which there is limited supply. While our demand is spread across a broad base of clients, we continue to see more of our clients migrate to managed services program relationships, and during 2012 revenue from these contracts represent approximately one-third of our nurse and allied healthcare staffing business, a substantial increase from 1% in 2008. As a result of these managed service relationships, we have an improved ability to fill more of the demand and create operational efficiencies.

Within the allied staffing business, demand has been strong in our therapy business throughout 2012. As we enter the fourth quarter, however, we are experiencing a reduction in demand from a portion of our therapy clients due to Medicare Part B reimbursement changes. These changes impact a small portion of our therapy business. In our locum tenens staffing segment, we are seeing strong market demand in our primary care, emergency medicine and hospitalist specialties, but continue to experience weaker demand in the anesthesia and radiology specialties, which historically represented two of our largest specialties in this segment. As a result of market demand and operational changes, we are experiencing improving margins due primarily to more favorable bill rates and improved bill to pay spreads.

Throughout 2012, we have seen increased demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing those searches which has translated into revenue growth.

Critical Accounting Principles and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our 2011 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.5	72.2	71.7	72.0

Gross profit	28.5	27.8	28.3	28.0
Selling, general and administrative	21.5	21.6	21.2	22.0
Depreciation and amortization	1.4	1.7	1.5	1.9

Income from operations	5.6	4.5	5.6	4.1
Interest expense, net	1.5	3.1	3.3	2.7

Income from continuing operations before income taxes	4.1	1.4	2.3	1.4
Income tax expense	1.7	1.0	1.0	0.9

Income from continuing operations	2.4	0.4	1.3	0.5
Income (loss) from discontinued operations, net of tax	0.0	(12.2)	0.1	(4.1)
Net income (loss)	2.4%	(11.8)%	1.4%	(3.6)%

Comparison of Results for the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenue. Revenue increased 7% to $243.9 million for the three months ended September 30, 2012 from $229.0 million for the same period in 2011, primarily due to higher revenue in the nurse and allied healthcare staffing segment, partially offset by lower revenue in the locum tenens staffing segment.

Nurse and allied healthcare staffing segment revenue increased 13% to $166.3 million for the three months ended September 30, 2012 from $147.7 million for the same period in 2011. The increase was primarily attributable to an increase in the average number of temporary healthcare professionals on assignment during the three months ended September 30, 2012.

Locum tenens staffing segment revenue decreased 6% to $67.6 million for the three months ended September 30, 2012 from $72.1 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to lower bill rate specialties, partially offset by an increase in the average bill rate across most specialties.

Physician permanent placement services segment revenue increased 9% to $10.0 million for the three months ended September 30, 2012 from $9.2 million for the same period in 2011.

Cost of Revenue. Cost of revenue increased 5% to $174.3 million for the three months ended September 30, 2012 from $165.3 million for the same period in 2011. The increase was primarily due to an increase in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 13% to $122.3 million for the three months ended September 30, 2012 from $108.4 million for the same period in 2011. The increase was primarily attributable to the increase in the average number of temporary healthcare professionals on assignment during the three months ended September 30, 2012.

Locum tenens staffing segment cost of revenue decreased 9% to $48.4 million for the three months ended September 30, 2012 from $53.3 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to the lower pay rate specialties.

Physician permanent placement services segment cost of revenue remained flat at $3.6 million for both the three months ended September 30, 2012 and 2011.

Gross Profit. Gross profit increased 9% to $69.6 million for the three months ended September 30, 2012 from $63.7 million for the same period in 2011, representing gross margins of 28.5% and 27.8%, respectively. The increase in gross margin was primarily due to an increase in gross margin in the locum tenens staffing segment due to higher bill to pay spreads and a higher gross margin in the physician permanent placement segment due to a shift in revenue mix to higher margin hourly billings and placements combined with lower direct sourcing costs. Gross margin by reportable segment for the three months ended September 30, 2012 and 2011 was 26.5% and 26.6% for nurse and allied healthcare staffing, 28.4% and 26.0% for locum tenens staffing and 64.1% and 60.5% for physician permanent placement services, respectively.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses were $52.4 million, representing 21.5% of revenue, for the three months ended September 30, 2012, as compared to $49.5 million, representing 21.6% of revenue, for the same period in 2011. The increase in SG&A expenses compared to the same quarter last year was due primarily to increased spending supporting the growth in business, partially offset by the improved SG&A leverage. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Three Months Ended September 30,
	2012	2011
Nurse and allied healthcare staffing	$25,212	$24,152
Locum tenens staffing	12,890	12,471
Physician permanent placement services	4,197	3,416
Unallocated corporate overhead	8,507	7,750
Stock-based compensation	1,569	1,688

	$52,375	$49,477

Depreciation and Amortization. Amortization expense decreased 11% to $1.6 million for the three months ended September 30, 2012 from $1.8 million for the same period in 2011. Depreciation expense decreased 14% to $1.8 million for the three months ended September 30, 2012 from $2.1 million for the same period in 2011, with the decrease primarily attributable to having more fixed assets fully depreciated during the three months ended September 30, 2012.

Interest Expense, Net. Interest expense, net, was $3.7 million for the three months ended September 30, 2012 as compared to $7.0 million for the same period in 2011. The decrease in interest expense was primarily attributable to the lower interest rate in connection with the refinancing of our credit facilities as well as the lower average outstanding debt balance. The interest expense for the three months ended September 30, 2011 included $1.1 million of costs incurred in connection with the amendments to the then-existing credit facilities.

Income Tax Expense. Income tax expense from continuing operations was $4.2 million for the three months ended September 30, 2012, as compared to income tax expense from continuing operations of $2.2 million for the same period in 2011, reflecting effective income tax rates of 41.9% and 69.1% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Income Taxes.”

Income (Loss) From Discontinued Operations. We did not have any income (loss) from discontinued operations during the three months ended September 30, 2012. During the fourth quarter of 2011, we began the process to divest our home healthcare services segment and completed the sale in January 2012. We classified the home healthcare services segment as assets and liabilities held for sale as of December 31, 2011, and its results of operations as discontinued operations for the three months ended September 30, 2011. For the three months ended September 30, 2011, the loss from discontinued operations of $27.9 million included $24.5 million related to goodwill impairment and $6.7 million related to tradename impairment along with the results of the operations of the home healthcare segment during the year. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Discontinued Operations.”

Comparison of Results for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenue. Revenue increased 6% to $706.1 million for the nine months ended September 30, 2012 from $665.4 million for the same period in 2011, primarily due to higher revenue in the nurse and allied healthcare staffing segment, partially offset by lower revenue in the locum tenens staffing and physician permanent placement services segments.

Nurse and allied healthcare staffing segment revenue increased 13% to $478.8 million for the nine months ended September 30, 2012 from $422.5 million for the same period in 2011. The increase was primarily attributable to an increase in the average number of temporary healthcare professionals on assignment and an increase in bill rates during the nine months ended September 30, 2012.

Locum tenens staffing segment revenue decreased 7% to $198.7 million for the nine months ended September 30, 2012 from $213.4 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to lower bill rate specialties.

Physician permanent placement services segment revenue decreased slightly to $28.6 million for the nine months ended September 30, 2012 from $29.5 million for the same period in 2011.

Cost of Revenue. Cost of revenue increased 6% to $506.3 million for the nine months ended September 30, 2012 from $478.9 million for the same period in 2011. The increase was primarily due to an increase in the average number of temporary healthcare professionals on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 13% to $351.8 million for the nine months ended September 30, 2012 from $310.0 million for the same period in 2011. The increase was primarily attributable to the increase in the average number of temporary healthcare professionals on assignment during the nine months ended September 30, 2012 and a $1.6 million actuarial-based workers compensation benefit recorded during the nine months ended September 30, 2011.

Locum tenens staffing segment cost of revenue decreased 9% to $143.4 million for the nine months ended September 30, 2012 from $158.1 million for the same period in 2011. The decrease was primarily attributable to a decline in the number of days filled by healthcare professionals and an increasing percentage of our days filled being attributable to the lower pay rate specialties.

Physician permanent placement services segment cost of revenue increased 3% to $11.1 million for the nine months ended September 30, 2012 from $10.8 million for the same period in 2011 primarily due to increases in travel expenses and recruiter compensation.

Gross Profit. Gross profit increased 7% to $199.8 million for the nine months ended September 30, 2012 from $186.5 million for the same period in 2011, representing gross margins of 28.3% and 28.0%, respectively. The increase in gross margin was primarily due to an increase in gross margin in the locum tenens staffing segment due to higher bill to pay spreads. Gross margin by reportable segment for the nine months ended September 30, 2012 and 2011 was 26.5% and 26.6% for nurse and allied healthcare staffing, 27.8% and 25.9% for locum tenens staffing, and 61.2% and 63.4% for physician permanent placement services, respectively.

Selling, General and Administrative. SG&A expenses were $149.9 million, representing 21.2% of revenue, for the nine months ended September 30, 2012, as compared to $146.4 million, representing 22.0% of revenue, for the same period in 2011. The slight increase in SG&A expenses compared to the same period last year was due primarily to increased spending supporting the growth in business, partially offset by the absence of integration-related expenses associated with the Medfinders acquisition, improved SG&A leverage, and a refund received during the nine months ended September 30, 2012 in connection with the settlement of a prior period assessment from the California Employment Development Department. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and stock-based compensation are as follows ($ amount in thousands):

	Nine Months Ended September 30,
	2012	2011
Nurse and allied healthcare staffing	$72,698	$67,826
Locum tenens staffing	38,459	37,512
Physician permanent placement services	11,705	10,231
Unallocated corporate overhead	22,418	25,432
Stock-based compensation	4,575	5,384

	$149,855	$146,385

Depreciation and Amortization. Amortization expense decreased 6% to $5.1 million for the nine months ended September 30, 2012 from $5.4 million for the same period in 2011. Depreciation expense decreased 21% to $5.6 million for the nine months ended September 30, 2012 from $7.1 million for the same period in 2011, with the decrease primarily attributable to more fixed assets being fully depreciated during the nine months ended September 30, 2012.

Interest Expense, Net. Interest expense, net, was $22.8 million for the nine months ended September 30, 2012 as compared to $18.1 million for the same period in 2011. Interest expense for the nine months ended September 30, 2012 included an $8.6 million write-off of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty paid in connection with the refinancing of our credit facilities. The interest expense for the nine months ended September 30, 2011 included $1.1 million of costs incurred in connection with the amendments to the then-existing credit facilities.

Income Tax Expense. We recorded income tax expense from continuing operations of $7.2 million for the nine months ended September 30, 2012 as compared to $6.2 million for the same period in 2011, reflecting effective income tax rates of 43.8% and 65.2% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Income Taxes.”

Income (Loss) From Discontinued Operations. For the nine months ended September 30, 2012, the income from discontinued operations of $0.8 million included a $1.2 million gain on sale, net of tax. For the nine months ended September 30, 2011, the loss from discontinued operations of $27.2 million included $24.5 million related to goodwill impairment and $6.7 million related to tradename impairment along with the results of the operations of the home healthcare segment during the year. See additional information in “Item 1. Condensed Consolidated Financial Statements (unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Discontinued Operations.”

Liquidity and Capital Resources

In summary, for the nine months ended September 30, 2012 and 2011, our cash flows were as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$42,062	$12,799
Net cash provided by (used in) investing activities	4,218	(839)
Net cash used in financing activities	(46,354)	(9,230)

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At September 30, 2012, $170.0 million, net of discount, was outstanding under our credit facilities with $38.7 million of available credit under our revolving credit facility.

We believe that cash generated from operations and available borrowings under our existing revolving credit facility will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowings under our existing revolving credit facility, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities:

Net cash provided by operations during the nine months ended September 30, 2012 was $42.1 million, compared to $12.8 million for the same period last year. The increase in net cash provided by operations during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to better operating results and a decrease in accounts receivable as a result of strong collection efforts. Our Days Sales Outstanding (“DSO”) was 54 days at September 30, 2012. DSO was 61 days and 55 days at December 31, 2011 and September 30, 2011, respectively.

Investing Activities:

Net cash provided by investing activities during the nine months ended September 30, 2012 was $4.2 million, compared to $0.8 million net cash used in investing activities for the same period in 2011. The change was primarily related to the proceeds from the sale of the home healthcare services segment during the nine months ended September 30, 2012.

Financing Activities:

Net cash used in financing activities during the nine months ended September 30, 2012 was $46.4 million, primarily due to paying down our current debt and paying off our prior credit facilities offset with the additional borrowings under our new credit facilities. During the nine months ended September 30, 2011, cash used in financing activities was $9.2 million primarily due to paying down our then-existing debt.

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

The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under our previous credit facilities and to pay related transaction costs. In addition, during the nine months ended September 30, 2012 and prior to our entry into the New Credit Agreement, we made $9.8 million in principal payments on the prior first lien term loan credit facility. In connection with obtaining the Credit Facilities, we incurred approximately $3.9 million in deferred financing fees, which were capitalized and are amortized to interest expense over the term of the New Credit Agreement. In addition, the loss on debt extinguishment, before tax, included the write-off to interest expense of $8.6 million of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty associated with the repayment of the prior credit facilities.

During the nine months ended September 30, 2012, we made a quarterly principal amortization payment and voluntary prepayments on the Term Loan, which totaled $28.4 million. At September 30, 2012, the aggregate outstanding principal amount of the Term Loan (including both the current and long-term portions), net of discount, was $170.0 million. The $12.0 million current portion of the notes payable set forth in our unaudited condensed consolidated balance sheet dated September 30, 2012 represents voluntary prepayments we made subsequent to September 30, 2012 through the time of filing of this Quarterly Report on Form 10-Q with the SEC. The voluntary prepayments the Company has made also satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the New Credit Agreement.

At September 30, 2012, we maintained outstanding standby letters of credit totaling $29.9 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $29.9 million outstanding letters of credit, we have cash collateralized $18.6 million and the Revolver collateralizes the remaining $11.3 million. Outstanding standby letters of credit at December 31, 2011 totaled $28.4 million.

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a base rate option selected by us, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon our then-existing consolidated leverage ratio (as defined in the New Credit Agreement). At September 30, 2012, there was no amount outstanding under the Revolver. At December 31, 2011, there was $3.0 million outstanding under our prior revolving facility.

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

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We are required to adopt this guidance beginning January 1, 2013, and we do not expect the adoption will have a material effect on our consolidated financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the nine months ended September 30, 2012, our primary exposure to market risk was interest rate risk associated with our debt instruments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by us, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively. A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.5 million for the nine months ended September 30, 2012.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 5, 2012

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Name:	Susan R. Salka
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2012

/S/ BRIAN M. SCOTT
Name:	Brian M. Scott
Title:	Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)