Form 10-K
period 2012-12-31
AMN HEALTHCARE SERVICES INC
filed 2013-02-22
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 was $190,537,109 based on a closing sale price of $5.93 per share.
As of February 20, 2013, there were 45,789,744 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 24, 2013 have been incorporated by reference into Part II and Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Our Company

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, recruitment process outsourcing, consulting services, and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare settings.

Our clients utilize our workforce solutions and healthcare staffing services to manage their clinical workforce needs, both temporary and permanent, in an economically beneficial manner. Our managed services program enables healthcare organizations to increase their efficiency by managing all of their supplemental workforce needs through one company. Short- and long-term shortages in our clients’ workforce arise due to a variety of circumstances, including a lack of qualified, specialized local clinicians, attrition, leave schedules, census fluctuations, electronic medical records conversions and new unit openings. Increasingly, our clients seek innovative, proven and capable partners that provide a strategic, sophisticated and integrated clinical workforce approach that enables them to achieve high quality patient outcomes more efficiently. We believe our clients contract with us based on our value proposition of quality and service excellence, our comprehensive suite of innovative workforce solutions that reduce complexity, drive efficiency, improve patient satisfaction and outcomes and provide an economic benefit, together with our execution capabilities, our national footprint and our access to a wide network of clinicians and physicians. Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer clinical positions typically in all 50 states and in a variety of work environments and clinical settings.

We use distinct brands to market our different services to our two client bases: (1) healthcare organizations and (2) clinicians and physicians. We market our managed services solutions and travel nurse and allied recruitment services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single managed services provider with access to clinicians through multiple recruitment brands. We generally market our locum tenens and physician permanent placement services to healthcare organization clients as an AMN Healthcare company under brand names, including Staff Care® and Merritt Hawkins®. We use a multi-brand recruiting strategy to attract clinicians and physicians. Specifically, we primarily market our employment and career opportunities to healthcare professionals under the following brands: American Mobile® Healthcare, Nursefinders®, Medical ExpressSM, NurseChoice®, NursesRx®, Med Travelers®, Club Staffing®, Rx Pro Health®, O’Grady Peyton International®, Staff Care®, Linde Healthcare®, Kendall & Davis® and Merritt Hawkins®. Each brand has a distinct clinician focus, market strength and brand reputation.

Clinicians and physicians choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position. We provide our temporary clinicians and physicians with a competitive compensation and benefit package that may include housing or a housing subsidy, meals and incidentals, reimbursed travel, professional development opportunities, professional liability insurance, 401(k) plan and health insurance. We believe that we attract temporary clinicians and physicians due to our long-standing reputation for providing a high level of service, our numerous employment opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from the thousands of current and former clinicians and physicians who have worked with us.

In January 2012, we completed the sale of our home healthcare services segment to allow management to focus its full attention on, and to make additional resources available to invest in, our core business of healthcare workforce solutions and recruitment and placement of clinicians and physicians. We classified the home healthcare services segment as disposal group held for sale as of December 31, 2011, and we classified its results of operations as discontinued operations for the fiscal years ended December 31, 2012, 2011 and 2010, the three fiscal years during which we maintained a home healthcare services segment.

Competition

The healthcare recruitment and workforce solutions industry is highly competitive. We compete in national, regional and local markets for both clinicians and physicians, as well as healthcare facility clients. We believe that our value proposition is our quality and service excellence, our comprehensive suite of innovative workplace solutions that reduce complexity, drive efficiency, improve patient satisfaction and outcomes and provide an economic benefit, together with our execution capabilities, our national footprint and our access to a wide network of clinicians and physicians. When recruiting for clinicians and physicians, in addition to other recruitment and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and interim staffing pools. We compete for clinicians and physicians primarily based on customer service, recruitment and placement expertise, the quantity, diversity and quality of available assignments and placement opportunities, compensation packages and, the benefits that we provide to them while they are on assignment.

We believe that larger, national firms that offer a broad spectrum of services such as us have distinct advantages over smaller, local and regional competitors. We generally have access to a larger pool of available candidates, substantial word-of-mouth referral networks and recognizable brand names, enabling us to attract a consistent flow of new applicants. The breadth of our services also allows us to provide even greater value through a more strategic, comprehensive and integrated approach to our clients. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. We also believe a solid financial structure provides an advantage as the provision of payroll and housing services are working capital intensive. We believe a solid financial structure also provides an advantage in the recovery from general depressed economic conditions.

All of our business segments operate in highly competitive markets that are comprised of numerous competitors. The nurse and allied staffing business is highly fragmented, and we compete with a few national competitors together with numerous smaller, more local companies, particularly in the per diem business, as well as more regional competitors. We believe we are one of the largest providers of nurse and allied staffing in the United States. Similarly, the locum tenens market is highly fragmented and consists of many small- to mid-sized companies with only a relatively small number of national competitors. We believe we are one of the largest providers of locum tenens services in the United States. The physician permanent placement market is also highly fragmented and consists of many small- to mid-sized companies that do not have a national footprint. Some of our competitors in the healthcare staffing and clinical workforce managed services sectors include CHG Healthcare Services, Cross Country Healthcare, Maxim Healthcare, Jackson Healthcare, On Assignment, Parallon and MedAssets.

Demand and Supply Drivers

Demand Drivers

•
Adoption of Outsourced Workforce Solutions. Healthcare organizations are increasingly seeking sophisticated, innovative and economically beneficial workforce solutions that improve patient outcomes. According to a Staffing Industry Analysts 2011 survey of large hospital systems, large healthcare systems with managed services providers are expected to increase from 10% to 40%. With clinical labor representing half of their cost structure, hospitals appear to be accelerating their adoption of strategic outsourced workforce solutions.

•
Demographics and Advances in Medicine. We believe that the demand for both temporary and permanent clinicians and physicians will increase as the United States population ages and medical technological advances result in longer life expectancy. According to the Bureau of Labor Statistics, the number of adults age 65 or older will grow an estimated 39% between 2010 and 2020. Adults age 65 or older are three times more likely to have a hospital stay, and visit physician offices twice as often, compared with the rest of the population.

•
Physician and Nursing Shortage. Many regions of the United States are experiencing a shortage of physicians and clinicians. According to the Association of American Medical Colleges, the physician shortage is expected to grow to approximately 91,500 and 130,600 physicians in 2020 and 2025, respectively. In June 2009, Health Affairs Journal reported that the registered nurse workforce is expected to be 260,000 nurses below the projected requirements by 2025. The demand for our recruitment and placements is correlated with activity in the permanent labor market. When nurse vacancy rates increase, nurse staffing order levels typically increase as well. Factors that we believe are contributing to the current and long-term supply shortage of clinicians and physicians include:

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

—
Shortage of Medical and Nursing Schools. A shortage of qualified faculty and funding limits the availability of medical and nursing schools to prospective clinicians and physicians. Some believe that the numbers of medical and nursing schools today may be insufficient to generate the number of clinicians and physicians needed to address the current and projected shortage.

—
Clinicians Leaving Patient Care Environments for Different Career Opportunities. The U.S. Department of Health and Human Services reported that among employed nurses age 55 and older in 2008, 13% were intending to leave the nursing profession in one to three years to either retire or take a position outside of nursing, with an additional 9% that planned to leave their nursing jobs and unsure if they would remain in nursing. Clinicians’ career opportunities have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer clinicians attractive positions which involve work that may be perceived as more rewarding, and with increased compensation, less demanding work schedules and more varied career progression and opportunity.

—
Physicians Leaving Practices Due to Burdens of Malpractice Insurance and Medical Insurance Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and frustrated with claim billing requirements and paperwork. The cost of malpractice insurance is also considered a motivator for physicians to leave private practice.

•
Increased Access to Healthcare Services. Beginning in 2014, an estimated 30 million uninsured citizens are expected to gain access to health insurance upon implementation of the Patient Protection and Affordable Care Act of 2010 (“PPACA”).

Supply Drivers

•
Traditional Reasons for Clinicians and Physicians to Work on a Temporary Assignment. Temporary assignments allow clinicians and physicians to explore new areas of the United States, work at prestigious hospitals, learn new skills, manage work-life balance, earn supplemental income, build their resumes, try out different clinical settings, reduce administrative burdens, allow for a transitional period between permanent jobs and avoid unwanted workplace politics that may accompany a permanent position.

•
Word-of-Mouth Referrals. New applicants are often referred to us by other clinicians and physicians who have taken temporary assignments with or been placed in a permanent position. The growth in the number of clinicians and physicians who have worked on temporary assignments or have been placed in permanent positions, as well as growth in the number of hospital and healthcare facilities that have utilized our suite of solutions and services creates more opportunities for referrals.

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

•
Legislation Increasing Nurse Mobility. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining additional state licenses. As of December 31, 2012, twenty-four states had implemented the recognition legislation.

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

Business Strategy

We aspire to expand our position as the innovator in healthcare workforce solutions and staffing services in the United States. The following eight components comprise the key elements of our current business strategy:

•
Delivering Differentiated Value and Innovation In Healthcare Workforce Solutions. To further enhance growth in our business, diversify into new and more recurring revenue sources, and improve our competitive position in healthcare workforce solutions, we constantly explore what additional solutions we can provide to better serve our clients’ workforce needs, including offering managed services programs, recruitment process outsourcing, and consulting services. In 2012, our managed services program offering was awarded Peer Reviewed Designation by Healthcare Financial Management Association. We continue to look at expansion into other service offerings primarily through internal development. When considering any such expansion we analyze the following key criteria: (1) the needs of our customers; (2) alignment with our core expertise of recruitment, credentialing, and access to clinical labor; (3) strengthening and broadening of our client relationships; (4) reduction in exposure to economic cycles; and (5) enhancement of our long-term sustainable, differentiated business model.

•
Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients, while also developing new relationships. We believe many hospitals and healthcare facilities seek to fulfill their human capital needs through a strong business partner who can provide comprehensive workforce solutions, including the development of innovative strategies that are economically beneficial such as managed service programs and recruitment process outsourcing. For example, over the past few years, hospitals and healthcare facilities have shown an interest in working with fewer vendors in order to improve efficiency and in anticipation of reimbursement changes. We believe that our execution capabilities and value proposition centered on quality, service excellence and a suite of solutions that reduce complexity, drive efficiency and improve patient satisfaction and outcomes position us well to serve our clients needs today and in the future.

•
Expanding Our Network of Qualified Healthcare Professionals. Through our recruiting efforts, we continue to expand our network of qualified clinicians and physicians and our breadth of specialties. We continue to build our supply of clinicians and physicians through referrals from clinicians and physicians who are currently working or have been placed by us in the past, as well as through traditional advertising, internet job boards and social media sources. We are also making investments in innovative online recruitment and mobile technologies to further increase the efficiency and effectiveness of our strategies to attract quality clinicians and physicians.

•
Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base. We seek to increase our operational effectiveness, efficiency, scalability and agility through expansion of the service lines that we provide to each of our hospital and healthcare facility clients, growth in our innovative workforce solutions offerings, the leveraging of our proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. At the same time, we continue to invest in our innovative workforce solutions and new candidate recruitment initiatives to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.

•
Investing in Initiatives and Technology Infrastructure. We continue to invest in our technology infrastructure to help ensure we are effectively meeting the demands of our clients and our clinicians and physicians.

•
Providing Innovative Technology. We continue to be an innovation leader in healthcare workforce solutions by providing online services and tools to both our hospital and healthcare facility clients and our healthcare professionals. Through our SingleSource® technology, we provide online resources for hospital and healthcare facility clients to streamline their communications and process flow to secure and manage staffing services. Another online resource, The Service Connection, provides our clinicians the ability to track assignment information and complete key forms electronically. Both sites offer secure access and self-service features twenty-four hours a day, seven days a week.

•
Building the Strongest Team to Optimize Our Business Model. We continue to focus on training and professional development for all levels of management and staff and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients. As an employer-of-choice, our differentiated employment value proposition is focused on fostering a values-driven culture, leader and co-worker quality, development and career opportunities, and a collegial work environment. During 2012, we were listed in Achievers 50 Most Engaged Workplaces™ in the United States. This annual award recognizes top employers that display leadership and innovation to engage their employees.

•
Capitalizing on Strategic Acquisitions. To enhance our competitive position, we selectively explore strategic acquisitions, subject to credit availability or access to the capital markets. In the period following acquisitions, we have sought to achieve the anticipated cost and revenue synergies of the combinations, leverage our client relationships and orders across our divisions, integrate back-office functions and, where appropriate, maintain brand differentiation in the recruitment of clinicians and physicians.

Business Overview

Services Provided

Nurse and Allied Healthcare Staffing Segment

Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including (1) a comprehensive managed services workforce solution in which we can manage all of the contingent needs for a client; (2) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs; and (3) more traditional staffing service solutions of local, short- and long-term assignment lengths. We set forth our nurse and allied healthcare staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r).”

Nurses. We provide a wide range of nurse specialties and disciplines, most of whom are registered nurses, for temporary assignments throughout the United States (we receive a de minimis amount of revenue from outside the United States). Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. We also offer a shorter-term staffing solution of four to eight weeks under our NurseChoice® brand to address hospitals’ urgent need for registered nurses. NurseChoice is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. Additionally, NurseChoice provides clinicians for hospitals and health systems undergoing electronic medical record (EMR) technology implementations pursuant to grants available to healthcare facilities under the federal Health Information Technology for Economic and Clinical Health Act. We also offer local staffing. Local staffing involves the placement of locally based healthcare professionals on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours notice of their local staffing assignments, which require a turnaround from their staffing agencies of generally less than 24 hours. Nurses comprised approximately 83% of total nurse and allied temporary healthcare professionals working for us in 2012.

Allied Health Professionals. We provide allied health professionals under brands that include Med Travelers®, Club Staffing® and Rx Pro Health® to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprised approximately 17% of the total nurse and allied temporary healthcare professionals working for us in 2012.

Locum Tenens Staffing Segment

Under our Staff Care® and Linde Healthcare® brands, we place as independent contractors physicians of all specialties, certified registered nurse anesthetists, nurse practitioners, physician assistants and dentists on a temporary, or “locum tenens,” basis with all types of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions, and managed care entities. We recruit these professionals nationwide and typically place them on multi-week contracts with assignment lengths ranging from a few days up to one year. We set forth our locum tenens staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r).”

Physician Permanent Placement Services Segment

We provide physician permanent placement services under our Merritt Hawkins® and Kendall & Davis® brands to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we perform the vast majority of our services on a retained basis, through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery. We set forth our physician permanent placement services segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r).”

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer clinicians and physicians placement opportunities and provide staffing solutions to our clients throughout the United States. We typically generate revenue in all 50 states. During 2012, the largest percentages of our revenue were concentrated in California, Texas, New York, North Carolina and Maryland.

The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients include Kaiser Foundation Hospitals, New York Presbyterian Health System, Georgetown University Hospital, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, The University of Chicago Hospitals and Mayo Health System. No single client healthcare system comprised more than 10% of consolidated revenue and no single client facility comprised more than 3% of consolidated revenue for the year ended December 31, 2012. Our success in winning managed services contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. The dynamics could lead to a greater client concentration than that which we have historically experienced.

Our Business Model

We have developed and continually refine our business model to achieve greater levels of productivity and service delivery efficiency. We seek to optimize the communication with, and service to, our clinicians and physicians and our clients.

Marketing and Recruitment of New Clinicians and Physicians

We believe that we attract clinicians and physicians because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments that provide the opportunity to work at numerous attractive locations throughout the United States. We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of healthcare professionals, while still leveraging operational efficiencies.

In our effort to attract and retain highly qualified clinicians and physicians, we offer a variety of benefits to them. These benefits may include housing or a housing subsidy, meals and incidentals, reimbursed travel, competitive compensation, professional development opportunities, professional liability insurance, 401(k) plan and health insurance.

Screening, Licensing and Quality Management

Through our quality service departments, we screen all of our temporary clinicians prior to placement. Additionally, our processes enable us to assist with licensing and privileging for our physicians placed on assignments. We continue to evaluate our healthcare professionals after we place them to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. We design our internal processes to ensure that our clinicians and physicians have the appropriate experience, credentials and skills for the assignments they accept. Our experience has shown us that well-matched placements result in more satisfied clinicians and physicians and healthcare facility clients.

Placement

Through our nurse and allied healthcare staffing segment, we provide acute-care systems as well as other healthcare facilities with a range of clinical workforce management and staffing solutions. These offerings include a comprehensive managed services workforce solution in which we can manage all of the temporary staffing needs for a client, a recruitment process outsourcing service that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs and more traditional staffing service solutions of local, short- and long-term assignment lengths. Under our national sales approach, staffing orders are generally entered into our placement systems by our account managers and are available to the recruiters at all of our recruitment brands. The account managers develop a relationship with the client's staffing managers, arrange telephone interviews between the temporary clinician or physician and the hiring authority, and confirm offers and placements with the healthcare facility. At the same time, our recruiters seek to develop and maintain strong and lasting relationships with our clinicians and physicians.

Our locum tenens staffing and physician permanent placement segments generate nationwide orders for both temporary physicians and permanent physician placement. Our national customer base enables us to provide physicians with a variety of attractive locations and opportunities for career enhancement. Our recruiters utilize our extensive database, our proven processes, and proprietary information systems to fill permanent physician orders and schedule temporary physician assignments. We leverage our name recognition and breadth of recruitment services to meet the short- and long-term needs of our customers with the best qualified candidates in the marketplace.

Client Billing

We bill our clients for the temporary clinicians and physicians on assignment based on hours and days worked. The clinician is our employee for payroll and benefits purposes and the locum tenens is an independent contractor, typically paid directly by us on behalf of our clients. We bill our clients at an hourly or daily rate that effectively includes reimbursement for recruitment fees, compensation and, for temporary clinicians who are our employees, any benefits and any applicable employer taxes. Housing, travel expenses, and meals and incidentals, if applicable, are either included in the hourly/daily rate or billed separately. We typically bill overtime, shift differential and holiday hours worked at a premium rate. In turn, we pay the clinician's or physician's compensation, housing, travel costs, and meals and incidentals costs, if applicable, and any other benefits under a contractual arrangement with them.

For our physician permanent placement services, we typically bill clients for a search initiation fee, hours worked and expenses on the search engagement and a non-refundable placement fee once the placement occurs.

Information Systems

Our management information and communications systems, including our financial reporting systems, are primarily centralized and controlled in our corporate headquarters in San Diego, California, with additional front-office systems for our physician, local staffing and managed services program businesses centralized and controlled at our offices in Irving, Texas. We have developed and currently operate proprietary information systems that include integrated processes for clinicians and physicians and healthcare facility contract and billing terms management, matching of clinicians and physicians with client assignments, clinicians and physicians file submissions for placements, quality management tracking and managing compensation packages. These systems provide our staff with detailed information regarding individual clinicians and hospital and other clients. We use commercial package systems for our corporate back-office functions. In addition, we maintain a backup data center to assist us in providing continued system operations in case of a major disaster or system outage. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.
Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We regularly analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately and adjust our sales and operational approach to these areas. We have also developed educational materials for distribution to our employed clinicians to address specific work-injury risks and documentation of clinical events.

In addition to our proactive measures, we engage in a review process for incidents involving our clinicians and physicians. Upon notification of a clinician's or physician’s involvement in an incident that may result in liability for us, we review his or her actions and make a prompt determination regarding whether he or she will continue the assignment and whether we will place him or her on future assignments. We also rely on our hospital and healthcare facility clients' assessment, national database information and the state professional associations’ investigation of incidents involving our clinicians and physicians in determining continued and future assignments.

Regulation
The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. We provide services to our clients on a contract basis and receive payment directly from them. Accordingly, Medicare, Medicaid and managed care reimbursement policies do not affect us directly, though reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect our business. We continuously monitor legislation and regulatory changes for their potential affect on our business.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel who provide healthcare services at hospitals and other healthcare facilities. We believe we are currently licensed in all states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse and allied healthcare staffing divisions, as well as one of our locum tenens companies, Staff Care, Inc., and several of our local staffing offices have all received Joint Commission certification based on a review of our compliance with national standards. AMN Healthcare has also obtained its Credentials Verification Organization certification from the National Committee for Quality Assurance.

Most of the clinicians and physicians that we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We believe we take appropriate and reasonable steps to validate that our clinicians and physicians possess all necessary licenses and certifications.

Employees

As of December 31, 2012, we had approximately 1,700 corporate employees. During the fourth quarter of 2012, we had an average of 6,075 nurses, allied and other clinical healthcare professionals contracted to work for us. This does not include our locum tenens clinicians and physicians, all of whom are independent contractors and not employees.

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

Demand for staffing services is sensitive to changes in economic activity. As economic activity slows, hospitals and other healthcare entities typically experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, which results in decreased demand for our services. In times of economic downturn and high unemployment rates, permanent full time and part time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary clinicians and physicians also impair our ability to recruit and place them both on a temporary and permanent basis.

Many healthcare facilities utilize temporary clinicians and physicians to accommodate an increase in hospital admissions. Alternatively, when hospital admissions decrease, due to reduced consumer spending affecting elective surgery volume, general unemployment causing an increase in under- and uninsured patients and other factors, the demand for our temporary clinicians and physicians typically declines. This may have an even greater negative impact on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience more competitive pricing pressure during periods of decreased patient occupancy and hospital admissions, negatively affecting our revenue and profitability.
During challenging economic times, our clients, in particular our clients that rely on state government funding, may face issues gaining access to sufficient credit, which could result in an impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, we may increase our allowance for doubtful accounts and our days sales outstanding would be negatively affected. If the economy or markets in which we operate deteriorate, we may record additional charges related to restructuring costs and the impairment of goodwill and other long-lived assets, and our business, financial condition and results of operations will likely be materially and adversely affected.

Our business depends upon our ability to maintain our clients and secure new ones and to fill new and profitable orders and searches for our clients because we generally do not have long-term, exclusive or guaranteed contracts.

We increasingly provide managed services programs for clinical staff with our hospital clients that are generally multi-year, exclusive contracts. Outside of our managed services program offering, we generally do not have long-term, exclusive or guaranteed order contracts for our recruitment and placement services with our clients. Our hospital, healthcare facility and physician practice group clients are generally free to award contracts, place orders and new searches with our competitors. Therefore, we must maintain positive relationships with these clients to continually secure new profitable searches and orders from them and then fill those needs.

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

We extend credit and payment terms to our clients. In addition to ongoing credit evaluations of our clients’ financial condition, we traditionally seek to mitigate our credit risk by managing client concentration. We have seen an increase in our clients’ use of intermediaries such as vendor management service companies and group purchasing organizations as well as consolidation of healthcare systems, which may provide these organizations enhanced bargaining power. At the same time, our own success in winning managed services contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. These dynamics could lead to a greater concentration of buyers of healthcare staffing services and less diversification of our customer base, which could negatively affect pricing for our services and our ability to mitigate credit risk.

If we are unable to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, and clients needs, our revenues, results of operations and cash flows may be negatively affected.

The settings for the delivery of patient services continually evolve and implicate alternative modes of healthcare delivery, such as telemedicine. Government mandates, third-party reimbursements and the public’s adoption and demand for such new modes of healthcare delivery may negatively affect our clients’ demand for our services, which, in turn, could negatively affect our revenues, results of operations and cash flows.

Our success depends upon our ability to quickly adapt to changing marketplace conditions and client needs. The success of new service lines and business models will depend on many factors, including our ability to properly anticipate and satisfy client needs, quickly come into compliance with new federal or state regulations, and differentiate our services and abilities from those of our competitors. Moreover, our competition may respond more quickly to new or emerging client needs and marketplace conditions. The development of these service lines and business models requires close attention to emerging trends and proposed federal and state legislation related to the healthcare service industry. If we are unable to anticipate changing marketplace conditions, adapt our current business model to adequately meet changing conditions in the healthcare service industry and develop and successfully implement innovative services, we may not remain competitive.

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

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, costs and payment for services and payment for referrals. We provide workforce solutions and services on a contract basis to our clients, who pay us directly. Accordingly, Medicare, Medicaid and managed care reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments, which would negatively affect the demand and the prices for our services. In addition, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with the laws and regulations, which may negatively affect our profitability.

A significant portion of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders, and the profitability of these contracts and orders, may be affected by government legislation, regulation or policy. Additionally, in providing services to state and federal government clients and to clients who participate in state and federal programs, we are also subject to specific laws and regulations, which government agencies have broad latitude to enforce. If we were to be excluded from participation in these programs or should there be regulatory or policy changes or modification of application of existing regulations, it would likely materially adversely affect our business and our consolidated operating results, financial condition and cash flows.
The success of our business depends on our ability to quickly and efficiently obtain licenses and privileges for our clinicians and physicians in the various jurisdictions and settings in which we operate. The costs to comply and obtain the necessary licensure may impact the revenues and profitability of our business.

We are also subject to certain laws and regulations applicable to recruitment and placement agencies. Like all employers, we must also comply with various laws and regulations relating to employment and pay practices. There is a risk that we could be subject to payment of additional wages, insurance and employment and payroll related taxes. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. These laws and regulations may also impede our ability to grow the size and profitability of our operations.

Legislation regarding the current delivery and third party payor system for healthcare may have significant and unforeseeable affects on our business.

The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act. The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health & Human Services, and the states.
Beginning in 2014, a number of key provisions of the Act take effect including, the establishment of state insurance exchanges (“Exchanges”), insurance market reforms, “pay or play” penalties on large employers and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third party administrators. Collectively, these items have the potential to significantly change the insurance marketplace and how employers provide insurance to employees.
In 2013, we intend to conduct an extensive evaluation to determine the impact of the Act on our benefit plans for our corporate, travel and local staff employees and our future benefits offerings. In future periods, the changes may result in increased costs to us. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase our prices to offset any associated potential increased costs.
The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely affect our profitability.

We treat physicians and certain advanced practitioners, such as certified nurse anesthetists, nurse practitioners and physician assistants, as independent contractors. Federal or state taxing authorities may take the position that such professionals are employees exposing us to additional wage and insurance claims, and employment and payroll-related taxes. A reclassification of our locum tenens clinicians and physicians to employees from independent contractors could result in liability that would have a significant negative impact on the profitability of the period in which assessed, and would require changes to our payroll and related business processes, which could be costly. In addition, many states have laws that prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians were classified as employees in states that prohibit the corporate practice of medicine, we may be prohibited from conducting our locum tenens business in those states under our current business model, which may have a substantial negative effect on our revenues, results of operations and profitability.
Medical malpractice, violation of employment and wage regulations and other claims asserted against us could subject us to substantial liabilities.

We, along with our clients, clinicians and physicians are subject to investigations, claims and legal actions alleging malpractice or related legal theories. At times, plaintiffs name us in these lawsuits and actions regardless of our contractual obligations, the competency of the clinicians and physicians, the standard of care provided by the clinicians and physicians, the quality of service that we provided or our actions. In certain instances, we are contractually required to indemnify our clients against some or all of these potential legal actions. Additionally, we may be subject to various employment claims, including wage and hour claims, by our corporate employees, clinicians and physicians. We are also subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged.

We maintain various types of insurance coverage, including professional liability and employment practices, through insurance carriers, and/or we self-insure for these claims through accruals for retention reserves. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees, clinicians and physicians in the future. We may also experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our clients, thereby reducing our profitability. Additionally, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

We are also subject to exam from various federal and state taxation authorities from time to time and an unforeseen negative outcome from such an exam could have a negative impact on the Company's financial position, results of operations and cash flow.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to implement new operating and back office systems may adversely affect our operating results and ability to manage our business effectively.

We have technology, operations and human capital infrastructures to support our existing business. We must continue to invest in these infrastructures including implementing new operating and back office systems to support our growth, and if we are unable to do so, it may impede our growth. Additionally, implementing new systems is costly and involves risks inherent in the conversion to a new computer system, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively.

Technology disruptions and obsolescence may negatively affect our business operations.

Our ability to deliver services to our clients and to manage our internal systems depends largely upon our access to and the performance of our management information and communications systems, including our client- and clinician-facing self-service websites. These systems also maintain accounting and financial information, upon which we depend to fulfill our financial reporting obligations. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters, or service interruptions. Additionally, these systems are subject to other non-environmental risks, including technological obsolescence and lack of strategic alignment with our evolving business. If our systems do not adequately support our operations, are damaged or disrupted or if we are required to incur significant additional costs to replace, repair, maintain or expand them, it may adversely affect our business operations and our profitability.

If we do not continue to recruit and retain sufficient quality clinicians and physicians at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.

We rely significantly on our ability to recruit and retain a sufficient number of clinicians and physicians who possess the skills, experience and licenses necessary to meet the requirements of our clients. We compete with healthcare staffing companies, recruitment and placement agencies and with hospitals, healthcare facilities and physician practice groups to attract clinicians and physicians based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business, but particularly in the permanent physician staffing business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our clients.

Currently, there is a shortage of certain qualified clinicians and physicians in the United States. High general unemployment levels may reduce the number of clinicians and physicians willing to take on temporary assignments as opposed to permanent positions, a tendency that may continue and lag a general economic recovery. We may be unable to continue to maintain or increase the number of temporary and permanent clinicians and physicians that we recruit, decreasing the potential for growth of our business. Our ability to recruit and retain temporary and permanent clinicians and physicians depends on several factors, including our ability to provide our clinicians and physicians with assignments and placements that they view as attractive and to provide competitive compensation packages and fees. The costs of attracting clinicians and physicians and providing them with attractive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent clinicians and physicians, our service execution may deteriorate and, as a result, we could lose clients.

The inability to properly screen and match quality clinicians and physicians with suitable placements may negatively affect demand for our services.

Our success depends on the quality of our clinicians and physicians. A quality or licensure issue could adversely affect our business, client demand for our services, and potential for growth for us and our sector. An inability to properly screen, match, and monitor clinicians and physicians for acceptable credentials, experience, and performance may cause clients to lose confidence in our services, which may damage our reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. Our ability to ensure the quality of our clinicians and physicians relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent operational employees that screen and match clinicians and physicians in suitable placements.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and operations team members.

Our success is dependent upon the performance of our sales and operations team members. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of our team members. Competition for qualified sales team members in the line of business in which we operate is strong, and we may not be able to retain some of our sales team members after we have expended the time and expense to recruit and train them.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2014, which is renewable on an annual basis. Other senior members of the team are employees at will with standard severance agreements. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
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

We maintain accruals for self-insured retentions for professional liability, health insurance, workers compensation and other employment practices related matters on our balance sheet. A significant increase to these self-insured retention accruals may decrease our earnings. We determine the adequacy of our self-insured retention accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third party administrators, and actuarial firms, tax advisors as well as industry experience and trends. If such information collectively indicates that our accruals are overstated or understated, we reduce or provide for additional accruals, as appropriate.

In addition, we maintain an uncertain income tax liability related to certain income tax positions that we have taken. As of December 31, 2012, the uncertain income tax liability including interest and penalties was $24.6 million. Adjustments in the amount or nature of accruals for tax matters may negatively impact our financial results and cash flow if there are payments to governmental agencies associated with these tax positions.

Our level of indebtedness could adversely affect our future financial condition.

We are party to a credit agreement, which contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock. As of December 31, 2012, our term loans outstanding, including the current portion, equaled $158.2 million, net of discount.

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
Our ability to service our indebtedness will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Additionally, if we are not in compliance with the covenants in our credit agreement, we would be in default, and the lenders could call the debt, which would have a material adverse affect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2012 together with our business segments that utilize them:

Location	Square Feet (1)
San Diego, California (corporate headquarters)	175,672
Irving, Texas (all segments)	93,400
St. Louis, Missouri (locum tenens and physician permanent placement segments)	16,551
Arlington, Texas (nurse and allied healthcare staffing segment)	25,819

(1)	Represents the total leased space excluding sub-leased space.

Item 3.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. The most significant matter of which we are currently the defendant is a class action related to wage and hour claims, in which we have accrued an immaterial amount for potential losses at December 31, 2012. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The range of possible losses for such matters cannot be reasonably estimated at this stage and could differ materially from amounts already accrued by us. We currently are not aware of any other pending or threatened litigation that we believe is reasonably possible to have a material adverse effect on our results of operations, financial position or liquidity.

Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our clinicians and physicians. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification claims under our contracts with such clients relating to these matters.

See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12(a), Commitments and Contingencies—Legal.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AHS.” The last reported sale of our common stock on February 20, 2013 on the New York Stock Exchange was $12.40 per share. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2012
First Quarter	$6.35	$3.86
Second Quarter	$7.68	$5.45
Third Quarter	$10.07	$5.50
Fourth Quarter	$12.17	$9.49
Year Ended December 31, 2011
First Quarter	$8.66	$5.75
Second Quarter	$9.33	$7.55
Third Quarter	$8.75	$3.98
Fourth Quarter	$5.27	$3.60

During the quarter ended December 31, 2012, neither we nor any "affiliated purchaser" on our behalf repurchased any shares of our common stock.

As of February 19, 2013, there were 37 shareholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one shareholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, we are unable to estimate the total number of stockholders we have.

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

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Part III, Item 12 entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" set forth below.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
     The graph below compares the total stockholder return on our common stock with the total stockholder return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2007 in our common stock, the stocks comprising the NYSE Market Index, and the stocks comprising the BTEA.

	12/07	12/08	12/09	12/10	12/11	12/12
AMN Healthcare Services, Inc.	100.00	49.27	52.77	35.76	25.80	67.27
NYSE Composite	100.00	60.74	77.92	88.36	84.96	98.55
BTEA	100.00	61.65	94.09	113.32	74.55	84.28

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data at December 31, 2012 and 2011 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data at December 31, 2010, 2009 and 2008 from audited financial statements of ours that do not appear herein.

We completed our acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, on September 1, 2010. Accordingly, the consolidated statement of operations for the year ended December 31, 2010 only includes the result of operations of NFI since the date of acquisition.

During the fourth quarter of 2011, we decided to divest our home healthcare services segment. Accordingly, we classify the home healthcare services segment as a disposal group held for sale as of December 31, 2011 and its results of operations as discontinued operations for the years ended December 31, 2012, 2011 and 2010, the only three years in which we maintained a home healthcare services segment. We completed the sale of this segment in January 2012.

	Fiscal Years Ended December 31,
	2012	2011	2010	2009	2008
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$953,951	$887,466	$669,912	$759,790	$1,217,200
Cost of revenue	683,554	638,147	485,550	555,369	900,211
Gross profit	270,397	249,319	184,362	204,421	316,989
Operating expenses:
Selling, general and administrative	202,904	195,348	162,543	157,241	230,656
Depreciation and amortization	14,151	16,324	14,764	13,812	14,439
Impairment and restructuring charges	—	—	50,832	186,977	—
Total operating expenses	217,055	211,672	228,139	358,030	245,095
Income (loss) from operations	53,342	37,647	(43,777)	(153,609)	71,894
Interest expense, net	26,019	23,727	19,762	11,955	10,690
Income (loss) from continuing operations before income taxes	27,323	13,920	(63,539)	(165,564)	61,204
Income tax expense (benefit)	11,010	8,904	(10,787)	(43,387)	26,847
Income (loss) from continuing operations	16,313	5,016	(52,752)	(122,177)	34,357
Income (loss) from discontinued operations, net of tax	823	(31,281)	761	—	—
Net income (loss)	$17,136	$(26,265)	$(51,991)	$(122,177)	$34,357
Basic income (loss) per common share from:
Continuing operations	$0.36	$0.12	$(1.51)	$(3.75)	$1.03
Discontinued operations	0.02	(0.78)	0.02	—	—
Net income (loss)	$0.38	$(0.66)	$(1.49)	$(3.75)	$1.03
Diluted income (loss) per common share from:
Continuing operations	$0.35	$0.11	$(1.51)	$(3.75)	$1.02
Discontinued operations	0.02	(0.68)	0.02	—	—
Net income (loss)	$0.37	$(0.57)	$(1.49)	$(3.75)	$1.02
Weighted average common shares outstanding:
Basic	41,632	39,913	34,840	32,615	33,375
Diluted	46,709	45,951	34,840	32,615	33,811

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,681	$3,962	$1,883	$27,053	$11,316
Total assets	517,386	535,631	562,110	389,004	642,817
Total notes payable, including current portion and discount	158,178	202,323	214,686	105,621	114,816
Total stockholders’ equity	182,111	135,659	153,455	170,844	284,133

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
Overview

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, recruitment process outsourcing, consulting services, and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and healthcare staffing services to manage their temporary and permanent clinical workforce needs in an economically beneficial manner. Our managed services program enables healthcare organizations to increase their efficiency by managing all of their clinical supplemental workforce needs through one company.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the year ended December 31, 2012, we recorded revenue of $954.0 million, as compared to revenue of $887.5 million for 2011. We recorded net income of $17.1 million, as compared to a net loss of $(26.3) million for 2011, which included pre-tax impairment charges of $38.9 million reported in the loss from discontinued operations for the year ended December 31, 2011.

Nurse and allied healthcare staffing segment revenues comprised 69% and 64% of total consolidated revenues for the years ended December 31, 2012 and 2011, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenues comprised 27% and 31% of total consolidated revenues for the years ended December 31, 2012 and 2011, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and other locum tenens clinicians are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenues comprised 4% and 5% of total consolidated revenues for the years ended December 31, 2012 and 2011, respectively. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt

Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

During the fourth quarter of 2011, we decided to divest our home healthcare services segment. Accordingly, we classified the home healthcare services segment as a disposal group held for sale as of December 31, 2011 and its results of operations as discontinued operations for the years ended December 31, 2012, 2011 and 2010. We completed the sale of this segment in January 2012.

Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients, clinicians and physicians. To accomplish this, we have broadened our service offerings beyond our traditional core travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as managed services programs and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and candidate quality enhancements. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinicians and physicians, while providing a more recurring stream of revenues that reduces our exposure to economic cycle risk. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.
Recent Trends

Demand has rebounded in the travel nurse business from its low point in 2009, but still remains well below levels experienced in 2007 through 2008. Demand has been particularly strong for specialty nurses for which there is limited supply. While our demand is spread across a broad base of clients, we continue to see more of our clients migrate to managed services program relationships, and during 2012, revenue from these contracts represent approximately one-third of our nurse and allied healthcare staffing business, a substantial increase from 1% in 2008. As a result of these managed services relationships, we have an improved ability to fill more of the demand and create operational efficiencies. Early in 2013, we are continuing to experience growth in demand.

Within the allied staffing business, demand was strong in our therapy business throughout the first three quarters of 2012. Since the fourth quarter, however, we are experiencing a significant reduction in demand due to a variety of legislative changes in Medicare reimbursement. Our managed services program clients as well as our ability to shift our sales resources to other specialties have mitigated the financial impact of the reduced demand.

In our locum tenens staffing segment, we are seeing strong market demand in our primary care and hospitalist specialties, but continue to experience weaker demand in the anesthesia and radiology specialties, which historically represented two of our largest specialties in this segment. As a result of market demand and operational changes, we are experiencing improving margins due primarily to more favorable bill rates and improved bill to pay spreads, but our volume and margins continue to lag that of the sector.

Throughout 2012, we saw increased demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing those searches, which has translated into revenue growth.

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

Goodwill and Indefinite-lived Intangible Assets

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analysis to assess the recoverability of the goodwill and indefinite-lived intangible assets. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.
During the third quarter of 2010, due to the decline in our market capitalization resulting in such market capitalization being below our book equity value, we performed interim impairment testing at the reporting unit level as of August 31, 2010, prior to the acquisition of NFI, and completed the valuation during the fourth quarter of 2010. As a result, we recognized a pre-tax goodwill impairment charge of $41.9 million in 2010. In addition, we recognized a pre-tax impairment charge of $8.6 million and $0.3 million related to certain indefinite-lived intangibles in the locum tenens staffing segment and the physician permanent placement services segment, respectively. We also performed annual impairment test at October 31, 2010 and determined there was no further impairment of goodwill and indefinite lived tradenames and trademarks.
We experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, we lowered our projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit with the reporting unit’s carrying amount, including goodwill. We determined the fair value of the reporting unit using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill based on a number of factors, including the implied discount rate, with the carrying amount of that goodwill. During the third quarter of 2011, we completed the first step of our goodwill impairment testing, which indicated that the fair value of our home healthcare services reporting unit was lower than its respective carrying value. The decrease in value was due to lower projected near-term growth rates in the home healthcare industry, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a preliminary pre-tax goodwill impairment charge of approximately $24.5 million during the third quarter of 2011, which represented management’s best estimate of the goodwill impairment based on the fair value analysis completed to date. During the fourth quarter of 2011, we finalized the interim valuation of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of goodwill and determined there was no further impairment of goodwill at that time. We included the goodwill impairment charges in loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011. During the fourth quarter of 2011, we performed our annual impairment test as of October 31, 2011 and determined there was no impairment of our goodwill. In addition, during the third quarter of 2011, as a result of lowering our projected near-term growth rate in the home healthcare services segment, we recorded a preliminary pre-tax impairment charge of $6.7 million, which related to an indefinite-lived intangible asset shared by the nurse staffing reporting unit and home healthcare services reporting unit. During the fourth quarter of 2011, we performed our annual impairment testing and recorded an additional impairment charge of $7.7 million as a result of the January 2012 sale of the home healthcare business, which further impaired the above indefinite-lived asset. We included the intangible asset charges in loss from discontinued operations on the consolidated statement of operations for the year ended December 31, 2011.
We performed the annual impairment test at October 31, 2012 and determined there was no impairment of goodwill. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of at least 22% would be required before any reporting unit would have a carrying value in excess of its fair value. However, changes in our estimates, such as forecasted cash flows and discount rates, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our physician permanent placement reporting unit. The fair values of our nurse staffing reporting unit, allied healthcare staffing reporting unit and locum tenens staffing reporting unit significantly exceeded their respective book values. However, the calculated fair value of our physician permanent placement services reporting unit exceeded its respective carrying value by a narrower margin. No events or circumstances have occurred subsequent to October 31, 2012 that indicate that further impairment may have occurred.
We performed the annual impairment testing at October 31, 2012 and determined there was no impairment of indefinite-lived intangible assets. The calculated fair value of a tradename related to the locum tenens staffing segment exceeded its respective carrying value of $51 million by a narrow margin of 12%. Changes in our estimates, such as revenue growth rates and discount rate, would affect the estimated fair value of our tradename related to the locum tenens staffing segment and could have resulted in an impairment charge. All other tradenames have the calculated fair value significantly exceeding their respective book values. No events or circumstances have occurred subsequent to October 31, 2012 that indicate that further impairment may have occurred.
Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our long-lived intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that long-lived intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. We have analyzed our amortizable long-lived assets for impairment and determined that there is no impairment for the years ended December 31, 2012 and 2011.

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

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits that we include in accounts payable and accrued expenses and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as by analyzing independent actuarial studies. We obtain actuarial studies on a semi-annual basis that use our historical claims data and industry data to assist us in determining the appropriate reserves.

In November 2012, we established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within our nurse and allied healthcare staffing segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. We maintain excess insurance coverage for losses above the per occurrence retention.

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
Self-Insured Health Benefit Claims Reserve

We maintain an accrual for self-insured health benefits we provide to our corporate employees and certain clinicians, which we include in accrued compensation and benefits in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends related to both health insurance claims and payments, information provided to us by our insurance broker and third party administrator, and industry experience and trends. If such information indicates that our accruals are overstated or understated, we reduce or provide for additional accruals. Our accrual is based on (i) a monthly average of our actual historical health insurance claim amounts and (ii) the average period of time from the date the claim is incurred to the date that it is reported to us and paid. We believe this is the best estimate of the amount of incurred, but not reported, self-insured health benefit claims at year-end. Historically, our accrual for health insurance has fluctuated with increases or decreases in the average number of plan participants, changes in our claims experience and changes in the reporting and payment processing time for claims.

Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. We recognize revenue when earned and realizable. We have entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, we use our temporary clinicians along with those of third party subcontractors to fulfill customer orders. If we use subcontractors, we record revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee we charge for our managed services programs. We generally pay the subcontractor after we receive payment from the customer. We included payables to subcontractors in accounts payable and accrued expenses in the consolidated balance sheets.

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

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. The most significant matter of which we are currently the defendant is a class action related to wage and hour claims, in which we have accrued an immaterial amount for potential losses at December 31, 2012. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The range of possible losses for such matters cannot be reasonably estimated at this stage and could differ materially from amounts already accrued by us. We currently are not aware of any other pending or threatened litigation that we believe is reasonably possible to have a material adverse effect on our results of operations, financial position or liquidity.
Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our clinicians and physicians. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters.
Staff Care, Inc., an indirect wholly-owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. We appealed the EDD’s assessment, but made a payment to the EDD in the amount of $2.3 million on September 5, 2008 to cease the accrual of interest during the pendency of the appeal. On March 28, 2012, we and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to us $2.0 million of the $2.3 million payment made by us on September 5, 2008. As a result, we recorded a $2.0 million benefit offsetting selling, general and administrative expenses for the year ended December 31, 2012.

Share-Based Payments

We expense the estimated fair value of share-based awards over the requisite employee service period. The measurement of stock-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes valuation model and the assumptions shown in Note 11(b) to the accompanying consolidated financial statements. We use historical data to estimate pre-vesting equity award forfeitures and record stock-based compensation expense only for those awards that we expect to vest. We estimate the expected term based on historical exercise patterns, including data related to equity award exercises and equity award contractual term. We base the dividend yield assumption on historical dividend payouts, which are zero. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our equity awards. After consideration of both our implied volatility and historical volatility, we determined our historical volatility to be the most accurate estimate of future volatility because we have very limited trading in options and have historical volatility data for a period that covers the expected term of the equity award; therefore, we utilize this measure. We amortize the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. If factors change, we may decide to use different assumptions under the Black-Scholes valuation model in the future, which could materially affect our results of operations.

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

	Years Ended December 31,
	2012	2011	2010
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.7	71.9	72.5
Gross profit	28.3	28.1	27.5
Selling, general and administrative	21.3	22.0	24.3
Depreciation and amortization	1.5	1.8	2.2
Impairment charges	—	—	7.6
Income (loss) from operations	5.5	4.2	(6.5)
Interest expense, net	2.7	2.7	2.9
Income (loss) from continuing operations before income taxes	2.8	1.5	(9.5)
Income tax expense (benefit)	1.2	1.0	(1.7)
Income (loss) from continuing operations	1.6	0.5	(7.9)
Income (loss) from discontinued operations, net of tax	0.1	(3.5)	0.1
Net income (loss)	1.7%	(3.0)%	(7.8)%

Comparison of Results for the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenue.    Revenue increased 7% to $954.0 million for 2012 from $887.5 million for 2011, primarily due to higher revenue in the nurse and allied healthcare staffing segment, partially offset by lower revenue in the locum tenens staffing segment.

Nurse and allied healthcare staffing segment revenue increased 15% to $653.8 million for 2012 from $570.7 million for 2011. The increase was primarily attributable to a 10% increase in the average number of clinicians on assignment, with the reminder of the increase due primarily to a combination of an increase in bill rates, and mix shift to higher bill rate specialties and an extra billable day during the year ended December 31, 2012.

Locum tenens staffing segment revenue decreased 6% to $261.4 million for 2012 from $277.9 million for 2011. The decrease was primarily attributable to an 8% decline in the number of days filled and an increasing percentage of our days filled being attributable to lower bill rate specialties, partially offset by an increase in the average bill rate across most specialties.
Physician permanent placement services segment revenue decreased slightly to $38.7 million for 2012 from $38.9 million for 2011. Revenue without the impact of deferred revenue accounting changes implemented in 2011 was up 9% over prior year due to the increases in new searches and placements.

Cost of Revenue.    Cost of revenue increased 7% to $683.6 million for 2012 from $638.1 million for 2011. The increase was primarily due to an increase in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment cost of revenue increased 15% to $480.3 million for 2012 from $417.6 million for 2011. The increase was primarily attributable to a 10% increase in the average number of clinicians on assignment for the year ended December 31, 2012 and a $2.0 million actuarial-based workers compensation benefit recorded during the year ended December 31, 2011.

 Locum tenens staffing segment cost of revenue decreased 9% to $188.6 million for 2012 from $206.2 million for 2011. The decrease was primarily attributable to an 8% decline in the number of days filled by locum tenens physicians and locum tenens clinicians and a decrease in our housing and travel cost per day filled.

Physician permanent placement services segment cost of revenue increased slightly to $14.6 million for 2012 from $14.4 million for 2011 primarily due to increases in travel expenses and recruiter compensation.

Gross Profit.    Gross profit increased 8% to $270.4 million for 2012 from $249.3 million for 2011, representing gross margins of 28.3% and 28.1%, respectively. The increase in gross margin was primarily due to an increase in gross margin in the locum tenens staffing segment due to higher bill to pay spreads. Gross margin rate by reportable segment for 2012 and 2011 was 26.5% and 26.8%, respectively, for nurse and allied healthcare staffing, 27.9% and 25.8%, respectively, for locum tenens staffing, 62.3% and 63.0%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $202.9 million, representing 21.3% of revenue, for 2012, as compared to $195.3 million, representing 22.0% of revenue, for 2011. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business, partially offset by the absence of integration-related expenses associated with the NFI acquisition. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2012	2011
Nurse and allied healthcare staffing	$97,584	$90,333
Locum tenens staffing	51,202	50,032
Physician permanent placement services	16,223	13,845
Unallocated corporate overhead	31,674	34,040
Stock-based compensation	6,221	7,098
	$202,904	$195,348
Depreciation and Amortization Expenses.    Amortization expense decreased 7% to $6.7 million for 2012 from $7.2 million for 2011. Depreciation expense decreased 18% to $7.5 million for 2012 from $9.1 million for 2011, with the decrease primarily attributable to having more fixed assets fully depreciated for the year ended December 31, 2012.

Interest Expense, Net.    Interest expense, net, was $26.0 million for 2012 as compared to $23.7 million for 2011. Interest expense for 2012 included an $8.6 million write-off of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty paid in connection with the refinancing of our credit facilities. The interest expense for 2011 included $1.1 million of costs incurred in connection with the amendments to our then-existing two credit facilities, which we refinanced in April 2012.

Income Tax Expense.    We recorded an income tax expense of $11.0 million for 2012 from continuing operations as compared to $8.9 million for 2011, reflecting effective income tax rates of 40.3% and 64.0% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 8. Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements–Note 7, Income Taxes.”

Income (Loss) From Discontinued Operations.     For the year ended December 31, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. For the year ended December 31, 2011, the $31.3 million loss from discontinued operations included $24.5 million related to goodwill impairment and $14.4 million related to tradename impairment along with the results of the operations of the home healthcare segment during the year, net of tax. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Assets Held for Sale and Discontinued Operations.”

Comparison of Results for the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Revenue.    Revenue increased 32.5% to $887.5 million for 2011 from $669.9 million for 2010, primarily due to the additional revenue in connection with the acquisition of NFI in September 2010 and organic growth in the average number of clinicians on assignment.

Nurse and allied healthcare staffing segment revenue increased 53.8% to $570.7 million for 2011 from $371.2 million for 2010. Of the $199.5 million increase, approximately $159.0 million was attributable to the additional revenue in connection with the acquisition of NFI, with the remainder primarily attributable to growth in the average number of clinicians on assignment for the year ended December 31, 2011.

Locum tenens staffing segment revenue increased 5.0% to $277.9 million for 2011 from $264.7 million for 2010. Of the $13.2 million increase, $16.2 million was attributable to the additional revenue in connection with the acquisition of NFI and

$2.4 million was attributable to an increase in the number of days filled by physicians and locum tenens clinicians. These increases were partially offset by a $5.4 million decrease attributable to the combination of a mix shift to our lower bill rate specialties and a decrease in the average daily rate billed to clients for the year ended December 31, 2011.
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

Nurse and allied healthcare staffing segment cost of revenue increased 51.9% to $417.6 million for 2011 from $274.8 million for 2010. Of the $142.8 million increase, approximately $113.0 million was attributable to additional cost of revenue associated with the increased revenue levels from the acquisition of NFI, with the rest primarily attributable to growth in the average number of clinicians on assignment.

Locum tenens staffing segment cost of revenue increased 4.9% to $206.2 million for 2011 from $196.6 million for 2010. Of the $9.6 million increase, $11.1 million was attributable to the additional cost of revenue associated with the increased revenue levels from the acquisition of NFI and $1.7 million was related to the increase in the number of days filled by physicians and other locum tenens clinicians. These increases were partially offset by a $3.2 million decrease attributable to the net effect of an increasing percentage of our days filled being attributable to lower pay rate specialties partially offset by an increase in the average daily rate paid to the physicians and locum tenens clinicians.

Physician permanent placement services segment cost of revenue increased 1.7% to $14.4 million for 2011 from $14.2 million for 2010, with the increase primarily attributable to increases in recruiter compensation, partially offset by a decrease in recruiting related costs.

Gross Profit.    Gross profit increased 35.2% to $249.3 million for 2011 from $184.4 million for 2010, representing gross margins of 28.1% and 27.5%, respectively. The increase in gross margin was primarily due to $2.0 million of favorable workers compensation adjustments within the nurse and allied healthcare staffing segment, $3.3 million additional revenue in physician permanent placement services segment resulting from our adoption of the new accounting guidance on revenue arrangements with multiple deliverables effective on January 1, 2011, as well as the addition of the higher margin NFI business. Gross margin rate by reportable segment for 2011 and 2010 was 26.8% and 25.9%, respectively, for nurse and allied healthcare staffing, 25.8% and 25.7%, respectively, for locum tenens staffing, 63.0% and 58.4%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses.    SG&A expenses increased 20.2% to $195.3 million for 2011 from $162.5 million for 2010. The increase was mainly due to the approximately $30.0 million of additional SG&A expenses resulting from the acquisition of NFI and additional operating expenses supporting the growth in the business. The increase was partially offset by a decrease in the acquisition/integration related costs incurred for 2011 as compared to 2010. SG&A expenses broken down between the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

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

Impairment Charges.    We recorded $0 of impairment charges from continuing operations in 2011, as compared to $50.8 million of impairment charges in 2010. The $50.8 million impairment charge recorded in 2010 was related to goodwill and indefinite-lived intangible assets on acquisitions made prior to 2010. Impairment charges by reportable segment recorded during 2010 were $13.7 million for the nurse and allied healthcare staffing segment, $30.3 million for the locum tenens staffing segment and $6.8 million for the physician permanent placement services segment. See goodwill and indefinite-lived intangible asset impairment charges recorded in 2011 in the net loss from discontinued operations in “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2, Assets Held for Sale and Discontinued Operations.”

Interest Expense, Net.    Interest expense, net, was $23.7 million for 2011 as compared to $19.8 million for 2010. Interest expense for 2011 included $1.1 million of costs incurred during the period in connection with amendments to our prior credit agreements. Interest expense for 2010 included $5.1 million of costs incurred in connection with the financing of the NFI acquisition. Excluding the impact of the financing costs related to the acquisition of NFI, the increase in interest expense was attributable to (1) higher combined interest rate on our outstanding debt and (2) increased outstanding debt arising out of our financing of the NFI acquisition in September 2010.

Income Tax Expense (Benefit).    We recorded an income tax expense of $8.9 million for 2011 from continuing operations as compared to an income tax benefit of ($10.8) million for 2010, reflecting effective income tax rates of 64.0% and 17.0% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 7, Income Taxes.”

Income (Loss) From Discontinued Operations.    During the fourth quarter of 2011, we began the process to divest our home healthcare services segment. We classified the home healthcare services segment as assets and liabilities held for sale as of December 31, 2011, and its results of operations as discontinued operations for the years ended December 31, 2011 and 2010. For the year ended December 31, 2011, the loss from discontinued operations included $24.5 million related to goodwill impairment and $14.4 million related to tradename impairment along with the results of the operations of the home healthcare segment during the year, net of tax. See additional information in “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2, Assets Held for Sale and Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$60,512	$19,312	$8,089
Net cash provided by (used in) investing activities	2,961	(1,981)	(6,846)
Net cash used in financing activities	(61,684)	(15,300)	(26,449)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At December 31, 2012, $158.2 million, net of discount, was outstanding under our credit facilities with $36.4 million of available credit under our $50 million secured revolving credit facility (the “Revolver”).

We believe that cash generated from operations and available borrowings under our Revolver will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowing under our Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operations for 2012 was $60.5 million, compared to $19.3 million for 2011 and $8.1 million for 2010. The increase in net cash provided by operations for 2012 as compared to 2011 was primarily attributable to better operating results and a decrease in accounts receivable as a result of strong collection efforts during the year ended December 31, 2012. Our Days Sales Outstanding (“DSO”) was 53 days and 61 days at December 31, 2012 and 2011, respectively. Excluding the discontinued home healthcare services segment, our DSO was 57 days at December 31, 2011.

Investing Activities

Net cash provided by investing activities for 2012 was $3.0 million, compared to $2.0 million and $6.8 million net cash used in investing activities for 2011 and 2010, respectively. During 2012, we received proceeds from the sale of our home healthcare services segment of $9.1 million. Capital expenditures were $5.5 million, $4.6 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. We expect our future capital expenditure requirements to be approximately 1% of revenue.

We incurred business acquisition-related expenditures of $0 million, $0 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The business acquisition expenditures in 2010 were primarily related to our acquisition of NFI in September 2010. This acquisition was financed through a combination of bank debt, cash provided by operations and AMN common and preferred stock.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2012 was $61.7 million, primarily due to paying down our debt, including voluntary pre-payments, and paying off our prior credit facilities offset with the additional borrowings under our new credit facilities. Net cash used in financing activities during the year ended December 31, 2011 was $15.3 million, primarily due to paying down our debt during the period. Net cash used in financing activities during the year ended December 31, 2010 was $26.4 million, primarily due to paying off the NFI debt offset by the additional borrowings under our then-existing credit facilities.

2012 Refinancing of Credit Facilities

  On April 5, 2012, we entered into a Credit Agreement (the “New Credit Agreement”). The New Credit Agreement provides two credit facilities (the “Credit Facilities”), including (A) the Revolver, which includes a $20 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans and (B) a $200 million face value secured term loan credit facility (the “Term Loan”), net of unamortized original issue discount of $2.0 million. In addition, the New Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The Revolver is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The standby letters of credit issued under one of the previous credit facilities were also rolled under and deemed issued under the Revolver. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively.
The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under our previous credit facilities and to pay related transaction costs. In addition, during 2012 and prior to our entry into the New Credit Agreement, we made $9.8 million in principal payments on the prior first lien term loan credit facility. In connection with obtaining the Credit Facilities, we incurred approximately $3.9 million in deferred financing fees, which were capitalized and are amortized to interest expense over the term of the New Credit Agreement. In addition, the loss on debt extinguishment, before tax, included the write-off to interest expense of $8.6 million of unamortized deferred financing fees and original issue discount and a $1.2 million prepayment penalty associated with the repayment of the prior credit facilities.
During the year ended December 31, 2012, we made a quarterly principal amortization payment and voluntary prepayments on the new Term Loan, which totaled $40.4 million. At December 31, 2012, the aggregate outstanding principal amount of the Term Loan (including both the current and long-term portions), net of discount, was $158.2 million. The voluntary prepayments we made also satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the New Credit Agreement.
The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a base rate option selected by us, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon our then-existing consolidated leverage ratio (as defined in the New Credit Agreement). At December 31, 2012, there was no amount outstanding under the Revolver. At December 31, 2011, there was $3.0 million outstanding under our prior revolving facility.
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

The New Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio. We were in compliance with these requirements as of December 31, 2012.
Borrowings

As of December 31, 2012 and 2011, the total of our term loans outstanding (including both the current and long-term portions), net of discount, was $158.2 million and $202.3 million, respectively.

Financing Costs
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

Letters of Credit

At December 31, 2012, we maintained outstanding standby letters of credit in total of $31.9 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $31.9 million outstanding letters of credit, we have cash collateralized $18.3 million and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2011 totaled $28.4 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Fiscal Year
	2013	2014	2015	2016	2017	Thereafter	Total
Notes payable (1)	$9,178	$9,178	$9,178	$9,178	$9,178	$162,009	$207,899
Capital lease obligations (2)	650	72	—	—	—	—	722
Operating lease obligations (3)	14,124	12,476	11,810	10,720	10,559	6,180	65,869
Total contractual obligations	$23,952	$21,726	$20,988	$19,898	$19,737	$168,189	$274,490

(1)
Amounts represent contractual amounts due under the Term Loan, including interest calculated on rate in effect at December 31, 2012. The voluntary prepayments we have made during 2012 have satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the New Credit Agreement.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)
Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts. The amounts have not been reduced by minimum sublease rents of $0.5 million expected to be recovered under the operating subleases.

In addition to the above disclosed contractual obligations, the uncertain income tax liability, including interest and penalties, was $24.6 million at December 31, 2012. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities. Increases to the accrual may decrease our earnings and cash flow may be negatively impacted if there are payments associated with these reserves.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2012 and 2011, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our hospital and healthcare facility and other clients and due to the seasonal preferences for destinations of our clinicians and physicians, revenue, earnings and the number of clinicians and physicians on assignment are subject to moderate seasonal fluctuations.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We adopted this guidance beginning January 1, 2013, and we do not expect the adoption will have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

During 2012, our primary exposure to market risk was interest rate risk associated with our debt instruments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by us, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively. A 1% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.9 million for 2012.

Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 22, 2013

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,681	$3,962
Accounts receivable, net of allowances of $5,003 and $4,761 at December 31, 2012 and 2011, respectively	142,510	146,654
Accounts receivable, subcontractor	18,467	22,497
Deferred income taxes, net	18,123	19,335
Prepaid and other current assets	18,963	12,715
Assets held for sale	—	7,310
Total current assets	203,744	212,473
Restricted cash, cash equivalents and investments	18,861	18,244
Fixed assets, net	14,815	16,863
Deposits and other assets	19,732	21,152
Goodwill	123,324	123,324
Intangible assets, net	136,910	143,575
Total assets	$517,386	$535,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,619	$49,809
Accrued compensation and benefits	49,443	43,649
Revolving credit facility	—	3,000
Current portion of notes payable	—	28,125
Other current liabilities	7,463	13,983
Liabilities related to assets held for sale	—	1,486
Total current liabilities	109,525	140,052
Notes payable, less current portion and discount	158,178	174,198
Other long-term liabilities	67,572	61,646
Total liabilities	335,275	375,896
Commitments and contingencies (Note 12)
Series A Conditional Convertible Preferred Stock, $0.01 par value; 5,941 shares authorized; 0 and 4,758 shares issued and outstanding at December 31, 2012, and 2011, respectively	—	24,076
Stockholders’ equity:
Preferred stock, $0.01 par value; 4,059 shares authorized; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 45,691 and 40,454 shares issued and outstanding at December 31, 2012 and 2011, respectively	457	405
Additional paid-in capital	424,292	394,958
Accumulated deficit	(242,195)	(259,331)
Accumulated other comprehensive loss	(443)	(373)
Total stockholders’ equity	182,111	135,659
Total liabilities and stockholders’ equity	$517,386	$535,631

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue	$953,951	$887,466	$669,912
Cost of revenue	683,554	638,147	485,550
Gross profit	270,397	249,319	184,362
Operating expenses:
Selling, general and administrative	202,904	195,348	162,543
Depreciation and amortization	14,151	16,324	14,764
Impairment charges	—	—	50,832
Total operating expenses	217,055	211,672	228,139
Income (loss) from operations	53,342	37,647	(43,777)
Interest expense, net (including loss on debt extinguishment of $9,815 for the year ended December 31, 2012)	26,019	23,727	19,762
Income (loss) from continuing operations before income taxes	27,323	13,920	(63,539)
Income tax expense (benefit)	11,010	8,904	(10,787)
Income (loss) from continuing operations	16,313	5,016	(52,752)
Income (loss) from discontinued operations, net of tax	823	(31,281)	761
Net income (loss)	$17,136	$(26,265)	$(51,991)
Basic income (loss) per common share from:
Continuing operations	$0.36	$0.12	$(1.51)
Discontinued operations	0.02	(0.78)	0.02
Net income (loss)	$0.38	$(0.66)	$(1.49)
Diluted income (loss) per common share from:
Continuing operations	$0.35	$0.11	$(1.51)
Discontinued operations	0.02	(0.68)	0.02
Net income (loss)	$0.37	$(0.57)	$(1.49)
Weighted average common shares outstanding:
Basic	41,632	39,913	34,840
Diluted	46,709	45,951	34,840

Other comprehensive income (loss) - foreign currency translation	(70)	48	36
Comprehensive income (loss)	$17,066	$(26,217)	$(51,955)

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	45,801	$458	$417,693	13,170	$(230,138)	$(16,712)	$(457)	$170,844
Common stock issuance	6,300	63	27,846	—	—	—	$—	27,909
Treasury stock retirement	(13,170)	(132)	(65,643)	(13,170)	230,138	(164,363)	$—	—
Stock options and stock appreciation rights (“SARs”) exercised and restricted stock units (“RSUs”) vested	255	3	(1,090)	—	—	—	—	(1,087)
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(540)	—	—	—	—	(540)
Stock-based compensation	—	—	8,284	—	—	—	—	8,284
Comprehensive income (loss)						(51,991)	36	(51,955)
Balance, December 31, 2010	39,186	$392	$386,550	—	$—	$(233,066)	$(421)	$153,455
Stock options and SARs exercised and RSUs vested	418	4	(2,062)	—	—	—	—	(2,058)
Preferred Stock converted to common stock	850	9	4,291	—	—	—	—	4,300
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(953)	—	—	—	—	(953)
Stock-based compensation	—	—	7,132	—	—	—	—	7,132
Comprehensive income (loss)						(26,265)	48	(26,217)
Balance, December 31, 2011	40,454	$405	$394,958	—	$—	$(259,331)	$(373)	$135,659
Stock options and SARs exercised and RSUs vested	486	5	(550)	—	—	—	—	(545)
Preferred Stock converted to common stock	4,751	47	23,992	—	—	—	—	24,039
Preferred Stock retirement	—	—	37	—	—	—	—	37
Income tax shortfall from stock options and SARs exercised and RSUs vested	—	—	(369)	—	—	—	—	(369)
Stock-based compensation	—	—	6,224	—	—	—	—	6,224
Comprehensive income (loss)						17,136	(70)	17,066
Balance, December 31, 2012	45,691	$457	$424,292	—	$—	$(242,195)	$(443)	$182,111

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$17,136	$(26,265)	$(51,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,151	16,416	15,084
Non-cash interest expense	2,921	3,787	3,240
Increase in allowances for doubtful accounts and sales credits	6,786	4,411	3,911
Provision for deferred income taxes	6,951	(1,795)	(10,711)
Stock-based compensation	6,224	7,132	8,284
Excess tax benefit from stock options and SARs exercised and RSUs vested	(44)	(109)	(125)
Impairment charges for continuing operations	—	—	50,832
Impairment charges for discontinued operations	—	38,898	—
Gain on sale of discontinued operations	(1,187)	—	—
Loss on disposal or sale of fixed assets	32	108	123
Write-off of assets due to discontinued operations	—	571	—
Loss on debt extinguishment	9,815	—	—
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts receivable	(2,642)	(23,601)	(11,019)
Accounts receivable, subcontractor	4,030	(5,415)	(4,283)
Income taxes receivable	3,035	388	140
Prepaid expenses and other current assets	(8,684)	(825)	1,185
Deposits and other assets	(2,920)	(247)	(911)
Accounts payable and accrued expenses	2,833	3,660	8,936
Accrued compensation and benefits	5,794	6,035	(166)
Other liabilities	(3,719)	(3,837)	(4,440)
Net cash provided by operating activities	60,512	19,312	8,089
Cash flows from investing activities:
Purchase and development of fixed assets	(5,472)	(4,648)	(4,168)
Change in restricted cash, cash equivalents and investments balance	(617)	2,717	1,064
Cash payment for holdback liability for prior year acquisitions	—	(50)	(511)
Cash paid for acquisitions, net of cash received	—	—	(3,231)
Proceeds from sales of assets held for sale	9,050	—	—
Net cash provided by (used in) investing activities	2,961	(1,981)	(6,846)
Cash flows from financing activities:
Capital lease repayments	(650)	(673)	(647)
Proceeds from revolving credit facility	—	19,900	—
Payments on revolving credit facility	(3,000)	(16,900)	—
Payment of financing costs	(3,938)	(855)	(3,629)
Prepayment penalty associated with the prior credit facilities	(1,200)	—	—
Payment of prior notes payable discount	—	—	(2,755)
Payments on new term loan credit facility	(40,380)	—	—
Proceeds from new term loan credit facility, net of discount	198,000	—	—
Proceeds from prior notes payable	—	—	117,750
Repayments of prior notes payable	(206,500)	(13,875)	(7,449)
Proceeds from exercise of equity awards	530	—	—
Net settlement of employee equity awards	(1,075)	(2,058)	(1,087)
Payment on NF Investors, Inc. (“NFI”) then-existing debt	—	—	(132,918)
Excess tax benefit from stock options and SARs exercised and RSUs vested	44	109	125

Change in bank overdraft, net of overdraft acquired	(3,515)	(948)	4,161
Net cash used in financing activities	(61,684)	(15,300)	(26,449)
Effect of exchange rate changes on cash	(70)	48	36
Net increase (decrease) in cash and cash equivalents	1,719	2,079	(25,170)
Cash and cash equivalents at beginning of year	3,962	1,883	27,053
Cash and cash equivalents at end of year	$5,681	$3,962	$1,883
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $27, $70 and $26 capitalized in 2012, 2011 and 2010, respectively)	$13,698	$19,667	$16,429
Cash paid (received) for income taxes	$1,860	$388	$(84)
Supplemental disclosures of noncash investing and financing activities:
Fair value of assets acquired in acquisitions, net of cash received	$—	$—	$58,597
Goodwill	—	411	116,240
Intangible assets	—	—	65,044
Liabilities assumed	—	(411)	(47,447)
NFI then-existing debt	—	—	(132,918)
Preferred Stock Issued	—	—	(28,376)
Common Stock Issued	—	—	(27,909)
Net cash paid for acquisitions	$—	$—	$3,231
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) General

AMN Healthcare Services, Inc. was incorporated in Delaware on November 10, 1997. AMN Healthcare Services, Inc. and its subsidiaries (collectively, the “Company”) provide healthcare workforce solutions and staffing services at acute and sub-acute care hospitals and other healthcare facilities throughout the United States.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AMN Healthcare Services, Inc. and its wholly-owned subsidiaries. In November 2012, the Company established a captive insurance subsidiary that provides coverage, on an occurrence basis, for professional liability within its nurse and allied healthcare staffing segment. The captive was incorporated in Hawaii and is a wholly owned subsidiary of AMN Healthcare, Inc. and as such has been consolidated in the consolidated financial statements since inception in November. All significant intercompany balances and transactions have been eliminated in consolidation. See Note (2), “Assets Held for Sale and Discontinued Operations” for the discontinued operations reported by the Company during 2012, 2011 and 2010. See Note (3), “Business Combinations” for the acquisition completed by the Company during 2010.

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

(e) Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily represent the cash and U.S. Treasury securities on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit. The original maturity terms for the U.S. Treasury securities were between 6-month to 12-month. See Note (4), “Fair Value Measurement” and Note (8), “Notes Payable and Credit Agreements” for additional information.
(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and internal-use software at cost less accumulated amortization and depreciation. The Company records equipment acquired under capital leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and software using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). The Company amortizes leasehold improvements and equipment obtained under capital leases over the shorter of the term of the lease or their estimated useful lives. The Company includes amortization of equipment obtained under capital leases with depreciation expense in the accompanying consolidated financial statements.

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

The Company reviews long-lived assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and has determined that no triggering events have occurred during the period that would require the Company to perform an impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill.

During the third quarter of 2010, due to the decline in the Company's market capitalization resulting in its market capitalization being below its book equity value, the Company performed interim impairment testing at its reporting unit level as of August 31, 2010, prior to the acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, and completed the valuation during the fourth quarter of 2010. As a result, the Company recognized a pre-tax goodwill impairment charge of $41,932 in 2010. The Company also performed its annual impairment test at October 31, 2010 and determined there was no further impairment of goodwill.

The Company experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The Company completed the valuation during the fourth quarter of 2011. As a result, the Company recognized a pre-tax goodwill impairment charge of $24,498 in 2011. The Company included the charge in loss from discontinued operations on the consolidated statement of comprehensive loss for the year ended December 31, 2011. Subsequent to year end, the Company completed the sale of this segment. See Note (2), “Assets Held for Sale and Discontinued Operations” and Note (5), “Goodwill and Identifiable Intangible Assets” for additional information. The Company performed the annual impairment testing at the reporting unit level at October 31, 2011, and determined there was no further impairment of goodwill.

The Company performed the annual impairment testing at the reporting unit level at October 31, 2012, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2012 that indicate impairment may have occurred. However, changes in the Company’s estimates, such as forecasted cash flows and discount rates, would affect the estimated fair value of its reporting units and could have resulted in a material goodwill impairment charge, particularly for its physician permanent placement reporting unit. The fair values of the Company’s nurse staffing reporting unit, allied healthcare staffing reporting unit and locum tenens staffing reporting unit significantly exceeded their respective book values. However, the calculated fair value of the Company’s physician permanent placement reporting unit exceeded its respective carrying value by a narrower margin.

(h) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through acquisitions. Identifiable intangible assets include tradenames and trademarks, customer relationships, non-compete agreements, staffing databases, acquired technology and online courses. The Company amortizes intangible assets, other than tradenames and trademarks with an indefinite life, using the straight-line method over their useful lives. The Company amortizes non-compete covenants using the straight-line method over the lives of the related agreements. The Company reviews for impairment intangible assets with estimable useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and has determined that no triggering events have occurred during the period that would require the Company to perform an impairment test.

The Company does not amortize indefinite lived tradenames and trademarks and instead reviews them for impairment annually. This review includes comparing the fair value of the Company’s indefinite lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss.

During the third quarter of 2010, due to the decline in the Company's market capitalization resulting in its market capitalization being below its book equity value, the Company performed interim impairment testing at its reporting unit level as of August 31, 2010, prior to the acquisition of NFI, and completed the valuation during the fourth quarter of 2010. As a result, the Company recognized a pre-tax impairment charge of $8,600 and $300 related to certain indefinite-lived intangibles in its locum tenens staffing segment and physician permanent placement services segment, respectively. The Company performed its annual impairment testing at October 31, 2010 and determined there was no further impairment of its indefinite lived tradenames and trademarks.

The Company experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The Company completed the interim valuation during the fourth quarter of 2011. As a result, the Company recognized a pre-tax impairment charge of $6,700 in 2011 related to an indefinite-lived intangible asset shared by the nurse staffing reporting unit and home healthcare services reporting unit. The Company performed its annual impairment testing at October 31, 2011 and recorded an additional impairment charge of $7,700 related to the above indefinite-lived intangible asset. The additional fourth quarter impairment resulted from the incremental loss of revenue related to the home healthcare services segment from the sale of the disposal group in January 2012. See Note (2), “Assets Held for Sale and Discontinued Operations” for additional information. The Company included these charges in loss from discontinued operations on the consolidated statement of comprehensive loss for the year ended December 31, 2011.

The Company performed its annual impairment testing at October 31, 2012 and determined there was no impairment of its indefinite lived tradenames and trademarks. The calculated fair value of a tradename related to the Company's locum tenens staffing segment exceeded its respective carrying value by a narrow margin. All other tradenames have the calculated fair value significantly exceeding their respective book values.
(i) Insurance Reserves

The Company maintains an accrual for professional liability self-insured retention limits that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year.

In November 2012, the Company established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within our nurse and allied healthcare staffing segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains excess insurance coverage for losses above the per occurrence retention.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as through the use of independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for (1) reported claims and (2) IBNR claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. The Company records its accruals based on the amounts provided in the actuarial study.

The Company maintains an accrual for self-insured health benefits provided to the Company’s corporate employees and certain temporary healthcare professionals, which is included in accrued compensation and benefits in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual, which includes IBNR claims, by evaluating its historical experience and trends related to both health insurance claims and payments, information provided by its insurance broker and third party administrator, as well as industry experience and trends.

(j) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $18,129 and $24,268, respectively, were included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2012 and 2011.

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

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of consolidated revenue for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, accounts receivable from the Company’s top five clients represented approximately 14% and 15%, respectively, of the net accounts receivable balance, excluding amounts due to subcontractors.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are also financial instruments that are exposed to concentration of credit risk. The Company places its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. There were $10 of cash and cash equivalent balances invested in a non-federally insured money market account as of December 31, 2012 and 2011. As of December 31, 2012 and 2011, there were $18,861 and $18,244, respectively, of restricted cash, cash equivalents and investments primarily invested in a non-federally insured U.S. Treasury security account.

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

(n) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, subcontractor accounts receivable, income tax receivable, restricted cash, cash equivalents and investments, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amount of notes payable (both current and long-term portions), net of discount, approximates fair value as the instrument’s interest rates are comparable to rates currently offered for similar debt instruments of comparable maturity (significant other observable inputs - level 2). See Note (8), “Notes Payable and Credit Agreements” for additional information. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(o) Stock-Based Compensation

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

(p) Net Income (loss) per Common Share

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of basic net income per common share. On December 21, 2012, all outstanding Preferred Stock were converted into common stock; accordingly, for the two-class method calculation, the net income was allocated between common stock and Preferred Stock on a proportionate basis using a systematic and reasonable basis (based on number of days outstanding) for purpose of calculating the basic net income per share for the year ended December 31, 2012. For the 2011 and 2010 basic net loss per common share calculation, the two-class method was not applicable due to the overall net loss for both years. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock.

Stock-based awards to purchase 1,902 and 2,253 shares of common stock for the years ended December 31, 2012 and 2011, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

For the diluted net loss per common share calculation, all of the 4,386 shares of outstanding equity awards and all of the 5,608 shares of Preferred Stock (as if converted) as of December 31, 2010, were anti-dilutive due to the net loss from continuing operations in 2010.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2012, 2011 and 2010, respectively:

	Years Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations	$16,313	$5,016	$(52,752)
Income (loss) from discontinued operations, net of tax	823	(31,281)	761
Net income (loss)	$17,136	$(26,265)	$(51,991)

Less: Allocation to participating securities - from continuing operations	(1,249)	—	—
Allocation to participating securities - from discontinued operations	(65)	—	—
Total allocation to participating securities	(1,314)	—	—
Net income (loss) attributable to common stockholders - basic	$15,822	$(26,265)	$(51,991)

Basic income (loss) per common share from:
Continuing operations	$0.36	$0.12	$(1.51)
Discontinued operations	0.02	(0.78)	0.02
Net income (loss)	$0.38	$(0.66)	$(1.49)
Diluted income (loss) per common share from:
Continuing operations	$0.35	$0.11	$(1.51)
Discontinued operations	0.02	(0.68)	0.02
Net income (loss)	$0.37	$(0.57)	$(1.49)
Weighted average common shares outstanding—basic	41,632	39,913	34,840
Plus dilutive effect of potential common shares	5,077	6,038	—
Weighted average common shares outstanding—diluted	46,709	45,951	34,840

(q) Discontinued Operations
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

(r) Segment Information

Historically, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. During the fourth quarter of 2011, the Company announced the expected divestiture of its home healthcare services segment, which was completed in January 2012. As a result, the home healthcare services segment is classified as disposal group held for sale as of December 31, 2011, and its results of operations have been classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010.
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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2012	2011	2010
Revenue
Nurse and allied healthcare staffing	$653,829	$570,677	$371,147
Locum tenens staffing	261,431	277,919	264,726
Physician permanent placement services	38,691	38,870	34,039
	$953,951	$887,466	$669,912
Segment Operating Income
Nurse and allied healthcare staffing	$75,907	$62,786	$35,279
Locum tenens staffing	21,613	21,689	21,999
Physician permanent placement services	7,868	10,634	7,959
	105,388	95,109	65,237
Unallocated corporate overhead	31,674	34,040	35,146
Depreciation and amortization	14,151	16,324	14,764
Stock-based compensation	6,221	7,098	8,272
Impairment charges	—	—	50,832
Interest expense, net (including loss on debt extinguishment of $9,815 for the year ended December 31, 2012)	26,019	23,727	19,762
Income (loss) from continuing operations before income taxes	$27,323	$13,920	$(63,539)

(s) Recently Adopted Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. The Company will be required to perform the two-step impairment test only if the Company concludes that, after performing a qualitative assessment, the fair value of a reporting unit is more likely than not less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. While the Company adopted this guidance effective January 1, 2012, it continued to follow its existing policy, which utilized the two-step process, and as such, the adoption did not have a material effect on its consolidated financial statements.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders' equity, which was the Company's presentation. This guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this guidance beginning January 1, 2012, and has selected to present other comprehensive income (loss) in a single continuous statement of comprehensive income (loss).

(t) Reclassifications

Certain immaterial amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

(2) Assets Held for Sale and Discontinued Operations

During the fourth quarter of 2011, the Company decided to divest its home healthcare services segment and completed the sale in January 2012. This segment was classified as a disposal group held for sale as of December 31, 2011, and the results of operations have been classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010.

The Company did not have any assets held for sale as of December 31, 2012 and 2010. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of December 31, 2011.

December 31, 2011
Assets:
Other assets	$545
Goodwill	6,765
Total assets held for sale	$7,310
Liabilities:
Workers compensation reserve	$1,331
Professional liabilities reserve	155
Total liabilities related to assets held for sale	$1,486
The following table presents the revenues and the components of discontinued operations, net of tax:

	Years Ended December 31,
	2012	2011	2010
Revenue	$3,885	$53,954	$19,305
(Loss) income before income taxes	$(547)	$(38,484)	$1,250
Income tax benefit (expense)	183	7,203	(489)
(Loss) income from discontinued operations	$(364)	$(31,281)	$761

Gain on sale of discontinued operations, before income taxes	$3,825	$—	$—
Income tax expense	(2,638)	—	—
Gain on sale of discontinued operations	$1,187	$—	$—
Total income (loss) from discontinued operations	$823	$(31,281)	$761

For the year ended December 31, 2011, the loss before income taxes was composed of a $24,498 goodwill impairment charge and $14,400 tradename impairment charge and partially offset by income from operations in amount of $414.

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

During 2011, the purchase price allocation was finalized by an adjustment of $411, which was related to additional liabilities assumed as a result of finalizing NFI's statutory tax return requirement.
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

Of the $116,651 allocated to goodwill, $71,605, $31,263, $10,421 and $3,362 were allocated to the Company’s nurse and allied healthcare staffing segment, home healthcare services segment, locum tenens staffing segment and physician permanent placement services segment, respectively. The goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Of the $116,651 in goodwill acquired, approximately $36,045 in net tax basis goodwill was related to NFI’s prior acquisitions and are amortized for tax purposes over the remaining lives. Goodwill will not be amortized for book purposes and will be tested for impairment at least annually.

The Company recorded $9,412 in acquisition-related costs for accounting, legal and other costs in connection with the acquisition within other operating expenses in its consolidated statement of comprehensive income (loss) for 2010.

For 2010, approximately $84,483 of the NFI revenue and $(1,691) of the NFI loss before income taxes were included in the consolidated statement of comprehensive income (loss) since the date of acquisition.

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
Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of December 31, 2012 and 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,298	$18,298	$—	$—
Trading securities investment	42	42	—	—
Total financial assets measured at fair value	$18,340	$18,340	$—	$—

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,015	$18,015	$—	$—
Trading securities investment	52	52	—	—
Total financial assets measured at fair value	$18,067	$18,067	$—	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method), based on Level 3 inputs. The Company experienced declines in its home healthcare services segment revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate for the reporting unit. The revised growth rate triggered interim goodwill and indefinite-lived intangible assets impairment testing as of August 31, 2011 for the home healthcare services segment. As a result, the Company recorded preliminary pre-tax impairment charges of $24,498 and $6,700 on goodwill and indefinite-lived intangible assets, respectively in the third quarter of 2011. The Company finalized the valuation without change during the fourth quarter of 2011. The Company performed the annual impairment testing at October 31, 2011 and recorded an additional impairment charge of $7,700, which related to the above indefinite-lived intangible asset. The additional fourth quarter impairment was triggered by the loss of revenue related to the expected sale of the home healthcare services segment in January 2012. These charges were included in the loss from discontinued operations on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2011.

The Company performed the annual impairment testing at October 31, 2012, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2012 that indicate impairment may have occurred. See Note (5), “Goodwill and Identifiable Intangible Assets” for additional information.

The Company did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2011 or 2012, except for long-lived assets that were impaired in 2011, including goodwill in its home healthcare services segment. The Company estimated the fair value of these assets primarily based on the discounted projected cash flows of the underlying operations, a Level 3 fair value measure. See Note 1 (h), "Summary of Significant Accounting Policies - Intangible Assets" for a further discussion of the long-lived asset impairments.
(5) Goodwill and Identifiable Intangible Assets

As of December 31, 2012 and 2011, the Company had the following acquired intangible assets:

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,450	$(3,839)	$1,611	$5,450	$(3,235)	$2,215
Customer relationships	64,990	(24,539)	40,451	65,190	(19,841)	45,349
Tradenames and trademarks	16,871	(5,231)	11,640	16,871	(4,211)	12,660
Non-compete agreements	1,476	(1,468)	8	1,484	(1,396)	88
Acquired technology	800	(800)	—	800	(737)	63
Online courses	59	(59)	—	59	(59)	—
	$89,646	$(35,936)	$53,710	$89,854	$(29,479)	$60,375
Intangible assets not subject to amortization:
Goodwill			$123,324			$123,324
Tradenames and trademarks			83,200			83,200
			$206,524			$206,524

Aggregate amortization expense for intangible assets was $6,665 and $7,190 for the years ended December 31, 2012 and 2011, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2012 is as follows:

Amount
Year ending December 31, 2013	$6,349
Year ending December 31, 2014	6,249
Year ending December 31, 2015	6,047
Year ending December 31, 2016	5,572
Year ending December 31, 2017	5,426
Thereafter	24,067
$53,710

There is no change in the carrying amount of goodwill by reportable segment for the year ended December 31, 2012.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2011 are as follows:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2011	$76,240	$14,466	$32,317	$31,153	$154,176
Impairment charges	—	—	—	(24,498)	(24,498)
Goodwill acquired from NFI acquisition	253	36	12	110	411
Goodwill in assets held for sale	$—	$—	$—	$(6,765)	$(6,765)
Balance, December 31, 2011	$76,493	$14,502	$32,329	$—	$123,324
Accumulated impairment loss as of December 31, 2011	$154,444	$53,940	$6,555	$24,498	$239,437

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Prepaids and other current assets:
Prepaid expenses	$7,282	$5,691
Income taxes receivable	337	3,372
Other current assets	11,344	3,652
Prepaids and other current assets	$18,963	$12,715
Fixed assets:
Furniture and equipment	$15,786	$16,016
Software	60,195	56,105
Leasehold improvements	5,062	5,065
	81,043	77,186
Accumulated depreciation and amortization	(66,228)	(60,323)
Fixed assets, net	$14,815	$16,863
Accounts payable and accrued expenses:
Trade and accrued accounts payable	$26,229	$18,156
Subcontractor payable	18,129	24,268
Professional liability reserve	6,535	4,914
Other	1,726	2,471
Accounts payable and accrued expenses	$52,619	$49,809
Accrued compensation and benefits:
Accrued payroll	$14,992	$11,227
Accrued bonuses	10,812	10,072
Accrued travel expense	3,132	2,478
Accrued health insurance reserve	2,330	1,861
Accrued workers compensation reserve	4,161	4,617
Deferred compensation	13,935	11,396
Other	81	1,998
Accrued compensation and benefits	$49,443	$43,649
Other current liabilities:
Bank overdraft	$—	$3,515
Facility client deposits	2,831	2,831
Other	4,632	7,637
Other current liabilities	$7,463	$13,983
Other long-term liabilities:
Workers compensation reserve	$10,549	$9,159
Professional liability reserve	18,053	19,465
Deferred rent	7,785	8,334
Uncertain tax positions liability	24,593	23,931
Deferred income taxes, net	5,281	—
Other	1,311	757
Other long-term liabilities	$67,572	$61,646

(7) Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current income taxes:
Federal	$3,334	$8,493	$359
State	727	2,246	(451)
Foreign	(2)	(40)	16
Total	4,059	10,699	(76)
Deferred income taxes:
Federal	5,663	(1,500)	(7,190)
State	1,288	(390)	(3,500)
Foreign	—	95	(21)
Total	6,951	(1,795)	(10,711)
Provision (benefit) for income taxes from continuing operations	$11,010	$8,904	$(10,787)

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) from continuing operations because of the effect of the following items during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Tax expense (benefit) at federal statutory rate	$9,563	$4,871	$(22,239)
State taxes, net of federal benefit	1,263	1,067	(3,053)
Uncertain tax positions	742	2,198	1,207
Non-deductible goodwill and intangibles impairment	(18)	(18)	11,703
Acquisition-related costs	—	—	927
Other, net	(540)	786	668
Income tax expense (benefit) from continuing operations	$11,010	$8,904	$(10,787)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Stock compensation	$11,100	$10,086
Deferred revenue	1,020	1,077
Allowance for doubtful accounts	1,663	1,544
Deferred compensation	5,246	4,089
Accrued expenses, net	18,691	19,477
Deferred rent	3,532	3,557
Net operating losses	18,923	23,154
Other	1,212	699
Total deferred tax assets	$61,387	$63,683
Deferred tax liabilities:
Intangibles	$(43,782)	$(37,012)
Fixed assets	(3,484)	(3,930)
Prepaid expenses	(813)	(917)
State taxes	(466)	(666)
Total deferred tax liabilities	$(48,545)	$(42,525)
Net deferred tax assets	$12,842	$21,158

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $99,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Significant differences between pre-tax income and taxable income for recent years are related to goodwill impairment and other permanent differences as noted in the rate reconciliation. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A portion of the deferred tax assets recorded in 2010 is related to net operating losses (“NOL”) from the acquisition of NFI. The amount of NOL has been the subject of an evaluation under the NOL limitation rules of Internal Revenue Code ("IRC") Section 382 and corresponding state authorities related to NOL tax attributes from acquired companies and the balances reflect those limitations.

As of December 31, 2012, the Company has $41,450 of federal NOL carryforward from the NFI acquisition and AMN 2010 tax returns, which are set to expire between 2029 and 2030. As of December 31, 2012, the Company has state net operating loss carryforward of $55,460 (both AMN and NFI tax attributes) that are set to expire at various dates between 2013 and 2031.

As of December 31, 2011, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that were permanently reinvested outside the United States. In the quarter ended December 31, 2011, the Company decided to cease doing business overseas and to discontinue permanently reinvesting outside the United States and has adjusted the income tax provision in the period to reflect the changes. As of December 31, 2012, the Company’s foreign earnings are insignificant.

A summary of the changes in the amount of unrecognized tax benefits for 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Beginning balance of unrecognized tax benefits	$21,221	$19,291	$18,539
Additions based on tax positions related to the current year	1,096	1,541	1,139
Additions based on tax positions of prior years	—	512	—
Reductions for tax positions of prior years	—	(123)	(5)
Settlements	—	—	—
Reductions due to lapse of applicable statute of limitation	(902)	—	(382)
Ending balance of unrecognized tax benefits	$21,415	$21,221	$19,291

At December 31, 2012, if recognized, approximately $22,116, net of $2,477 of temporary differences, would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has approximately $3,178, $2,710 and $2,138 of accrued interest and penalties related to uncertain tax positions at December 31, 2012, 2011 and 2010, respectively. The amount of interest and penalties recognized in 2012, 2011 and 2010 were $468, $709 and $778, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2012, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the years 2007, 2008, 2009 and 2010. Carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS or state authorities if they either have been or will be utilized in a future period. The IRS has substantially completed their exam and in February 2013 the Company received a Notice of Proposed Adjustment ("NOPA") and a draft of a second NOPA. The Company anticipates there may be additional NOPA's related to both income and non-income tax issues related to this exam. Based upon its analysis of the NOPA information received to date, the Company continues to believe its reserve for unrecognized tax benefits and contingent tax issues is adequate and intends to vigorously contest all proposals set forth in the NOPA's.

The Company does not foresee material changes to its gross uncertain tax liability within the next twelve months.

(8) Notes Payable and Credit Agreements
On April 5, 2012, the Company entered into a Credit Agreement (the “New Credit Agreement”) with several lenders to provide for two new credit facilities (the “Credit Facilities”), including (A) a $50,000 secured revolving credit facility (the “Revolver”) that includes a $20,000 sublimit for the issuance of letters of credit and a $15,000 sublimit for swingline loans and (B) a $200,000 face value secured term loan credit facility (the “Term Loan”), net of unamortized original issue discount of $2,000. In addition, the New Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75,000 (with a $37,500 sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent.

The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions in the Revolver. Borrowings under the Revolver bear interest at floating rates based upon either a LIBOR or a base rate option selected by the Company, plus a spread of 3.75% to 4.25% and 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon the Company's then-existing consolidated leverage ratio (as defined in the New Credit Agreement). The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by the Company, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon the Company's then-existing consolidated leverage ratio. At December 31, 2012, the Company had $158,178, net of discount, outstanding under the Term Loan at a 5.75% interest rate.
The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under two prior credit agreements to which the Company was a party and to pay related transaction costs. The Revolver is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At December 31, 2012, there was $36,420 of available credit under the Revolver.

During the year ended December 31, 2012, the Company made quarterly principal amortization payments and voluntary prepayments on the new Term Loan totaling $40,380. The voluntary prepayments the Company has made have satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the New Credit Agreement.

Credit Agreement balances as of December 31, 2012 and 2011 consisted of the following:

	As of December 31,
	2012	2011
$50,000 Revolver Facility expiring April 5, 2017 with variable interest rates	$—	$—
$50,000 Revolver Facility expiring August 31, 2014 with variable interest rates, which was terminated on April 5, 2012	—	3,000
$200,000 Term Loan due April 5, 2018 with variable interest rates. The weighted average interest rates were 5.97% at December 31, 2012	159,620	—
$185,000 First Lien Term Loan due June 23, 2015 with variable interest rates, which was terminated on April 5, 2012. The weighted average interest rate was 7.25% at December 31, 2011	—	166,500
$40,000 Second Lien Term Loan due September 1, 2016 with variable interest rates, which was terminated on April 5, 2012. The weighted average interest rate was 11.75% at December 31, 2011	—	40,000
Total credit agreement debt	159,620	209,500
Less unamortized discount on the term loan facilities, respectively	(1,442)	(4,177)
Less current portion of notes payable, including Revolver	—	(31,125)
Long-term portion of notes payable	$158,178	$174,198

Annual principal maturities of outstanding debts, excluding the Revolver, are as follows:

2013	$—
2014	—
2015	—
2016	—
2017	—
2018	159,620
$159,620

The Company’s outstanding debt instruments at December 31, 2012 and 2011 were secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries.

Financing Costs

In connection with obtaining the Credit Facilities, the Company incurred $3,938 in deferred financing fees in 2012, which were capitalized and are amortized to interest expense over the term of the New Credit Agreement. In addition, the Company's loss on debt extinguishment, before tax, included the write-off to interest expense of $8,615 of unamortized deferred financing fees and original issue discount and a $1,200 prepayment penalty associated with the repayment of the prior credit facilities.

 Letters of Credit

At December 31, 2012, the Company maintained outstanding standby letters of credit totaling $31,879 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate headquarters office lease agreement. Of the $31,879 outstanding letters of credit, the Company has cash collateralized $18,299 and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2011 totaled $28,395.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions, net of forfeitures, under the AMN Plan were $0, $0 and $61 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $390 related to forfeitures, which can be used for future employer contributions. The forfeiture balance was included in other current assets in the accompanying consolidated balance sheets.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus (100% of their bonus prior to 2011) and 100% of their vested restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions under the Plan were $343, $327 and $29 for the years ended December 31, 2012, 2011 and 2010, respectively.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.01 per share.

On September 1, 2010, in connection with the NFI acquisition, the Company issued 5,660 shares of Preferred Stock, including shares deposited in escrow. On December 20, 2010, 52 shares of Preferred Stock were released from escrow to the Company, and 221 shares of Preferred Stock were released from escrow to the former NFI stockholders, under the terms of the acquisition of NFI. During 2011, 7 shares of Preferred Stock were released from escrow to the Company and during 2012, 990 shares of Preferred Stock were released from escrow to the former NFI stockholders, in each case under the terms of the acquisition of NFI. At December 21, 2012, 457 shares of Preferred Stock that remained in escrow for potential indemnification claims were converted into the Company's common stock as discussed below and remained in escrow at December 31, 2012.

The Preferred Stock is entitled to receive dividends consistent with dividends payable on the Company’s common stock. In addition, each share of the Preferred Stock (i) is convertible into one share of the Company’s common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) at the option of the holder and (ii) will automatically convert into one share of common stock (subject to customary adjustments for accrued and unpaid dividends, if any, and changes in the Company’s capital structure) upon the earlier of (A) the closing price of the Company’s common stock being equal to or greater than $10.00 per share (as adjusted from time to time to fully reflect changes in the Company’s capital structure) for a period of 30 consecutive trading days after December 15, 2010 and (B) September 1, 2020. Between January 1, 2012 and December 20, 2012, approximately 3,555 shares of Preferred Stock were converted into the Company’s common stock. On December 21, 2012, the Company's common stock had been greater than $10.00 per share for a period of 30 consecutive trading days and, accordingly, the remaining 1,196 shares of outstanding Preferred Stock were converted into the Company's common stock. At December 31, 2012 and 2011, 0 and 4,758 shares of Preferred Stock were outstanding, respectively.

  The Preferred Stock was classified outside of permanent equity as share settlement under the redemption provision was not solely within the control of the Company.

(b) Treasury Stock

On December 22, 2010, the Company cancelled and retired all 13,170 shares of treasury stock that had been repurchased by the Company over the years for an aggregate repurchase price of $230,138. Upon cancellation and retirement, these shares were returned to the status of authorized and unissued. The excess of the repurchase price of the treasury stock over the par value was allocated between additional paid-in capital and accumulated deficit. There was no impact on our consolidated stockholders’ equity as a result of the cancellation and retirement.

(11) Stock-Based Compensation

(a) Equity Award Plans

Stock Option Plan

The Company established a stock option plan (the "Stock Option Plan") to provide a means to attract and retain employees. 4,178 options were authorized for issuance to be granted under the Stock Option Plan. Unless otherwise provided at the time of the grant, the options vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. Options granted under the Stock Option Plan expire on the tenth anniversary of the grant date. On April 12, 2006, 371 shares of common stock reserved for future issuance under The Stock Option Plan were rolled into the Equity Plan, which is discussed below. There will be no further equity awards granted from the Stock Option Plan.

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. The SARs typically vest ratably over a three-year period, with one third of the awards vesting annually. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007 and April 9, 2009, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000 and 1,850, respectively. On April 18, 2012, the Company amended and restated the Equity Plan, with stockholder approval to, among other things, increase the number of shares of common stock available for issuance under the Equity Plan by 2,400 shares. At December 31, 2012 and 2011, respectively, 1,904 and 424 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

On March 5, 2012, the Company granted a key employee an employment inducement equity grant consisting of approximately 41 restricted stock units ("RSUs"), with three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of targeted financial performance. This award was not made under the Equity Plan; however, the key terms and conditions of the grant were the same as equity awards made under the Equity Plan.

On September 1, 2010, upon the acquisition of NFI, the Company granted to certain key NFI employees employee award inducement equity grants consisting of approximately 89 RSUs in the aggregate (with three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of a targeted financial performance) and 152 SARs in the aggregate (with three-year graded vesting) at fair market value. These awards were not made under the Equity Plan; however, the key terms and conditions of the grant are the same as equity awards made under the Equity Plan.

(b) Stock-Based Compensation

Stock Options and SARs

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the date of grant. SARs entitle the holder to receive, at the end of a vesting period, shares of the Company’s common stock equal in value to the difference between the exercise price of the SAR, which is set at the date of grant, and the fair market value of the Company’s common stock on the date of exercise.
A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2009	897	$14.64	1,172	$11.55
Granted	—	$—	788	$7.88
Exercised	—	$—	(1)	$4.79
Canceled/forfeited/expired	(71)	$22.98	(119)	$17.43
Outstanding at December 31, 2010	826	$13.93	1,840	$9.60
Granted	—	$—	—	$—
Exercised	—	$—	(83)	$6.31
Canceled/forfeited/expired	(45)	$11.54	(257)	$7.77
Outstanding at December 31, 2011	781	$14.06	1,500	$10.10
Granted	—	$—	—	$—
Exercised	(55)	$9.68	(143)	$8.10
Canceled/forfeited/expired	(28)	$15.63	(116)	$7.55
Outstanding at December 31, 2012	698	$14.34	1,241	$10.57
Vested and expected to vest at December 31, 2012	698	$14.34	1,061	$10.57
Exercisable at December 31, 2012	698	$14.34	1,055	$11.00

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2012:

		Outstanding			Exercisable
	Range Of Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share
Stock Option Plan	8.71 - $14.86	412	1.97	$13.89	412	1.97	$13.89
	14.94 - 24.47	286	1.52	15.00	286	1.52	15.00
		698			698
Equity Plan	4.55 - $ 8.21	149	7.17	$5.14	119	7.04	$5.29
	8.71 - 14.86	782	6.65	8.75	626	6.54	8.75
	14.94 - 24.47	279	4.59	16.97	279	4.59	16.97
	24.95 - 24.95	31	4.30	24.95	31	4.30	24.95
		1,241			1,055
TOTAL		1,939	4.60	$11.93	1,753	4.33	$12.33
Stock-based compensation expense for 2012, 2011 and 2010 for SARs granted was estimated at the date of grant using the Black-Scholes valuation model based on the following weighted average assumptions:

	2012	2011	2010
Expected life	N/A	N/A	3.4 years
Risk-free interest rate	N/A	N/A	1.5%
Volatility	N/A	N/A	44%
Dividend yield	N/A	N/A	—%

There were no SARs granted in 2012 and 2011. The weighted average grant date fair value of the 788 SARs granted during 2010 was $2.60. As of December 31, 2012, there was $86 of pre-tax total unrecognized compensation cost related to non-vested stock options and SARs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 0.39 years. The total intrinsic value of stock options and SARs exercised was $453, $183 and $5 for 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the total intrinsic value of stock options and SARs outstanding and exercisable was $3,139 and $0, respectively.

Restricted Stock Units

RSUs granted under the Equity Plan, generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The RSUs typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the 2nd anniversary of the grant date, if certain performance targets are met. Stock-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. During 2012 and 2011, the Company also granted 465 and 288 performance restricted stock units (“PRSUs”), respectively, which contain a market condition, with the ultimate realizable number of RSUs dependent on relative and absolute total shareholder return over a three-year period, up to a maximum amount to be issued under the award of 175% of the original grant. The fair values of PRSUs granted during 2012 and 2011 were estimated using the Monte-Carlo simulation valuation model.
The following table summarizes RSU activity for non-vested awards for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2010	1,346	$10.95
Granted—RSUs	933	$8.28
Vested	(429)	$12.96
Canceled/forfeited/expired	(130)	$8.09
Unvested at December 31, 2010	1,720	$9.21
Granted—RSUs	414	$6.59
Granted—PRSUs	288	$8.53
Vested	(725)	$10.77
Canceled/forfeited/expired	(168)	$8.23
Unvested at December 31, 2011	1,529	$7.74
Granted—RSUs	459	$6.70
Granted—PRSUs	465	$8.15
Vested	(716)	$7.95
Canceled/forfeited/expired	(78)	$6.66
Unvested at December 31, 2012	1,659	$7.53

As of December 31, 2012, there was $5,865 of pre-tax total unrecognized compensation cost related to non-vested RSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.9 years. As of December 31, 2012 and 2011, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $19,160 and $6,774, respectively.

Stock-Based Compensation

The Company amortizes the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. The following table shows the total stock-based compensation expense, related to all of the Company’s equity awards, recognized for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Stock-based employee compensation, before tax	$6,224	$7,132	$8,284
Related income tax benefits	(2,403)	(2,746)	(3,212)
Stock-based employee compensation, net of tax	$3,821	$4,386	$5,072

(12) Commitments and Contingencies

(a) Legal

The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company's employment practices. The most significant matter of which the Company is currently the defendant is a class action related to wage and hour claims, in which the Company has accrued an immaterial amount for potential losses at December 31, 2012. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The range of possible losses for such matters cannot be reasonably estimated at this stage and could differ materially from amounts already accrued by the Company. Management is currently not aware of any other pending or threatened litigation that it believes is reasonably possible to have a material adverse effect on the Company's results of operations, financial position or liquidity.

Additionally, some of the Company's clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company's clinicians and physicians. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with such clients relating to these matters.

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll related taxes, in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. The Company appealed the EDD’s assessment, but on September 5, 2008, made a payment to the EDD in the amount of $2,295 to cease the accrual of interest while the appeal was pending. On March 28, 2012, Staff Care, Inc. and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to Staff Care $2,012 of the $2,295 payment made by the Company on September 5, 2008. As a result, the Company recorded a $2,012 benefit offsetting selling, general and administrative expenses for the year ended December 31, 2012.

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the future years. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2012 are as follows:

	Capital Leases	Operating Leases (1)
Years ending December 31,
2013	$650	$14,124
2014	72	12,476
2015	—	11,810
2016	—	10,720
2017	—	10,559
Thereafter	—	6,180
Total minimum lease payments	$722	$65,869
Less amount representing interest (at rates ranging from 2.0% to 11.2%)	15
Present value of minimum lease payments	707
Less current installments of obligations under capital leases	635
Obligations under capital leases, excluding current installments	$72

(1)	Total future minimum lease payments have not been reduced by minimum sublease rents of $487 expected to be recovered under the operating subleases.

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense under operating leases for continuing operations was $15,187, $15,554, and $13,459 for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense under operating leases for discontinued operations was $96, $1,185 and $362 for the years ended December 31, 2012, 2011 and 2010, respectively.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$226,412	$235,786	$243,912	$247,841	$953,951
Gross profit	$63,214	$66,973	$69,583	$70,627	$270,397
Income (loss) from continuing operations, net of tax	$3,453	$(81)	$5,858	$7,083	$16,313
Income from discontinued operations, net of tax	$823	$—	$—	$—	$823
Net income (loss)	$4,276	$(81)	$5,858	$7,083	$17,136
Basic income (loss) per share from:
Continuing operations	$0.07	$—	$0.13	$0.16	$0.36
Discontinued operations	$0.02	$—	$—	$—	$0.02
Net income (loss)	$0.09	$—	$0.13	$0.16	$0.38
Diluted income (loss) per share from:
Continuing operations	$0.07	$—	$0.12	$0.15	$0.35
Discontinued operations	$0.02	$—	$—	$—	$0.02
Net income (loss)	$0.09	$—	$0.12	$0.15	$0.37

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$215,805	$220,602	$229,006	$222,053	$887,466
Gross profit	$62,700	$60,173	$63,661	$62,785	$249,319
Income from continuing operations, net of tax	$1,716	$612	$1,004	$1,684	$5,016
Income (loss) from discontinued operations, net of tax	$540	$201	$(27,903)	$(4,119)	$(31,281)
Net income (loss)	$2,256	$813	$(26,899)	$(2,435)	$(26,265)
Basic income (loss) per share from:
Continuing operations	$0.04	$0.02	$0.02	$0.04	$0.12
Discontinued operations	$0.01	$—	$(0.69)	$(0.10)	$(0.78)
Net income (loss)	$0.05	$0.02	$(0.67)	$(0.06)	$(0.66)
Diluted income (loss) per share from:
Continuing operations	$0.04	$0.01	$0.02	$0.04	$0.11
Discontinued operations	$0.01	$0.01	$(0.61)	$(0.09)	$(0.68)
Net income (loss)	$0.05	$0.02	$(0.59)	$(0.05)	$(0.57)

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

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule of valuation and qualifying accounts, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Diego, California
February 22, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement under the headings “Election of Directors - Nominees for the Board of Directors,” “Executive Compensation Disclosure - Non-Director Executive Officers,” “Security Ownership and Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Committees of the Board – Audit Committee” to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 24, 2013 (the “2013 Annual Meeting Proxy Statement”).

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer or any person performing similar functions, which we post on our website in the “Corporate Governance” link located at www.amnhealthcare.com/investors. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website. We will provide any person, without charge, a copy of such Code of Ethics upon written request, which may be mailed to 12400 High Bluff Drive, Suite 100, San Diego, California 92130, Attn: Corporate Secretary.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed information related to such procedures.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to the 2013 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines - Director Compensation Table,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2013 Annual Meeting Proxy Statement under the heading “Security Ownership and Other Matters - Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2012 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plan Category
Equity compensation plans approved by security holders	3,432,598	$12.28	1,904,007
Equity compensation plans not approved by security holders (3)	165,527	$4.55	—

Total	3,598,125	$11.93	1,904,007

(1) Includes stock options, stock appreciation rights, restricted stock units and performance restricted stock units. For purposes of this table, we set forth one share of common stock to be issued under the exercise of each stock appreciation right. Because of the nature of a stock appreciation right, the number of shares that are actually issued upon exercise of a stock appreciation right may be more or less than one share of common stock.

(2)
We no longer issue awards under our Stock Option Plan. Under our Equity Plan, as Amended and Restated (the "Equity Plan"), however, we may re-award shares that are forfeited, expired or settled for cash under our Stock Option Plan. Additionally, under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to stock appreciation rights that are not issued in connection with the settlement of the stock appreciation rights on exercise thereof, is made available to be re-awarded. This figure does not include shares underlying our Stock Option Plan or the Equity Plan that are forfeited, canceled or terminated after December 31, 2012. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11, Stock-Based Compensation."

(3)
On occasion, we have made employee award inducement equity grants to key employees outside of the Equity Plan. Although these awards were made outside of the Equity Plan, the key terms and conditions of each grant are the same in all material respects as equity awards made under the Equity Plan. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11, Stock-Based Compensation."

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2013 Annual Meeting Proxy Statement under the headings “Corporate Governance – Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance – Director Independence,” “Corporate Governance – Committees of the Board – Audit Committee,” “Corporate Governance – Committees of the Board – Corporate Governance Committee,” and “Corporate Governance – Committees of the Board – Compensation Committee.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2013 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011and 2010
Notes to Consolidated Financial Statements

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

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 18, 2002).

4.2
Credit Agreement, dated as of April 5, 2012, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O'Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, The MHA Group Inc., Merritt, Hawkins & Associates, AMN Healthcare Allied, Inc., RN Demand, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., National Healthcare Staffing, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012).

4.3
Registration Rights Agreement, dated September 1, 2010, by and among AMN Healthcare Services, Inc. and the stockholders named therein (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 29, 2010, filed with the SEC on September 1, 2010).

Exhibit Number	Description

10.1
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.2
Stock Option Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated herein by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2004).

10.3	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Andrew M. Stern (Management Contract or Compensatory Plan or Arrangement).**

10.4	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement).**

10.5	Stock Option Plan Stock Option Agreement, dated as of May 18, 2004, between the Registrant and Denise L. Jackson (Management Contract or Compensatory Plan or Arrangement).**

10.6
Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between the Registrant and Douglas D. Wheat (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005).

10.7
AMN Healthcare Equity Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 18, 2012, filed with the SEC on April 20, 2012).

10.8	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement).***

10.9	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).***

10.10	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).***

10.11	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).***

10.12
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010).

10.13
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011).

10.14
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 7, 2012).

10.15
AMN Healthcare Services, Inc. Senior Management Bonus Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2012).

10.16
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.17
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.18
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement).****

Exhibit Number	Description

10.19	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).****

10.20	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).****

10.21
Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott, effective as of January 24, 2011 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 3, 2011, filed with the SEC on January 5, 2011).

10.22
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.23
Stockholders Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010 (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*****

101.SCH	XBRL Taxonomy Extension Schema Document.*****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*****

*	Filed herewith.

**	Incorporated by reference to the applicable exhibit of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 11, 2005.

***	Incorporated by reference to the applicable exhibit of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 11, 2005.

****	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008.

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

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 22nd day of February, 2013.

/S/ SUSAN R. SALKA
Susan R. Salka Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/S/ DOUGLAS D. WHEAT
Douglas D. Wheat Director and Chairman of the Board

/S/ MARK G. FOLETTA
Mark G. Foletta Director

/S/ R. JEFFREY HARRIS
R. Jeffrey Harris Director

/S/ MICHAEL M.E. JOHNS
Michael M.E. Johns Director

/S/ MARTHA H. MARSH
Martha H. Marsh Director

/S/ ANDREW M. STERN
Andrew M. Stern Director

/S/ PAUL E. WEAVER
Paul E. Weaver Director

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For Years Ended December 31, 2012, 2011 and 2010
(in thousands)

Allowances for Doubtful Accounts and Sales Credits	Balance at the Beginning of Year	Additions		Deduction (C)	Balance at End of Year
		Expenses and Other Costs (A)	Revenue Reductions (B)
Year ended December 31, 2012	$4,761	$2,353	$4,433	$(6,544)	$5,003
Year ended December 31, 2011	$5,597	$2,776	$1,635	$(5,247)	$4,761
Year ended December 31, 2010	$5,309	$2,123	$1,788	$(3,623)	$5,597

(A)	Includes increases in allowance for doubtful accounts.

(B)	Includes increases in sales allowance for potential credits issued to customers.

(C)	Includes actual write-offs of uncollectible accounts receivable and credits issued for sales adjustments.

See accompanying report of independent registered public accounting firm.