Form 10-Q
period 2013-03-31
AMN HEALTHCARE SERVICES INC
filed 2013-05-03
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No.: 001-16753
____________________

AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)
____________________

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 100 San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519
____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of May 1, 2013, there were 46,038,142 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,939	$5,681
Accounts receivable, net of allowances of $4,509 and $5,003 at March 31, 2013 and December 31, 2012, respectively	156,750	142,510
Accounts receivable, subcontractor	19,332	18,467
Deferred income taxes, net	17,794	18,123
Prepaid and other current assets	21,399	18,963
Total current assets	217,214	203,744
Restricted cash, cash equivalents and investments	18,801	18,861
Fixed assets, net	15,336	14,815
Deposits and other assets	21,186	19,732
Goodwill	123,324	123,324
Intangible assets, net	135,304	136,910
Total assets	$531,165	$517,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,721	$52,619
Accrued compensation and benefits	49,393	49,443
Revolving credit facility	1,000	—
Other current liabilities	7,056	7,463
Total current liabilities	114,170	109,525
Notes payable, less current portion and discount	158,246	158,178
Other long-term liabilities	67,279	67,572
Total liabilities	339,695	335,275
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized (including 5,941 shares of series A conditional convertible preferred stock); none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 45,960 and 45,691 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	460	457
Additional paid-in capital	425,992	424,292
Accumulated deficit	(234,632)	(242,195)
Accumulated other comprehensive loss	(350)	(443)
Total stockholders’ equity	191,470	182,111
Total liabilities and stockholders’ equity	$531,165	$517,386

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Years Ended Three Months Ended March 31,
	2013	2012
Revenue	$252,120	$226,412
Cost of revenue	179,113	163,198
Gross profit	73,007	63,214
Operating expenses:
Selling, general and administrative	53,607	47,176
Depreciation and amortization	3,290	3,695
Total operating expenses	56,897	50,871
Income from operations	16,110	12,343
Interest expense, net	2,859	5,533
Income from continuing operations before income taxes	13,251	6,810
Income tax expense	5,688	3,357
Income from continuing operations	7,563	3,453
Income from discontinued operations, net of tax	—	823
Net income	$7,563	$4,276
Basic income per common share from:
Continuing operations	$0.17	$0.07
Discontinued operations	—	0.02
Net income	$0.17	$0.09
Diluted income per common share from:
Continuing operations	$0.16	$0.07
Discontinued operations	—	0.02
Net income	$0.16	$0.09
Weighted average common shares outstanding:
Basic	45,813	40,576
Diluted	47,679	46,164

Other comprehensive income (loss) - foreign currency translation	93	(43)
Comprehensive income	$7,656	$4,233

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	45,691	$457	$424,292	$(242,195)	$(443)	$182,111
Equity awards vested and issued and exercised	269	3	(695)	—	—	(692)
Income tax benefit from equity awards vested and issued and exercised	—	—	693	—	—	693
Stock-based compensation	—	—	1,702	—	—	1,702
Comprehensive income				7,563	93	7,656
Balance, March 31, 2013	45,960	$460	$425,992	$(234,632)	$(350)	$191,470

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Years Ended Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,563	$4,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,290	3,695
Non-cash interest expense	295	1,152
Increase in allowances for doubtful accounts and sales credits	1,102	2,006
Provision for deferred income taxes	1,023	3,060
Stock-based compensation	1,702	1,432
Excess tax benefits from share-based compensation	(704)	(6)
Gain on sale of discontinued operations	—	(1,187)
Loss on disposal or sale of fixed assets	8	—
Changes in assets and liabilities, net of effects from divestiture:
Accounts receivable, net	(15,342)	3,033
Accounts receivable, subcontractor	(865)	(843)
Prepaid expenses and other current assets	(2,436)	(5,267)
Deposits and other assets	(1,608)	(1,377)
Accounts payable and accrued expenses	4,102	1,608
Accrued compensation and benefits	(50)	68
Other liabilities	(779)	(2,097)
Net cash (used in) provided by operating activities	(2,699)	9,553

Cash flows from investing activities:
Purchase and development of fixed assets	(2,215)	(1,001)
Proceeds from sales of assets held for sale	—	8,350
Change in restricted cash, cash equivalents and investments balance	60	3
Net cash (used in) provided by investing activities	(2,155)	7,352

Cash flows from financing activities:
Capital lease repayments	(158)	(168)
Proceeds from revolving credit facility	1,000	—
Payments on revolving credit facility	—	(3,000)
Payments on notes payable	—	(9,815)
Proceeds from exercise of equity awards	711	—
Cash paid for shares withheld for taxes	(1,403)	(656)
Excess tax benefits from share-based compensation	704	6
Change in bank overdraft	165	(2,290)
Net cash provided by (used in) financing activities	1,019	(15,923)
Effect of exchange rate changes on cash	93	(43)
Net (decrease) increase in cash and cash equivalents	(3,742)	939
Cash and cash equivalents at beginning of year	5,681	3,962
Cash and cash equivalents at end of year	$1,939	$4,901

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $24 and $9 capitalized for the three months ended March 31, 2013 and 2012, respectively)	$2,399	$4,520
Cash paid for income taxes	$4,876	$116
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013.
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
Certain amounts in the unaudited condensed consolidated financial statements for the three months ended March 31, 2012 have been reclassified to conform to the three months ended March 31, 2013 presentation.
Recently Adopted Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance effective January 1, 2013 and such adoption did not have a material effect on its unaudited condensed consolidated financial statements.

2. DISCONTINUED OPERATIONS
In January 2012, the Company completed the sale of its home healthcare services segment and the related results of operations have been classified as discontinued operations for the three months ended March 31, 2012. The following table represents the revenue and the components of discontinued operations, net of tax:

Three months ended March 31, 2012
Revenue	$3,885

Loss before income taxes	(547)
Income tax benefit	183
Loss from discontinued operations	(364)

Gain on sale of discontinued operations, before income taxes	3,825
Income tax expense	(2,638)
Gain on sale of discontinued operations	1,187

Total income from discontinued operations	$823

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians and physicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $19,882 and $18,129, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2013 and consolidated balance sheet as of December 31, 2012.

4. NET INCOME PER COMMON SHARE
Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to these participating securities and excluded from the calculation of basic net income per common share. On December 21, 2012, all outstanding shares of Preferred Stock were converted into shares of common stock. Diluted net income per common share reflects the effects of potentially dilutive stock-based equity instruments and common stock issuable upon conversion of the Preferred Stock.
Stock-based awards to purchase 308 and 2,078 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$7,563	$3,453
Income from discontinued operations, net of tax	—	823
Net income	$7,563	$4,276

Less: Allocation to participating securities - from continuing operations	—	(362)
Allocation to participating securities - from discontinued operations	—	(86)
Total allocation to participating securities	—	(448)
Net income attributable to common stockholders - basic	$7,563	$3,828

Basic income per common share from:
Continuing operations	$0.17	$0.07
Discontinued operations	—	0.02
Net income	$0.17	$0.09
Diluted income per common share from:
Continuing operations	$0.16	$0.07
Discontinued operations	—	0.02
Net income	$0.16	$0.09
Weighted average common shares outstanding—basic	45,813	40,576
Plus dilutive effect of potential common shares	1,866	5,588
Weighted average common shares outstanding—diluted	47,679	46,164

5. SEGMENT INFORMATION
The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.
The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from continuing operations before depreciation, amortization of intangible assets, stock-based compensation expense and other unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2013	2012
Revenue
Nurse and allied healthcare staffing	$176,765	$153,886
Locum tenens staffing	65,456	63,509
Physician permanent placement services	9,899	9,017
	$252,120	$226,412
Segment Operating Income
Nurse and allied healthcare staffing	$22,474	$17,077
Locum tenens staffing	4,892	4,416
Physician permanent placement services	2,241	1,706
	29,607	23,199
Unallocated corporate overhead	8,505	5,732
Depreciation and amortization	3,290	3,695
Stock-based compensation	1,702	1,429
Interest expense, net	2,859	5,533
Income from continuing operations before income taxes	$13,251	$6,810

6. FAIR VALUE MEASUREMENT

The authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments and the Company’s investments associated with its deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,166	$18,166	$—	$—
Trading securities investment	—	—	—	—
Total financial assets measured at fair value	$18,166	$18,166	$—	$—

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,298	$18,298	$—	$—
Trading securities investment	42	42	—	—
Total financial assets measured at fair value	$18,340	$18,340	$—	$—

Non-financial assets and liabilities

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and indefinite-lived intangible assets accounted for pursuant to accounting guidance on goodwill and other intangible assets.

The Company evaluates goodwill at the reporting unit level and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determined the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs.

The Company performed the annual impairment testing at October 31, 2012, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2012 that indicate impairment may have occurred. The Company did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012 and March 31, 2013.

7. INCOME TAXES
The Company currently estimates its annual effective income tax rate be approximately 42.3% (expense) for 2013, as compared to the 40.3% effective income tax rate from continuing operations in 2012. The difference in effective tax rates for 2012 and the forecasted rate for 2013 is primarily due to the relationship of pre-tax income to permanent differences.
 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Significant differences between pre-tax income and taxable income for recent years are related to goodwill impairment and other permanent differences. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
 The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2013, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the years 2007, 2008, 2009 and 2010. Carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS or state authorities if they either have been or will be utilized in a future period. The IRS has substantially completed its exam and the Company has received three final Notices of Proposed Adjustment (“NOPA”). The Company does not anticipate the receipt of any additional NOPAs related to income and non-income tax issues related to the current exam. Based upon its analysis of the NOPA information received, the Company continues to believe its reserve for unrecognized tax benefits and contingent tax issues is adequate and intends to vigorously contest all proposals set forth in the NOPA’s. The Company does not foresee material changes to its gross uncertain tax liability within the next twelve months.

8. COMMITMENTS AND CONTINGENCIES: LEGAL
 The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. The most significant matter of which the Company is currently the defendant is a class action related to wage and hour claims for which the Company has accrued an immaterial amount for potential losses at March 31, 2013. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The range of reasonably possible losses for such matters cannot be estimated at this stage and could differ materially from amounts already accrued by the Company. Management is currently not aware of any other pending or threatened litigation that it believes is reasonably possible to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s clinicians and physicians. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with such clients relating to these matters.

9. SUBSEQUENT EVENTS
In April 2012, the Company entered into a Credit Agreement that provides two credit facilities (the “Credit Facilities”), including (A) a $50,000 revolving credit facility (the “Revolver”) and (B) a $200,000 face value secured term loan credit facility, net of unamortized original issue discount of $2,000 (the “Term Loan”). The Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) with the lenders under the Credit Facilities, which went into effect on April 9, 2013.
Among other things, the First Amendment amends the Credit Agreement as follows:

•
Reduction in the Interest Rate on the Revolver. Under the original Credit Agreement, borrowings under the Revolver bore interest at floating rates based upon either a LIBOR or a base rate option selected by the Company, plus a spread of 3.75% to 4.25% (the “LIBOR Loan Spread”) and 2.75% to 3.25% (the “Base Rate Loan Spread”), respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio (as defined in the Credit Agreement). The First Amendment reduces each of the Revolver LIBOR Loan Spread and the Revolver Base Rate Loan Spread by 150 basis points, to 2.25% to 2.75% and 1.25% to 1.75%, respectively.

•
Reduction in the Interest Rate on the Term Loan. Under the original Credit Agreement, borrowings under the Term Loan bore interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by the Company, plus a LIBOR Loan Spread of 4.50% to 4.75% and a Base Rate Loan Spread of 3.50% to 3.75%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio. The First Amendment reduces each of the Term Loan LIBOR Loan Spread and the Term Loan Base Rate Loan Spread by 150 to 175 basis points (depending on the original Credit Agreement Consolidated Leverage Ratio step) to 3.00% and 2.00%, respectively. It also reduces the LIBOR floor by 50 basis points, from 1.25% to 0.75%.

•
Increased Sublimit for the Issuance of Letter of Credit. The original Credit Agreement provided for a $20,000 sublimit for the issuance of letters of credit under the Revolver. The First Amendment increases the sublimit to $30,000.

In connection with the First Amendment, the Company incurred approximately $935 in deferred financing fees, of which $364 will be capitalized and amortized to interest expense over the remaining term of the Credit Agreement and the remaining amount will be recorded as interest expense in April 2013. In addition, the Company expects to write off to interest expense $434 of unamortized deferred financing fees and original issue discount in April 2013 resulting from the First Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 22, 2013 (“2012 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, recruitment process outsourcing, and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and healthcare staffing services to manage their temporary and permanent clinical workforce needs in an economically beneficial manner. Our managed services program enables healthcare organizations to increase their efficiency by managing all of their clinical supplemental workforce needs through one company.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the three months ended March 31, 2013, we recorded revenue of $252.1 million, as compared to $226.4 million for the same period last year. We recorded net income of $7.6 million, as compared to $4.3 million for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 70% and 68% of total consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 26% and 28% of total consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and clinicians are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year. We also provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the three months ended March 31, 2013 and 2012. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

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
Recent Trends

Demand has rebounded in the travel nurse business from its low point in 2009, but still remains well below levels experienced in 2007 through 2008. After increasing throughout 2012 and into the first couple of months of 2013, demand began declining at the end of the first quarter and into the beginning of the second quarter. Although overall demand is down, similar to the prior year, orders are spread across a broad base of clients and geographies. We continue to see clients migrate to managed services program relationships, and during the first quarter of 2013, revenue from these contracts represented approximately one-third of our nurse and allied healthcare staffing business, a substantial increase from 1% in 2008. As a result of these managed services relationships, we have an improved ability to fill more of the demand and create operational efficiencies.

Within the allied staffing business, demand was strong in our therapy business throughout the first three quarters of 2012. Since the fourth quarter of 2012, however, we are experiencing a significant reduction in therapy demand due to a variety of legislative changes in Medicare reimbursement. Our managed services program clients as well as our ability to shift our sales resources to other specialties have mitigated the financial impact of the reduced demand.

In our locum tenens staffing segment, we are seeing strong market demand in our primary care, hospitalist, emergency medicine, and advance practice mid level specialties, but continue to experience weaker demand in the anesthesia and radiology specialties. We are achieving improved bill rates but our bill to pay spreads have recently incurred slight pressure as pay rates have risen at an increased pace. Our volume and fill rates are increasing but we continue to lag market growth rates.

Throughout 2012 and in the first quarter of 2013, we saw increased demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing those searches, which has translated into revenue growth.

 Critical Accounting Policies and Estimates

Our critical accounting principles and estimates remain consistent with those reported in our 2012 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed statements of income data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2013	2012
Unaudited Condensed Consolidated Statements of Income:
Revenue	100.0%	100.0%
Cost of revenue	71.0	72.1
Gross profit	29.0	27.9
Selling, general and administrative	21.3	20.8
Depreciation and amortization	1.3	1.6
Income from operations	6.4	5.5
Interest expense, net	1.1	2.5
Income from continuing operations before income taxes	5.3	3.0
Income tax expense	2.3	1.5
Income from continuing operations	3.0	1.5
Income from discontinued operations, net of tax	—	0.4
Net income	3.0%	1.9%

Comparison of Results for the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenue.    Revenue increased 11% to $252.1 million for the three months ended March 31, 2013 from $226.4 million for the same period in 2012, primarily due to higher revenue in the nurse and allied healthcare staffing segment.

Nurse and allied healthcare staffing segment revenue increased 15% to $176.8 million for the three months ended March 31, 2013 from $153.9 million for the same period in 2012. The increase was primarily attributable to a 14% increase in the average number of clinicians on assignment, which was partially driven by the increased volume of electronic medical record engagements during the quarter, with the remainder of the increase due primarily to a combination of an increase in bill rates and mix shift to higher bill rate specialties during the three months ended March 31, 2013.

Locum tenens staffing segment revenue increased 3% to $65.5 million for the three months ended March 31, 2013 from $63.5 million for the same period in 2012. The increase was primarily attributable to an increase in the average bill rate across most specialties during the three months ended March 31, 2013.
Physician permanent placement services segment revenue increased 10% to $9.9 million for the three months ended March 31, 2013 from $9.0 million for the same period in 2012. The increase was primarily due to the increase in active searches and placements during the three months ended March 31, 2013.

Cost of Revenue.    Cost of revenue increased 10% to $179.1 million for the three months ended March 31, 2013 from $163.2 million for the same period in 2012. The increase was primarily due to an increase in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment, partially offset by a $1.2 million actuarial-based workers compensation benefit recorded in the nurse and allied healthcare staffing segment during the three months ended March 31, 2013.

Nurse and allied healthcare staffing segment cost of revenue increased 13% to $128.2 million for the three months ended March 31, 2013 from $113.3 million for the same period in 2012. The increase was primarily attributable to a 14% increase in the average number of clinicians on assignment for the three months ended March 31, 2013.

 Locum tenens staffing segment cost of revenue increased 2% to $47.2 million for the three months ended March 31, 2013 from $46.3 million for the same period in 2012. The increase was primarily attributable to the increase in pay rates to the locum tenens providers.

Physician permanent placement services segment cost of revenue increased slightly to $3.7 million for the three months ended March 31, 2013 from $3.6 million for the same period in 2012 primarily due to increases in recruiter compensation.

Gross Profit.    Gross profit increased 15% to $73.0 million for the three months ended March 31, 2013 from $63.2 million for the same period in 2012, representing gross margins of 29.0% and 27.9%, respectively. The increase in gross margin was primarily due to an increase in gross margin in the locum tenens staffing segment resulting from higher bill to pay spreads and a $1.2 million actuarial-based workers compensation benefit recorded in the nurse and allied healthcare staffing segment during the three months ended March 31, 2013. Gross margin by reportable segment for the three months ended March 31,

2013 and 2012 was 27.5% and 26.4% for nurse and allied healthcare staffing, 27.9% and 27.1% for locum tenens staffing, 62.6% and 59.5% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $53.6 million, representing 21.3% of revenue, for the three months ended March 31, 2013, as compared to $47.2 million, representing 20.8% of revenue, for the same period in 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business and a $2.0 million refund received from the California Employment Development Department during the three months ended March 31, 2012 in connection with the settlement of a prior period assessment. The increases were partially offset by improved operating leverage during the three months ended March 31, 2013. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and stock-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2013	2012
Nurse and allied healthcare staffing	$26,076	$23,533
Locum tenens staffing	13,370	12,827
Physician permanent placement services	3,954	3,655
Unallocated corporate overhead	8,505	5,732
Stock-based compensation	1,702	1,429
	$53,607	$47,176
Depreciation and Amortization Expenses.    Amortization expense decreased 11% to $1.6 million for the three months ended March 31, 2013 from $1.8 million for the same period in 2012, with the decrease primarily attributable to having more intangible assets fully amortized during the three months ended March 31, 2013. Depreciation expense decreased 11% to $1.7 million for the three months ended March 31, 2013 from $1.9 million for the same period in 2012, with the decrease primarily attributable to having more fixed assets fully depreciated during the three months ended March 31, 2013.

Interest Expense, Net.    Interest expense, net, was $2.9 million for the three months ended March 31, 2013 as compared to $5.5 million for the same period in 2012. The decrease was primarily attributable to a lower average debt outstanding balance and lower interest rate for the three months ended March 31, 2013.

Income Tax Expense.    We recorded an income tax expense of $5.7 million for the three months ended March 31, 2013 as compared to $3.4 million from continuing operations for the same period in 2012, reflecting effective income tax rates of 42.9% and 49.3% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. We currently estimate our annual effective income tax rate to be approximately 42.3% (expense) for 2013. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7, Income Taxes.”

Income From Discontinued Operations.     We completed the sale of our home healthcare services segment in January 2012 and recorded its result of operations as discontinued operations for the three months ended March 31, 2012. For the three months ended March 31, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2013	2012

Net cash (used in) provided by operating activities	$(2,699)	$9,553
Net cash (used in) provided by investing activities	(2,155)	7,352
Net cash provided by (used in) financing activities	1,019	(15,923)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At March 31, 2013, there were $158.2 million of Term Loan, net of discount, and $1.0 million under the Revolver outstanding under our Credit Facilities with $35.4 million of available credit under the Revolver.

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

Operating Activities

Net cash used in operations for three months ended March 31, 2013 was $2.7 million, compared to $9.6 million net cash provided by operations for the same period in 2012. During the three months ended March 31, 2013, we made $4.9 million in tax payments primarily related to first quarter 2013 estimated income tax due. In addition, our cash collections were impacted by the increased volume of electronic medical record project staffing activity in the quarter which typically has a slower payment cycle, and higher revenue later in the quarter which will be collected during the second quarter. Our Days Sales Outstanding (“DSO”) was 56 days at March 31, 2013. DSO was 53 days and 57 days at December 31, 2012 and March 31, 2012, respectively.

Investing Activities

Net cash used in investing activities for three months ended March 31, 2013 was $2.2 million, compared to net cash proceeds provided in the amount of $7.4 million for the same period in 2012. The change was primarily related to the proceeds from the sale of our home healthcare services segment during the three months ended March 31, 2012.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 was $1.0 million. Net cash used in financing activities during the three months ended March 31, 2012 was $15.9 million, primarily due to paying down our then-existing debt during the period.

Credit Agreement

  Our Credit Agreement provides our two “Credit Facilities,” which include (A) the Revolver and (B) the Term Loan. The Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The Revolver is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At March 31, 2013, the aggregate outstanding principal amount of the Term Loan (including both the current and long-term portions), net of discount, was $158.2 million.
The Revolver carries an unused fee of 0.5% per annum. There are no mandatory reductions associated with the Revolver. At March 31, 2013, there was $1.0 million outstanding under the Revolver. At December 31, 2012, there was no amount outstanding under the Revolver.

The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. The voluntary prepayments we made during 2012 satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the remaining term of the Credit Agreement.
The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio. We were in compliance with these requirements as of March 31, 2013.
We entered into the First Amendment, which became effective on April 9, 2013. For more detail regarding the terms of the First Amendment, please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)—-Notes to Unaudited Condensed Consolidated Financial Statements—Note 9, Subsequent Events.”

Letters of Credit

At March 31, 2013, we maintained outstanding standby letters of credit totaling $31.7 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $31.7 million outstanding letters of credit, we have cash collateralized $18.2 million and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2012 totaled $31.9 million.

Off-Balance Sheet and Other Financing Arrangements

At March 31, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our clients and due to the seasonal preferences for destinations of our clinicians and physicians, revenue, earnings and the number of clinicians and physicians on assignment are subject to moderate seasonal fluctuations.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2012 Annual Report and include but are not limited to:

•	the effects of economic downturns or slow recoveries, which could result in less demand for our services;

•	any inability on our part to maintain our clients and secure new ones and to fill new and profitable orders and searches for our clients;

•	the level of consolidation and concentration of buyers of healthcare staffing services, which could affect the pricing of our services and our ability to mitigate risk;

•	any inability on our part to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, or to client needs;

•	the ability of our clients to retain and increase the productivity of their permanent staff, which may negatively affect the demand for our services;

•
our ability to grow and operate our business in compliance with employment laws and other legislation, laws and regulations that may directly or indirectly affect us, such as Medicare certification and reimbursement, professional licensure, government contracting requirements, the Patient Protection and Affordable Care Act and other state or federal healthcare reform legislation;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the effect of medical malpractice, employment and wage regulation and other claims asserted against us, which could subject us to substantial liabilities;

•	any inability on our part to implement new operating and back office systems effectively;

•	the effect of technology disruptions and obsolescence, which may negatively affect our business operations;

•	any inability on our part to recruit and retain sufficient quality clinicians and physicians at reasonable costs;

•	any inability on our part to properly screen and match quality clinicians and physicians with suitable placements;

•	any inability on our part to successfully attract and retain a sufficient number of quality sales and operational personnel;

•	the loss of our key officers and management personnel;

•	any inability on our part to maintain at reasonable costs the positive brand identities we have developed and acquired;

•	any recognition by us of an impairment to goodwill or indefinite lived intangibles;

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
During the three months ended March 31, 2013, our primary exposure to market risk was interest rate risk associated with our debt instruments. During the three months ended March 31, 2013, borrowings under the Term Loan bore interest at floating rates based upon either a LIBOR (with a floor of 1.25%) or a base rate option selected by us, plus a spread of 4.50% to 4.75% and 3.50% to 3.75%, respectively. A 1% change in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2013.
Our international operations create exposure to foreign currency exchange rate risks. We believe that our foreign currency risk is immaterial.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there has been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

4.1
First Amendment to Credit Agreement, dated as of February 28, 2013, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.*

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Adjusted EBITDA Margin) (Management Contract or Compensation Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

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

Date: May 3, 2013

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: May 3, 2013

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)