Form 10-Q
period 2013-06-30
AMN HEALTHCARE SERVICES INC
filed 2013-08-02
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 31, 2013, there were 45,961,566 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,519	$5,681
Accounts receivable, net of allowances of $4,338 and $5,003 at June 30, 2013 and December 31, 2012, respectively	149,798	142,510
Accounts receivable, subcontractor	15,728	18,467
Deferred income taxes, net	18,683	18,123
Prepaid and other current assets	15,502	18,963
Total current assets	210,230	203,744
Restricted cash, cash equivalents and investments	20,960	18,861
Fixed assets, net	16,826	14,815
Deposits and other assets	22,536	19,732
Goodwill	123,324	123,324
Intangible assets, net	133,708	136,910
Total assets	$527,584	$517,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,374	$52,619
Accrued compensation and benefits	46,871	49,443
Current portion of notes payable	5,000	—
Other current liabilities	6,924	7,463
Total current liabilities	111,169	109,525
Notes payable, less current portion and discount	148,524	158,178
Other long-term liabilities	69,967	67,572
Total liabilities	329,660	335,275
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized (including 5,941 shares of series A conditional convertible preferred stock); none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,166 shares issued and 45,962 shares outstanding at June 30, 2013; 45,691 shares issued and outstanding at December 31, 2012	462	457
Additional paid-in capital	427,119	424,292
Treasury stock, at cost (204 and 0 shares at June 30, 2013 and December 31, 2012, respectively)	(3,046)	—
Accumulated deficit	(226,233)	(242,195)
Accumulated other comprehensive loss	(378)	(443)
Total stockholders’ equity	197,924	182,111
Total liabilities and stockholders’ equity	$527,584	$517,386

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$253,943	$235,786	$506,063	$462,198
Cost of revenue	179,530	168,813	358,643	332,011
Gross profit	74,413	66,973	147,420	130,187
Operating expenses:
Selling, general and administrative	54,551	50,304	108,158	97,480
Depreciation and amortization	3,240	3,552	6,530	7,247
Total operating expenses	57,791	53,856	114,688	104,727
Income from operations	16,622	13,117	32,732	25,460
Interest expense, net	3,130	13,590	5,989	19,123
Income (loss) from continuing operations before income taxes	13,492	(473)	26,743	6,337
Income tax expense (benefit)	5,093	(392)	10,781	2,965
Income (loss) from continuing operations	8,399	(81)	15,962	3,372
Income from discontinued operations, net of tax	—	—	—	823
Net income (loss)	$8,399	$(81)	$15,962	$4,195
Basic income (loss) per common share from:
Continuing operations	$0.18	$0.00	$0.35	$0.07
Discontinued operations	0.00	0.00	0.00	0.02
Net income (loss)	$0.18	$0.00	$0.35	$0.09
Diluted income (loss) per common share from:
Continuing operations	$0.18	$0.00	$0.33	$0.07
Discontinued operations	0.00	0.00	0.00	0.02
Net income (loss)	$0.18	$0.00	$0.33	$0.09
Weighted average common shares outstanding:
Basic	46,039	40,810	45,927	40,695
Diluted	47,837	40,810	47,759	46,317

Other comprehensive income (loss) - foreign currency translation	(28)	33	65	(10)
Comprehensive income (loss)	$8,371	$(48)	$16,027	$4,185

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	45,691	$457	$424,292	$—	$(242,195)	$(443)	$182,111
Settlement of acquisition share holdback	—	—	—	(3,046)	—	—	(3,046)
Equity awards vested and issued and exercised	475	5	(1,775)	—	—	—	(1,770)
Income tax benefit from equity awards vested and issued and exercised	—	—	1,422	—	—	—	1,422
Share-based compensation	—	—	3,180	—	—	—	3,180
Comprehensive income	—	—	—	—	15,962	65	16,027
Balance, June 30, 2013	46,166	$462	$427,119	$(3,046)	$(226,233)	$(378)	$197,924

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,962	$4,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,530	7,247
Non-cash interest expense	1,110	1,545
Loss on debt extinguishment	—	9,815
Increase in allowances for doubtful accounts and sales credits	1,648	3,453
Provision for deferred income taxes	862	1,327
Share-based compensation	3,180	3,009
Excess tax benefits from share-based compensation	(1,431)	(11)
Holdback settlement in equity from prior acquisition	(3,046)	—
Gain on sale of discontinued operations	—	(1,187)
Loss on disposal or sale of fixed assets	8	14
Changes in assets and liabilities, net of effects from divestiture:
Accounts receivable, net	(8,936)	6,666
Accounts receivable, subcontractor	2,739	501
Prepaid expenses and other current assets	3,461	(3,020)
Deposits and other assets	(3,056)	(857)
Accounts payable and accrued expenses	327	925
Accrued compensation and benefits	(2,572)	(626)
Other liabilities	1,886	(2,446)
Restricted cash, cash equivalents and investments balance	(2,150)	—
Net cash provided by operating activities	16,522	30,550

Cash flows from investing activities:
Purchase and development of fixed assets	(5,348)	(2,210)
Proceeds from sales of assets held for sale	—	8,622
Change in restricted cash, cash equivalents and investments balance	51	(91)
Net cash (used in) provided by investing activities	(5,297)	6,321

Cash flows from financing activities:
Capital lease repayments	(318)	(330)
Proceeds from revolving credit facility	1,000	—
Payments on revolving credit facility	(1,000)	(3,000)
Repayments of prior notes payable	—	(206,500)
Payments on term loan credit facility	(5,000)	(4,380)
Proceeds from term loan credit facility, net of discount	—	198,000
Payment of financing costs	(935)	(3,898)
Prepayment penalty associated with the prior credit facilities	—	(1,200)
Proceeds from exercise of equity awards	767	—
Cash paid for shares withheld for taxes	(2,537)	(843)
Excess tax benefits from share-based compensation	1,431	11
Change in bank overdraft	140	(3,185)
Net cash used in financing activities	(6,452)	(25,325)
Effect of exchange rate changes on cash	65	(10)
Net increase in cash and cash equivalents	4,838	11,536
Cash and cash equivalents at beginning of period	5,681	3,962
Cash and cash equivalents at end of period	$10,519	$15,498

	Six Months Ended June 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $43 and $20 capitalized for the six months ended June 30, 2013 and 2012, respectively)	$4,233	$8,067
Cash paid for income taxes	$9,345	$314
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
Certain amounts in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 have been reclassified to conform to the three and six months ended June 30, 2013 presentation.
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

2. DISCONTINUED OPERATIONS
In January 2012, the Company completed the sale of its home healthcare services segment and the related results of operations have been classified as discontinued operations for the six months ended June 30, 2012. The following table represents the revenue and the components of discontinued operations, net of tax:

Six months ended June 30, 2012
Revenue	$3,885

Loss before income taxes	(547)
Income tax benefit	183
Loss from discontinued operations	(364)

Gain on sale of discontinued operations, before income taxes	3,825
Income tax expense	(2,638)
Gain on sale of discontinued operations	1,187

Total income from discontinued operations	$823

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians and physicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $14,909 and $18,129, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2013 and consolidated balance sheet as of December 31, 2012.

4. NET INCOME (LOSS) PER COMMON SHARE
Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”) that were outstanding during the three and six months ended June 30, 2012, were considered to be participating securities and the two-class method was used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income was allocated to these participating securities and excluded from the calculation of basic net income per common share. On December 21, 2012, all outstanding shares of Preferred Stock were converted into shares of common stock. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments and common stock issuable upon conversion of the Preferred Stock.
Share-based awards to purchase 334 and 321 shares of common stock for the three and six months ended June 30, 2013, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive. Share-based awards to purchase 2,265 shares of common stock for the six months ended June 30, 2012, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$8,399	$(81)	$15,962	$3,372
Income from discontinued operations, net of tax	—	—	—	823
Net income (loss)	$8,399	$(81)	$15,962	$4,195

Less: Allocation to participating securities - from continuing operations	—	—	—	(352)
Allocation to participating securities - from discontinued operations	—	—	—	(86)
Total allocation to participating securities	—	—	—	(438)
Net income (loss) attributable to common stockholders - basic	$8,399	$(81)	15,962	3,757

Basic income (loss) per common share from:
Continuing operations	$0.18	$0.00	$0.35	$0.07
Discontinued operations	0.00	0.00	0.00	0.02
Net income (loss)	$0.18	$0.00	$0.35	$0.09
Diluted income (loss) per common share from:
Continuing operations	$0.18	$0.00	$0.33	$0.07
Discontinued operations	0.00	0.00	0.00	0.02
Net income (loss)	$0.18	$0.00	$0.33	$0.09

Weighted average common shares outstanding—basic	46,039	40,810	45,927	40,695
Plus dilutive effect of potential common shares	1,798	—	1,832	5,622
Weighted average common shares outstanding—diluted	47,837	40,810	47,759	46,317

5. SEGMENT INFORMATION
The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.
The Company’s management relies on internal management reporting processes that provide revenue and operating income by reportable segment for making financial decisions and allocating resources. Segment operating income includes income from continuing operations before depreciation, amortization of intangible assets, share-based compensation expense, interest expense (net) and other unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Nurse and allied healthcare staffing	$170,138	$158,615	$346,903	$312,501
Locum tenens staffing	72,708	67,592	138,164	131,101
Physician permanent placement services	11,097	9,579	20,996	18,596
	$253,943	$235,786	$506,063	$462,198
Segment Operating Income
Nurse and allied healthcare staffing	$20,128	$18,444	$42,602	$35,521
Locum tenens staffing	4,908	6,091	9,800	10,507
Physician permanent placement services	2,289	1,890	4,530	3,596
	27,325	26,425	56,932	49,624
Unallocated corporate overhead	5,985	8,179	14,490	13,911
Depreciation and amortization	3,240	3,552	6,530	7,247
Share-based compensation	1,478	1,577	3,180	3,006
Interest expense, net	3,130	13,590	5,989	19,123
Income (loss) from continuing operations before income taxes	$13,492	$(473)	$26,743	$6,337

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
Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments and the Company’s investments associated with its deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$17,816	$17,816	$—	$—
Trading securities investment	584	584	—	—
Total financial assets measured at fair value	$18,400	$18,400	$—	$—

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,298	$18,298	$—	$—
Trading securities investment	42	42	—	—
Total financial assets measured at fair value	$18,340	$18,340	$—	$—

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

The Company performed the annual impairment testing at October 31, 2012, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2012 that indicate impairment may have occurred. The Company did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012 and June 30, 2013.

7. INCOME TAXES
The Company currently estimates its annual effective income tax rate will be approximately 39.9% for 2013, as compared to the 40.3% effective income tax rate from continuing operations in 2012. The difference in effective tax rates for 2012 and the forecasted rate for 2013 is primarily due to the relationship of pre-tax income to permanent differences.
 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Significant differences between pre-tax income and taxable income for recent years are related to goodwill impairment and other permanent differences. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
 The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2013, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.
The Internal Revenue Service ("IRS") has issued a Revenue Agent Report (RAR) to the Company related to its recently completed tax examination. The RAR seeks adjustments to the Company's taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006. The adjustments to the Company's taxable income relate to the proposed disallowance of certain per diems paid to our clinicians and locum tenens providers on the Company's income tax return. Concurrent with the RAR, the Company received an Employment Tax Examination Report (ETER) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other and thus the Company is unable to determine any reasonable range of potential claim at this time.
The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate. Notwithstanding, the Company could adjust its provision for income taxes and or contingent tax liability based on future developments.

8. NOTES PAYABLE AND RELATED CREDIT AGREEMENT
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
Among other things, the First Amendment amends the Credit Agreement as follows:

•
Reduction in the Interest Rate on the Revolver. Under the original Credit Agreement, borrowings under the Revolver bore interest at floating rates based upon either a LIBOR or a base rate option selected by the Company, plus a spread (the “LIBOR Loan Spread”) of 3.75% to 4.25% and a spread (the “Base Rate Loan Spread”) of 2.75% to 3.25%, respectively, in each case, as specifically determined quarterly based upon the Company’s then-existing consolidated leverage ratio (as defined in the Credit Agreement). The First Amendment reduces each of the Revolver LIBOR Loan Spread and the Revolver Base Rate Loan Spread by 150 basis points, to 2.25% to 2.75% and 1.25% to 1.75%, respectively.

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

In connection with the First Amendment, the Company incurred $935 in deferred financing fees, of which $364 were capitalized and are amortized to interest expense over the remaining term of the Credit Agreement and the remaining amount was recorded as interest expense in April 2013. In addition, in April 2013, the Company wrote off to interest expense $434 of unamortized deferred financing fees and original issue discount resulting from the First Amendment.

9. COMMITMENTS AND CONTINGENCIES: LEGAL
 The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. The most significant matter of which the Company is currently the defendant is a class action related to wage and hour claims. In the second quarter of 2013, the Company reached a settlement with the plaintiffs in such action (and a related action) for an immaterial amount, which settlement is subject to the approval of the Court. At June 30, 2013, the Company had fully reserved for the settlement of such action, which was included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet at June 30, 2013, a majority of which had been accrued in prior periods.
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

10. TREASURY STOCK
In connection with the 2010 acquisition of NF Investors, Inc., a Delaware corporation ("NFI"), the parent company of Medfinders, 457 shares of the Company's common stock remained in escrow as of December 31, 2012 for potential Company indemnification claims. During the second quarter of 2013, the Company and former NFI selling shareholders agreed to release all 457 shares in escrow as follows: 1) 204 shares were returned to the Company for settlement of certain indemnification claims, which have been recorded as a $3,046 benefit offsetting selling, general and administrative expenses for the three and six months ended June 30, 2013 and classified as treasury stock on the unaudited condensed consolidated balance sheet at June 30, 2013; and 2) the remaining 253 shares were released from escrow to the former NFI selling shareholders.

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

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the three months ended June 30, 2013, we recorded revenue of $253.9 million, as compared to $235.8 million for the same period last year. For the three months ended June 30, 2013, we recorded net income of $8.4 million, as compared to a net loss of $(0.08) million for the same period last year. For the six months ended June 30, 2013, we recorded revenue of $506.1 million, as compared to $462.2 million for the same period last year. For the six months ended June 30, 2013, we recorded net income of $16.0 million, as compared to net income of $4.2 million for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 69% and 68% of total consolidated revenue for the six months ended June 30, 2013 and 2012, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 27% and 28% of total consolidated revenue for the six months ended June 30, 2013 and 2012, respectively. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and clinicians are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year. We also provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the six months ended June 30, 2013 and 2012. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

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
Recent Trends
While we are experiencing demand growth in certain specialties in our nurse and allied healthcare staffing segment, demand in our nursing business is currently trending at levels consistent with prior year. We believe the lack of demand growth is resulting from a combination of factors including weaker inpatient hospital admissions, reimbursement cuts from Federal sequestration, and tight spending controls from hospitals due to the uncertainty of near-term impacts from implementation of the Patient Protection and Affordable Care Act. Since the fourth quarter of 2012 we have experienced a significant reduction in therapy demand due to a variety of legislative changes in Medicare reimbursement. Our managed services program clients as well as our ability to shift our sales resources to other specialties have mitigated the financial impact of the reduced therapy demand. Orders are spread across a broad base of clients and geographies. We continue to see clients migrate to managed services program relationships, and during the six months ended June 30, 2013, revenue from these contracts represented approximately one-third of our nurse and allied healthcare staffing business, a substantial increase from 1% in 2008. As a result of these managed services relationships, we have an improved ability to fill more of the demand and create operational efficiencies.
In our locum tenens staffing segment, we are seeing strong market demand in our primary care, hospitalist, emergency medicine and advanced practice mid-level specialties, but continue to experience weaker demand in our radiology specialty. We are achieving improved bill rates and bill to pay spreads, but also experienced increased professional liability costs.  We have added locum tenens to our managed services program offering, but adoption is in its very early stages.
Throughout the year, we have experienced increased demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing those searches, which has translated into improved profitability.

 Critical Accounting Policies and Estimates
 Our critical accounting principles and estimates remain consistent with those reported in our 2012 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.7	71.6	70.9	71.8
Gross profit	29.3	28.4	29.1	28.2
Selling, general and administrative	21.5	21.3	21.4	21.1
Depreciation and amortization	1.3	1.5	1.3	1.6
Income from operations	6.5	5.6	6.4	5.5
Interest expense, net	1.2	5.8	1.2	4.1
Income (loss) from continuing operations before income taxes	5.3	(0.2)	5.2	1.4
Income tax expense (benefit)	2.0	(0.2)	2.1	0.7
Income (loss) from continuing operations	3.3	0.0	3.1	0.7
Income from discontinued operations, net of tax	0.0	0.0	0.0	0.2
Net income (loss)	3.3%	0.0%	3.1%	0.9%

Comparison of Results for the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Revenue.    Revenue increased 8% to $253.9 million for the three months ended June 30, 2013 from $235.8 million for the same period in 2012, due to higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 7% to $170.1 million for the three months ended June 30, 2013 from $158.6 million for the same period in 2012. The increase was primarily attributable to a 6% increase in the average number of clinicians on assignment, which was partially driven by the increased volume of electronic medical record engagements during the quarter, with the remainder of the increase due primarily to a combination of an increase in bill rates and mix shift to higher bill rate specialties during the three months ended June 30, 2013.

Locum tenens staffing segment revenue increased 8% to $72.7 million for the three months ended June 30, 2013 from $67.6 million for the same period in 2012. The increase was primarily attributable to a 7% increase in the number of days filled during the three months ended June 30, 2013.
Physician permanent placement services segment revenue increased 16% to $11.1 million for the three months ended June 30, 2013 from $9.6 million for the same period in 2012. The increase was primarily due to the increase in active searches and placements during the three months ended June 30, 2013.

Cost of Revenue.    Cost of revenue increased 6% to $179.5 million for the three months ended June 30, 2013 from $168.8 million for the same period in 2012. The increase was primarily due to an increase in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment and an increase in the number of days filled in the locum tenens staffing segment during the three months ended June 30, 2013.

Nurse and allied healthcare staffing segment cost of revenue increased 7% to $123.8 million for the three months ended June 30, 2013 from $116.2 million for the same period in 2012. The increase was primarily attributable to a 6% increase in the average number of clinicians on assignment for the three months ended June 30, 2013.

 Locum tenens staffing segment cost of revenue increased 6% to $51.6 million for the three months ended June 30, 2013 from $48.8 million for the same period in 2012. The increase was primarily attributable to a 7% increase in the number of days filled during the three months ended June 30, 2013.

Physician permanent placement services segment cost of revenue increased 8% to $4.1 million for the three months ended June 30, 2013 from $3.8 million for the same period in 2012 primarily due to increases in recruiter compensation.

Gross Profit.    Gross profit increased 11% to $74.4 million for the three months ended June 30, 2013 from $67.0 million for the same period in 2012, representing gross margins of 29.3% and 28.4%, respectively. The increase in consolidated gross margin was due to an increase in gross margin all three of our reportable segments. The nurse and allied healthcare staffing segment increase was primarily due to favorable insurance claims experience and the locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the three months ended June 30, 2013. Gross margin by reportable segment for the three months ended June 30, 2013 and 2012 was 27.2% and 26.7% for nurse and allied healthcare staffing, 29.0% and 27.9% for locum tenens staffing, and 62.7% and 59.9% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $54.6 million, representing 21.5% of revenue, for the three months ended June 30, 2013, as compared to $50.3 million, representing 21.3% of revenue, for the same period in 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business, as well as an actuarial-based increase in our professional liability reserves in our locum tenens staffing segment. The increases were partially offset by a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the three months ended June 30, 2013. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10, Treasury Stock.” SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Three Months Ended June 30,
	2013	2012
Nurse and allied healthcare staffing	$26,211	$23,953
Locum tenens staffing	16,213	12,742
Physician permanent placement services	4,664	3,853
Unallocated corporate overhead	5,985	8,179
Share-based compensation	1,478	1,577
	$54,551	$50,304
Depreciation and Amortization Expenses.    Amortization expense decreased 6% to $1.6 million for the three months ended June 30, 2013 from $1.7 million for the same period in 2012, with the decrease primarily attributable to having more intangible assets fully amortized during the three months ended June 30, 2013. Depreciation expense decreased 16% to $1.6 million for the three months ended June 30, 2013 from $1.9 million for the same period in 2012, with the decrease primarily attributable to having more fixed assets fully depreciated during the three months ended June 30, 2013.

Interest Expense, Net.    Interest expense, net, was $3.1 million for the three months ended June 30, 2013 as compared to $13.6 million for the same period in 2012. The decrease was primarily attributable to a $9.8 million loss on debt extinguishment recorded during the three months ended June 30, 2012 and a lower average debt outstanding balance and lower interest rate for the three months ended June 30, 2013.

Income Tax Expense.    We recorded an income tax expense of $5.1 million for the three months ended June 30, 2013 as compared to income tax benefit of $(0.4) million from continuing operations for the same period in 2012, reflecting effective income tax rates of 37.7% and 82.9% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. We currently estimate our annual effective income tax rate to be approximately 39.9% (expense) for 2013. The difference between the effective income tax rate for the three months ended June 30, 2013 and the estimated annual effective income tax rate for 2013 was primarily attributable to the relationship of pre-tax income to permanent differences mainly due to the $3.0 million holdback settlement in connection with the Medfinders acquisition, which we recorded during the three months ended June 30, 2013. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 7, Income Taxes.”

 Comparison of Results for the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenue.    Revenue increased 9% to $506.1 million for the six months ended June 30, 2013 from $462.2 million for the same period in 2012, due to higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 11% to $346.9 million for the six months ended June 30, 2013 from $312.5 million for the same period in 2012. The increase was primarily attributable to a 10% increase in the average number of clinicians on assignment, which was partially driven by the increased volume of electronic medical record engagements during the period, with the remainder of the increase due primarily to a combination of an increase in bill rates and mix shift to higher bill rate specialties during the six months ended June 30, 2013.

Locum tenens staffing segment revenue increased 5% to $138.2 million for the six months ended June 30, 2013 from $131.1 million for the same period in 2012. The increase was primarily attributable to a 3% increase in the number of days filled and an increase in the average bill rate across most specialties during the six months ended June 30, 2013.
Physician permanent placement services segment revenue increased 13% to $21.0 million for the six months ended June 30, 2013 from $18.6 million for the same period in 2012. The increase was primarily due to the increase in active searches and placements during the six months ended June 30, 2013.

Cost of Revenue.    Cost of revenue increased 8% to $358.6 million for the six months ended June 30, 2013 from $332.0 million for the same period in 2012. The increase was primarily due to an increase in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment and an increase in the number of days filled in the locum tenens staffing segment, partially offset by a $1.2 million actuarial-based workers compensation benefit recorded in the nurse and allied healthcare staffing segment during the six months ended June 30, 2013.

Nurse and allied healthcare staffing segment cost of revenue increased 10% to $252.0 million for the six months ended June 30, 2013 from $229.5 million for the same period in 2012. The increase was primarily attributable to a 10% increase in the average number of clinicians on assignment for the six months ended June 30, 2013.

 Locum tenens staffing segment cost of revenue increased 4% to $98.8 million for the six months ended June 30, 2013 from $95.0 million for the same period in 2012. The increase was primarily attributable to an increase in the number of days filled and increase in pay rates for locum tenens providers.

Physician permanent placement services segment cost of revenue increased 4% to $7.8 million for the six months ended June 30, 2013 from $7.5 million for the same period in 2012 primarily due to increases in recruiter compensation.

Gross Profit.    Gross profit increased 13% to $147.4 million for the six months ended June 30, 2013 from $130.2 million for the same period in 2012, representing gross margins of 29.1% and 28.2%, respectively. The increase in consolidated gross margin was primarily due to an increase in gross margin in the nurse and allied healthcare staffing and locum tenens staffing segments. The nurse and allied healthcare staffing segment increase was primarily due to favorable insurance claims experience and the locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the six months ended June 30, 2013. Gross margin by reportable segment for the six months ended June 30, 2013 and 2012 was 27.4% and 26.6% for nurse and allied healthcare staffing, 28.5% and 27.5% for locum tenens staffing, and 62.6% and 59.7% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    SG&A expenses were $108.2 million, representing 21.4% of revenue, for the six months ended June 30, 2013, as compared to $97.5 million, representing 21.1% of revenue, for the same period in 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business, actuarial-based increases in professional liability reserves in our locum tenens staffing segment and a $2.0 million refund received from the California Employment Development Department during the six months ended June 30, 2012 in connection with the settlement of a prior period assessment. The increases were partially offset by a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the six months ended June 30, 2013. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10, Treasury Stock.” SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Six Months Ended June 30,
	2013	2012
Nurse and allied healthcare staffing	$52,287	$47,486
Locum tenens staffing	29,583	25,569
Physician permanent placement services	8,618	7,508
Unallocated corporate overhead	14,490	13,911
Share-based compensation	3,180	3,006
	$108,158	$97,480
Depreciation and Amortization Expenses.    Amortization expense decreased 6% to $3.2 million for the six months ended June 30, 2013 from $3.4 million for the same period in 2012, with the decrease primarily attributable to having more intangible assets fully amortized during the six months ended June 30, 2013. Depreciation expense decreased 13% to $3.3 million for the six months ended June 30, 2013 from $3.8 million for the same period in 2012, with the decrease primarily attributable to having more fixed assets fully depreciated during the six months ended June 30, 2013.

Interest Expense, Net.    Interest expense, net, was $6.0 million for the six months ended June 30, 2013 as compared to $19.1 million for the same period in 2012. The decrease was primarily attributable to a $9.8 million loss on debt extinguishment recorded during the six months ended June 30, 2012 and a lower average debt outstanding balance and lower interest rate for the six months ended June 30, 2013.

Income Tax Expense.    We recorded an income tax expense of $10.8 million for the six months ended June 30, 2013 as compared to $3.0 million from continuing operations for the same period in 2012, reflecting effective income tax rates of 40.3% and 46.8% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. The difference between the effective income tax rate for the six months ended June 30, 2013 and the estimated annual effective income tax rate for 2013 was primarily attributable to the relationship of pre-tax income to permanent differences mainly due to the $3.0 million holdback settlement in connection with the Medfinders acquisition recorded during the six months ended June 30, 2013.

Income From Discontinued Operations.     We completed the sale of our home healthcare services segment in January 2012 and recorded its result of operations as discontinued operations for the six months ended June 30, 2012. For the six months ended June 30, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$16,522	$30,550
Net cash (used in) provided by investing activities	(5,297)	6,321
Net cash used in financing activities	(6,452)	(25,325)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At June 30, 2013, $153.5 million of the Term Loan, net of discount, was outstanding under our Credit Facilities with $36.4 million of available credit under the Revolver.

We believe that cash generated from operations and available borrowings under the Revolver will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowing under the Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operations for the six months ended June 30, 2013 was $16.5 million, compared to $30.6 million for the same period in 2012. The decrease in net cash provided by operations was primarily attributable to the $9.3 million in tax payments mostly related to estimated income tax due for the six months ended June 30, 2013 as a result of improved operating results and a higher utilization of net operating losses for the six months ended June 30, 2012, as well as an increase in accounts receivable as a result of revenue growth and an increase in Days Sales Outstanding ("DSO"). Our DSO was 54 days at June 30, 2013. DSO was 53 days both at December 31, 2012 and June 30, 2012.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $5.3 million, compared to net cash proceeds provided of $6.3 million for the same period in 2012. The change was primarily attributable to the (1) cash proceeds received from the sale of our home healthcare services segment during the six months ended June 30, 2012 and (2) cash proceeds used during the six months ended June 30, 2013 for additional investment in capital expenditures to support the growth in the business.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2013 was $6.5 million, primarily due to paying down our Term Loan during the period. Net cash used in financing activities during the six months ended June 30, 2012 was $25.3 million, primarily due to paying down our debt during the period.

Credit Agreement

Our Credit Agreement provides our two “Credit Facilities,” which include (A) the Revolver and (B) the Term Loan. The Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The Revolver is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At June 30, 2013, the aggregate outstanding principal amount of the Term Loan (including both the current and long-term portions), net of discount, was $153.5 million.
The Revolver carries an unused fee of 0.375% per annum. There are no mandatory reductions associated with the Revolver. There were no amounts outstanding under the Revolver at both June 30, 2013 and December 31, 2012.
The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. The voluntary prepayments we made during 2012 satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the remaining term of the Credit Agreement.
The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio. We were in compliance with these requirements as of June 30, 2013.
We entered into the First Amendment, which became effective on April 9, 2013. For more detail regarding the terms of the First Amendment, please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)—-Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Notes Payable and Related Credit Agreement.”

Letters of Credit

At June 30, 2013, we maintained outstanding standby letters of credit totaling $31.7 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $31.7 million outstanding letters of credit, we have cash collateralized $18.2 million and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2012 totaled $31.9 million.

Off-Balance Sheet and Other Financing Arrangements

At June 30, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the six months ended June 30, 2013, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into the First Amendment to the Credit Agreement, which went into effect on April 9, 2013. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 0.75%) or a base rate option selected by us, plus a spread of 3.00% and 2.00%, respectively. A 1% change in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2013.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there has been any material changes from the risk factors disclosed in Part I, Item 1A of our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2013, we acquired shares of our common stock as described in the table below.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1-30, 2013	—	—	—	—
May 1 - 31, 2013	—	—	—	—
June 1-30, 2013	204,545 (1)	$11.00 (1)	—	—
Total	204,545	$11.00	—	—
(1) On June 11, 2013, the Company and former NFI selling shareholders released all 457,276 shares remaining in the escrow that was created in connection with the Medfinders aquisition. 252,731 shares were released from escrow to the former NFI selling shareholders. The remaining 204,545 shares were returned to us in satisfaction of a $2,250,000 settlement for certain indemnification claims under the original acquisition agreement entered into in July 2010, which shares we classified as treasury stock on the unaudited condensed consolidated balance sheet at June 30, 2013. In accordance with the original acquisition agreement, $11.00 per share was used to determine the number of shares to be returned to us in resolution of these indemnification claims. Although $11.00 per share was used to determine the number of shares to be returned to the Company to resolve the indemnification claims, the market price of our common stock was $14.89 per share on the date of settlement. Accordingly, we recorded a $3,045,682 benefit based on the market value of our common stock on the date of settlement, offsetting SG&A expenses for the three and six months ended June 30, 2013.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

4.1
First Amendment to Credit Agreement, dated as of February 28, 2013, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2013

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)