Form 10-Q
period 2013-09-30
AMN HEALTHCARE SERVICES INC
filed 2013-11-01
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 30, 2013, there were 46,008,760 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,653	$5,681
Accounts receivable, net of allowances of $4,512 and $5,003 at September 30, 2013 and December 31, 2012, respectively	144,933	142,510
Accounts receivable, subcontractor	18,869	18,467
Deferred income taxes, net	17,642	18,123
Prepaid and other current assets	13,183	18,963
Total current assets	226,280	203,744
Restricted cash, cash equivalents and investments	22,039	18,861
Fixed assets, net	17,405	14,815
Other assets	23,002	19,732
Goodwill	123,324	123,324
Intangible assets, net	132,127	136,910
Total assets	$544,177	$517,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,842	$52,619
Accrued compensation and benefits	54,220	49,443
Other current liabilities	6,251	7,463
Total current liabilities	115,313	109,525
Notes payable, net of discount	148,616	158,178
Other long-term liabilities	71,976	67,572
Total liabilities	335,905	335,275
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized (including 5,941 shares of series A conditional convertible preferred stock); none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,009 and 45,691 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	460	457
Additional paid-in capital	427,905	424,292
Accumulated deficit	(219,631)	(242,195)
Accumulated other comprehensive loss	(462)	(443)
Total stockholders’ equity	208,272	182,111
Total liabilities and stockholders’ equity	$544,177	$517,386

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$257,095	$243,912	$763,158	$706,110
Cost of revenue	181,428	174,329	540,071	506,340
Gross profit	75,667	69,583	223,087	199,770
Operating expenses:
Selling, general and administrative	55,605	52,375	163,763	149,855
Depreciation and amortization	3,317	3,435	9,847	10,682
Total operating expenses	58,922	55,810	173,610	160,537
Income from operations	16,745	13,773	49,477	39,233
Interest expense, net	1,840	3,688	7,829	22,811
Income from continuing operations before income taxes	14,905	10,085	41,648	16,422
Income tax expense	6,290	4,227	17,071	7,192
Income from continuing operations	8,615	5,858	24,577	9,230
Income from discontinued operations, net of tax	—	—	—	823
Net income	$8,615	$5,858	$24,577	$10,053
Basic income per common share from:
Continuing operations	$0.19	$0.13	$0.53	$0.20
Discontinued operations	0.00	0.00	0.00	0.02
Net income	$0.19	$0.13	$0.53	$0.22
Diluted income per common share from:
Continuing operations	$0.18	$0.12	$0.51	$0.20
Discontinued operations	0.00	0.00	0.00	0.02
Net income	$0.18	$0.12	$0.51	$0.22
Weighted average common shares outstanding:
Basic	45,986	40,850	45,947	40,747
Diluted	47,810	46,897	47,776	46,512

Other comprehensive loss - foreign currency translation	(84)	(55)	(19)	(65)
Comprehensive income	$8,531	$5,803	$24,558	$9,988

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2012	45,691	$457	$424,292	$—	$(242,195)	$(443)	$182,111
Settlement of acquisition share holdback	—	—	—	(3,046)	—	—	(3,046)
Treasury stock retirement	(204)	(2)	(1,031)	3,046	(2,013)	—	$—
Equity awards vested and issued and exercised	522	5	(1,493)	—	—	—	(1,488)
Income tax benefit from equity awards vested and issued and exercised	—	—	1,470	—	—	—	1,470
Share-based compensation	—	—	4,667	—	—	—	4,667
Comprehensive income (loss)	—	—	—	—	24,577	(19)	24,558
Balance, September 30, 2013	46,009	$460	$427,905	$—	$(219,631)	$(462)	$208,272

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$24,577	$10,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,847	10,682
Non-cash interest expense	1,050	2,346
Loss on debt extinguishment	434	9,815
Increase in allowances for doubtful accounts and sales credits	2,679	5,302
Provision for deferred income taxes	1,951	4,447
Share-based compensation	4,667	4,578
Excess tax benefits from share-based compensation	(1,529)	(12)
Holdback settlement in equity from prior acquisition	(3,046)	—
Gain on sale of discontinued operations	—	(1,187)
Loss on disposal or sale of fixed assets	13	16
Changes in assets and liabilities, net of effects from divestiture:
Accounts receivable, net	(5,102)	(529)
Accounts receivable, subcontractor	(402)	2,811
Prepaid expenses and other current assets	5,181	(2,856)
Other assets	(3,731)	(2,104)
Accounts payable and accrued expenses	1,572	(6,222)
Accrued compensation and benefits	4,777	5,597
Other liabilities	3,386	(675)
Restricted cash, cash equivalents and investments balance	(3,225)	—
Net cash provided by operating activities	43,099	42,062

Cash flows from investing activities:
Purchase and development of fixed assets	(6,447)	(3,753)
Proceeds from sales of assets held for sale	600	8,644
Change in restricted cash, cash equivalents and investments balance	47	(673)
Net cash (used in) provided by investing activities	(5,800)	4,218

Cash flows from financing activities:
Capital lease repayments	(479)	(492)
Proceeds from revolving credit facility	1,000	—
Payments on revolving credit facility	(1,000)	(3,000)
Repayments of prior notes payable	—	(206,500)
Payments on term loan credit facility	(10,000)	(28,380)
Proceeds from term loan credit facility, net of discount	—	198,000
Payment of financing costs	(935)	(3,938)
Prepayment penalty associated with the prior credit facilities	—	(1,200)
Proceeds from exercise of equity awards	1,174	—
Cash paid for shares withheld for taxes	(2,662)	(872)
Excess tax benefits from share-based compensation	1,529	12
Change in bank overdraft	65	16
Net cash used in financing activities	(11,308)	(46,354)
Effect of exchange rate changes on cash	(19)	(65)
Net increase in cash and cash equivalents	25,972	(139)
Cash and cash equivalents at beginning of period	5,681	3,962
Cash and cash equivalents at end of period	$31,653	$3,823

	Nine Months Ended September 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $63 and $27 capitalized for the nine months ended September 30, 2013 and 2012, respectively)	$4,253	$10,992
Cash paid for income taxes	$14,708	$363
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
Certain amounts in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2012 have been reclassified to conform to the nine months ended September 30, 2013 presentation.
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

2. DISCONTINUED OPERATIONS
In January 2012, the Company completed the sale of its home healthcare services segment and the related results of operations have been classified as discontinued operations for the nine months ended September 30, 2012. The following table represents the revenue and the components of discontinued operations, net of tax:

Nine months ended September 30, 2012
Revenue	$3,885

Loss before income taxes	(547)
Income tax benefit	183
Loss from discontinued operations	(364)

Gain on sale of discontinued operations, before income taxes	3,825
Income tax expense	(2,638)
Gain on sale of discontinued operations	1,187

Total income from discontinued operations	$823

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians and physicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $19,413 and $18,129, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2013 and the audited condensed consolidated balance sheet as of December 31, 2012.

4. NET INCOME PER COMMON SHARE
Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”) that were outstanding during the three and nine months ended September 30, 2012, were considered to be participating securities and the two-class method was used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income was allocated to these participating securities and excluded from the calculation of basic net income per common share. On December 21, 2012, all outstanding shares of Preferred Stock were converted into shares of common stock. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments and common stock issuable upon conversion of the Preferred Stock.
Share-based awards to purchase 296 and 313 shares of common stock for the three and nine months ended September 30, 2013, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive. Share-based awards to purchase 1,964 and 2,164 shares of common stock for the three and nine months ended September 30, 2012, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$8,615	$5,858	$24,577	$9,230
Income from discontinued operations, net of tax	—	—	—	823
Net income	$8,615	$5,858	$24,577	$10,053

Less: Allocation to participating securities - from continuing operations	—	(575)	—	(905)
Allocation to participating securities - from discontinued operations	—	—	—	(81)
Total allocation to participating securities	—	(575)	—	(986)
Net income attributable to common stockholders - basic	$8,615	$5,283	$24,577	$9,067

Basic income per common share from:
Continuing operations	$0.19	$0.13	$0.53	$0.20
Discontinued operations	0.00	0.00	0.00	0.02
Net income	$0.19	$0.13	$0.53	$0.22
Diluted income per common share from:
Continuing operations	$0.18	$0.12	$0.51	$0.20
Discontinued operations	0.00	0.00	0.00	0.02
Net income	$0.18	$0.12	$0.51	$0.22

Weighted average common shares outstanding—basic	45,986	40,850	45,947	40,747
Plus dilutive effect of potential common shares	1,824	6,047	1,829	5,765
Weighted average common shares outstanding—diluted	47,810	46,897	47,776	46,512

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Nurse and allied healthcare staffing	$170,955	$166,331	$517,858	$478,832
Locum tenens staffing	75,253	67,591	213,417	198,692
Physician permanent placement services	10,887	9,990	31,883	28,586
	$257,095	$243,912	$763,158	$706,110
Segment Operating Income
Nurse and allied healthcare staffing	$20,392	$18,785	$62,994	$54,306
Locum tenens staffing	7,547	6,298	17,347	16,805
Physician permanent placement services	2,205	2,201	6,735	5,797
	30,144	27,284	87,076	76,908
Unallocated corporate overhead	8,595	8,507	23,085	22,418
Depreciation and amortization	3,317	3,435	9,847	10,682
Share-based compensation	1,487	1,569	4,667	4,575
Interest expense, net	1,840	3,688	7,829	22,811
Income from continuing operations before income taxes	$14,905	$10,085	$41,648	$16,422

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
Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments and the Company’s investments associated with its deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and money market funds, and the fair values are based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$17,819	$17,819	$—	$—
Trading securities investment	357	357	—	—
Total financial assets measured at fair value	$18,176	$18,176	$—	$—

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,298	$18,298	$—	$—
Trading securities investment	42	42	—	—
Total financial assets measured at fair value	$18,340	$18,340	$—	$—

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

The Company performed the annual impairment testing at October 31, 2012, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2012 that indicate impairment may have occurred. The Company did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012 and September 30, 2013.

7. INCOME TAXES
The Company currently estimates its annual effective income tax rate will be approximately 40.5% for 2013, as compared to the 40.3% effective income tax rate from continuing operations in 2012. The difference in effective tax rates for 2012 and the forecasted rate for 2013 is primarily due to the relationship of pre-tax income to permanent differences.
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
 The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2013, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.

The Internal Revenue Service ("IRS") has issued a Revenue Agent Report (RAR) to the Company related to its recently completed tax examination. The RAR seeks adjustments to the Company's taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006. The adjustments to the Company's taxable income relate to the proposed disallowance of certain per diems paid to our clinicians and locum tenens providers on the Company's income tax return. Concurrent with the RAR, the Company received an Employment Tax Examination Report (ETER) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities and penalties related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other. Thus, the Company is unable to determine any reasonable range of potential claim at this time.
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
Among other things, the First Amendment amended the Credit Agreement as follows:

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

9. COMMITMENTS AND CONTINGENCIES: LEGAL
 The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. The most significant matter of which the Company is currently the defendant is a class action related to wage and hour claims. In the second quarter of 2013, the Company reached a settlement with the plaintiffs in such action (and a related action) for an immaterial amount, which settlement is subject to the final approval of the Court. At September 30, 2013, the Company had fully reserved for the settlement of such action, which had been accrued in prior periods and was included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet at September 30, 2013.
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

10. TREASURY STOCK
In connection with the 2010 acquisition of NF Investors, Inc., a Delaware corporation ("NFI"), the parent company of Medfinders, 457 shares of the Company's common stock remained in escrow as of December 31, 2012 for potential Company indemnification claims. During the second quarter of 2013, the Company and former NFI selling shareholders agreed to release all 457 shares in escrow as follows: 1) 204 shares were returned to the Company for settlement of certain indemnification claims, which have been recorded as a $3,046 benefit offsetting selling, general and administrative expenses for the three and six months ended June 30, 2013 and classified as treasury stock on the unaudited condensed consolidated balance sheet at June 30, 2013; and 2) the remaining 253 shares were released from escrow to the former NFI selling shareholders. During the third quarter of 2013, the Company cancelled and retired all 204 shares of treasury stock. Upon cancellation and retirement, these shares were returned to the status of authorized and unissued.

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

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the three months ended September 30, 2013, we recorded revenue of $257.1 million, as compared to $243.9 million for the same period last year. For the three months ended September 30, 2013, we recorded net income of $8.6 million, as compared to $5.9 million for the same period last year. For the nine months ended September 30, 2013, we recorded revenue of $763.2 million, as compared to $706.1 million for the same period last year. For the nine months ended September 30, 2013, we recorded net income of $24.6 million, as compared to $10.1 million for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 68% of total consolidated revenue for both the nine months ended September 30, 2013 and 2012. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) traditional clinical staffing solutions of variable assignment lengths; and (3) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 28% of total consolidated revenue for both the nine months ended September 30, 2013 and 2012. Through our locum tenens staffing segment, we place physicians of all specialties, as well as dentists, certified registered nurse anesthetists, physician assistants and nurse practitioners, with clients on a temporary basis as independent contractors. These locum tenens physicians and clinicians are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, medical groups, occupational medical clinics, individual practitioners, networks, psychiatric facilities, government institutions and managed care entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year. We also provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the nine months ended September 30, 2013 and 2012. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis, through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

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
Recent Trends
While we are experiencing demand growth in our travel nursing division within certain specialties and for Electronic Medical Record ("EMR") engagements, overall demand is currently trending at levels consistent with prior year. Similarly, our allied business is experiencing growth within the imaging and lab specialties, but demand for therapy specialties has substantially decreased throughout the year. We believe the lack of demand growth is resulting from a combination of factors including weaker inpatient hospital admissions, reimbursement cuts, and tight spending controls from hospitals due to the uncertainty of near-term impacts from implementation of the Patient Protection and Affordable Care Act.
Our managed services program clients as well as our ability to shift our sales resources to other specialties have mitigated the financial impact of the reduced therapy demand. We continue to see clients migrate to managed service program relationships, and during the nine months ended September 30, 2013, revenue from these contracts represented approximately forty percent of our nurse and allied healthcare staffing business. As a result of these managed services relationships, we have an improved ability to fill more of the demand and create operational efficiencies. Although our gross margins have improved throughout the year, we are experiencing an increase in housing rent costs as a constrained rental market continues to drive rates higher. We have partially mitigated this impact by contracting with new lower cost rental properties and through bill rate increases.
In our locum tenens staffing segment, we are seeing strong market demand in our hospitalist, emergency medicine and advanced practice mid-level specialties, but continue to experience weaker demand in our radiology specialty. We are achieving improved bill rates and bill to pay spreads, but also experienced increased professional liability costs. We have added locum tenens to our managed services program offering, but adoption is in its very early stages.
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

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.6	71.5	70.8	71.7
Gross profit	29.4	28.5	29.2	28.3
Selling, general and administrative	21.6	21.5	21.5	21.2
Depreciation and amortization	1.3	1.4	1.3	1.5
Income from operations	6.5	5.6	6.4	5.6
Interest expense, net	0.7	1.5	1.0	3.3
Income from continuing operations before income taxes	5.8	4.1	5.4	2.3
Income tax expense	2.4	1.7	2.2	1.0
Income from continuing operations	3.4	2.4	3.2	1.3
Income from discontinued operations, net of tax	0.0	0.0	0.0	0.1
Net income	3.4%	2.4%	3.2%	1.4%

Comparison of Results for the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Revenue.    Revenue increased 5% to $257.1 million for the three months ended September 30, 2013 from $243.9 million for the same period in 2012, due to higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 3% to $171.0 million for the three months ended September 30, 2013 from $166.3 million for the same period in 2012. The increase was primarily driven by the increased volume of EMR engagements during the three months ended September 30, 2013, along with a combination of an increase in bill rates and a mix shift to higher bill rate specialties. The increases were partially offset by a slight decrease in the average number of clinicians on assignment, particularly in our allied and local staffing business lines, during the three months ended September 30, 2013.

Locum tenens staffing segment revenue increased 11% to $75.3 million for the three months ended September 30, 2013 from $67.6 million for the same period in 2012. The increase was primarily attributable to an 11% increase in the number of days filled during the three months ended September 30, 2013.
Physician permanent placement services segment revenue increased 9% to $10.9 million for the three months ended September 30, 2013 from $10.0 million for the same period in 2012. The increase was primarily due to the increase in active searches and placements during the three months ended September 30, 2013.

Cost of Revenue.    Cost of revenue increased 4% to $181.4 million for the three months ended September 30, 2013 from $174.3 million for the same period in 2012. The increase was primarily due to an increase in the number of days filled in the locum tenens staffing segment during the three months ended September 30, 2013, partially offset by lower healthcare professionals' insurance expenses.

Nurse and allied healthcare staffing segment cost of revenue increased 2% to $124.2 million for the three months ended September 30, 2013 from $122.3 million for the same period in 2012. The increase was primarily attributable to the increased volume of EMR engagements for the three months ended September 30, 2013, partially offset by lower healthcare professionals' insurance expenses.

Locum tenens staffing segment cost of revenue increased 10% to $53.2 million for the three months ended September 30, 2013 from $48.4 million for the same period in 2012. The increase was primarily attributable to an 11% increase in the number of days filled during the three months ended September 30, 2013.

Physician permanent placement services segment cost of revenue increased 13% to $4.1 million for the three months ended September 30, 2013 from $3.6 million for the same period in 2012 primarily due to increases in recruiter compensation.

Gross Profit.    Gross profit increased 9% to $75.7 million for the three months ended September 30, 2013 from $69.6 million for the same period in 2012, representing gross margins of 29.4% and 28.5%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in the nurse and allied healthcare staffing and locum tenens staffing segments. The nurse and allied healthcare staffing segment increase was primarily due to a favorable mix shift to higher margin services and lower healthcare professionals' insurance expenses, and the locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the three months ended September 30, 2013. Gross margin by reportable segment for the three months ended September 30, 2013 and 2012 was 27.4% and 26.5% for nurse and allied healthcare staffing, 29.3% and 28.4% for locum tenens staffing, and 62.6% and 64.1% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $55.6 million, representing 21.6% of revenue, for the three months ended September 30, 2013, as compared to $52.4 million, representing 21.5% of revenue, for the same period in 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2013	2012
Nurse and allied healthcare staffing	$26,395	$25,212
Locum tenens staffing	14,519	12,890
Physician permanent placement services	4,609	4,197
Unallocated corporate overhead	8,595	8,507
Share-based compensation	1,487	1,569
	$55,605	$52,375
Depreciation and Amortization Expenses.    Amortization expense was $1.6 million for both the three months ended September 30, 2013 and 2012. Depreciation expense decreased 6% to $1.7 million for the three months ended September 30, 2013 from $1.8 million for the same period in 2012, with the decrease primarily attributable to having more fixed assets fully depreciated during the three months ended September 30, 2013.

Interest Expense, Net.    Interest expense, net, was $1.8 million for the three months ended September 30, 2013 as compared to $3.7 million for the same period in 2012. The decrease was primarily attributable to a lower average debt outstanding balance and lower interest rate for the three months ended September 30, 2013.

Income Tax Expense.    Income tax expense was $6.3 million for the three months ended September 30, 2013 as compared to income tax expense of $4.2 million for the same period in 2012, reflecting effective income tax rates of 42.2% and 41.9% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences and the impact of provisions for uncertain tax positions.

 Comparison of Results for the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenue.    Revenue increased 8% to $763.2 million for the nine months ended September 30, 2013 from $706.1 million for the same period in 2012, due to higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 8% to $517.9 million for the nine months ended September 30, 2013 from $478.8 million for the same period in 2012. The increase was primarily attributable to a 6% increase in the average number of clinicians on assignment, which was partially driven by the increased volume of EMR engagements during the period, with the remainder of the increase due primarily to a combination of an increase in bill rates and mix shift to higher bill rate specialties during the nine months ended September 30, 2013.

Locum tenens staffing segment revenue increased 7% to $213.4 million for the nine months ended September 30, 2013 from $198.7 million for the same period in 2012. The increase was primarily attributable to a 6% increase in the number of days filled and an increase in the average bill rate across most specialties during the nine months ended September 30, 2013.
Physician permanent placement services segment revenue increased 12% to $31.9 million for the nine months ended September 30, 2013 from $28.6 million for the same period in 2012. The increase was primarily due to the increase in active searches and placements during the nine months ended September 30, 2013.

Cost of Revenue.    Cost of revenue increased 7% to $540.1 million for the nine months ended September 30, 2013 from $506.3 million for the same period in 2012. The increase was primarily due to an increase in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment and an increase in the number of days filled in the locum tenens staffing segment, partially offset by a $1.6 million actuarial-based workers compensation benefit recorded in the nurse and allied healthcare staffing segment during the nine months ended September 30, 2013.

Nurse and allied healthcare staffing segment cost of revenue increased 7% to $376.2 million for the nine months ended September 30, 2013 from $351.8 million for the same period in 2012. The increase was primarily attributable to a 6% increase in the average number of clinicians on assignment for the nine months ended September 30, 2013, partially offset by a $1.6 million actuarial-based workers compensation benefit.

Locum tenens staffing segment cost of revenue increased 6% to $152.0 million for the nine months ended September 30, 2013 from $143.4 million for the same period in 2012. The increase was primarily attributable to a 6% increase in the number of days filled for locum tenens providers.

Physician permanent placement services segment cost of revenue increased 8% to $11.9 million for the nine months ended September 30, 2013 from $11.1 million for the same period in 2012 primarily due to increases in recruiter compensation.

Gross Profit.    Gross profit increased 12% to $223.1 million for the nine months ended September 30, 2013 from $199.8 million for the same period in 2012, representing gross margins of 29.2% and 28.3%, respectively. The increase in consolidated gross margin was primarily due to an increase in gross margin in all three of our reportable segments. The nurse and allied healthcare staffing segment increase was primarily due to favorable insurance claims experience, the locum tenens staffing segment improvement was primarily due to higher bill to pay spreads and the physician permanent placement improvement was primarily due to improved revenue performance during the nine months ended September 30, 2013. Gross margin by reportable segment for the nine months ended September 30, 2013 and 2012 was 27.4% and 26.5% for nurse and allied healthcare staffing, 28.8% and 27.8% for locum tenens staffing, and 62.6% and 61.2% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    SG&A expenses were $163.8 million, representing 21.5% of revenue, for the nine months ended September 30, 2013, as compared to $149.9 million, representing 21.2% of revenue, for the same period in 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business, actuarial-based increases in professional liability reserves in our locum tenens staffing segment and a $2.0 million refund received from the California Employment Development Department during the nine months ended September 30, 2012 in connection with the settlement of a prior period assessment. The increases were partially offset by a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the nine months ended September 30, 2013. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 10, Treasury Stock.” SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2013	2012
Nurse and allied healthcare staffing	$78,682	$72,698
Locum tenens staffing	44,102	38,459
Physician permanent placement services	13,227	11,705
Unallocated corporate overhead	23,085	22,418
Share-based compensation	4,667	4,575
	$163,763	$149,855
Depreciation and Amortization Expenses.    Amortization expense decreased 6% to $4.8 million for the nine months ended September 30, 2013 from $5.1 million for the same period in 2012, with the decrease primarily attributable to having more intangible assets fully amortized during the nine months ended September 30, 2013. Depreciation expense decreased 11% to $5.0 million for the nine months ended September 30, 2013 from $5.6 million for the same period in 2012, with the decrease primarily attributable to having more fixed assets fully depreciated during the nine months ended September 30, 2013.

Interest Expense, Net.    Interest expense, net, was $7.8 million for the nine months ended September 30, 2013 as compared to $22.8 million for the same period in 2012. The decrease was primarily attributable to a $9.8 million loss on debt extinguishment recorded during the nine months ended September 30, 2012 and a lower average debt outstanding balance and lower interest rate for the nine months ended September 30, 2013.

Income Tax Expense.    We recorded an income tax expense from continuing operations of $17.1 million for the nine months ended September 30, 2013 as compared to $7.2 million for the same period in 2012, reflecting effective income tax rates of 41.0% and 43.8% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. We currently estimate our annual effective income tax rate to be approximately 40.5% for 2013.

Income From Discontinued Operations.     We completed the sale of our home healthcare services segment in January 2012 and recorded its result of operations as discontinued operations for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. See additional information in “Item 1. Condensed Consolidated Financial Statements (Unaudited)—Notes to Unaudited Condensed Consolidated Financial Statements—Note 2, Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$43,099	$42,062
Net cash (used in) provided by investing activities	(5,800)	4,218
Net cash used in financing activities	(11,308)	(46,354)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At September 30, 2013, $148.6 million of the Term Loan, net of discount, was outstanding under our Credit Facilities with $39.3 million of available credit under the Revolver.

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

Operating Activities

Net cash provided by operations for the nine months ended September 30, 2013 was $43.1 million, compared to $42.1 million for the same period in 2012. The increase in net cash provided by operations was primarily attributable to better operating results during the nine months ended September 30, 2013, partially offset by the $14.7 million in tax payments. Our Days Sales Outstanding ("DSO") was 52 days at September 30, 2013. DSO was 53 days and 54 days at December 31, 2012 and September 30, 2012, respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $5.8 million, compared to net cash proceeds provided of $4.2 million for the same period in 2012. The change was primarily attributable to the (1) cash proceeds received from the sale of our home healthcare services segment during the nine months ended September 30, 2012 and (2) cash used during the nine months ended September 30, 2013 for additional capital expenditures to support the growth in the business and management initiatives.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2013 was $11.3 million, primarily due to paying down our Term Loan during the period. Net cash used in financing activities during the nine months ended September 30, 2012 was $46.4 million, primarily due to paying down our debt and paying off prior credit facilities offset with the additional borrowings under the then-existing new credit facilities during the period.

Credit Agreement

Our Credit Agreement provides our two “Credit Facilities,” which include (A) the Revolver and (B) the Term Loan. The Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The Revolver is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At September 30, 2013, the aggregate outstanding principal amount of the Term Loan, net of discount, was $148.6 million.
The Revolver carries an unused fee of 0.375% per annum. There are no mandatory reductions associated with the Revolver. There were no amounts outstanding under the Revolver at both September 30, 2013 and December 31, 2012.
The Term Loan is subject to amortization of principal of 1.00% per year of the original Term Loan amount, payable in equal quarterly installments. The voluntary prepayments we made during 2012 satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the remaining term of the Credit Agreement.
The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio. We were in compliance with these requirements as of September 30, 2013.
We entered into the First Amendment, which became effective on April 9, 2013. For more detail regarding the terms of the First Amendment, please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)—-Notes to Unaudited Condensed Consolidated Financial Statements—Note 8, Notes Payable and Related Credit Agreement.”

Letters of Credit

At September 30, 2013, we maintained outstanding standby letters of credit totaling $28.9 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $28.9 million outstanding letters of credit, we have collateralized $18.2 million in cash, cash equivalents and investments and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2012 totaled $31.9 million.

Off-Balance Sheet and Other Financing Arrangements

At September 30, 2013, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the nine months ended September 30, 2013, our primary exposure to market risk was interest rate risk associated with our debt instruments. We entered into the First Amendment to the Credit Agreement, which went into effect on April 9, 2013. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 0.75%) or a base rate option selected by us, plus a spread of 3.00% and 2.00%, respectively. A 1% change in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2013.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 1, 2013

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)