Form 10-K
period 2013-12-31
AMN HEALTHCARE SERVICES INC
filed 2014-02-21
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013, or

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013, was $557,172,455 based on a closing sale price of $14.32 per share.
As of February 18, 2014, there were 46,359,065 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 23, 2014 have been incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Our Company

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” consulting services, and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare settings.

Our clients utilize our workforce solutions and healthcare staffing services to manage their clinical workforce needs, both temporary and permanent, in an economically beneficial manner. Our managed services program and vendor management systems enable healthcare organizations to increase their efficiency by managing all of their supplemental workforce needs through one company or technology. Short- and long-term shortages in our clients’ workforce arise due to a variety of circumstances, including a lack of qualified, specialized local clinicians, attrition, leave schedules, census fluctuations, electronic medical records, or “EMR,” conversions and new unit openings. Increasingly, our clients seek innovative, proven and capable partners that provide a strategic, sophisticated and integrated clinical workforce approach that enables them to achieve high quality patient outcomes more efficiently. We believe our clients contract with us based on our value proposition of quality and service excellence, our comprehensive suite of innovative workforce solutions that reduce complexity, drive efficiency, improve patient satisfaction and outcomes and provide an economic benefit, together with our execution capabilities, our national footprint and our access to a wide network of clinicians and physicians. Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer positions to clinicians and physicians typically in all 50 states and in a variety of work environments and clinical settings.

Clinicians and physicians choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position. We provide our temporary clinicians and physicians with a competitive compensation and benefit package that may include professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or company provided housing if they elect not to receive reimbursement. We believe that we attract temporary clinicians and physicians due to our long-standing reputation for providing a high level of service, our numerous employment opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from the thousands of current and former clinicians and physicians who have worked with us.

We use distinct brands to market our different services to our two client bases: (1) healthcare organizations and (2) clinicians and physicians. We market our managed services solutions, travel nurse and allied recruitment services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single managed services provider with access to clinicians through multiple recruitment brands, including American Mobile®, Nursefinders®, Medical ExpressSM, NurseChoice®, NursesRx®, Med Travelers®, Club Staffing®, Rx Pro Health®, and O’Grady Peyton International®. For our other service offerings, we generally market using brand names, including ShiftWise® for our VMS technology, StaffCare® and Linde Healthcare® for our locum tenens businesses, and Merritt Hawkins® and Kendall & Davis® for our physician permanent placement services. Each brand has a distinct clinician focus, market strength and brand reputation.

Competition

The healthcare recruitment and workforce solutions industry is highly competitive. We compete in national, regional and local markets for both clinicians and physicians, as well as healthcare facility clients. We believe that our value proposition is our quality and service excellence, our comprehensive suite of innovative workplace solutions that reduce complexity, drive efficiency, improve patient satisfaction and outcomes and provide an economic benefit, together with our execution capabilities, our national footprint and our access to a wide network of clinicians and physicians. When recruiting for clinicians and physicians, in addition to other recruitment and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and interim staffing pools. We compete for clinicians and physicians primarily based on customer service, recruitment and placement expertise, the quantity, diversity and quality of available assignments and placement opportunities, compensation packages and the benefits that we provide to them while they are on assignment.

We believe that larger, national firms that offer a broad spectrum of workforce solutions such as us have distinct, scalable advantages over smaller, local and regional competitors and companies whose service offerings are not as robust. The breadth of our services allows us to provide even greater value through a more strategic, comprehensive and integrated approach to our clients. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. We believe a solid financial structure also provides us with an advantage as the provision of payroll and housing services are working capital intensive. With respect to our recruitment and placement businesses, we generally have access to a larger pool of available candidates than our competitors, substantial word-of-mouth referral networks and recognizable brand names, enabling us to attract a consistent flow of new applicants.

All of our business segments operate in highly competitive and fragmented markets. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, more regional and local companies, particularly in the per diem business. We believe we are one of the largest providers of nurse and allied healthcare staffing in the United States. Similarly, we believe we are one of the largest providers of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors. The physician permanent placement services market is also highly fragmented and consists of many small- to mid-sized companies that do not have a national footprint. Some of our larger competitors in the healthcare staffing, clinical workforce managed services and VMS sectors include CHG Healthcare Services, Cross Country Healthcare, Maxim Healthcare, Jackson Healthcare, On Assignment, Parallon and MedAssets.

Demand and Supply Drivers

Demand Drivers

•
Adoption of Outsourced Workforce Solutions. Healthcare organizations are increasingly seeking sophisticated, innovative and economically beneficial workforce solutions that improve patient outcomes. According to a Staffing Industry Analysts 2012 survey of large hospital systems (1) nearly 30% had a managed services provider or vendor management system in place to manage their supplemental clinical labor and (2) an additional 20% were seriously considering implementing one. The changes in reimbursement methodologies coupled with clinical labor representing a significant portion of a healthcare facility’s cost structure appear to be accelerating the adoption of strategic outsourced workforce solutions.

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

—
Shortage of Medical Schools. A shortage of qualified faculty and funding limits the availability of medical schools to prospective physicians. Some believe that the numbers of medical schools today may be insufficient to generate the number of physicians needed to address the current and projected shortage.

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

—
Physicians Leaving Private Practice Due to Burdens of Malpractice Insurance and Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and frustrated with claim billing requirements and paperwork. The cost of malpractice insurance is also considered a motivator for physicians to leave private practice.

•
Increased Access to Healthcare Services. Beginning this year, an estimated 30 million uninsured citizens are expected to gain access to health insurance upon implementation of the Patient Protection and Affordable Care Act of 2010 (“PPACA”).

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

•
Physicians May Choose Temporary Staffing Due to Increased Malpractice, Reimbursement and Collection Concerns. Locum tenens positions provide physicians the opportunity to practice medicine without undue concern for increased malpractice costs, government agency or private insurance reimbursement or collections administration.

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

•
Legislation Increasing Nurse Mobility. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining additional state licenses. As of December 31, 2013, twenty-four states had implemented the recognition legislation.

•
Physicians Seeking Health System Employment. Physicians are increasingly seeking employment with health systems rather than their own practices to enhance their work-life balance and achieve a more consistent income level, which for some results in higher job satisfaction. Companies providing locum tenens and direct placement opportunities are an effective avenue for identifying compelling career options in health systems.

Business Strategy

The following components comprise the key elements of our business strategy to expand our position as the innovator in healthcare workforce solutions and staffing services in the United States.

•
Deliver Differentiated Value and Innovation in Healthcare Workforce Solutions. We continually explore diversification into other healthcare workforce solutions, in addition to our current managed services programs, VMS, RPO and consulting services, so that we can better serve our clients’ workforce needs. We continue to look at expansion into other service offerings through both internal development and select acquisition opportunities. When considering any such expansion we analyze the following key criteria: (1) the needs of our customers; (2) alignment with our core expertise of recruitment, credentialing, and access to clinical labor; (3) strengthening and broadening of our client relationships; (4) reduction in exposure to economic cycles; (5) enhancement of our long-term sustainable, differentiated business model; and (6) return on invested capital.

•
Strengthen and Expand Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients, while also developing new relationships. Many hospitals and healthcare facilities seek to fulfill their human capital needs through a strong business partner who can provide comprehensive workforce solutions, including the development of innovative strategies that are economically beneficial such as managed services programs, VMS and RPO. Over the past few years, hospitals and healthcare facilities have shown a preference for workforce solutions that provide efficiency by working with fewer vendors. For example, MSP relationships represent approximately 30% of our business. We believe that our execution capabilities and value proposition centered on quality, service excellence and a suite of solutions that reduce complexity, drive efficiency and improve patient satisfaction and outcomes position us well to serve our clients’ needs today and in the future.

•
Expand Our Network of Qualified Healthcare Professionals. Through our recruiting efforts, we continue to expand our network of qualified clinicians and physicians and our breadth of specialties. We have made significant investments in innovative online recruitment, including social media and mobile technologies to increase the efficiency and effectiveness of our strategies to attract quality clinicians and physicians. At the same time, we continue to build our supply of clinicians and physicians through referrals from those who are currently working with, or have been placed by, us in the past.

•
Leverage Our Business Model and Technology Infrastructure. We seek to increase our operational effectiveness, efficiency, scalability and agility through expansion of the service lines that we provide to each of our large base of hospital and healthcare facility clients, leveraging technology and innovative marketing and recruitment programs. We are making significant investments in our front and back office network applications as well as our technology infrastructure to help ensure we are able to achieve scale efficiencies, provide superior customer service and meet the current and future demands of our clients and our clinicians and physicians.

•
Client Connection through Innovative Technology. We continue to be an innovation leader in healthcare workforce solutions by providing online services and tools, including VMS to both our hospital and healthcare facility clients and our healthcare professionals. Through VMS, our hospital and healthcare facility clients streamline their communications and process flow to secure and manage staffing services, access credential verification and schedule their workforce. Another online resource, The Service Connection, provides our clinicians the ability to track assignment information and complete key forms electronically.

•
Build the Strongest Team to Optimize Our Business Model. We continue to focus on training and professional development for all levels of management and staff and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients. As an employer-of-choice, our differentiated employment value proposition is focused on fostering a values-driven culture, leader and co-worker quality, development and career opportunities, and a collegial work environment. During 2013, we were listed in Achievers 50 Most Engaged Workplaces™ in the United States. This annual award recognizes top employers that display leadership and innovation to engage their employees.

Business Overview

Services Provided

We conduct our business and provide our services through three reportable segments as set forth below.

Nurse and Allied Healthcare Staffing Segment

Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including (1) a comprehensive managed services workforce solution in which we can manage all of the contingent needs for a client; (2) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs; (3) a vendor management system delivered via a software as a service, or “SaaS,” model through our newly acquired subsidiary, ShiftWise, Inc.; and (4) traditional staffing service solutions of local, short- and long-term assignment lengths. We set forth our nurse and allied healthcare staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r).”

Nurses. We provide a wide range of nurse specialties and disciplines, most of whom are registered nurses, for temporary assignments throughout the United States. Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. We also offer a shorter-term staffing solution of four to eight weeks under our NurseChoice® brand to address hospitals’ urgent need for registered nurses. NurseChoice® is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. Additionally, NurseChoice® provides clinicians for hospitals and health systems undergoing EMR technology implementations pursuant to grants available to healthcare facilities under the federal Health Information Technology for Economic and Clinical Health Act. We also offer local staffing. Local staffing involves the placement of locally based healthcare professionals on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours notice of their local staffing assignments that require a turnaround from their staffing agencies of generally less than 24 hours. Nurses comprised approximately 85% of total nurse and allied temporary healthcare professionals working for us in 2013.

Allied Health Professionals. We provide allied health professionals under brands that include Med Travelers®, Club Staffing® and Rx Pro Health® to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprised approximately 15% of the total nurse and allied temporary healthcare professionals working for us in 2013.

Locum Tenens Staffing Segment

Similar to our nurse and allied healthcare staffing segment, through our locum tenens staffing segment, we can provide our clients with (1) managed service programs, (2) a VMS solution, and (3) traditional temporary staffing (“locum tenens”) services. We place as independent contractors physicians of all specialties, advanced practice clinicians and dentists on a locum tenens basis with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We recruit these professionals nationwide and typically place them on multi-week contracts with assignment lengths ranging from a few days up to one year. We set forth our locum tenens staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r).”

Physician Permanent Placement Services Segment

We provide physician permanent placement services under our Merritt Hawkins® and Kendall & Davis® brands to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery. We set forth our physician permanent placement services segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(r).”

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer clinicians and physicians placement opportunities and provide staffing solutions to our clients throughout the United States. During each of the past three years (1) we generated all of our revenue (other than a de minimus amount) in the United States and (2) all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2013, the largest percentages of our revenue were concentrated in California, Texas, New York, North Carolina and Pennsylvania.

The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients include Kaiser Foundation Hospitals, New York Presbyterian Health System, MedStar Health, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center, Rady Children’s Hospital and Johns Hopkins Health System. No single client healthcare system comprised more than 10% of consolidated revenue and no single client facility comprised more than 3% of consolidated revenue for the year ended December 31, 2013. One managed services program client comprised more than 10% of our nurse and allied healthcare staffing segment revenue for the year ended December 31, 2013. If we were to lose that managed services program client relationship and were unable to directly or indirectly as a subcontractor continue to provide significant staffing services to such client it may have a material adverse effect on our nurse and allied healthcare staffing segment. Our success in winning MSP contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. The dynamics could lead to a greater client concentration than that which we have historically experienced.

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

In our effort to attract and retain highly qualified clinicians and physicians, we offer an attractive package of benefits, which may include competitive compensation, professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or company provided housing if they elect not to receive reimbursement.

Screening, Licensing and Quality Management

We design our internal processes to ensure that the clinicians and physicians that we directly place with clients have the appropriate experience, credentials and skills. When placed on assignment, we continue to evaluate our clinicians and physicians to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. To a certain extent, we utilize subcontractors for placement of temporary clinicians and physicians in our managed services programs, and the subcontractors are responsible for the screening, licensing and privileging of these temporary clinicians and physicians. Our experience has shown us that well-matched placements result in more satisfied clinicians, physicians, healthcare facility clients and patients.

Placement

Through our nurse and allied healthcare staffing segment, we provide acute-care systems as well as other healthcare facilities with a range of clinical workforce management and staffing solutions. These offerings include a comprehensive managed services workforce solution in which we can manage all of the temporary staffing needs for a client, a recruitment process outsourcing service that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs, VMS technology delivered through a SaaS model, and more traditional staffing service solutions of local, short- and long-term assignment lengths. Under our national sales approach, staffing orders are available to the recruiters at all of our recruitment brands.

Our locum tenens staffing and physician permanent placement services segments generate nationwide orders for both temporary physicians and permanent physician placement. Our recruiters utilize our extensive database and our proven processes to fill permanent physician orders and schedule temporary physician assignments.

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

Technology and Information Systems

Our technology infrastructure and systems are essential to the operation of our business and achievement of our strategic and financial goals. Over the past two years, we have invested in our digital presence on websites, social media and mobile applications focused on lead management and recruitment. We are shifting our investments towards the modernization of our front office, back office and infrastructure domains. For both front office and back office functions, we intend to update and further expand our utilization of established commercially available platforms including PeopleSoft and Salesforce.com. We will continue to develop and maintain proprietary technology in areas in which we can differentiate our service offerings for our innovative workforce solutions such as VMS.
Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We regularly analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our employed clinicians to address specific work-injury risks and documentation of clinical events.

In addition to our proactive measures, we engage in a review process for incidents involving our clinicians and physicians. Upon notification of a clinician’s or physician’s involvement in an incident that may result in liability for us, we review his or her actions and make a prompt determination regarding whether he or she will continue the assignment and whether we will place him or her on future assignments. We also rely on our hospital and healthcare facility clients’ assessment, national database information and the state professional associations’ investigation of incidents involving our clinicians and physicians in determining continued and future assignments.

Regulation
The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. We provide services to our clients on a contract basis and receive payment directly from them. Accordingly, Medicare, Medicaid and managed care reimbursement policies generally do not affect us directly, though reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect our business. We continuously monitor legislation and regulatory changes for their potential effect on our business and allocate or redirect resources accordingly.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel who provide healthcare services at hospitals and other healthcare facilities. We believe we are currently licensed in all states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse and allied healthcare staffing divisions, as well as one of our locum tenens companies, Staff Care, Inc., and 25 of our local staffing offices have all received Joint Commission certification based on a review of our compliance with national standards. AMN Healthcare has also obtained its Credentials Verification Organization certification from the National Committee for Quality Assurance.

Most of the clinicians and physicians that we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We believe we take appropriate and reasonable steps to validate that our clinicians and physicians possess all necessary licenses and certifications.

Employees

As of December 31, 2013, we had approximately 1,900 corporate employees. During the fourth quarter of 2013, we had an average of 5,609 nurses, allied and other clinical healthcare professionals contracted to work for us. This does not include our locum tenens, all of whom are independent contractors and not employees.

Additional Information

We incorporated in the state of Delaware on November 10, 1997. We maintain a corporate website at www.amnhealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as other information free of charge through our website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to safe harbors under the Securities Act and the Exchange Act. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events and the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, statements that refer to projections of financial items; anticipated growth; future growth and revenue; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are described below, elsewhere in this Annual Report on Form 10-K and our other filings with the SEC.

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

Many healthcare facilities utilize temporary clinicians and physicians to accommodate an increase in hospital admissions. Alternatively, when hospital admissions decrease, due to reduced consumer spending, general unemployment causing an increase in under- and uninsured patients and other factors, the demand for our temporary clinicians and physicians typically declines. This may have an even greater negative impact on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience more competitive pricing pressure during periods of decreased patient occupancy and hospital admissions, negatively affecting our revenue and profitability.
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

Our business depends upon our ability to maintain and secure existing and new clients because we generally do not have long-term or guaranteed contracts.

We generally do not have long-term or guaranteed order contracts for our recruitment and placement services with our clients. Outside of our managed services and VMS offerings, our hospital, healthcare facility and physician practice group clients are generally free to award contracts to and place orders and new searches with our competitors.

In addition, we provide services to some of our government clients through businesses such as small businesses or minority-owned contractors who have received set-aside awards. These intermediary organizations may negatively affect our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with clients and may also negatively affect the profitability of these client relationships.

Consolidation and concentration in buyers of healthcare workforce solutions and staffing services could negatively affect pricing of our services and our ability to mitigate credit risk.

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

One of our managed services program clients within our nurse and allied healthcare staffing segment comprised more than 10% of that segment’s revenue in 2013. If we were to lose that client and were unable to provide a significant amount of services to that client, whether directly or as a subcontractor, such loss may have a material adverse effect on our nurse and allied healthcare staffing segment.

If we are unable to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement and client needs, we may not remain competitive.

The settings for the delivery of patient services continually evolve and implicate alternative modes of healthcare delivery, such as telemedicine. Government mandates, third-party reimbursements and the public’s adoption and demand for such new modes of healthcare delivery may negatively affect our clients’ demand for our services, which, in turn, could negatively affect our revenue, results of operations and cash flows.

Our success depends upon our ability to quickly adapt to changing marketplace conditions and client needs. The success of new service lines and business models will depend on many factors, including our ability to properly anticipate and satisfy client needs, quickly come into compliance with new federal or state regulations, and differentiate our services and abilities from those of our competitors. Moreover, our competition may respond more quickly to new or emerging client needs and marketplace conditions. The development of these service lines and business models requires close attention to emerging trends and proposed federal and state legislation related to the healthcare industry. If we are unable to anticipate changing marketplace conditions, adapt our current business model to adequately meet changing conditions in the healthcare industry and develop and successfully implement innovative services, we may not remain competitive.

The ability of our clients to retain and increase the productivity of their permanent staff or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, may affect the demand for our services, which could negatively affect our revenue, results of operation and cash flows.

If our clients retain and increase the productivity of their permanent clinical staff, their need for our recruitment and placement services for temporary positions may decline. Higher permanent staff retention rates and increased productivity of permanent staff members could result in increased efficiencies, thereby reducing the demand for both our recruitment and placement services for temporary positions, which could negatively affect our revenue, results of operation and cash flows. Additionally, many of our clients maintain internal recruitment functions of various degrees of sophistication for their staffing needs. If such clients are able to successfully increase the efficiency and effectiveness of their internal recruiting efforts, through more effective internet- or social media-based recruiting or otherwise, it could reduce the demand for our permanent and temporary staffing services, which could negatively affect our revenue, results of operation and cash flows.

Regulatory and Legal Risk Factors

We are subject to federal and state healthcare industry regulation including professional licensure, conduct of operations, and costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, costs and payment for services and payment for referrals. We provide workforce solutions and services on a contract basis to our clients, who pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments, which would negatively affect the demand and the prices for our services. In addition, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with applicable laws and regulations, which may negatively affect our profitability.

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
The success of our business depends on our ability to quickly and efficiently obtain licenses and privileges for our clinicians and physicians in the various jurisdictions and settings in which we operate. The costs to comply and obtain the necessary licensure may impact the revenue and profitability of our business.

We are also subject to certain laws and regulations applicable to recruitment and placement agencies. Like all employers, we must also comply with various laws and regulations relating to employment and pay practices. There is a risk that we could be subject to payment of additional wages, insurance and employment and payroll-related taxes. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. These laws and regulations may also impede our ability to grow the size and profitability of our operations.

Legislation regarding the current delivery and third party payor system for healthcare may have significant and unforeseeable effects on our business.

The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act. The PPACA and Reconciliation Act (collectively, the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health & Human Services, and the states.
Beginning in 2014, a number of key provisions of the Act take effect including, the establishment of state insurance exchanges (“Exchanges”), insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third party administrators. Collectively, these items have the potential to significantly change the insurance marketplace and how employers provide insurance to employees.

Although the “pay or play” penalties on large employers have been delayed until 2015, in future periods, the effects of the Act may result in increased costs to us. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase our prices to offset any associated potential increased costs.
The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely affect our profitability.

We treat physicians and certain advanced practitioners, such as certified nurse anesthetists, nurse practitioners and physician assistants, as independent contractors. Federal or state taxing authorities may take the position that such professionals are employees exposing us to additional wage and insurance claims, and employment and payroll-related taxes. A reclassification of our locum tenens clinicians and physicians to employees from independent contractors could result in liability that would have a significant negative impact on the profitability of the period in which assessed, and would require changes to our payroll and related business processes, which could be costly. In addition, many states have laws that prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians were classified as employees in states that prohibit the corporate practice of medicine, we may be prohibited from conducting our locum tenens staffing business in those states under our current business model, which may have a substantial negative effect on our revenue, results of operations and profitability.
Medical malpractice, violation of employment and wage regulations and other claims asserted against us could subject us to substantial liabilities.

We, along with our clients, clinicians and physicians are subject to investigations, claims and legal actions alleging malpractice or related legal theories. At times, plaintiffs name us in these lawsuits and actions regardless of our contractual obligations, the competency of the clinicians and physicians, the standard of care provided by the clinicians and physicians, the quality of service that we provided or our actions. In certain instances, we are contractually required to indemnify our clients against some or all of these potential legal actions. Additionally, we may be subject to various employment claims, including wage and hour claims, by our corporate employees and our employed clinicians. We are also subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged.

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

We are also subject to exam from various federal and state taxation authorities from time to time and an unforeseen negative outcome from such an exam could have a negative impact on our financial position, results of operations and cash flow.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to implement new infrastructure and technology systems may adversely affect our operating results and ability to manage our business effectively.

We have technology, operations and human capital infrastructures to support our existing business. We must continue to invest in these infrastructures including implementing new operating and front and back office technology systems to support our growth and improve our efficiency, and have embarked on a five-year plan to upgrade and convert our infrastructure, back office and front office network platforms. Implementing new systems is costly and involves risks inherent in the conversion to a new technology platform, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively.

Technology disruptions and obsolescence may negatively affect our business operations.

Our ability to deliver services to our clients and to manage our internal systems depends largely upon our access to and the performance of our management information and communications systems, including our VMS and other client/clinician-facing self-service websites. These technology systems also maintain accounting and financial information, upon which we depend to fulfill our financial reporting obligations. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters, or service interruptions. Additionally, these systems are subject to other non-environmental risks, including technological obsolescence and lack of strategic alignment with our evolving business. We have embarked on a five-year plan to update and align our technology with our current and future business needs. If our current or planned systems do not adequately support our operations, are damaged or disrupted or if we are unable to replace, repair, maintain or expand them, it may adversely affect our business operations and our profitability.

If we do not continue to recruit and retain sufficient quality clinicians and physicians at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.

We rely significantly on our ability to recruit and retain a sufficient number of clinicians and physicians who possess the skills, experience and licenses necessary to meet the requirements of our clients. We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract clinicians and physicians based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business, but particularly in the physician permanent placement business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our clients.

Our ability to recruit and retain temporary and permanent clinicians and physicians depends on several factors, including our ability to provide our clinicians and physicians with assignments and placements that they view as attractive and to provide competitive compensation packages. The costs of attracting clinicians and physicians and providing them with attractive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent clinicians and physicians, our service execution may deteriorate and, as a result, we could lose clients.

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

Our success depends heavily upon the performance of our sales and operations team members. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates. In addition, we commit substantial resources to the training, development and support of our team members. Competition for qualified sales team members in the line of business in which we operate is strong, and we may not be able to retain some of our sales team members after we have expended the time and expense to recruit and train them.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2015, which is renewable on an annual basis. Other senior members of the team are employees at will with standard severance agreements. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
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

Risk Factors Related to Our Indebtedness and Other Liabilities

We have substantial accruals for self-insured retentions and unrecognized tax benefits on our balance sheet, and any significant adverse adjustments in these accruals may decrease our earnings or increase our losses and negatively impact our cash flow.

We maintain accruals for self-insured retentions for professional liability, health insurance, workers compensation and other employment practices related matters on our balance sheet. A significant increase to these self-insured retention accruals may decrease our earnings. We determine the adequacy of our self-insured retention accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third party administrators, actuarial firms and tax advisors as well as industry experience and trends. If such information collectively indicates that our accruals are overstated or understated, we reduce or provide for additional accruals, as appropriate.

In addition, we maintain an unrecognized tax benefits accrual related to certain income tax positions that we have taken. As of December 31, 2013, the unrecognized tax benefits including interest and penalties was $27.2 million. Adjustments in the amount or nature of accruals for tax matters may negatively impact our financial results and, if there are payments to governmental agencies associated with these tax positions, our cash flow.

Our level of indebtedness could adversely affect our future financial condition.

We are party to a credit agreement, which contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock. As of December 31, 2013, our term loans outstanding, net of discount, equaled $148.7 million.

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
Our ability to service our indebtedness will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Additionally, if we are not in compliance with the covenants in our credit agreement, we would be in default, and the lenders could call the debt, which would have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2013 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (corporate headquarters)	175,672
Irving, Texas (all segments)	93,400
St. Louis, Missouri (locum tenens staffing and physician permanent placement services segments)	16,551

Item 3.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. The most significant matter of which we were the defendant was a class action related to wage and hour claims. In the second quarter of 2013, we reached a settlement with the plaintiffs in such action (and a related action) for an immaterial amount. The Court granted final approval of the settlement in February 2014. At December 31, 2013, we had fully reserved for the settlement of such action, which was included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2013. We currently are not aware of any pending or threatened litigation that we believe is reasonably possible to have a material adverse effect on our results of operations, financial position or liquidity.

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

Our common stock trades on the New York Stock Exchange under the symbol “AHS.” The last reported sale of our common stock on February 18, 2014 on the New York Stock Exchange was $14.11 per share. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2013
First Quarter	$15.94	$10.34
Second Quarter	$15.91	$12.29
Third Quarter	$16.20	$13.50
Fourth Quarter	$14.88	$11.30
Year Ended December 31, 2012
First Quarter	$6.35	$3.86
Second Quarter	$7.68	$5.45
Third Quarter	$10.07	$5.50
Fourth Quarter	$12.17	$9.49

During the quarter ended December 31, 2013, neither we nor any “affiliated purchaser” on our behalf repurchased any shares of our common stock. During the fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act.

As of February 18, 2014, there were 29 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue time and expense.

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business and to pay down debt. Any future determination to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants restricting such actions in our credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the table regarding compensation plans under which our equity securities are authorized for issuance set forth in Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
     The graph below compares the total stockholder return on our common stock with the total stockholder return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2008 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
AMN Healthcare Services, Inc.
NYSE Composite
Dow Jones US Business Training & Employment Agencies

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 Dow Jones & Co. All rights reserved.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
AMN Healthcare Services, Inc.	100.00	107.09	72.58	52.36	136.52	173.76
NYSE Composite	100.00	128.28	145.46	139.87	162.23	204.87
BTEA	100.00	152.61	183.81	120.93	136.70	229.59

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data at December 31, 2013 and 2012 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data at December 31, 2011, 2010 and 2009 from audited financial statements of ours that do not appear herein.

We completed our acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, on September 1, 2010. Accordingly, the consolidated statement of operations for the year ended December 31, 2010 includes the result of operations of NFI since the date of acquisition. Our acquisition of NFI in September 2010 affects the comparability of the selected financial data of the pre-acquisition time period and post-acquisition time period.

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

We completed our acquisition of ShiftWise on November 20, 2013. Accordingly, the consolidated statement of operations for the year ended December 31, 2013 includes the result of operations of ShiftWise since the date of acquisition.

We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2013	2012	2011	2010	2009
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,011,816	$953,951	$887,466	$669,912	$759,790
Cost of revenue	714,536	683,554	638,147	485,550	555,369
Gross profit	297,280	270,397	249,319	184,362	204,421
Operating expenses:
Selling, general and administrative	218,233	202,904	195,348	162,543	157,241
Depreciation and amortization	13,545	14,151	16,324	14,764	13,812
Impairment and restructuring charges	—	—	—	50,832	186,977
Total operating expenses	231,778	217,055	211,672	228,139	358,030
Income (loss) from operations	65,502	53,342	37,647	(43,777)	(153,609)
Interest expense, net	9,665	26,019	23,727	19,762	11,955
Income (loss) from continuing operations before income taxes	55,837	27,323	13,920	(63,539)	(165,564)
Income tax expense (benefit)	22,904	11,010	8,904	(10,787)	(43,387)
Income (loss) from continuing operations	32,933	16,313	5,016	(52,752)	(122,177)
Income (loss) from discontinued operations, net of tax	—	823	(31,281)	761	—
Net income (loss)	$32,933	$17,136	$(26,265)	$(51,991)	$(122,177)
Basic income (loss) per common share from:
Continuing operations	$0.72	$0.36	$0.12	$(1.51)	$(3.75)
Discontinued operations	—	0.02	(0.78)	0.02	—
Net income (loss)	$0.72	0.38	$(0.66)	$(1.49)	$(3.75)
Diluted income (loss) per common share from:
Continuing operations	$0.69	$0.35	$0.11	$(1.51)	$(3.75)
Discontinued operations	—	0.02	(0.68)	0.02	—
Net income (loss)	$0.69	0.37	$(0.57)	$(1.49)	$(3.75)
Weighted average common shares outstanding:
Basic	45,963	41,632	39,913	34,840	32,615
Diluted	47,787	46,709	45,951	34,840	32,615

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,580	$5,681	$3,962	$1,883	$27,053
Total assets	592,234	517,386	535,631	562,110	389,004
Total notes payable, including current portion and discount	148,672	158,178	202,323	214,686	105,621
Total stockholders’ equity	217,742	182,111	135,659	153,455	170,844

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” under Item 1, “Business.” We intend this MD&A section to provide you with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following sections comprise this MD&A:

•	Overview

•	Management Initiatives

•	Recent Trends

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Off-Balance Sheet and Other Financing Arrangements

•	Potential Fluctuations in Quarterly Results and Seasonality

•	Inflation

•	Recent Accounting Pronouncements
Overview

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, vendor management solutions, recruitment process outsourcing, and recruitment and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and healthcare staffing services to manage their temporary and permanent clinical workforce needs in an economically beneficial manner. Our managed services programs and vendor management solutions enable healthcare organizations to increase their efficiency by managing all of their clinical supplemental workforce needs through one company or technology.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the year ended December 31, 2013, we recorded revenue of $1,011.8 million, as compared to revenue of $954.0 million for 2012. We recorded net income of $32.9 million for 2013, as compared to $17.1 million for 2012.

Nurse and allied healthcare staffing segment revenue comprised 68% and 69% of total consolidated revenue for the years ended December 31, 2013 and 2012, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a SaaS VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; and (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 28% and 27% of total consolidated revenue for the years ended December 31, 2013 and 2012, respectively. Through our locum tenens staffing segment, we provide (1) a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) a SaaS VMS through which our clients can manage all of their locum tenens needs and (3) place physicians of all specialties, as well as dentists and other advanced practice providers with clients on a temporary basis as independent contractors. These locum tenens are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for each of the years ended December 31, 2013 and 2012. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

We completed the sale of our home healthcare services segment in January 2012. Accordingly, we classified the home healthcare services segment as a disposal group held for sale as of December 31, 2011 and its results of operations as discontinued operations for the years ended December 31, 2012 and 2011.

We completed our acquisition of ShiftWise on November 20, 2013. Accordingly, the consolidated statement of operations for the year ended December 31, 2013 includes the results of operations of ShiftWise since the date of its acquisition.

 Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients, clinicians and physicians. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as managed services programs, VMS and RPO. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and candidate quality enhancements. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinicians and physicians, while providing a more recurring stream of revenue that reduces our exposure to economic cycle risk. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.
Recent Trends

Early into 2014, demand in our travel nursing division has improved from mid-year levels, although overall demand is currently trending at levels below prior year. Our allied business is experiencing relatively stable demand levels across all modalities. We believe the lack of significant demand growth is resulting from a combination of factors including weaker inpatient hospital admissions, reimbursement cuts, and tight spending controls from hospitals due to the uncertainty of near-term impacts from implementation of the PPACA.

We continue to see clients migrate to managed services program relationships, and during the year ended December 31, 2013, revenue from these contracts represented approximately 40% of our nurse and allied healthcare staffing segment revenue. With the inclusion of ShiftWise in this operating segment and continued penetration of managed service programs, we expect that revenue attributable to our workforce solutions will continue to grow. As a result of these managed services relationships, we have an improved ability to fill more of the demand and create operational efficiencies. Although our gross margins have improved throughout 2013, we are experiencing an increase in insurance and housing rent costs as a constrained rental market continues to drive rates higher. We have partially mitigated this impact by contracting with new lower cost rental properties and through bill rate increases.

In our locum tenens staffing segment, our managed services program offering is growing as we add new clients and increase penetration with existing clients.

Throughout 2013 and into 2014, we have experienced increased demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing those searches, which has translated into improved profitability.

 Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, accounts receivable, contingencies and litigation, valuation and recognition of share-based payments, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill and Indefinite-lived Intangible Assets

Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analysis to assess the recoverability of the goodwill and indefinite-lived intangible assets. We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
We experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, we lowered our projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit with the reporting unit’s carrying amount, including goodwill. We determined the fair value of the reporting unit using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill based on a number of factors, including the implied discount rate, with the carrying amount of that goodwill. During the third quarter of 2011, we completed the first step of our goodwill impairment testing, which indicated that the fair value of our home healthcare services reporting unit was lower than its carrying value. The decrease in value was due to lower projected near-term growth rates in the home healthcare industry, lowering the anticipated growth trend used for goodwill impairment testing. We recognized a preliminary pre-tax goodwill impairment charge of approximately $24.5 million during the third quarter of 2011, which represented management’s best estimate of the goodwill impairment based on the fair value analysis completed to date. During the fourth quarter of 2011, we finalized the interim valuation of our identified tangible and intangible assets and liabilities for purposes of determining the implied fair value of goodwill and determined there was no further impairment of goodwill at that time. We included the goodwill impairment charges in loss from discontinued operations on the consolidated statement of comprehensive loss for the year ended December 31, 2011. During the fourth quarter of 2011, we performed our annual impairment test as of October 31, 2011 and determined there was no impairment of our goodwill. In addition, during the third quarter of 2011, as a result of lowering our projected near-term growth rate in the home healthcare services segment, we recorded a preliminary pre-tax impairment charge of $6.7 million, which related to an indefinite-lived intangible asset shared by the nurse staffing reporting unit and home healthcare services reporting unit. During the fourth quarter of 2011, we performed our annual impairment testing and recorded an additional impairment charge of $7.7 million as a result of the January 2012 sale of the home healthcare business, which further impaired the above indefinite-lived asset. We included the intangible asset charges in loss from discontinued operations on the consolidated statement of comprehensive loss for the year ended December 31, 2011.
We performed the annual impairment test at October 31, 2012 and determined there was no impairment of goodwill and indefinite-lived intangible assets.
We performed the annual impairment test at October 31, 2013 and determined there was no impairment of goodwill and indefinite-lived intangible assets. We assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit and indefinite-lived intangible assets are less than their carrying amount. As a result of the qualitative assessments, we determined that it is more likely than not that the fair value of the reporting units and indefinite-lived intangible assets are greater than their carrying amounts and there was no impairment of goodwill and indefinite-lived intangible assets. No events or circumstances have occurred subsequent to October 31, 2013 that indicate that impairment may have occurred.
Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our long-lived intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that long-lived intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. We have analyzed our amortizable long-lived assets for impairment and determined that there is no impairment for the years ended December 31, 2013 and 2012.

Professional Liability Reserve

We maintain an accrual for professional liability self-insured retention limits that we include in accounts payable and accrued expenses and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of this undiscounted accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third party administrators, as well as by analyzing independent actuarial studies. We obtain actuarial studies on a semi-annual basis that use our historical claims data and industry data to assist us in determining the adequacy of our reserves each year.

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

Workers Compensation Reserve

We maintain an accrual for workers compensation self-insured retention limits, which we include in accrued compensation and benefits and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of these undiscounted accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third party administrators, as well as by analyzing independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and actual claims data, as well as industry data, to determine the appropriate reserves for each policy year. The actuarial study for workers compensation provides us with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. We record our accruals based on the amounts provided in the actuarial study, which we believe is the best estimate of our liability.

Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. We recognize revenue when earned and realizable. We have contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, we use our temporary clinicians along with those of third party subcontractors to fulfill customer orders. If we use subcontractors, we record revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee we charge for our managed services programs. We generally pay the subcontractor after we receive payment from the customer. We record subcontractor accounts receivable from the client in the consolidated balance sheets. We include payables to subcontractors in accounts payable and accrued expenses in the consolidated balance sheets.

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

Contingent Liabilities

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. The most significant matter of which we were the defendant during 2013 was a class action related to wage and hour claims. In the second quarter of 2013, we reached a settlement with the plaintiffs in such action (and a related action) for an immaterial amount. The Court granted final approval of the settlement in February 2014. At December 31, 2013, we had fully reserved for the settlement of such action, which we included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2013. We currently are not aware of any pending or threatened litigation that we believe is reasonably possible to have a material adverse effect on our results of operations, financial position or liquidity.
Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our clinicians and physicians. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters.
Staff Care, Inc., an indirect wholly-owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll-related taxes in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. We appealed the EDD’s assessment, but made a payment to the EDD in the amount of $2.3 million on September 5, 2008 to cease the accrual of interest during the pendency of the appeal. On March 28, 2012, we and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to us $2.0 million of the $2.3 million payment made by us on September 5, 2008. As a result, we recorded a $2.0 million benefit offsetting selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2012.

Share-Based Payments

All share-based payments, including grants of stock options, stock appreciation rights, restricted stock units and performance restricted stock units, are recognized in our financial statements based upon their respective grant date fair values. We expense the estimated fair value of share-based awards over the requisite employee service period, which is the vesting period. We amortize the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. The measurement of share-based compensation cost is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, our stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. We use historical data to estimate pre-vesting equity award forfeitures and record share-based compensation expense only for those awards that we expect to vest. The excess tax benefits recognized in equity related to equity award exercises are reflected as cash inflows from financing activities in the consolidated statements of cash flows. There is a corresponding cash outflow from operating activities for excess tax benefits in the consolidated statements of cash flows.

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
We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. We evaluate our unrecognized tax benefits in accordance with the guidance for accounting for uncertainty in income taxes. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Guidance is also provided for recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially affect our results of operations.

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

	Years Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	70.6	71.7	71.9
Gross profit	29.4	28.3	28.1
Selling, general and administrative	21.6	21.3	22.0
Depreciation and amortization	1.3	1.5	1.8
Income from operations	6.5	5.5	4.2
Interest expense, net	1.0	2.7	2.7
Income from continuing operations before income taxes	5.5	2.8	1.5
Income tax expense	2.3	1.2	1.0
Income from continuing operations	3.2	1.6	0.5
Income (loss) from discontinued operations, net of tax	—	0.1	(3.5)
Net income (loss)	3.2%	1.7%	(3.0)%

Comparison of Results for the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenue.    Revenue increased 6% to $1,011.8 million for 2013 from $954.0 million for 2012, as a result of higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 4% to $682.0 million for 2013 from $653.8 million for 2012. The increase was primarily attributable to a 2% increase in the average number of clinicians on assignment, which was driven by increased travel nurse volume and increased volume of electronic medical record engagements during 2013, with the remainder of the increase due primarily to a combination of an increase in bill rates, and mix shift to higher bill rate specialties during the year ended December 31, 2013.

Locum tenens staffing segment revenue increased 10% to $287.5 million for 2013 from $261.4 million for 2012. The increase was primarily attributable to an 8% increase in the number of days filled and a 2% increase in the revenue per day filled resulting from bill rate increases across most specialties during the year ended December 31, 2013.
Physician permanent placement services segment revenue increased 9% to $42.4 million for 2013 from $38.7 million for 2012. The increase was primarily due to the increase in active searches and placements during the year ended December 31, 2013.

Cost of Revenue.    Cost of revenue increased 5% to $714.5 million for 2013 from $683.6 million for 2012. The increase was primarily due to an increase in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment and an increase in the number of days filled in the locum tenens staffing segment, partially offset by a $1.6 million actuarial-based workers compensation benefit recorded in the nurse and allied healthcare staffing segment during the year ended December 31, 2013.

Nurse and allied healthcare staffing segment cost of revenue increased 3% to $494.9 million for 2013 from $480.3 million for 2012. The increase was primarily attributable to an increase in the average number of clinicians on assignment, partially offset by a $1.6 million actuarial-based workers compensation benefit during the year ended December 31, 2013.

Locum tenens staffing segment cost of revenue increased 8% to $203.9 million for 2013 from $188.6 million for 2012. The increase was primarily attributable to an 8% increase in the number of days filled by locum tenens physicians and clinicians during the year ended December 31, 2013.

Physician permanent placement services segment cost of revenue increased 8% to $15.8 million for 2013 from $14.6 million for 2012 primarily due to increases in recruiter compensation during the year ended December 31, 2013.

Gross Profit.    Gross profit increased 10% to $297.3 million for 2013 from $270.4 million for 2012, representing gross margins of 29.4% and 28.3%, respectively. The increase in consolidated gross margin was primarily due to an increase in gross margin in all three of our reportable segments. The nurse and allied healthcare staffing segment increase was primarily due to favorable insurance claims experience, the locum tenens staffing segment increase was primarily due to higher bill to pay spreads and the physician permanent placement services segment increase was primarily due to an increase in recruiter productivity during the year ended December 31, 2013. Gross margin rate by reportable segment for 2013 and 2012 was 27.4% and 26.5%, respectively, for nurse and allied healthcare staffing, 29.1% and 27.9%, respectively, for locum tenens staffing, and 62.7% and 62.3%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses.    SG&A expenses were $218.2 million, representing 21.6% of revenue, for 2013, as compared to $202.9 million, representing 21.3% of revenue, for 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business during 2013 and a $2.0 million refund received from the EDD in 2012 in connection with the settlement of a prior period assessment. The increase was partially offset by a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the year ended December 31, 2013. See Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)b, Treasury Stock” for additional information. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2013	2012
Nurse and allied healthcare staffing	$104,642	$97,584
Locum tenens staffing	58,909	51,202
Physician permanent placement services	17,630	16,223
Unallocated corporate overhead	30,927	31,674
Share-based compensation	6,125	6,221
	$218,233	$202,904
Depreciation and Amortization Expenses.    Amortization expense decreased 3% to $6.5 million for 2013 from $6.7 million for 2012, with the decrease primarily attributable to having more intangible assets fully amortized during the year ended December 31, 2013. Depreciation expense decreased 7% to $7.0 million for 2013 from $7.5 million for 2012, with the decrease primarily attributable to having more fixed assets fully depreciated for the year ended December 31, 2013.

Interest Expense, Net.    Interest expense, net, was $9.7 million for 2013 as compared to $26.0 million for 2012. The decrease was primarily attributable to a $9.8 million loss on debt extinguishment recorded during the year ended December 31, 2012 and a lower average debt outstanding balance and lower interest rate for the year ended December 31, 2013.

Income Tax Expense.    We recorded an income tax expense of $22.9 million for 2013 from continuing operations as compared to $11.0 million for 2012, reflecting effective income tax rates of 41.0% and 40.3% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7, Income Taxes.”

Income From Discontinued Operations.    We recorded no income from discontinued operations for the year ended December 31, 2013. For the year ended December 31, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Discontinued Operations.”

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

Locum tenens staffing segment cost of revenue decreased 9% to $188.6 million for 2012 from $206.2 million for 2011. The decrease was primarily attributable to an 8% decline in the number of days filled by locum tenens physicians and clinicians and a decrease in our housing and travel cost per day filled.

Physician permanent placement services segment cost of revenue increased slightly to $14.6 million for 2012 from $14.4 million for 2011 primarily due to increases in travel expenses and recruiter compensation.

Gross Profit.    Gross profit increased 8% to $270.4 million for 2012 from $249.3 million for 2011, representing gross margins of 28.3% and 28.1%, respectively. The increase in gross margin was primarily due to an increase in gross margin in the locum tenens staffing segment due to higher bill to pay spreads. Gross margin rate by reportable segment for 2012 and 2011 was 26.5% and 26.8%, respectively, for nurse and allied healthcare staffing, 27.9% and 25.8%, respectively, for locum tenens staffing, and 62.3% and 63.0%, respectively, for physician permanent placement services.

 Selling, General and Administrative Expenses.    SG&A expenses were $202.9 million, representing 21.3% of revenue, for 2012, as compared to $195.3 million, representing 22.0% of revenue, for 2011. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business, partially offset by the absence of integration-related expenses associated with the NFI acquisition. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2012	2011
Nurse and allied healthcare staffing	$97,584	$90,333
Locum tenens staffing	51,202	50,032
Physician permanent placement services	16,223	13,845
Unallocated corporate overhead	31,674	34,040
Share-based compensation	6,221	7,098
	$202,904	$195,348

Depreciation and Amortization Expenses.    Amortization expense decreased 7% to $6.7 million for 2012 from $7.2 million for 2011, with the decrease primarily attributable to having more intangible assets fully amortized during the year ended December 31, 2012. Depreciation expense decreased 18% to $7.5 million for 2012 from $9.1 million for 2011, with the decrease primarily attributable to having more fixed assets fully depreciated for the year ended December 31, 2012.

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

Income Tax Expense.    We recorded an income tax expense of $11.0 million for 2012 from continuing operations as compared to $8.9 million for 2011, reflecting effective income tax rates of 40.3% and 64.0% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7, Income Taxes.”

Income (Loss) From Discontinued Operations.    For the year ended December 31, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. For the year ended December 31, 2011, the $31.3 million loss from discontinued operations included $24.5 million related to goodwill impairment and $14.4 million related to tradename impairment along with the results of the operations of the home healthcare segment during the year, net of tax. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$58,637	$60,512	19,312
Net cash provided by (used in) investing activities	(47,900)	2,961	(1,981)
Net cash used in financing activities	(783)	(61,684)	(15,300)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At December 31, 2013, $158.7 million, net of discount, was outstanding under our credit facilities with $30.5 million of available credit under our $50 million secured revolving credit facility (the “Revolver”).

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

Operating Activities

Net cash provided by operations for 2013 was $58.6 million, compared to $60.5 million for 2012 and $19.3 million for 2011. The decrease in net cash provided by operations for 2013 from 2012 was primarily attributable to an increase in accounts receivable, partially offset by better operating results during the year ended December 31, 2013. Our Days Sales Outstanding (“DSO”) was 55 days and 53 days at December 31, 2013 and 2012, respectively.

Investing Activities

Net cash used in investing activities for 2013 was $47.9 million, compared to $3.0 million net cash provided by investing activities and $2.0 million net cash used in investing activities for 2012 and 2011, respectively. Capital expenditures were $9.0 million, $5.5 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in capital expenditures during 2013 was to support the growth in the business and management initiatives. We expect our future capital expenditure requirements to be approximately 1% of revenue.
We paid cash of $39.5 million in 2013 for our acquisition of Shiftwise compared to $0 paid for acquisitions in 2012 and 2011.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2013 was $0.8 million, primarily attributable to paying down our debt offset by borrowings under the Revolver. Net cash used in financing activities during the year ended December 31, 2012 was $61.7 million, primarily due to paying down our debt during the period. Net cash used in financing activities during the year ended December 31, 2011 was $15.3 million, primarily due to paying off the NFI debt offset by the additional borrowings under our then-existing credit facilities.

Credit Agreement

On April 5, 2012, we entered into a Credit Agreement (the “Credit Agreement”) with several lenders. Our Credit Agreement provides us two “Credit Facilities,” which include (A) the Revolver and (B) a $200 million face value secured term loan credit facility (the “Term Loan”), net of unamortized original issue discount of $2.0 million. The Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75 million (with a $37.5 million sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. The Revolver is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively.
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
The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio. We were in compliance with these requirements as of December 31, 2013.
We entered into the First Amendment to Credit Agreement (the “First Amendment”), which became effective on April 9, 2013. For more detail regarding the terms of the First Amendment, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8, Notes Payable and Related Credit Agreement.”
Borrowings Under Credit Facilities

As of December 31, 2013 and 2012, the total of our Term Loan outstanding (including both the current and long-term portions), net of discount, was $148.7 million and $158.2 million, respectively. As of December 31, 2013, there was $10 million outstanding under the Revolver. At December 31, 2012, there were no amounts outstanding under the Revolver.

Financing Costs Under Credit Facilities
In connection with the First Amendment, we incurred approximately $0.9 million in deferred financing fees, of which $0.3 million were capitalized and are amortized to interest expense over the term of the Credit Agreement and the remaining amount was recorded as interest expense in April 2013. In addition, in April 2013, we wrote off to interest expense $0.4 million of unamortized deferred financing fees and original issue discount resulting from the First Amendment.

Letters of Credit

At December 31, 2013, we maintained outstanding standby letters of credit totaling $27.7 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $27.7 million outstanding letters of credit, we have cash collateralized $18.2 million and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2012 totaled $31.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Fiscal Year
	2014	2015	2016	2017	2018	Thereafter	Total
Notes payable (1)	$5,611	$5,611	$5,611	$5,611	$151,080	$—	$173,524
Capital lease obligations (2)	542	2	—	—	—	—	544
Operating lease obligations (3)	14,534	13,679	11,311	10,869	6,194	—	56,587
Total contractual obligations	$20,687	$19,292	$16,922	$16,480	$157,274	$—	$230,655

(1)
Amounts represent contractual amounts due under the Term Loan, including interest calculated on rate in effect at December 31, 2013. The voluntary prepayments we made during 2012 have satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the Credit Agreement.

(2)	Amounts represent contractual amounts due, including interest, with initial or remaining lease terms in excess of one year.

(3)
Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts. The amounts have not been reduced by minimum sublease rents of $0.2 million expected to be recovered under operating subleases.

In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $27.2 million at December 31, 2013. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential settlements, if any, with taxing authorities. Increases to the accrual may decrease our earnings and cash flow may be negatively impacted if there are payments associated with these reserves.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2013 and 2012, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1(s), Summary of Significant Accounting Policies-Recently Adopted Accounting Pronouncements” for information regarding the effect of recently adopted accounting pronouncements on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

During 2013, our primary exposure to market risk was interest rate risk associated with our debt instruments. Borrowings under the Term Loan bear interest at floating rates based upon either a LIBOR (with a floor of 0.75%) or a base rate option selected by us, plus a spread of 3.00% and 2.00%, respectively. A 1% change in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2013.

We conduct a de minimus amount of international operations. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule of valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMN Healthcare Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 21, 2014

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,580	$5,681
Accounts receivable, net of allowances of $5,118 and $5,003 at December 31, 2013 and 2012, respectively	147,477	142,510
Accounts receivable, subcontractor	18,271	18,467
Deferred income taxes, net	24,938	18,123
Prepaid and other current assets	23,833	18,963
Total current assets	230,099	203,744
Restricted cash, cash equivalents and investments	23,115	18,861
Fixed assets, net	21,158	14,815
Other assets	23,023	19,732
Goodwill	144,642	123,324
Intangible assets, net	150,197	136,910
Total assets	$592,234	$517,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	69,407	$52,619
Accrued compensation and benefits	54,825	49,443
Revolving credit facility	10,000	—
Other current liabilities	6,060	7,463
Total current liabilities	140,292	109,525
Notes payable, net of discount	148,672	158,178
Other long-term liabilities	85,528	67,572
Total liabilities	374,492	335,275
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2013 and 2012 (Note 10(a))	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,011 and 45,691 shares issued and outstanding at December 31, 2013 and 2012, respectively	460	457
Additional paid-in capital	429,055	424,292
Accumulated deficit	(211,275)	(242,195)
Accumulated other comprehensive loss	(498)	(443)
Total stockholders’ equity	217,742	182,111
Total liabilities and stockholders’ equity	$592,234	$517,386

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$1,011,816	$953,951	$887,466
Cost of revenue	714,536	683,554	638,147
Gross profit	297,280	270,397	249,319
Operating expenses:
Selling, general and administrative	218,233	202,904	195,348
Depreciation and amortization	13,545	14,151	16,324
Total operating expenses	231,778	217,055	211,672
Income from operations	65,502	53,342	37,647
Interest expense, net (including loss on debt extinguishment of $434, $9,815, and $0 for the years ended December 31, 2013, 2012, and 2011, respectively)	9,665	26,019	23,727
Income from continuing operations before income taxes	55,837	27,323	13,920
Income tax expense	22,904	11,010	8,904
Income from continuing operations	32,933	16,313	5,016
Income (loss) from discontinued operations, net of tax	—	823	(31,281)
Net income (loss)	$32,933	$17,136	$(26,265)
Basic income (loss) per common share from:
Continuing operations	$0.72	$0.36	$0.12
Discontinued operations	—	0.02	(0.78)
Net income (loss)	$0.72	$0.38	$(0.66)
Diluted income (loss) per common share from:
Continuing operations	$0.69	$0.35	$0.11
Discontinued operations	—	0.02	(0.68)
Net income (loss)	$0.69	$0.37	$(0.57)
Weighted average common shares outstanding:
Basic	45,963	41,632	39,913
Diluted	47,787	46,709	45,951

Other comprehensive income (loss) - foreign currency translation	(55)	(70)	48
Comprehensive income (loss)	$32,878	$17,066	$(26,217)

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	39,186	$392	$386,550	—	$—	$(233,066)	$(421)	$153,455
Equity awards vested and issued and exercised	418	4	(2,062)	—	—	—	—	(2,058)
Preferred Stock converted to common stock	850	9	4,291	—	—	—	—	4,300
Income tax shortfall from equity awards vested and issued and exercised	—	—	(953)	—	—	—	—	(953)
Share-based compensation	—	—	7,132	—	—	—	—	7,132
Comprehensive income (loss)						(26,265)	48	(26,217)
Balance, December 31, 2011	40,454	$405	$394,958	—	$—	$(259,331)	$(373)	$135,659
Equity awards vested and issued and exercised	486	5	(550)	—	—	—	—	(545)
Preferred Stock converted to common stock	4,751	47	23,992	—	—	—	—	24,039
Preferred Stock retirement	—	—	37	—	—	—	—	37
Income tax shortfall from equity awards vested and issued and exercised	—	—	(369)	—	—	—	—	(369)
Share-based compensation	—	—	6,224	—	—	—	—	6,224
Comprehensive income (loss)	—	—	—	—	—	17,136	(70)	17,066
Balance, December 31, 2012	45,691	$457	$424,292	—	$—	$(242,195)	$(443)	$182,111
Settlement of acquisition share holdback	—	—	—	—	(3,046)	—	—	(3,046)
Treasury stock retirement	(204)	(2)	(1,031)	—	3,046	(2,013)	—	—
Equity awards vested and issued and exercised	524	5	(1,498)	—	—	—	—	(1,493)
Income tax benefit from equity awards vested and issued and exercised	—	—	1,167	—	—	—	—	1,167
Share-based compensation	—	—	6,125	—	—	—	—	6,125
Comprehensive income (loss)	—	—	—	—	—	32,933	(55)	32,878
Balance, December 31, 2013	46,011	$460	$429,055	—	$—	$(211,275)	$(498)	$217,742

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$32,933	$17,136	$(26,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,545	14,151	16,416
Non-cash interest expense	1,336	2,921	3,787
Increase in allowances for doubtful accounts and sales credits	4,628	6,786	4,411
Provision for deferred income taxes	3,031	6,951	(1,795)
Share-based compensation	6,125	6,224	7,132
Excess tax benefit from share-based compensation	(1,521)	(44)	(109)
Holdback settlement in equity from prior acquisition	(3,046)	—	—
Impairment charges for discontinued operations	—	—	38,898
Gain on sale of discontinued operations	—	(1,187)	—
Loss on disposal or sale of fixed assets	14	32	108
Write-off of assets due to discontinued operations	—	—	571
Loss on debt extinguishment	434	9,815	—
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts receivable	(8,644)	(2,642)	(23,601)
Accounts receivable, subcontractor	196	4,030	(5,415)
Income taxes receivable	(1,572)	3,035	388
Prepaid expenses and other current assets	6,024	(8,684)	(825)
Other assets	(3,908)	(2,920)	(247)
Accounts payable and accrued expenses	4,337	2,833	3,660
Accrued compensation and benefits	5,242	5,794	6,035
Other liabilities	3,784	(3,719)	(3,837)
Restricted cash, cash equivalents and investments balance	(4,301)	—	—
Net cash provided by operating activities	58,637	60,512	19,312
Cash flows from investing activities:
Purchase and development of fixed assets	(9,047)	(5,472)	(4,648)
Change in restricted cash, cash equivalents and investments balance	47	(617)	2,717
Cash payment for holdback liability for prior year acquisitions	—	—	(50)
Cash paid for acquisitions	(39,500)	—	—
Proceeds from sales of assets held for sale	600	9,050	—
Net cash provided by (used in) investing activities	(47,900)	2,961	(1,981)
Cash flows from financing activities:
Capital lease repayments	(681)	(650)	(673)
Proceeds from revolving credit facility	26,000	—	19,900
Payments on revolving credit facility	(16,000)	(3,000)	(16,900)
Payment of financing costs	(364)	(3,938)	(855)
Prepayment penalty associated with the prior credit facilities	—	(1,200)	—
Payments on term loan credit facility	(10,000)	(40,380)	—
Proceeds from term loan credit facility, net of discount	—	198,000	—
Repayments of prior notes payable	—	(206,500)	(13,875)
Proceeds from exercise of equity awards	1,177	530	—
Cash paid for shares withheld for taxes	(2,670)	(1,075)	(2,058)
Excess tax benefit from share-based compensation	1,521	44	109
Change in bank overdraft	234	(3,515)	(948)
Net cash used in financing activities	(783)	(61,684)	(15,300)

Effect of exchange rate changes on cash	(55)	(70)	48
Net increase in cash and cash equivalents	9,899	1,719	2,079
Cash and cash equivalents at beginning of year	5,681	3,962	1,883
Cash and cash equivalents at end of year	$15,580	$5,681	$3,962
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $63, $27 and $70 capitalized in 2013, 2012 and 2011, respectively)	$7,405	$13,698	$19,667
Cash paid for income taxes	$18,865	$1,860	$388
Acquisitions:
Fair value of assets acquired in acquisitions	$9,899	$—	$—
Goodwill	21,318	—	411
Intangible assets	19,790	—	—
Liabilities assumed	(11,507)	—	(411)
Net cash paid for acquisitions	$39,500	$—	$—
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, accounts receivable, contingencies and litigation, valuation and recognition of share-based payments, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments.

(e) Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily represent the cash and U.S. Treasury securities on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit. The original maturity terms for the U.S. Treasury securities were between 6-months and 12-months. See Note (4), “Fair Value Measurement” and Note (8), “Notes Payable and Credit Agreement” for additional information.
(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and internal-use software at cost less accumulated amortization and depreciation. The Company records equipment acquired under capital leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and software using the straight-line method based on the estimated useful lives of the related assets (three to seven years). The Company amortizes leasehold improvements and equipment obtained under capital leases over the shorter of the term of the lease or their estimated useful lives. The Company includes amortization of equipment obtained under capital leases with depreciation expense in the accompanying consolidated financial statements.

The Company capitalizes and records at cost the costs it incurs to develop internal-use software during the application development stage. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. The Company also capitalizes costs of significant upgrades and enhancements that result in additional functionality, whereas it expenses as incurred costs for maintenance and minor upgrades and enhancements. The Company amortizes capitalized costs using the straight-line method over three to seven years once the software is ready for its intended use.

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

(g) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step of the test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the test to determine the amount of impairment loss. The second step of the test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

The Company experienced declines in home healthcare revenue subsequent to the acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), the parent company of Medfinders, due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The Company completed the valuation during the fourth quarter of 2011. As a result, the Company recognized a pre-tax goodwill impairment charge of $24,498 in 2011. The Company included the charge in loss from discontinued operations on the consolidated statement of comprehensive loss for the year ended December 31, 2011. Subsequent to year end, the Company completed the sale of this segment. See Note (2), “Discontinued Operations” and Note (5), “Goodwill and Identifiable Intangible Assets” for additional information. The Company performed the annual impairment testing at the reporting unit level at October 31, 2011, and determined there was no further impairment of goodwill.

The Company performed the annual impairment testing at the reporting unit level at October 31, 2012, and determined there was no impairment of goodwill.

The Company performed the annual impairment test at October 31, 2013 and determined there was no impairment of goodwill. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. As a result of the qualitative assessments, the Company determined that it is more likely than not that the fair value of each of its reporting units is greater than its carrying amount and there was no impairment of goodwill. No events or circumstances have occurred subsequent to October 31, 2013 that indicate that impairment may have occurred.

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

The Company does not amortize indefinite lived tradenames and trademarks and instead reviews them for impairment annually. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for the indefinite-lived intangible assets, the Company compares the fair value of the Company’s indefinite-lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss.

The Company experienced declines in home healthcare revenue subsequent to the acquisition of NFI due to federal and state reimbursement rate and funding pressures, such that during the third quarter of 2011, the Company lowered its projected near-term growth rate in the home healthcare services segment. The revised growth rate triggered interim impairment testing on the home healthcare services segment, which was also the reporting unit, as of August 31, 2011. The Company completed the interim valuation during the fourth quarter of 2011. As a result, the Company recognized a pre-tax impairment charge of $6,700 in 2011 related to an indefinite-lived intangible asset shared by the nurse staffing reporting unit and home healthcare services reporting unit. The Company performed its annual impairment testing at October 31, 2011 and recorded an additional impairment charge of $7,700 related to the above indefinite-lived intangible asset. The additional fourth quarter impairment resulted from the incremental loss of revenue related to the home healthcare services segment from the sale of the disposal group in January 2012. See Note (2), “Discontinued Operations” for additional information. The Company included these charges in loss from discontinued operations on the consolidated statement of comprehensive loss for the year ended December 31, 2011.

The Company performed its annual impairment testing at October 31, 2012 and determined there was no impairment of its indefinite lived tradenames and trademarks.

The Company performed its annual impairment testing at October 31, 2013 and determined there was no impairment of its indefinite-lived tradenames and trademarks. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of tradenames and trademarks are less than their carrying amount. As a result of the qualitative assessments, the Company determined that it is more likely than not that the fair values of its tradenames and trademarks are greater than their carrying amounts and there was no impairment of its indefinite-lived tradenames and trademarks. No events or circumstances have occurred subsequent to October 31, 2013 that indicate that impairment may have occurred.
(i) Insurance Reserves

The Company maintains an accrual for professional liability self-insured retention limits that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income (loss). The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, as well as by analyzing independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year.

In November 2012, the Company established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within its nurse and allied healthcare staffing segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains excess insurance coverage for losses above the per occurrence retention.

The Company maintains an accrual for workers compensation self-insured retention limits, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this undiscounted accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third party administrators, as well as by analyzing independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and actual claims data, as well as industry data, to determine the appropriate reserve both for (1) reported claims and (2) IBNR claims for each policy year. The actuarial study for workers compensation provides the Company with the estimated losses for prior policy years and an estimated percentage of payroll compensation to be accrued for the current year. The Company records its accruals based on the amounts provided in the actuarial study, which it believes is the best estimate of its liability.

(j) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its managed services programs. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. The Company includes payables to subcontractors in accounts payable and accrued expenses in the consolidated balance sheets.

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

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. No single client healthcare system exceeded 10% of consolidated revenue for the years ended December 31, 2013, 2012 and 2011. One managed services program client comprised more than 10% of the Company’s nurse and allied healthcare staffing segment revenue for the year ended December 31, 2013. As of December 31, 2013 and 2012, accounts receivable from the Company’s top five clients represented approximately 12% and 14%, respectively, of the net accounts receivable balance, excluding amounts due to subcontractors.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are also financial instruments that are exposed to concentration of credit risk. The Company maintains its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. As of December 31, 2013 and 2012, there were $23,115 and $18,861, respectively, of restricted cash, cash equivalents and investments primarily invested in a non-federally insured U.S. Treasury security account.

(m) Income Taxes

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the changes are enacted. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company recognizes the effect of income tax positions only if it is more likely than not that such positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

(n) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, subcontractor accounts receivable, income tax receivable, restricted cash, cash equivalents and investments, bank overdraft, accounts payable and accrued expenses, accrued compensation and benefits and other current liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amount of notes payable (both current and long-term portions), net of discount, approximates fair value as the instrument’s interest rates are variable and comparable to rates currently offered for similar debt instruments of comparable maturity (significant other observable inputs - level 2). See Note (8), “Notes Payable and Credit Agreement” for additional information. The fair value of the long-term portion of the Company’s self insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(o) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards over the requisite employee service period, which is the vesting period. The Company amortizes the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, dividend rate, risk free interest rate, and award forfeiture rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company uses historical data to estimate pre-vesting equity award forfeitures and records share-based compensation expense only for those awards that are expected to vest. The excess tax benefits recognized in equity related to equity award exercises are reflected as cash inflows from financing activities in the consolidated statements of cash flows. There is a corresponding cash outflow from operating activities for excess tax benefits in the consolidated statements of cash flows.

(p) Net Income (Loss) per Common Share

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of basic net income per common share. On December 21, 2012, all outstanding Preferred Stock were converted into common stock; accordingly, for the two-class method calculation, the net income was allocated between common stock and Preferred Stock on a proportionate basis using a systematic and reasonable basis (based on number of days outstanding) for purpose of calculating the basic net income per share for the year ended December 31, 2012. For the 2011 basic net loss per common share calculation, the two-class method was not applicable due to the overall net loss for the year. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments and common stock issuable upon conversion of the Preferred Stock.

Share-based awards to purchase 308, 1,902 and 2,253 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2013, 2012 and 2011, respectively:

	Years Ended December 31,
	2013	2012	2011
Income from continuing operations	$32,933	$16,313	$5,016
Income (loss) from discontinued operations, net of tax	—	823	(31,281)
Net income (loss)	$32,933	$17,136	$(26,265)

Less: Allocation to participating securities - from continuing operations	—	(1,249)	—
Allocation to participating securities - from discontinued operations	—	(65)	—
Total allocation to participating securities	—	(1,314)	—
Net income (loss) attributable to common stockholders - basic	$32,933	$15,822	$(26,265)

Basic income (loss) per common share from:
Continuing operations	$0.72	$0.36	$0.12
Discontinued operations	—	0.02	(0.78)
Net income (loss)	$0.72	$0.38	$(0.66)
Diluted income (loss) per common share from:
Continuing operations	$0.69	$0.35	$0.11
Discontinued operations	—	0.02	(0.68)
Net income (loss)	$0.69	$0.37	$(0.57)
Weighted average common shares outstanding—basic	45,963	41,632	39,913
Plus dilutive effect of potential common shares	1,824	5,077	6,038
Weighted average common shares outstanding—diluted	47,787	46,709	45,951

(q) Discontinued Operations

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

See Note (2), “Discontinued Operations,” for further information regarding the Company’s discontinued operations.

(r) Segment Information

Historically, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. During the fourth quarter of 2011, the Company announced the expected divestiture of its home healthcare services segment, which was completed in January 2012. As a result, the home healthcare services segment was classified as disposal group held for sale as of December 31, 2011, and its results of operations have been classified as discontinued operations for the years ended December 31, 2012 and 2011.
The Company’s management relies on internal management reporting processes that provide revenue and segment operating income for making financial decisions and allocating resources. Segment operating income includes income from operations before depreciation, amortization of intangible assets, share-based compensation expense and other unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2013	2012	2011
Revenue
Nurse and allied healthcare staffing	$681,979	$653,829	$570,677
Locum tenens staffing	287,484	261,431	277,919
Physician permanent placement services	42,353	38,691	38,870
	$1,011,816	$953,951	$887,466
Segment Operating Income
Nurse and allied healthcare staffing	$82,458	$75,907	$62,786
Locum tenens staffing	24,712	21,613	21,689
Physician permanent placement services	8,929	7,868	10,634
	116,099	105,388	95,109
Unallocated corporate overhead	30,927	31,674	34,040
Depreciation and amortization	13,545	14,151	16,324
Share-based compensation	6,125	6,221	7,098
Interest expense, net (including loss on debt extinguishment of $434, $9,815, and $0 for the years ended December 31, 2013, 2012 and 2011, respectively)	9,665	26,019	23,727
Income from continuing operations before income taxes	$55,837	$27,323	$13,920

(s) Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance effective January 1, 2013 and performed a qualitative assessment on its annual impairment testing date and such adoption did not have a material effect on its consolidated financial statements. See Note (1)(h), “Summary of Significant Accounting Policies - Intangible Assets” for additional information.

(2) Discontinued Operations

In January 2012, the Company completed the sale of its home healthcare services segment and the related results of operations have been classified as discontinued operations for the years ended December 31, 2012 and 2011.

The following table represents the revenue and the components of discontinued operations, net of tax:

	2012	2011
Revenue	$3,885	$53,954
(Loss) before income taxes	$(547)	$(38,484)
Income tax benefit	183	7,203
Loss from discontinued operations	$(364)	$(31,281)

Gain on sale of discontinued operations, before income taxes	$3,825	$—
Income tax expense	(2,638)	—
Gain on sale of discontinued operations	$1,187	$—
Total income (loss) from discontinued operations	$823	$(31,281)

For the year ended December 31, 2011, the loss before income taxes was composed of a $24,498 goodwill impairment charge and $14,400 tradename impairment charge and partially offset by income from operations of $414.

(3) Business Combinations

ShiftWise Acquisition

On November 20, 2013, the Company completed its acquisition of ShiftWise, a leading national provider of web-based healthcare workforce solutions, including its VMS utilized by hospitals and other healthcare systems. The strategic combination has added a new and more robust technology platform to the Company’s current workforce solutions offerings and will allow the Company to enhance its managed services business and provide a vendor neutral VMS option for interested clients. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The acquisition was funded through cash on-hand and we have not incurred any material acquisition related costs.

The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The purchase price of the acquisition totaled $39,500, of which $6,000 was deposited in escrow to satisfy any indemnification claims by the Company with respect to, among other customary items, breaches of representations, warranties and covenants by ShiftWise and post-closing purchase price adjustments. As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. The provisional items pending finalization are primarily related to tax related matters upon the completion of ShiftWise’s tax return, which the Company expects to complete during 2014.

The preliminary allocation of the purchase price consisted of $9,899 of fair value of assets acquired, $11,507 of liabilities assumed (including $2,639 of deferred tax liabilities), $21,318 of goodwill and $19,790 of identified intangible assets. The intangible assets include the fair value of trade names and trademarks, customer relationships, non-compete agreements and acquired technologies. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 8 years. There is no goodwill recognized as part of this acquisition that is deducible for tax purposes.

The Company recorded $389 in acquisition-related costs for accounting, legal and other costs in connection with the acquisition within selling, general and administrative expenses in its consolidated statement of comprehensive income for 2013.

The results of operations of ShiftWise from and after the acquisition date, which were not material, have been included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements.

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
Financial assets and liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of December 31, 2013 and 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the restricted cash equivalents and investments and the Company’s investments associated with the Company’s deferred compensation plan. The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and money market funds, and the fair value is based on quoted prices in active markets for identical assets. The Company’s investments associated with its deferred compensation plan typically consist of money market funds and mutual funds that are publicly traded and for which market prices are readily available.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$17,817	$17,817	$—	$—
Money market funds	359	359	—	—
Total financial assets measured at fair value	$18,176	$18,176	$—	$—

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$18,298	$18,298	$—	$—
Money market funds	42	42	—	—
Total financial assets measured at fair value	$18,340	$18,340	$—	$—

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

The Company performed its annual impairment testing at October 31, 2013 and 2012, and determined there was no impairment of goodwill. No events have occurred subsequent to October 31, 2013 that indicate impairment may have occurred. See Note (5), “Goodwill and Identifiable Intangible Assets” for additional information.

The Company did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2013 or 2012.

(5) Goodwill and Identifiable Intangible Assets

As of December 31, 2013 and 2012, the Company had the following acquired intangible assets:

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$5,450	$(4,444)	$1,006	$5,450	$(3,839)	$1,611
Customer relationships	72,990	(29,363)	43,627	64,990	(24,539)	40,451
Tradenames and trademarks	16,871	(6,203)	10,668	16,871	(5,231)	11,640
Non-compete agreements	1,666	(1,484)	182	1,476	(1,468)	8
Acquired technology	6,200	(886)	5,314	800	(800)	—
Online courses	59	(59)	—	59	(59)	—
	$103,236	$(42,439)	$60,797	$89,646	$(35,936)	$53,710
Intangible assets not subject to amortization:
Goodwill			$144,642			$123,324
Tradenames and trademarks			89,400			83,200
			$234,042			$206,524

Aggregate amortization expense for intangible assets was $6,503 and $6,665 for the years ended December 31, 2013 and 2012, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2013 is as follows:

Amount
Year ending December 31, 2014	$7,618
Year ending December 31, 2015	7,414
Year ending December 31, 2016	6,946
Year ending December 31, 2017	6,729
Year ending December 31, 2018	6,527
Thereafter	25,563
$60,797

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Home Healthcare Services	Total
Balance, January 1, 2011	76,240	14,466	32,317	31,153	154,176
Impairment charges	—	—	—	(24,498)	(24,498)
Goodwill acquired from NFI acquisition	253	36	12	110	411
Goodwill in assets held for sale	—	—	—	(6,765)	(6,765)
Balance, December 31,2012	76,493	14,502	32,329	—	123,324
Balance, January 1, 2013	76,493	14,502	32,329	—	123,324
Goodwill acquired from ShiftWise acquisition	21,318	—	—	—	21,318
Balance, December 31, 2013	97,811	14,502	32,329	—	144,642
Accumulated impairment loss as of December 31, 2012 and 2013	154,444	53,940	6,555	—	214,939

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Prepaids and other current assets:
Prepaid expenses	$8,128	$7,282
Restricted cash	8,325	2,540
Income taxes receivable	3,084	337
Other current assets	4,296	8,804
Prepaids and other current assets	$23,833	$18,963
Fixed assets:
Furniture and equipment	$16,413	$15,786
Software	62,471	60,195
Leasehold improvements	5,305	5,062
	84,189	81,043
Accumulated depreciation and amortization	(63,031)	(66,228)
Fixed assets, net	$21,158	$14,815
Accounts payable and accrued expenses:
Trade and accrued accounts payable	$29,857	$26,229
Accounts payable to agencies	7,431	—
Subcontractor payable	22,051	18,129
Professional liability reserve	8,485	6,535
Other	1,583	1,726
Accounts payable and accrued expenses	$69,407	$52,619
Accrued compensation and benefits:
Accrued payroll	$17,216	$14,992
Accrued bonuses	11,359	10,812
Accrued travel expense	2,203	3,132
Accrued health insurance reserve	2,022	2,330
Accrued workers compensation reserve	4,187	4,161
Deferred compensation	17,731	13,935
Other	107	81
Accrued compensation and benefits	$54,825	$49,443

Other current liabilities:
Facility client deposits	$2,409	$2,831
Bank overdraft	234	—
Other	3,417	4,632
Other current liabilities	$6,060	$7,463

Other long-term liabilities:
Workers compensation reserve	$9,849	$10,549
Professional liability reserve	21,395	18,053
Deferred rent	6,625	7,785
Unrecognized tax benefits	27,178	24,593
Deferred income taxes, net	17,764	5,281
Other	2,717	1,311
Other long-term liabilities	$85,528	$67,572

(7) Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current income taxes:
Federal	$17,268	$3,334	$8,493
State	2,605	727	2,246
Foreign	—	(2)	(40)
Total	19,873	4,059	10,699
Deferred income taxes:
Federal	1,693	5,663	(1,500)
State	1,338	1,288	(390)
Foreign	—	—	95
Total	3,031	6,951	(1,795)
Provision for income taxes from continuing operations	$22,904	$11,010	$8,904

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income (loss) from continuing operations because of the effect of the following items during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Tax expense at federal statutory rate	$19,543	$9,563	$4,871
State taxes, net of federal benefit	2,302	1,263	1,067
Unrecognized tax benefit	1,952	742	2,198
Non-deductible goodwill and intangibles impairment	(19)	(18)	(18)
Other, net	(874)	(540)	786
Income tax expense from continuing operations	$22,904	$11,010	$8,904

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Stock compensation	$11,998	$11,100
Deferred revenue	1,003	1,020
Allowance for doubtful accounts	1,552	1,663
Deferred compensation	7,116	5,246
Accrued expenses, net	23,078	18,691
Deferred rent	3,209	3,532
Net operating losses	19,841	18,923
State taxes	446	—
Other	1,803	1,212
Total deferred tax assets	$70,046	$61,387
Deferred tax liabilities:
Intangibles	$(56,121)	$(43,782)
Fixed assets, net	(4,289)	(3,484)
Prepaid expenses	(1,259)	(813)
State taxes	—	(466)
Total deferred tax liabilities	$(61,669)	$(48,545)
Valuation allowance	$(1,205)	$—
Net deferred tax assets	$7,172	$12,842

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $95,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A portion of the deferred tax assets recorded in 2010 and 2013 is related to net operating losses (“NOL”) from the NFI and ShiftWise acquistions. The amount of NOL has been the subject of an evaluation under the NOL limitation rules of Internal Revenue Code (“IRC”) Section 382 and corresponding state authorities related to NOL tax attributes from acquired companies and the balances reflect those limitations.

As of December 31, 2013, the Company has $45,308 of federal NOL carryforwards from the NFI and ShiftWise acquisitions, which are set to expire by 2029. As of December 31, 2013, the Company has state net operating loss carryforwards of $50,000 that are set to expire at various dates between 2014 and 2032. Of this amount, $13,500 is related to the ShiftWise acquistion. A full valuation allowance has been established for this state NOL. Further analysis will be done to determine any potential realization of this state NOL in future Company combined state tax returns.

As of December 31, 2013, the Company did not provide for United States income taxes or foreign withholding taxes on undistributed earnings from certain non-U.S. subsidiaries that were permanently reinvested outside the United States. In the quarter ended December 31, 2011, the Company decided to cease doing business overseas and to discontinue permanently reinvesting outside the United States and has adjusted the income tax provision in the period to reflect the changes. As of December 31, 2013, the Company’s foreign earnings are insignificant.

A summary of the changes in the amount of unrecognized tax benefits for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Beginning balance of unrecognized tax benefits	$21,415	$21,221	$19,291
Additions based on tax positions related to the current year	809	1,096	1,541
Additions based on tax positions of prior years	349	—	512
Reductions for tax positions of prior years	—	—	(123)
Reductions due to lapse of applicable statute of limitation	—	(902)	—
Ending balance of unrecognized tax benefits	$22,573	$21,415	$21,221

At December 31, 2013, if recognized, approximately $24,085, net of $3,093 of temporary differences, would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $4,605, $3,178 and $2,710 of accrued interest and penalties related to unrecognized tax benefits at December 31, 2013, 2012 and 2011, respectively. The amount of interest and penalties recognized in 2013, 2012 and 2011 were $1,427, $468 and $709, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2013, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Internal Revenue Service (“IRS”) completed its tax audit of the Company for the years 2007, 2008, 2009 and 2010. The IRS has issued a Revenue Agent Report (RAR) to the Company related to its completed tax examination. The RAR seeks adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006. The adjustments to the Company’s taxable income relate to the proposed disallowance of certain per diems paid to our clinicians and locum tenens providers on the Company’s income tax return. Concurrent with the RAR, the Company received an Employment Tax Examination Report (ETER) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities and penalties related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other. Thus, the Company is unable to determine any reasonable range of potential claim at this time.

The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company recently held its first meeting with the IRS Appeals office. The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate. Notwithstanding, the Company could adjust its provision for income taxes and or contingent tax liability based on future developments. The IRS has begun a separate 2011-2012 income and payroll tax audit during November 2013.

The Company does not foresee material changes to its gross unrecognized tax benefits within the next twelve months.

(8) Notes Payable and Credit Agreement
On April 5, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “Credit Facilities”), including (A) a $50,000 secured revolving credit facility (the “Revolver”) that included a $20,000 sublimit for the issuance of letters of credit and a $15,000 sublimit for swingline loans and (B) a $200,000 face value secured term loan credit facility (the “Term Loan”), net of unamortized original issue discount of $2,000. In addition, the Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan in an aggregate principal amount not to exceed $75,000 (with a $37,500 sublimit for the Revolver) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent.
The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity, capital expenditures in excess of specified amounts and allowable investments. It also contains financial covenants that require the Company (1) not to exceed a certain maximum consolidated leverage ratio and (2) to maintain a minimum consolidated interest coverage ratio.

In February 2013, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) with the lenders under the Credit Facilities, which went into effect on April 9, 2013. Among other things, the First Amendment amended the Credit Agreement as follows:

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
The proceeds from the initial drawdown under the Credit Facilities were used to repay in full all outstanding indebtedness under two prior credit agreements to which the Company was a party and to pay related transaction costs. The Revolver is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity dates of the Revolver and the Term Loan are April 5, 2017 and April 5, 2018, respectively. At December 31, 2013, there was $30,485 of available credit under the Revolver. At December 31, 2013, the Company had $148,672, net of discount, outstanding under the Term Loan at a 3.75% interest rate.
During the year ended December 31, 2013, the Company made voluntary prepayments on the Term Loan totaling $10,000. The voluntary prepayments the Company has made to date have satisfied all scheduled quarterly principal amortization payments due under the Credit Facilities through the term of the Credit Agreement.

Credit Agreement balances as of December 31, 2013 and 2012 consisted of the following:

	As of December 31,
	2013	2012
$50,000 Revolver Facility expiring April 5, 2017 with variable interest rates	$10,000	$—
$200,000 Term Loan due April 5, 2018 with variable interest rates. The weighted average interest rates were 3.17% and 5.97% at December 31, 2013 and 2012, respectively	149,620	159,620
Total credit agreement debt	159,620	159,620
Less unamortized discount on the Term Loan	(948)	(1,442)
Less current portion of notes payable, including Revolver	(10,000)	—
Long-term portion of notes payable	$148,672	$158,178

Annual principal maturities of outstanding debts, excluding the Revolver, are as follows:

2014	$—
2015	—
2016	—
2017	—
2018	149,620
$149,620

The Company’s outstanding debt instruments at December 31, 2013 and 2012 were secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries.

Letters of Credit

At December 31, 2013, the Company maintained outstanding standby letters of credit totaling $27,691 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate headquarters office lease agreement. Of the $27,691 outstanding letters of credit, the Company has cash collateralized $18,176 and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2012 totaled $31,879.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the Internal Revenue Code Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions, net of forfeitures, under the AMN Plan were $165, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus (100% of their bonus prior to 2011) and 100% of their vested restricted stock units or vested performance restricted stock units. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. The amount of the employer contributions under the Plan were $384, $343 and $327 for the years ended December 31, 2013, 2012 and 2011, respectively.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2013 and 2012, no shares of preferred stock were outstanding.

(b) Treasury Stock

In connection with the 2010 acquisition of NFI, 457 shares of the Company’s common stock remained in escrow as of December 31, 2012 for potential Company indemnification claims. During the second quarter of 2013, the Company and former NFI selling shareholders agreed to release all 457 shares in escrow as follows: 1) 204 shares were returned to the Company for settlement of certain indemnification claims, which have been recorded as a $3,046 benefit offsetting selling, general and administrative expenses for the year ended December 31, 2013; and 2) the remaining 253 shares were released from escrow to the former NFI selling shareholders. During 2013, the Company cancelled and retired all 204 shares of treasury stock. Upon cancellation and retirement, these shares were returned to the status of authorized and unissued.

(11) Share-Based Compensation

(a) Equity Award Plans

Stock Option Plan

The Company established a stock option plan (the “Stock Option Plan”) to provide a means to attract and retain employees. 4,178 options were authorized for issuance to be granted under the Stock Option Plan. Unless otherwise provided at the time of the grant, the options vest and become exercisable in increments of 25% on each of the first four anniversaries of the date of grant. Options granted under the Stock Option Plan expire on the tenth anniversary of the grant date. On April 12, 2006, 371 shares of common stock reserved for future issuance under The Stock Option Plan were rolled into the Equity Plan, which is discussed below. There will be no further equity awards granted from the Stock Option Plan.

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Company’s Stock Option Plan that are forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. The SARs typically vest ratably over a three-year period, with one third of the awards vesting annually. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007 and April 9, 2009, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000 and 1,850, respectively. On April 18, 2012, the Company amended and restated the Equity Plan, with stockholder approval to, among other things, increase the number of shares of common stock available for issuance under the Equity Plan by 2,400 shares. At December 31, 2013 and 2012, respectively, 2,173 and 1,904 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

From time to time, we grant, and have granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have consisted of SARs or options, and restricted stock units (“RSUs”), which generally have three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of selected targeted financial performance. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

(b) Share-Based Compensation

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

A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2010	826	$13.93	1,840	$9.60
Granted	—	$—	—	$—
Exercised	—	$—	(83)	$6.31
Canceled/forfeited/expired	(45)	$11.54	(257)	$7.77
Outstanding at December 31, 2011	781	$14.06	1,500	$10.10
Granted	—	$—	—	$—
Exercised	(55)	$9.68	(143)	$8.10
Canceled/forfeited/expired	(28)	$15.63	(116)	$7.55
Outstanding at December 31, 2012	698	$14.34	1,241	$10.57
Granted	—	$—	—	$—
Exercised	(109)	$11.23	(132)	$8.31
Canceled/forfeited/expired	—	$—	(13)	$15.19
Outstanding at December 31, 2013	589	$14.92	1,096	$10.78
Vested and expected to vest at December 31, 2013	589	$14.92	1,096	$10.78
Exercisable at December 31, 2013	589	$14.92	1,096	$10.78

The following table summarizes stock options and SARs outstanding and exercisable as of December 31, 2013:

		Outstanding			Exercisable
	Range Of Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share
Stock Option Plan	$14.86	332	1.34	$14.86	332	1.34	$14.86
	$14.94 - $15.47	257	0.54	15.00	257	0.54	15.00
		589			589

Equity Plan and Other Plans	$4.55 - $8.21	128	6.24	$5.08	128	6.24	$5.08
	$8.71 - $14.86	667	5.67	8.75	667	5.67	8.75
	$14.94 - $24.47	272	3.61	16.98	272	3.61	16.98
	$24.95	29	3.30	24.95	29	3.30	24.95
		1,096			1,096
TOTAL		1,685	3.70	$12.23	1,685	3.70	$12.23

There were no SARs granted in 2013, 2012 and 2011. As of December 31, 2013, all stock options and SARs were fully vested. The total intrinsic value of stock options and SARs exercised was $980, $453 and $183 for 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the total intrinsic value of stock options and SARs outstanding and exercisable was $5,146 and $3,139, respectively.

Restricted Stock Units

RSUs granted under the Equity Plan, generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The RSUs typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the second anniversary of the grant date, if certain performance targets are met. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. The Company also has granted performance restricted stock units (“PRSUs”)under the Equity Plan, including PRSUs that contain a market condition with the ultimate realizable number of PRSUs dependent on relative and absolute total shareholder return over a three-year period, up to a maximum amount to be issued under the award of 175% of the original grant (“TSR PRSUs”). The fair values of TSR PRSUs are estimated using the Monte-Carlo simulation valuation model. During 2013, the Company also granted 291 PRSUs that contain a performance condition, with the ultimate realizable number of PRSUs dependent on the adjusted EBITDA margin performance of the Company for fiscal year 2015, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost of this type of PRSU is measured by the market value of the Company’s common stock on the date of grant, and will be adjusted for estimated achievement of the performance conditions.

    The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2011	1,720	$9.21
Granted—RSUs	414	$6.59
Granted—PRSUs	288	$8.53
Vested	(725)	$10.77
Canceled/forfeited/expired	(168)	$8.23
Unvested at December 31, 2011	1,529	$7.74
Granted—RSUs	459	$6.70
Granted—PRSUs	465	$8.15
Vested	(716)	$7.95
Canceled/forfeited/expired	(78)	$6.66
Unvested at December 31, 2012	1,659	$7.53
Granted—RSUs	285	$12.86
Granted—PRSUs	291	$13.86
Vested	(588)	$7.02
Canceled/forfeited/expired	(10)	$13.06
Unvested at December 31, 2013	1,637	$9.73

As of December 31, 2013, there was $6,631 of pre-tax total unrecognized compensation cost related to non-vested RSUs and PRSUs, which will be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2013 and 2012, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $24,070 and $19,160, respectively.

Share-Based Compensation

The Company amortizes the fair value of equity awards granted on a straight-line basis over the requisite service periods of the awards. The following table shows the total share-based compensation expense, related to all of the Company’s equity awards, recognized for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Share-based employee compensation, before tax	$6,125	$6,224	$7,132
Related income tax benefits	(2,383)	(2,403)	(2,746)
Share-based employee compensation, net of tax	$3,742	$3,821	$4,386

(12) Commitments and Contingencies

(a) Legal

The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. The most significant matter of which the Company was a defendant was a class action related to wage and hour claims. In the second quarter of 2013, the Company reached a settlement with the plaintiffs in such action (and a related action) for an immaterial amount. The Court granted final approval of the settlement in February 2014. At December 31, 2013, the Company had fully reserved for the settlement of such action, which was included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2013.

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

Staff Care, Inc., an indirect wholly owned subsidiary of the Company, was the subject of an assessment by the California Employment Development Department (“EDD”) with respect to the payment of certain payroll-related taxes, in connection with locum tenens and allied providers, for the period between April 1, 2001 and June 30, 2007. The Company appealed the EDD’s assessment, but on September 5, 2008, made a payment to the EDD in the amount of $2,295 to cease the accrual of interest while the appeal was pending. On March 28, 2012, Staff Care, Inc. and the EDD entered into a settlement agreement, which resolved all assessments and claims regarding the subject matter of the appeal from April 1, 2001 through June 30, 2007. In connection with the settlement, the EDD refunded to Staff Care $2,012 of the $2,295 payment made by the Company on September 5, 2008. As a result, the Company recorded a $2,012 benefit offsetting selling, general and administrative expenses for the year ended December 31, 2012.

(b) Leases

The Company leases certain office facilities and equipment under various operating and capital leases over the future years. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2013 are as follows:

	Capital Leases	Operating Leases (1)
Years ending December 31,
2014	$542	$14,534
2015	2	13,679
2016	—	11,311
2017	—	10,869
2018	—	6,194
Thereafter	—	—
Total minimum lease payments	$544	$56,587
Less amount representing interest (at rates ranging from 2.8% to 4.6%)	11
Present value of minimum lease payments	533
Less current installments of obligations under capital leases	533
Obligations under capital leases, excluding current installments	$—

(1)	Total future minimum lease payments have not been reduced by minimum sublease rents of $163 expected to be recovered under the operating subleases.

Obligations under capital leases are included in other current and other long-term liabilities in the accompanying consolidated balance sheets. Rent expense under operating leases for continuing operations was $14,205, $15,187, and $15,554 for the years ended December 31, 2013, 2012 and 2011, respectively.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$252,120	$253,943	$257,095	$248,658	$1,011,816
Gross profit	$73,007	$74,413	$75,667	$74,193	$297,280
Net income	$7,563	$8,399	$8,615	$8,356	$32,933
Net income per share from:
Basic	$0.17	$0.18	$0.19	$0.18	$0.72
Diluted	$0.16	$0.18	$0.18	$0.17	$0.69

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$226,412	$235,786	$243,912	$247,841	$953,951
Gross profit	$63,214	$66,973	$69,583	$70,627	$270,397
Income from continuing operations, net of tax	$3,453	$(81)	$5,858	$7,083	$16,313
Income (loss) from discontinued operations, net of tax	$823	$—	$—	$—	$823
Net income (loss)	$4,276	$(81)	$5,858	$7,083	$17,136
Basic income (loss) per share from:
Continuing operations	$0.07	$—	$0.13	$0.16	$0.36
Discontinued operations	$0.02	$—	$—	$—	$0.02
Net income (loss)	$0.09	$—	$0.13	$0.16	$0.38
Diluted income (loss) per share from:
Continuing operations	$0.07	$—	$0.12	$0.15	$0.35
Discontinued operations	$0.02	$—	$—	$—	$0.02
Net income (loss)	$0.09	$—	$0.12	$0.15	$0.37

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of December 31, 2013.

A company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control; however, such exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. Accordingly, we acquired ShiftWise, Inc. (ShiftWise) on November 20, 2013, and excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, ShiftWise’s internal control over financial reporting associated with total net assets of approximately $39.5 million and total revenues of approximately $1.4 million included in the consolidated financial statements as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein. KPMG’s audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ShiftWise.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMN Healthcare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial statement schedule of valuation and qualifying accounts, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

The Company acquired ShiftWise, Inc. (ShiftWise) on November 20, 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 ShiftWise’s internal control over financial reporting associated with total net assets of approximately $39.5 million and total revenues of approximately $1.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ShiftWise.

/s/ KPMG LLP

San Diego, California
February 21, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 23, 2014 (the “2014 Annual Meeting Proxy Statement”) under the headings “Election of Directors – Nominees for the Board of Directors,” “Executive Compensation Disclosure – Non-Director Executive Officers,” “Security Ownership and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and the table set forth in “Corporate Governance – Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance – Committees of the Board – Audit Committee.”

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

Information required by this item is incorporated by reference to the 2014 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines – Director Compensation Table,” “Corporate Governance – Board Role In Risk Oversight,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2014 Annual Meeting Proxy Statement under the heading “Security Ownership and Other Matters – Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2013 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plan Category
Equity compensation plans approved by security holders	3,218,798	$12.63	2,172,506
Equity compensation plans not approved by security holders (3)	110,401	$4.55	—

Total	3,329,199	$12.06	2,172,506

(1) Includes stock options, stock appreciation rights (“SARs”), restricted stock units and performance restricted stock units. For purposes of this table, we set forth one share of common stock to be issued under the exercise of each SAR. Because of the nature of a SAR, the number of shares that are actually issued upon exercise of a SAR may be more or less than one share of common stock.

(2)
We no longer issue awards under our Stock Option Plan. Under our Equity Plan, as Amended and Restated (the “Equity Plan”), however, we may re-award shares that are forfeited, expired or settled for cash under our Stock Option Plan. Additionally, under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to SARs that are not issued in connection with the settlement of the SARs on exercise thereof, is made available to be re-awarded. This figure does not include shares underlying our Stock Option Plan or the Equity Plan that are forfeited, canceled or terminated after December 31, 2013. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11, Share-Based Compensation.”

(3)
On occasion, we have made employee award inducement equity grants to key employees outside of the Equity Plan. Although these awards were made outside of the Equity Plan, the key terms and conditions of each grant are the same in all material respects as equity awards made under the Equity Plan. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11, Share-Based Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2014 Annual Meeting Proxy Statement under the headings “Corporate Governance – Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance – Director Independence,” and “Corporate Governance – Committees of the Board.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2014 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

4.3
First Amendment to Credit Agreement, dated as of February 28, 2013, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Pharmacy Choice, Inc., Rx Pro Health, Inc., Nursefinders, LLC, Linde Health Care Staffing, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

4.4
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

Exhibit Number	Description
10.6
AMN Healthcare Equity Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 18, 2012, filed with the SEC on April 20, 2012).

10.7	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement).***

10.8	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).***

10.9	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).***

10.10	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).***

10.11
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010).

10.12
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011).

10.13
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Adjusted EBITDA Margin) (Management Contract or Compensation Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

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

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Incorporated by reference to the applicable exhibit of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 11, 2005.

***	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006.

****	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the 21st day of February, 2014.

/S/ SUSAN R. SALKA
Susan R. Salka Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/S/ DOUGLAS D. WHEAT
Douglas D. Wheat Director and Chairman of the Board

/S/ MARK G. FOLETTA
Mark G. Foletta Director

/S/ R. JEFFREY HARRIS
R. Jeffrey Harris Director

/S/ MICHAEL M.E. JOHNS
Michael M.E. Johns Director

/S/ MARTHA H. MARSH
Martha H. Marsh Director

/S/ ANDREW M. STERN
Andrew M. Stern Director

/S/ PAUL E. WEAVER
Paul E. Weaver Director

Schedule II

AMN HEALTHCARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
For Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Allowances for Doubtful Accounts and Sales Credits	Balance at the Beginning of Year	Additions		Deduction (C)	Balance at End of Year
		Expenses and Other Costs (A)	Revenue Reductions (B)
Year ended December 31, 2013	$5,003	$1,901	$2,727	$(4,513)	$5,118
Year ended December 31, 2012	$4,761	$2,353	$4,433	$(6,544)	$5,003
Year ended December 31, 2011	$5,597	$2,776	$1,635	$(5,247)	$4,761

(A)	Includes increases in allowance for doubtful accounts.

(B)	Includes increases in sales allowance for potential credits issued to customers.

(C)	Includes actual write-offs of uncollectible accounts receivable and credits issued for sales adjustments.

See accompanying report of independent registered public accounting firm.