Form 10-Q
period 2014-03-31
AMN HEALTHCARE SERVICES INC
filed 2014-05-02
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 30, 2014, there were 46,499,332 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,269	$15,580
Accounts receivable, net of allowances of $4,575 and $5,118 at March 31, 2014 and December 31, 2013, respectively	150,840	147,477
Accounts receivable, subcontractor	18,680	18,271
Deferred income taxes, net	24,867	24,938
Prepaid and other current assets	24,818	23,833
Total current assets	228,474	230,099
Restricted cash, cash equivalents and investments	21,641	23,115
Fixed assets, net of accumulated depreciation of $64,849 and $63,031 at March 31, 2014 and December 31, 2013, respectively	24,400	21,158
Other assets	26,667	23,023
Goodwill	144,937	144,642
Intangible assets, net of accumulated amortization of $44,319 and $42,439 at March 31, 2014 and December 31, 2013, respectively	148,317	150,197
Total assets	$594,436	$592,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,685	$69,407
Accrued compensation and benefits	55,833	54,825
Revolving credit facility	10,000	10,000
Current portion of notes payable	7,500	—
Other current liabilities	5,212	6,060
Total current liabilities	141,230	140,292
Notes payable, net of discount	141,227	148,672
Other long-term liabilities	87,098	85,528
Total liabilities	369,555	374,492
Commitments and contingencies and subsequent events (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,409 and 46,011 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	464	460
Additional paid-in capital	428,569	429,055
Accumulated deficit	(203,645)	(211,275)
Accumulated other comprehensive loss	(507)	(498)
Total stockholders’ equity	224,881	217,742
Total liabilities and stockholders’ equity	$594,436	$592,234

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$240,881	$252,120
Cost of revenue	166,925	179,113
Gross profit	73,956	73,007
Operating expenses:
Selling, general and administrative	54,667	53,607
Depreciation and amortization	3,820	3,290
Total operating expenses	58,487	56,897
Income from operations	15,469	16,110
Interest expense, net and other	1,846	2,859
Income before income taxes	13,623	13,251
Income tax expense	5,993	5,688
Net Income	$7,630	$7,563
Net income per common share:
Basic	$0.16	$0.17
Diluted	$0.16	$0.16
Weighted average common shares outstanding:
Basic	46,354	45,813
Diluted	47,917	47,679

Other comprehensive (loss) income - foreign currency translation	(9)	93
Comprehensive income	$7,621	$7,656

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,630	$7,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,820	3,290
Non-cash interest expense and other	295	295
Increase in allowances for doubtful accounts and sales credits	443	1,102
Provision for deferred income taxes	1,885	1,023
Share-based compensation	1,819	1,702
Excess tax benefits from share-based compensation	(1,546)	(704)
Loss on disposal or sale of fixed assets	1	8
Changes in assets and liabilities:
Accounts receivable, net	(3,806)	(15,342)
Accounts receivable, subcontractor	(409)	(865)
Prepaid expenses and other current assets	(954)	(2,436)
Other assets	(606)	(1,127)
Accounts payable and accrued expenses	(6,063)	4,102
Accrued compensation and benefits	1,008	(50)
Other liabilities	349	(779)
Restricted cash, cash equivalents and investments balance	(2,875)	—
Net cash provided by (used in) operating activities	991	(2,218)

Cash flows from investing activities:
Purchase and development of fixed assets	(5,843)	(2,215)
Equity method investment	(2,000)	—
Payments to fund deferred compensation plan	(1,215)	(481)
Change in restricted cash, cash equivalents and investments balance	4,349	60
Net cash used in investing activities	(4,709)	(2,636)

Cash flows from financing activities:
Capital lease repayments	(156)	(158)
Proceeds from revolving credit facility	1,000	1,000
Payments on revolving credit facility	(1,000)	—
Proceeds from exercise of equity awards	58	711
Cash paid for shares withheld for taxes	(3,905)	(1,403)
Excess tax benefits from share-based compensation	1,546	704
Change in bank overdraft	(127)	165
Net cash (used in) provided by financing activities	(2,584)	1,019
Effect of exchange rate changes on cash	(9)	93
Net decrease in cash and cash equivalents	(6,311)	(3,742)
Cash and cash equivalents at beginning of period	15,580	5,681
Cash and cash equivalents at end of period	$9,269	$1,939

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $0 and $24 capitalized for the three months ended March 31, 2014 and 2013, respectively)	$1,588	$2,399
Cash paid for income taxes	$223	$4,876
See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1. BASIS OF PRESENTATION
The condensed consolidated balance sheets and related condensed consolidated statements of comprehensive income and cash flows contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which are unaudited, include the accounts of AMN Healthcare Services, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all entries necessary for a fair presentation of such unaudited condensed consolidated financial statements have been included. These entries consisted of all normal recurring items. The results of operations for the interim period are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year or for any future period.
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014.
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
Reclassification
Certain reclassifications have been made to the prior year’s consolidated financial statement to conform to the current year presentation. Specifically, payments made into the Company’s life insurance policies to assist in funding the deferred compensation plan were reclassified from cash flows from operations to cash flows from investing activities in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2013.

2. BUSINESS COMBINATION AND EQUITY INVESTMENT
ShiftWise Acquisition
On November 20, 2013, the Company completed its acquisition of ShiftWise, a leading national provider of web-based healthcare workforce solutions, including its vendor management systems, or “VMS,” utilized by hospitals and other healthcare systems. The strategic combination has added a new and more robust technology platform to the Company’s current workforce solutions offerings and will allow the Company to enhance its managed services business and provide a vendor neutral VMS option for interested clients. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The purchase price of the acquisition totaled $39,500, of which $6,000 was deposited in escrow to satisfy any indemnification claims by the Company with respect to, among other customary items, breaches of representations, warranties and covenants by ShiftWise and post-closing purchase price adjustments. As of the date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price. The provisional items pending finalization are primarily related to tax related matters upon the completion of ShiftWise’s tax return, which the Company expects to complete during 2014.

The preliminary allocation of the purchase price consisted of $9,899 of fair value of assets acquired, $11,801 of liabilities assumed (including $2,933 of deferred tax liabilities), $21,612 of goodwill and $19,790 of identified intangible assets. The intangible assets include the fair value of trade names and trademarks, customer relationships, non-compete agreements and acquired technologies. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 8 years. There is no goodwill recognized as part of this acquisition that is deductible for tax purposes.

The results of operations of ShiftWise have been included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements since the date of acquisition.
Pipeline Equity Investment
In March 2014, the Company entered into an agreement (the “Pipeline Agreement”) under which it made an initial $2,000 investment in Pipeline Health Holdings LLC (“Pipeline”), a telepharmacy provider. The Company’s ownership percentage in Pipeline at March 31, 2014 was approximately 9%. Under the Pipeline Agreement, the Company committed to invest up to an additional $3,000 contingent upon Pipeline reaching two milestone commitments within a year. In April 2014, the Company made the first milestone investment of $1,000, which increased its ownership percentage in Pipeline to approximately 13%. The investment is accounted for under the equity method of accounting. The Company’s share of the investee’s results is included within “Interest expense, net and other” in the accompanying unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2014, as the results are not material to the Company’s unaudited condensed consolidated financial statements.

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians and physicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $22,349 and $22,051, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2014 and the audited consolidated balance sheet as of December 31, 2013.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments.
Share-based awards to purchase 361 and 308 shares of common stock for the three months ended March 31, 2014 and 2013 respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Net income	$7,630	$7,563

Net income per common share - basic	$0.16	$0.17
Net income per common share - diluted	$0.16	$0.16

Weighted average common shares outstanding - basic	46,354	45,813
Plus dilutive effect of potential common shares	1,563	1,866
Weighted average common shares outstanding - diluted	47,917	47,679

5. SEGMENT INFORMATION
The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.
The Company’s management relies on internal management reporting processes that provide revenue and operating income by reportable segment for making financial decisions and allocating resources. Segment operating income represents income before income taxes plus depreciation, amortization of intangible assets, share-based compensation expense, interest expense (net) and other, and unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2014	2013
Revenue
Nurse and allied healthcare staffing	$163,450	$176,765
Locum tenens staffing	66,871	65,456
Physician permanent placement services	10,560	9,899
	$240,881	$252,120
Segment Operating Income
Nurse and allied healthcare staffing	$19,972	$22,474
Locum tenens staffing	6,873	4,892
Physician permanent placement services	2,131	2,241
	28,976	29,607
Unallocated corporate overhead	7,868	8,505
Depreciation and amortization	3,820	3,290
Share-based compensation	1,819	1,702
Interest expense, net and other	1,846	2,859
Income before income taxes	$13,623	$13,251

6. FAIR VALUE MEASUREMENTS

Fair value represents price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would conduct a transaction, in addition to the assumptions that market participants would use when pricing the related assets or liabilities, including non-performance risk.
A three-level hierarchy prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are as follows:

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

Assets Measured on a Recurring Basis

The Company’s assets that are measured at fair value on a recurring basis include restricted cash equivalents and investments and the Company’s investments associated with its deferred compensation plan. The following tables present information about these assets and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$13,467	$13,467	$—	$—
Money market funds	360	360	—	—
Total financial assets measured at fair value	$13,827	$13,827	$—	$—

	Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$17,817	$17,817	$—	$—
Money market funds	359	359	—	—
Total financial assets measured at fair value	$18,176	$18,176	$—	$—

The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and money market funds, and the Company’s investments associated with its deferred compensation plan typically consist of money market funds, which fair values are based on quoted prices in active markets for identical assets.
Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets and equity method investment. If impaired, the carrying values of such assets would be written down to fair value using Level 3 inputs. There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets or equity method investment during the three months ended March 31, 2014 and 2013.
Fair Value of Financial Instruments

The carrying amount of notes payable approximates its fair value as the instrument’s interest rates are variable and comparable to rates currently offered for similar debt instruments of comparable maturity (significant other observable inputs - level 2). The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
  The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2014, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. During 2013, the Internal Revenue Service (“IRS”) completed its tax audit of the Company for the years 2007, 2008, 2009 and 2010. The IRS issued a Revenue Agent Report (“RAR”) to the Company related to its completed tax examination. The RAR seeks adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards for 2005-2006. The adjustments to the Company’s taxable income relate to the proposed disallowance of certain per diems paid to our clinicians and locum tenens providers on the Company’s income tax return. Concurrent with the RAR, the Company received an Employment Tax Examination Report (“ETER”) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities and penalties related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other. Thus, the Company is unable to determine any reasonable range of potential claim at this time.
The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company recently held its first meeting with the IRS Appeals office and will continue to meet with the IRS Appeals office throughout the course of the year. The Company cannot predict with certainty the timing of such resolution. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate. Notwithstanding, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
The IRS commenced income and payroll tax audits for the years 2011 and 2012 during November 2013.

8. COMMITMENTS AND CONTINGENCIES: LEGAL
 The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. The Company recently completed the settlement of a wage and hour class action (and a related action) for an immaterial amount.
Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s clinicians and physicians. Depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with certain clients relating to these matters.

9. SUBSEQUENT EVENTS
On April 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “New Credit Facilities”) to replace its prior credit facilities, including (A) a $225,000 secured revolving credit facility (the “Revolver”) that includes a $40,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for swingline loans and (B) a $150,000 secured term loan credit facility (the “Term Loan”). In addition, the Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan or both in an aggregate principal amount not to exceed $125,000 subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent. The obligations of the Company under the Credit Agreement and the New Credit Facilities are secured by substantially all of the assets of the Company.

The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, payable in equal quarterly installments; however, there are no mandatory reductions in the Revolver. Borrowings under the Term Loan and Revolver bear interest at floating rates based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread is determined quarterly based upon the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement.

The Company used the proceeds from the initial drawdown under the New Credit Facilities to repay in full all outstanding indebtedness under its prior credit facilities and to pay related transaction costs. In addition, approximately $9,500 of standby letters of credit issued under the prior credit facilities have been rolled into and been deemed issued under the Revolver.

The New Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the New Credit Facilities is April 18, 2019.

In connection with obtaining the New Credit Facilities, the Company incurred approximately $3,500 in fees paid to lenders and other third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 21, 2014 (“2013 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, vendor management solutions, or “VMS,” recruitment process outsourcing, or “RPO,” and recruitment and placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, government facilities, community health centers and clinics, physician practice groups, and several other healthcare-related settings. Our clients utilize our workforce solutions and healthcare staffing services to manage their temporary and permanent clinical workforce needs in an economically beneficial manner. Our managed services programs and vendor management solutions enable healthcare organizations to increase their efficiency by managing all of their clinical supplemental workforce needs through one company or technology.

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the three months ended March 31, 2014, we recorded revenue of $240.9 million, as compared to $252.1 million for the same period last year. For both the three months ended March 31, 2014 and 2013, we recorded net income of $7.6 million.

Nurse and allied healthcare staffing segment revenue comprised 68% and 70% of total consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a software as a service, or “SaaS,” VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; and (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 28% and 26% of total consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Through our locum tenens staffing segment, we (1) provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) provide a SaaS VMS through which our clients can manage all of their locum tenens needs; and (3) place physicians of all specialties, as well as dentists and other advanced practice providers with clients on a temporary basis as independent contractors. These locum tenens are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the three months ended March 31, 2014 and 2013. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives
 Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients, clinicians and physicians. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as managed services programs, VMS and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and quality candidates. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing clinicians and physicians, while providing a more recurring stream of revenue that reduces our exposure to economic cycle risk. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.
Recent Trends
Orders in our nurse and allied healthcare staffing businesses are above prior-year levels. However, this higher demand has not yet translated into increased booking volumes as clients remain cautious due to reimbursement changes, lower hospital census, and uncertainty surrounding the impact of the Patient Protection and Affordable Care Act.
We continue to see clients migrate to managed services program relationships, with increased activity in our locum tenens division. During the three months ended March 31, 2014, revenue from these contracts represented approximately 45% of our nurse and allied healthcare staffing segment revenue and 8% of our locum tenens staffing segment revenue. With the inclusion of ShiftWise and continued penetration of managed services programs and recruitment process outsourcing, we expect that revenue attributable to our workforce solutions will continue to grow. These relationships have improved our ability to fill more of our client’s needs and create operational efficiencies.

Critical Accounting Policies and Estimates
 Our critical accounting policies and estimates remain consistent with those reported in our 2013 Annual Report.

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

	Three Months Ended March 31,
	2014	2013
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	69.3	71.0
Gross profit	30.7	29.0
Selling, general and administrative	22.7	21.3
Depreciation and amortization	1.6	1.3
Income from operations	6.4	6.4
Interest expense, net and other	0.8	1.1
Income before income taxes	5.6	5.3
Income tax expense	2.5	2.3
Net income	3.1%	3.0%

Comparison of Results for the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenue.    Revenue decreased 4% to $240.9 million for the three months ended March 31, 2014 from $252.1 million for the same period in 2013, due to lower revenue in our nurse and allied healthcare staffing segment partially offset by higher revenue in our locum tenens staffing and physician permanent placement segments.

Nurse and allied healthcare staffing segment revenue decreased 8% to $163.5 million for the three months ended March 31, 2014 from $176.8 million for the same period in 2013. The decrease was primarily due to a decrease in the average number of clinicians on assignment during the three months ended March 31, 2014.

Locum tenens staffing segment revenue increased 2% to $66.9 million for the three months ended March 31, 2014 from $65.5 million for the same period in 2013. The increase was primarily attributable to higher revenue per day filled, partially offset by a decrease in the number of days filled during the three months ended March 31, 2014.
Physician permanent placement services segment revenue increased 7% to $10.6 million for the three months ended March 31, 2014 from $9.9 million for the same period in 2013. The increase was primarily due to an increase in active searches and placements during the three months ended March 31, 2014.

Cost of Revenue.    Cost of revenue decreased 7% to $166.9 million for the three months ended March 31, 2014 from $179.1 million for the same period in 2013. The decrease was primarily due to a decrease in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment during the three months ended March 31, 2014.

Nurse and allied healthcare staffing segment cost of revenue decreased 9% to $116.1 million for the three months ended March 31, 2014 from $128.2 million for the same period in 2013. The decrease was primarily attributable to a decrease in the average number of clinicians on assignment during the three months ended March 31, 2014.

Locum tenens staffing segment cost of revenue decreased 1% to $46.9 million for the three months ended March 31, 2014 from $47.2 million for the same period in 2013. The decrease was primarily attributable to a decrease in the number of days filled during the three months ended March 31, 2014.

Physician permanent placement services segment cost of revenue increased 5% to $3.9 million for the three months ended March 31, 2014 from $3.7 million for the same period in 2013 primarily due to increases in recruiter compensation during the three months ended March 31, 2014.

Gross Profit.    Gross profit increased 1% to $74.0 million for the three months ended March 31, 2014 from $73.0 million for the same period in 2013, representing gross margins of 30.7% and 29.0%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all reportable segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to higher bill to pay spreads during the three months ended March 31, 2014 and the addition of the higher margin ShiftWise division we acquired in November 2013. The locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the three months ended March 31, 2014. Gross margin by reportable segment for the three months ended March 31, 2014 and 2013 was 29.0% and 27.5% for nurse and allied healthcare staffing, 29.9% and 27.9% for locum tenens staffing, and 63.0% and 62.6% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $54.7 million, representing 22.7% of revenue, for the three months ended March 31, 2014, as compared to $53.6 million, representing 21.3% of revenue, for the same period in 2013. The increase in SG&A expenses was due primarily to the addition of our ShiftWise division, which we did not own during the three months ended March 31, 2013, partially offset by lower professional liability expenses during the three months ended March 31, 2014. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2014	2013
Nurse and allied healthcare staffing	$27,365	$26,076
Locum tenens staffing	13,090	13,370
Physician permanent placement services	4,525	3,954
Unallocated corporate overhead	7,868	8,505
Share-based compensation	1,819	1,702
	$54,667	$53,607
Depreciation and Amortization Expenses.    Amortization expense increased 19% to $1.9 million for the three months ended March 31, 2014 from $1.6 million for the same period in 2013. The increase was primarily attributable to additional amortization expense related to ShiftWise assets for the three months ended March 31, 2014. Depreciation expense increased 12% to $1.9 million for the three months ended March 31, 2014 from $1.7 million for the same period in 2013, with the increase primarily attributable to additional depreciation expense related to additional acquired software and ShiftWise assets for the three months ended March 31, 2014.

Interest Expense, Net.    Interest expense, net, was $1.8 million for the three months ended March 31, 2014 as compared to $2.9 million for the same period in 2013. The decrease was primarily attributable to a lower average debt outstanding balance and lower interest rate for the three months ended March 31, 2014.

Income Tax Expense.    Income tax expense was $6.0 million for the three months ended March 31, 2014 as compared to income tax expense of $5.7 million for the same period in 2013, reflecting effective income tax rates of 44.0% and 42.9% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. We currently estimate our annual effective income tax rate to be approximately 43.0% for 2014.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2014	2013

Net cash provided by (used in) operating activities	$991	$(2,218)
Net cash (used in) investing activities	(4,709)	(2,636)
Net cash (used in) provided by financing activities	(2,584)	1,019
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At March 31, 2014, $148.7 million of our term loan, net of discount, was outstanding with $30.5 million of available credit under our revolver. As described below, on April 18, 2014, we entered into new credit facilities, the proceeds from which were used to pay off the prior credit facilities.
We believe that cash generated from operations and available borrowings under the Revolver (as defined below) will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowing under the Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $1.0 million, compared to net cash used in operating activities of $2.2 million for the same period in 2013. The change in net cash from operating activities was primarily attributable to a reduced investment in accounts receivable due to lower revenue levels, partially offset by the decrease in cash flows from accounts payable and accrued expenses between periods due to timing of payments, and an increase in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs. Our Days Sales Outstanding (“DSO”) was 56 days at March 31, 2014. DSO was 55 days and 56 days at December 31, 2013 and March 31, 2013, respectively.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $4.7 million, compared to $2.6 million for the same period in 2013. The increase was primarily attributable to the increase in capital expenditures and the $2.0 million equity method investment we made during the three months ended March 31, 2014. The increases were partially offset by the decrease in restricted cash, cash equivalents and investments balance resulting from the reduction of standby letters of credit during the three months ended March 31, 2014.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 was $2.6 million, primarily in connection with the cash paid for shares withheld for payroll taxes resulting from the exercise of employee equity awards. Net cash provided by financing activities during the three months ended March 31, 2013 was $1.0 million.

At March 31, 2014, there was $10.0 million outstanding under the Revolver, and the weighted average interest rate was LIBOR plus 2.25%.

Refinancing of Credit Facilities
On April 18, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “New Credit Facilities”) to replace our prior credit facilities, including (A) a $225 million secured revolving credit facility (the “Revolver”) that includes a $40 million sublimit for the issuance of letters of credit and a $20 million sublimit for swingline loans and (B) a $150 million secured term loan credit facility (the “Term Loan”). In addition, the Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan or both in an aggregate principal amount not to exceed $125 million subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent. The obligations of the Company under the Credit Agreement and the New Credit Facilities are secured by substantially all of the assets of the Company.

The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on our consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, payable in equal quarterly installments; however, there are no mandatory reductions in the Revolver. Borrowings under the Term Loan and Revolver bear interest at floating rates based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread is determined quarterly based upon our consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement.

We used the proceeds from the initial drawdown under the New Credit Facilities to repay in full all outstanding indebtedness under our prior credit facilities and to pay related transaction costs. In addition, approximately $9.5 million of standby letters of credit issued under the prior credit facilities have been rolled into and been deemed issued under the Revolver.

The New Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the New Credit Facilities is April 18, 2019.

In connection with obtaining the New Credit Facilities, we incurred approximately $3.5 million in fees paid to lenders and third parties.

The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity and allowable investments. It also contains financial covenants that require us (1) not to exceed a certain maximum consolidated leverage ratio, as calculated in accordance with the Credit Agreement, which is initially set at 4.00 to 1.00 but ultimately steps down to 3.50 to 1.00 beginning with the fiscal quarter ending June 30, 2016, and (2) to maintain a minimum consolidated interest coverage ratio of 2.50 to 1.00, as calculated in accordance with the Credit Agreement.

Letters of Credit

At March 31, 2014, we maintained outstanding standby letters of credit totaling $23.3 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $23.3 million outstanding letters of credit, we have collateralized $13.8 million in cash, cash equivalents and investments and the remaining amounts are collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31, 2013 totaled $27.7 million.

Contractual Obligations
Except for the amortization and interest rate changes described above arising out of the notes payable under our New Credit Facilities we entered into on April 18, 2014 that replaced the notes payable under our prior credit facilities, there have been no material changes in the three months ended March 31, 2014 to the amounts presented in the table under the caption entitled “Contractual Obligations” set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report.

Off-Balance Sheet and Other Financing Arrangements

At March 31, 2014, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2013 Annual Report and include but are not limited to:

•	the effects of economic downturns or slow recoveries, which could result in less demand for our services;

•	any inability on our part to maintain and secure new clients because we generally do not have long-term or guaranteed contracts;

•	the level of consolidation and concentration of buyers of healthcare workforce solutions and staffing services, which could affect the pricing of our services and our ability to mitigate risk;

•	any inability on our part to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement or client needs;

•
the ability of our clients to retain and increase the productivity of their permanent staff, or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, which may negatively affect the demand for our services;

•
our ability to grow and operate our business profitably in compliance with employment laws and other legislation, laws and regulations that may directly or indirectly affect us, such as Medicare certification and reimbursement, professional licensure, government contracting requirements, the Patient Protection and Affordable Care Act and other state or federal healthcare reform legislation;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors;

•	the effect of medical malpractice, employment and wage regulation and other claims asserted against us, which could subject us to substantial liabilities;

•	any inability on our part to implement new infrastructure and technology systems effectively;

•	the effect of technology disruptions and obsolescence, which may negatively affect our business operations;

•	any inability on our part to recruit and retain sufficient quality clinicians and physicians at reasonable costs;

•	any inability on our part to properly screen and match clinicians and physicians with suitable placements;

•	any inability on our part to successfully attract and retain a sufficient number of quality sales and operational personnel;

•	the loss of our key officers and management personnel;

•	any inability on our part to maintain at reasonable costs the positive brand identities we have developed and acquired;

•	any recognition by us of an impairment to goodwill or indefinite lived intangibles;

•
the effect of adverse adjustments by us to accruals for self-insured retentions and unrecognized tax benefits, which could decrease our earnings or increase our losses, as the case may be, or negatively affect our cash flow; and

•	our level of indebtedness and any inability on our part to generate sufficient cash flow to service our debt.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the three months ended March 31, 2014, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 1% change in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2014.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there has been any material changes from the risk factors disclosed in Part I, Item 1A of our 2013 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

10.1	AMN Healthcare Equity Plan, As Amended and Restated.*

10.2	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement (Officer).*

10.3	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Officer) (TSR).*

10.4	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement (Director) (One Year Vesting with Deferral).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2014

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2014

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)