Form 10-Q
period 2014-06-30
AMN HEALTHCARE SERVICES INC
filed 2014-08-01
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 30, 2014, there were 46,501,082 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,501	$15,580
Accounts receivable, net of allowances of $5,076 and $5,118 at June 30, 2014 and December 31, 2013, respectively	151,505	147,477
Accounts receivable, subcontractor	22,512	18,271
Deferred income taxes, net	27,983	24,938
Prepaid and other current assets	27,662	26,631
Total current assets	235,163	232,897
Restricted cash, cash equivalents and investments	20,606	23,115
Fixed assets, net of accumulated depreciation of $66,809 and $63,031 at June 30, 2014 and December 31, 2013, respectively	27,066	21,158
Other assets	37,502	32,279
Goodwill	144,937	144,642
Intangible assets, net of accumulated amortization of $38,102 and $42,439 at June 30, 2014 and December 31, 2013, respectively	146,418	150,197
Total assets	$611,692	$604,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,130	$71,081
Accrued compensation and benefits	56,046	55,949
Revolving credit facility	6,500	10,000
Current portion of notes payable	7,500	—
Other current liabilities	4,097	6,060
Total current liabilities	139,273	143,090
Notes payable, net of discount	140,625	148,672
Other long-term liabilities	98,188	94,784
Total liabilities	378,086	386,546
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,501 and 46,011 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	465	460
Additional paid-in capital	430,137	429,055
Accumulated deficit	(196,452)	(211,275)
Accumulated other comprehensive loss	(544)	(498)
Total stockholders’ equity	233,606	217,742
Total liabilities and stockholders’ equity	$611,692	$604,288

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$250,913	$253,943	$491,794	$506,063
Cost of revenue	173,754	179,530	340,679	358,643
Gross profit	77,159	74,413	151,115	147,420
Operating expenses:
Selling, general and administrative	55,567	54,551	110,234	108,158
Depreciation and amortization	4,010	3,240	7,830	6,530
Total operating expenses	59,577	57,791	118,064	114,688
Income from operations	17,582	16,622	33,051	32,732
Interest expense, net (including loss on debt extinguishment of $3,113 and $434 for both the three and six months ended June 30, 2014 and 2013, respectively) and other	4,629	3,130	6,475	5,989
Income before income taxes	12,953	13,492	26,576	26,743
Income tax expense	5,760	5,093	11,753	10,781
Net Income	$7,193	$8,399	$14,823	$15,962

Other comprehensive (loss) income - foreign currency translation	(37)	(28)	(46)	65
Comprehensive income	$7,156	$8,371	$14,777	$16,027

Net income per common share:
Basic	$0.15	$0.18	$0.32	$0.35
Diluted	$0.15	$0.18	$0.31	$0.33
Weighted average common shares outstanding:
Basic	46,479	46,039	46,416	45,927
Diluted	47,836	47,837	47,876	47,759

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$14,823	$15,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,830	6,530
Non-cash interest expense and other	676	676
Increase in allowances for doubtful accounts and sales credits	2,153	1,648
Provision for deferred income taxes	(1,074)	862
Share-based compensation	3,570	3,180
Excess tax benefits from share-based compensation	(1,716)	(1,431)
Holdback settlement in equity from prior acquisition	—	(3,046)
Loss on disposal or sale of fixed assets	4	8
Loss on debt extinguishment	3,113	434
Changes in assets and liabilities:
Accounts receivable, net	(6,181)	(8,936)
Accounts receivable, subcontractor	(4,241)	2,739
Prepaid expenses and other current assets	(1,002)	3,461
Other assets	(54)	(2,321)
Accounts payable and accrued expenses	(6,037)	327
Accrued compensation and benefits	96	(2,572)
Other liabilities	1,147	1,886
Restricted cash, cash equivalents and investments balance	(5,957)	(2,150)
Net cash provided by operating activities	7,150	17,257

Cash flows from investing activities:
Purchase and development of fixed assets	(9,876)	(5,348)
Equity method investment	(3,000)	—
Payments to fund deferred compensation plan	(1,399)	(735)
Change in restricted cash, cash equivalents and investments balance	8,466	51
Net cash used in investing activities	(5,809)	(6,032)

Cash flows from financing activities:
Capital lease repayments	(313)	(318)
Repayments on prior term loan	(149,620)	—
Payments on current term loan	(1,875)	(5,000)
Proceeds from current term loan	150,000	—
Proceeds from prior revolving credit facility	10,000	1,000
Repayments on prior revolving credit facility	(20,000)	(1,000)
Proceeds from current revolving credit facility	19,500	—
Payments on current revolving credit facility	(13,000)	—
Payment of financing costs	(3,488)	(935)
Proceeds from exercise of equity awards	58	767
Cash paid for shares withheld for taxes	(4,243)	(2,537)
Excess tax benefits from share-based compensation	1,716	1,431

	Six Months Ended June 30,
	2014	2013
Change in bank overdraft	(109)	140
Net cash used in financing activities	(11,374)	(6,452)
Effect of exchange rate changes on cash	(46)	65
Net (decrease) increase in cash and cash equivalents	(10,079)	4,838
Cash and cash equivalents at beginning of period	15,580	5,681
Cash and cash equivalents at end of period	$5,501	$10,519

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $46 and $43 capitalized for the six months ended June 30, 2014 and 2013, respectively)	$2,760	$4,233
Cash paid for income taxes	$9,170	$9,345
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
Reclassification
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. Specifically, payments made into the Company’s life insurance policies to assist in funding the deferred compensation plan were reclassified from cash flows from operations to cash flows from investing activities in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2013. In addition, the Company reclassified expected insurance recoveries under its professional liability and workers’ compensation policies in the condensed consolidated balance sheet for the year ended December 31, 2013 to conform to the current year presentation. Professional liability and workers’ compensation liability were previously presented net of insurance recoveries. Commencing June 30, 2014, expected insurance recoveries are presented on a gross basis, with the short-term insurance receivable portion included within “Prepaid and other current assets” and the long-term portion included within “Other assets” on the condensed consolidated balance sheet.

2. BUSINESS COMBINATION AND EQUITY INVESTMENT
ShiftWise Acquisition
On November 20, 2013, the Company completed its acquisition of ShiftWise, a leading national provider of web-based healthcare workforce solutions, including its vendor management systems, or “VMS,” utilized by hospitals and other healthcare systems. The strategic combination has added a new and more robust technology platform to the Company’s current workforce solutions offerings and will allow the Company to enhance its managed services business and provide a vendor neutral VMS option for interested clients. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The Company accounted for the acquisition using the acquisition method of accounting and recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The purchase price of the acquisition totaled $39,500, of which $6,000 was deposited in escrow to satisfy any indemnification claims by the Company with respect to, among other customary items, breaches of representations, warranties and covenants by ShiftWise and post-closing purchase price adjustments. The $6,000 deposited in escrow will be disbursed to the selling shareholders in three years following the closing date at $2,000 per annum minus any indemnification claims. As of the date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price. The provisional items pending finalization are primarily related to tax matters, which the Company expects to complete during 2014.

The preliminary allocation of the purchase price consisted of $9,899 of fair value of assets acquired, $11,801 of liabilities assumed (including $2,933 of deferred tax liabilities), $21,612 of goodwill and $19,790 of identified intangible assets. The intangible assets include the fair value of trade names and trademarks, customer relationships, non-compete agreements and acquired technologies. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 8 years. There was no goodwill recognized as part of this acquisition that is deductible for tax purposes.

The results of operations of ShiftWise have been included in the nurse and allied healthcare staffing segment in the Company’s condensed consolidated financial statements since the date of acquisition.
Pipeline Equity Investment
In March 2014, the Company entered into an agreement (the “Pipeline Agreement”) under which it made an initial $2,000 investment in Pipeline Health Holdings LLC (“Pipeline”), a telepharmacy provider. The Company’s ownership percentage in Pipeline at March 31, 2014 was approximately 9%. Under the Pipeline Agreement, the Company committed to invest up to an additional $3,000 contingent upon Pipeline reaching two milestone commitments within a year. In April 2014, the Company made the first milestone investment of $1,000, which together with the initial investment currently represents an ownership percentage in Pipeline of approximately 12%. The investment is accounted for under the equity method of accounting. The Company’s share of Pipeline’s results is included within “Interest expense, net and other” in the accompanying unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2014.

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians and physicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $24,936 and $22,051, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2014 and the audited consolidated balance sheet as of December 31, 2013.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments.
Share-based awards to purchase 385 and 334 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive. Share-based awards to purchase 373 and 321 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,193	$8,399	$14,823	$15,962

Net income per common share - basic	$0.15	$0.18	$0.32	$0.35
Net income per common share - diluted	$0.15	$0.18	$0.31	$0.33

Weighted average common shares outstanding - basic	46,479	46,039	46,416	45,927
Plus dilutive effect of potential common shares	1,357	1,798	1,460	1,832
Weighted average common shares outstanding - diluted	47,836	47,837	47,876	47,759

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Nurse and allied healthcare staffing	$165,894	$170,138	$329,344	$346,903
Locum tenens staffing	74,309	72,708	141,180	138,164
Physician permanent placement services	10,710	11,097	21,270	20,996
	$250,913	$253,943	$491,794	$506,063
Segment Operating Income
Nurse and allied healthcare staffing	$22,032	$20,128	$42,004	$42,602
Locum tenens staffing	7,818	4,908	14,691	9,800
Physician permanent placement services	2,187	2,289	4,318	4,530
	32,037	27,325	61,013	56,932
Unallocated corporate overhead	8,694	5,985	16,562	14,490
Depreciation and amortization	4,010	3,240	7,830	6,530
Share-based compensation	1,751	1,478	3,570	3,180
Interest expense, net (including loss on debt extinguishment of $3,113 and $434 for both the three and six months ended June 30, 2014 and 2013, respectively) and other	4,629	3,130	6,475	5,989
Income before income taxes	$12,953	$13,492	$26,576	$26,743

6. FAIR VALUE MEASUREMENTS

Fair value represents the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would conduct a transaction, in addition to the assumptions that market participants would use when pricing the related assets or liabilities, including non-performance risk.
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
Assets Measured on a Recurring Basis
The Company’s assets that are measured at fair value on a recurring basis include restricted cash equivalents and investments and the Company’s investments associated with its deferred compensation plan. The following tables present information about these assets and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
U.S. Treasury securities	$9,350	$9,350
Money market funds	439	439
Total financial assets measured at fair value	$9,789	$9,789

	Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
U.S. Treasury securities	$17,817	$17,817
Money market funds	359	359
Total financial assets measured at fair value	$18,176	$18,176

The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and money market funds, and the Company’s investments associated with its deferred compensation plan typically consist of money market funds, which fair values are based on quoted prices in active markets for identical assets.
Assets Measured on a Non-Recurring Basis
 The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets and equity method investment. If impaired, the carrying values of such assets would be written down to fair value using Level 3 inputs. There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets or equity method investment during the six months ended June 30, 2014 and 2013.
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

7. INCOME TAXES
 The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2014, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. During 2013, the Internal Revenue Service (“IRS”) completed its tax audit of the Company for the years 2007, 2008, 2009 and 2010. The IRS issued a Revenue Agent Report (“RAR”) to the Company related to its completed tax examination. The RAR seeks adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards for 2005-2006. The adjustments to the Company’s taxable income relate to the proposed disallowance of certain per diems paid to our clinicians and locum tenens providers on the Company’s income tax return. Concurrent with the RAR, the Company received an Employment Tax Examination Report (“ETER”) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities and penalties related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other.
The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company has held two meetings with the IRS Appeals office and will continue to meet with the IRS Appeals office throughout the course of the year. The Company cannot predict with certainty the timing of a resolution. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate. Notwithstanding, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
The IRS commenced income and payroll tax audits for the years 2011 and 2012 during November 2013.

8. NOTES PAYABLE AND RELATED CREDIT AGREEMENT
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
The New Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the New Credit Facilities is April 18, 2019. At June 30, 2014, the outstanding balance of the Term Loan was $148,125, of which $7,500 is due in the next 12 months, and the outstanding balance under the Revolver was $6,500. At June 30, 2014, with $8,815 of outstanding letters of credit collaterialized by the Revolver, there was $209,685 of available credit under the Revolver.
Annual principal maturities of the outstanding Term Loan are as follows:

Six months ending December 31, 2014	$3,750
Year ending December 31, 2015	7,500
Year ending December 31, 2016	7,500
Year ending December 31, 2017	7,500
Year ending December 31, 2018	7,500
Thereafter	$114,375
$148,125

The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, which is $7,500 per annum, and payable in equal quarterly installments. Borrowings under the Term Loan and Revolver bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25% (weighted average interest rate of one-month LIBOR plus 1.75% at June 30, 2014). The applicable spread is determined quarterly based upon the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement.
The Company used the proceeds from the New Credit Facilities to repay in full all outstanding indebtedness under its prior credit facilities and to pay related transaction costs. In addition, approximately $9,500 of standby letters of credit issued under the prior credit facilities were rolled into and deemed issued under the Revolver.
In connection with obtaining the New Credit Facilities, the Company incurred $3,488 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the New Credit Facilities. In addition, the Company wrote off $3,113 of unamortized financing fees and original issue discount, which was recorded as loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014.

The Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity and allowable investments. It also contains financial covenants that require the Company (1) not to exceed a certain maximum consolidated leverage ratio, as calculated in accordance with the Credit Agreement, which is initially set at 4.00 to 1.00 but ultimately steps down to 3.50 to 1.00 beginning with the fiscal quarter ending June 30, 2016, and (2) to maintain a minimum consolidated interest coverage ratio of 2.50 to 1.00, as calculated in accordance with the Credit Agreement.

Letters of Credit
 At June 30, 2014, the Company maintained outstanding standby letters of credit totaling $18,536 as collateral in relation to its professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $18,536 of outstanding letters of credit, the Company has collateralized $9,721 in cash, cash equivalents and investments and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2013 totaled $27,691.

9. COMMITMENTS AND CONTINGENCIES
(a) Legal
The Company is subject to various claims and legal actions in the ordinary course of its business. Some of these matters relate to professional liability, tax, payroll, contract and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. During the first quarter of 2014, the Company completed the settlement of a wage and hour class action (and a related action) for an immaterial amount. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s clinicians and physicians. Depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with certain clients relating to these matters.

(b) Leases
 During the three months ended June 30, 2014, the Company entered into a third amendment (the “Third Amendment”) to its office lease (as amended to date, the “Lease”) with Kilroy Realty, L.P. for its corporate headquarters in San Diego. Among other things, the Third Amendment extended the term under the Lease nine additional years from its original termination date of August 1, 2018 through July 31, 2027 and also reduced the rental payment from January 1, 2015 through the original termination date in 2018. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under the Third Amendment as of June 30, 2014 are as follows:

Six months ending December 31, 2014	$4,623
Year ending December 31, 2015	6,500
Year ending December 31, 2016	8,073
Year ending December 31, 2017	8,355
Year ending December 31, 2018	8,648
Thereafter	87,892
Total minimum lease payments	$124,091

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

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the three months ended June 30, 2014, we recorded revenue of $250.9 million, as compared to $253.9 million for the same period last year. For the three months ended June 30, 2014, we recorded net income of $7.2 million, as compared to $8.4 million for the same period last year. For the six months ended June 30, 2014, we recorded revenue of $491.8 million, as compared to $506.1 million for the same period last year. For the six months ended June 30, 2014, we recorded net income of $14.8 million, as compared to $16.0 million for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 67% and 69% of total consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a software as a service, or “SaaS,” VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; and (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 29% and 27% of total consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. Through our locum tenens staffing segment, we (1) provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) provide a SaaS VMS through which our clients can manage all of their locum tenens needs; and (3) place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the six months ended June 30, 2014 and 2013. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis®

brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

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
Recent Trends
The healthcare staffing environment has improved throughout the second quarter of 2014. Demand in our travel nurse and allied healthcare staffing businesses is above prior-year levels and grew sequentially. Our locum tenens business has also experienced increased demand since the beginning of the year across all specialties. For both segments, the growth in demand has recently translated into increased booking levels.
We continue to see clients migrate to managed services program relationships, with particular increased activity in our locum tenens division. During the six months ended June 30, 2014, revenue from these contracts represented approximately 34% of our consolidated revenue as compared to 29% for the same period last year. With the inclusion of ShiftWise and continued penetration of managed services programs and recruitment process outsourcing, we expect that revenue attributable to our workforce solutions will continue to grow. These relationships have improved our ability to fill more of our clients’ needs and create operational efficiencies.

Critical Accounting Policies and Estimates
 Our critical accounting policies and estimates, except for the gross presentation of professional liability reserve and workers’ compensation reserve as described above in Note 1 - “Basis of Presentation” set forth in the Notes to Unaudited Condensed Consolidated Financial Statements remain consistent with those reported in our 2013 Annual Report.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.2	70.7	69.3	70.9
Gross profit	30.8	29.3	30.7	29.1
Selling, general and administrative	22.1	21.5	22.4	21.4
Depreciation and amortization	1.6	1.3	1.6	1.3
Income from operations	7.1	6.5	6.7	6.4
Interest expense, net and other	1.8	1.2	1.3	1.2
Income before income taxes	5.3	5.3	5.4	5.2
Income tax expense	2.3	2.0	2.4	2.1
Net income	3.0%	3.3%	3.0%	3.1%

Comparison of Results for the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Revenue.    Revenue decreased 1% to $250.9 million for the three months ended June 30, 2014 from $253.9 million for the same period in 2013, due to lower revenue in our nurse and allied healthcare staffing and physician permanent placement segments partially offset by higher revenue in our locum tenens staffing segment.
Nurse and allied healthcare staffing segment revenue decreased 2% to $165.9 million for the three months ended June 30, 2014 from $170.1 million for the same period in 2013. The decrease was primarily due to a 6% decrease in the average number of clinicians on assignment, which partially resulted from decreased volume of electronic medical record engagements during the three months ended June 30, 2014 as compared to the same period in the prior year. The decrease was partially offset by the addition of ShiftWise revenue and an increase in bill rates during the three months ended June 30, 2014.
 Locum tenens staffing segment revenue increased 2% to $74.3 million for the three months ended June 30, 2014 from $72.7 million for the same period in 2013. The increase was primarily attributable to a 4% increase in revenue per day filled, partially offset by a 2% decrease in the number of days filled during the three months ended June 30, 2014.
Physician permanent placement services segment revenue decreased 3% to $10.7 million for the three months ended June 30, 2014 from $11.1 million for the same period in 2013. The decrease was primarily due to a decrease in searches activated during the three months ended June 30, 2014.

Cost of Revenue.    Cost of revenue decreased 3% to $173.8 million for the three months ended June 30, 2014 from $179.5 million for the same period in 2013. The decrease was primarily due to a decrease in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment, a decrease in the number of days filled in the locum tenens staffing segment, and lower direct cost of sales as a percentage of revenue during the three months ended June 30, 2014.

Nurse and allied healthcare staffing segment cost of revenue decreased 5% to $117.7 million for the three months ended June 30, 2014 from $123.8 million for the same period in 2013. The decrease was primarily attributable to a 6% decrease in the average number of clinicians on assignment and lower insurance costs during the three months ended June 30, 2014.
Locum tenens staffing segment cost of revenue increased 1% to $52.2 million for the three months ended June 30, 2014 from $51.6 million for the same period in 2013. The increase was primarily attributable to increase in pay rates to the locum tenens providers, partially offset by a decrease in the number of days filled during the three months ended June 30, 2014.
Physician permanent placement services segment cost of revenue decreased 6% to $3.9 million for the three months ended June 30, 2014 from $4.1 million for the same period in 2013 primarily due to decrease in recruiter compensation during the three months ended June 30, 2014.

Gross Profit.    Gross profit increased 4% to $77.2 million for the three months ended June 30, 2014 from $74.4 million for the same period in 2013, representing gross margins of 30.8% and 29.3%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all reportable segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to higher bill to pay spreads and lower insurance costs during the three months ended June 30, 2014 and the addition of the higher margin ShiftWise business we acquired in November 2013. The locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the three months ended June 30, 2014. Gross margin by reportable segment for the three months ended June 30, 2014 and 2013 was 29.1% and 27.2% for nurse and allied healthcare staffing, 29.8% and 29.0% for locum tenens staffing, and 63.5% and 62.7% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $55.6 million, representing 22.1% of revenue, for the three months ended June 30, 2014, as compared to $54.6 million, representing 21.5% of revenue, for the same period in 2013. The increase in SG&A expenses was due primarily to the addition of our ShiftWise business, which we did not own during the three months ended June 30, 2013, and a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the three months ended June 30, 2013, partially offset by a $1.7 million unfavorable actuarial-based increase in our professional liability reserves in locum tenens staffing segment during the three months ended June 30, 2013 and a $1.6 million favorable actuarial-based decrease in our professional liability reserves in our nurse and allied healthcare staffing and locum tenens staffing segments during the three months ended June 30, 2014. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Three Months Ended June 30,
	2014	2013
Nurse and allied healthcare staffing	$26,211	$26,211
Locum tenens staffing	14,294	16,213
Physician permanent placement services	4,617	4,664
Unallocated corporate overhead	8,694	5,985
Share-based compensation	1,751	1,478
	$55,567	$54,551
Depreciation and Amortization Expenses.    Amortization expense increased 19% to $1.9 million for the three months ended June 30, 2014 from $1.6 million for the same period in 2013, primarily attributable to additional amortization expense related to the intangibles assets resulting from the ShiftWise acquisition in November 2013. Depreciation expense increased 31% to $2.1 million for the three months ended June 30, 2014 from $1.6 million for the same period in 2013, primarily attributable to fixed assets acquired as part of the ShiftWise acquisition and an increase in purchased and developed hardware and software.
Interest Expense, Net and Other.    Interest expense, net and other, was $4.6 million for the three months ended June 30, 2014 as compared to $3.1 million for the same period in 2013. Interest expense for the three months ended June 30, 2014 included a $3.1 million write-off of unamortized deferred financing fees and original issue discount in connection with the refinancing of our credit facilities. Excluding the impact of refinancing, the lower interest expense for the three months ended June 30, 2014 as compared to the same period in 2013 was due to lower average debt outstanding balance and lower interest rate.
Income Tax Expense.    Income tax expense was $5.8 million for the three months ended June 30, 2014 as compared to income tax expense of $5.1 million for the same period in 2013, reflecting effective income tax rates of 44.5% and 37.7% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 43.5% for 2014.

Comparison of Results for the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
 Revenue.    Revenue decreased 3% to $491.8 million for the six months ended June 30, 2014 from $506.1 million for the same period in 2013, due to lower revenue in our nurse and allied healthcare staffing segment partially offset by higher revenue in our locum tenens staffing and physician permanent placement segments.
Nurse and allied healthcare staffing segment revenue decreased 5% to $329.3 million for the six months ended June 30, 2014 from $346.9 million for the same period in 2013. The decrease was primarily due to an 8% decrease in the average number of clinicians on assignment, which partially resulted from decreased volume of electronic medical record engagements during the six months ended June 30, 2014 as compared to the same period in the prior year. The decrease was partially offset by the addition of ShiftWise revenue and an increase in bill rates during the six months ended June 30, 2014.

Locum tenens staffing segment revenue increased 2% to $141.2 million for the six months ended June 30, 2014 from $138.2 million for the same period in 2013. The increase was primarily attributable to a 4% increase in revenue per day filled, partially offset by a 2% decrease in the number of days filled during the six months ended June 30, 2014.
Physician permanent placement services segment revenue increased 1% to $21.3 million for the six months ended June 30, 2014 from $21.0 million for the same period in 2013. The increase was primarily due to an increase in active searches and placements during the six months ended June 30, 2014.

Cost of Revenue.    Cost of revenue decreased 5% to $340.7 million for the six months ended June 30, 2014 from $358.6 million for the same period in 2013. The decrease was primarily due to a decrease in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment during the six months ended June 30, 2014.

Nurse and allied healthcare staffing segment cost of revenue decreased 7% to $233.8 million for the six months ended June 30, 2014 from $252.0 million for the same period in 2013. The decrease was primarily attributable to an 8% decrease in the average number of clinicians on assignment during the six months ended June 30, 2014.
Locum tenens staffing segment cost of revenue increased slightly to $99.1 million for the six months ended June 30, 2014 from $98.8 million for the same period in 2013. The increase was primarily attributable to an increase in pay rates to the locum tenens providers, partially offset by a decrease in the number of days filled during the six months ended June 30, 2014.
Physician permanent placement services segment cost of revenue were $7.8 million for both the six months ended June 30, 2014 and 2013.
Gross Profit.    Gross profit increased 3% to $151.1 million for the six months ended June 30, 2014 from $147.4 million for the same period in 2013, representing gross margins of 30.7% and 29.1%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all reportable segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to higher bill to pay spreads during the six months ended June 30, 2014 and the addition of the higher margin ShiftWise business we acquired in November 2013. The locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the six months ended June 30, 2014. Gross margin by reportable segment for the six months ended June 30, 2014 and 2013 was 29.0% and 27.4% for nurse and allied healthcare staffing, 29.8% and 28.5% for locum tenens staffing, and 63.3% and 62.6% for physician permanent placement services, respectively.
 Selling, General and Administrative Expenses.    SG&A expenses were $110.2 million, representing 22.4% of revenue, for the six months ended June 30, 2014, as compared to $108.2 million, representing 21.4% of revenue, for the same period in 2013. The increase in SG&A expenses was due primarily to the addition of our ShiftWise business, which we did not own during the six months ended June 30, 2013, and a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the six months ended June 30, 2013, partially offset by a $2.7 million unfavorable actuarial-based increase in our professional liability reserves in locum tenens staffing segment during the six months ended June 30, 2013 and a $2.1 million favorable actuarial-based decrease in our professional liability reserves in our nurse and allied healthcare staffing and locum tenens staffing segments during the six months ended June 30, 2014. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Six Months Ended June 30,
	2014	2013
Nurse and allied healthcare staffing	$53,576	$52,287
Locum tenens staffing	27,384	29,583
Physician permanent placement services	9,142	8,618
Unallocated corporate overhead	16,562	14,490
Share-based compensation	3,570	3,180
	$110,234	$108,158
Depreciation and Amortization Expenses.    Amortization expense increased 19% to $3.8 million for the six months ended June 30, 2014 from $3.2 million for the same period in 2013, primarily attributable to additional amortization expense related to the intangibles assets resulting from the ShiftWise acquisition in November 2013. Depreciation expense increased 21% to $4.0 million for the six months ended June 30, 2014 from $3.3 million for the same period in 2013, primarily attributable to fixed assets acquired as part of the ShiftWise acquisition and an increase in purchased and developed hardware and software.
 Interest Expense, Net and Other.    Interest expense, net and other, was $6.5 million for the six months ended June 30, 2014 as compared to $6.0 million for the same period in 2013. Interest expense for the six months ended June 30, 2014 included a $3.1 million write-off of unamortized deferred financing fees and original issue discount in connection with the refinancing of our credit facilities. Excluding the impact of refinancing, the lower interest expense for the six months ended June 30, 2014 as compared to the same period in 2013 was due to lower average debt outstanding balance and lower interest rate.
Income Tax Expense.    Income tax expense was $11.8 million for the six months ended June 30, 2014 as compared to income tax expense of $10.8 million for the same period in 2013, reflecting effective income tax rates of 44.2% and 40.3% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 43.5% for 2014.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$7,150	$17,257
Net cash used in investing activities	(5,809)	(6,032)
Net cash used in financing activities	(11,374)	(6,452)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At June 30, 2014, $148.1 million of our term loan was outstanding with $209.7 million of available credit under the Revolver (as defined below). As described below, on April 18, 2014, we entered into new credit facilities, the proceeds from which were used to pay off the prior credit facilities.
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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $7.2 million, compared to $17.3 million for the same period in 2013. The decrease in net cash provided by operating activities was attributable to a variety of factors, including (1) an increase in accounts receivable and accounts receivable for subcontractors, (2) a decrease in cash flows from prepaid expenses and other current assets as well as accounts payable and accrued expenses between periods due to timing of payments, and (3) an increase in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs. Our Days Sales Outstanding was 55 days at June 30, 2014, and 55 days and 54 days at December 31, 2013 and June 30, 2013, respectively.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $5.8 million, compared to $6.0 million for the same period in 2013. The change was primarily attributable to the increase in capital expenditures and the $3.0 million equity method investment we made during the six months ended June 30, 2014, partially offset by the $ 8.4 million decrease in restricted cash, cash equivalents and investments balance resulting from the reduction of standby letters of credit. For both front office and back office functions, we intend to continue to update and further expand our utilization of established commercially available platforms including PeopleSoft and Salesforce. We also intend to continue to develop and maintain proprietary technology in areas in which we can differentiate our service offerings for our innovative workforce solutions such as VMS.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2014 was $11.4 million, primarily due to (1) repayments of our debt, including both regularly scheduled payments and paying off our prior credit facilities, and (2) cash paid for shares withheld for payroll taxes resulting from the exercise of employee equity awards, partially offset by the borrowings under the New Credit Facilities (as defined below). Net cash used in financing activities during the six months ended June 30, 2013 was $6.5 million, primarily due to payments under our then-existing term loan.

At June 30, 2014, there was $6.5 million outstanding under the Revolver, and the weighted average interest rate was one-month LIBOR plus 1.75%.

Refinancing of Credit Facilities
On April 18, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “New Credit Facilities”) to replace our prior credit facilities, including (A) a $225 million secured revolving credit facility (the “Revolver”) that includes a $40 million sublimit for the issuance of letters of credit and a $20 million sublimit for swingline loans and (B) a $150 million secured term loan credit facility (the “Term Loan”). In addition, the Credit Agreement provides that we may from time to time obtain an increase in the Revolver or the Term Loan or both in an aggregate principal amount not to exceed $125 million subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to us and the administrative agent. Our obligations under the Credit Agreement and the New Credit Facilities are secured by substantially all of our assets.
The New Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the New Credit Facilities is April 18, 2019.
The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on our consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, which is $7.5 million per annum, payable in equal quarterly installments. Borrowings under the Term Loan and Revolver bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25% (weighted average interest rate of one-month LIBOR plus 1.75% at June 30, 2014.) The applicable spread is determined quarterly based upon our consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement.
We used the proceeds from the New Credit Facilities to repay in full all outstanding indebtedness under our prior credit facilities and to pay related transaction costs. In addition, approximately $9.5 million of standby letters of credit issued under the prior credit facilities were rolled into and deemed issued under the Revolver.
In connection with obtaining the New Credit Facilities, we incurred approximately $3.5 million in fees paid to lenders and third parties, which were capitalized and are amortized to interest expense over the term of the Credit Agreement. In addition, we wrote off $3.1 million of unamortized financing fees and original issue discount, which was recorded as loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014.
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
For more detail regarding to the terms of the Credit Agreement, please see “Item 1. Condensed Consolidated Financial Statements (unaudited) - Notes to Unaudited Condensed Consolidated Financial Statements - Note 8, Notes Payable and Related Credit Agreement.”
Letters of Credit
 At June 30, 2014, we maintained outstanding standby letters of credit totaling $18.5 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $18.5 million of outstanding letters of credit, we have collateralized $9.7 million in cash, cash equivalents and investments and the remaining amounts are collateralized by our Revolver. Outstanding standby letters of credit at December 31, 2013 totaled $27.7 million.

Contractual Obligations
During the three months ended June 30, 2014, we entered into the New Credit Agreement. In addition, during such period, we entered into a third amendment (the “Third Amendment”) to our office lease (as amended to date, the “Lease”) with Kilroy Realty, L.P. for our corporate headquarters in San Diego. Among other things, the Third Amendment extended the term under the Lease nine additional years from its original termination date of August 1, 2018 through July 31, 2027 and also reduced the rental payment from January 1, 2015 through the original termination date in 2018.
We have set forth in the table below the applicable revised line items to the table set forth under the caption entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report solely to reflect the impact to such line items in the Contractual Obligations table of (1) the amortization and interest rate changes from our New Credit Facilities that replaced our prior credit facilities; and (2) our entry into the Third Amendment.

	Six Months Ending December 31, 2014			Fiscal Year
		2015	2016	2017	2018	Thereafter	Total
Notes payable (1)	$11,723	$10,189	$10,047	$9,904	$9,762	$115,087	$166,712
Operating lease obligations (2)	7,113	10,542	9,491	9,044	8,667	87,893	132,750
Total contractual obligations	$18,836	$20,731	$19,538	$18,948	$18,429	$202,980	$299,462

(1)	Amounts represent contractual amounts due under the Term Loan and Revolver, including interest calculated based on the rate in effect at June 30, 2014.

(2)
Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

Off-Balance Sheet and Other Financing Arrangements
 At June 30, 2014, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have any material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the six months ended June 30, 2014, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 1% change in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2014.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2013 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

4.1
Credit Agreement, dated as of April 18, 2014, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Rx Pro Health, LLC, Nursefinders, LLC, Linde Health Care Staffing, Inc., and Shiftwise Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.*

10.1	Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2014

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2014

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)