Form 10-Q
period 2014-09-30
AMN HEALTHCARE SERVICES INC
filed 2014-11-07
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
  No  ☒
As of November 3, 2014, there were 46,631,739 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,663	$15,580
Accounts receivable, net of allowances of $4,529 and $5,118 at September 30, 2014 and December 31, 2013, respectively	164,078	147,477
Accounts receivable, subcontractor	21,569	18,271
Deferred income taxes, net	24,970	24,938
Prepaid and other current assets	28,844	26,631
Total current assets	249,124	232,897
Restricted cash, cash equivalents and investments	21,012	23,115
Fixed assets, net of accumulated depreciation of $67,857 and $63,031 at September 30, 2014 and December 31, 2013, respectively	29,202	21,158
Other assets	40,045	32,279
Goodwill	144,937	144,642
Intangible assets, net of accumulated amortization of $40,022 and $42,439 at September 30, 2014 and December 31, 2013, respectively	144,498	150,197
Total assets	$628,818	$604,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,949	$71,081
Accrued compensation and benefits	64,574	55,949
Revolving credit facility	—	10,000
Current portion of notes payable	7,500	—
Other current liabilities	8,746	6,060
Total current liabilities	147,769	143,090
Notes payable, net of discount	138,750	148,672
Other long-term liabilities	96,881	94,784
Total liabilities	383,400	386,546
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,631 and 46,011 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	466	460
Additional paid-in capital	433,373	429,055
Accumulated deficit	(187,953)	(211,275)
Accumulated other comprehensive loss	(468)	(498)
Total stockholders’ equity	245,418	217,742
Total liabilities and stockholders’ equity	$628,818	$604,288

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$264,584	$257,095	$756,378	$763,158
Cost of revenue	184,278	181,428	524,957	540,071
Gross profit	80,306	75,667	231,421	223,087
Operating expenses:
Selling, general and administrative	60,319	55,605	170,553	163,763
Depreciation and amortization	4,086	3,317	11,916	9,847
Total operating expenses	64,405	58,922	182,469	173,610
Income from operations	15,901	16,745	48,952	49,477
Interest expense, net (including loss on debt extinguishment of $3,113 and $434 for the nine months ended September 30, 2014 and 2013, respectively), and other	1,433	1,840	7,908	7,829
Income before income taxes	14,468	14,905	41,044	41,648
Income tax expense	5,969	6,290	17,722	17,071
Net income	$8,499	$8,615	$23,322	$24,577

Other comprehensive income (loss) - foreign currency translation	75	(84)	29	(19)
Comprehensive income	$8,574	$8,531	$23,351	$24,558

Net income per common share:
Basic	$0.18	$0.19	$0.50	$0.53
Diluted	$0.18	$0.18	$0.49	$0.51
Weighted average common shares outstanding:
Basic	46,546	45,986	46,460	45,947
Diluted	48,122	47,810	47,959	47,776

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$23,322	$24,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,916	9,847
Non-cash interest expense and other	1,104	1,050
Increase in allowances for doubtful accounts and sales credits	2,915	2,679
Provision for deferred income taxes	1,768	1,951
Share-based compensation	5,361	4,667
Excess tax benefits from share-based compensation	(1,780)	(1,529)
Holdback settlement in equity from prior acquisition	—	(3,046)
Loss on disposal or sale of fixed assets	50	13
Loss on debt extinguishment	3,113	434
Changes in assets and liabilities:
Accounts receivable	(19,516)	(5,102)
Accounts receivable, subcontractor	(3,298)	(402)
Prepaid expenses and other current assets	(2,184)	5,181
Other assets	(188)	(2,480)
Accounts payable and accrued expenses	(4,156)	1,573
Accrued compensation and benefits	8,625	4,778
Other liabilities	4,625	3,383
Restricted cash, cash equivalents and investments balance	(9,038)	(3,225)
Net cash provided by operating activities	22,639	44,349

Cash flows from investing activities:
Purchase and development of fixed assets	(14,287)	(6,447)
Proceeds from sales of assets held for sale	—	600
Equity method investment	(5,000)	—
Payments to fund deferred compensation plan	(2,174)	(1,251)
Change in restricted cash, cash equivalents and investments balance	11,141	48
Net cash used in investing activities	(10,320)	(7,050)

Cash flows from financing activities:
Capital lease repayments	(472)	(479)
Payments on term loan	(153,370)	(10,000)
Proceeds from term loan	150,000	—
Payments on revolving credit facility	(39,500)	(1,000)
Proceeds from revolving credit facility	29,500	1,000
Payment of financing costs	(3,488)	(935)
Proceeds from exercise of equity awards	1,792	1,174
Cash paid for shares withheld for taxes	(4,361)	(2,662)
Excess tax benefits from share-based compensation	1,780	1,529
Change in bank overdraft	(146)	65
Net cash used in financing activities	(18,265)	(11,308)
Effect of exchange rate changes on cash	29	(19)
Net (decrease) increase in cash and cash equivalents	(5,917)	25,972
Cash and cash equivalents at beginning of period	15,580	5,681
Cash and cash equivalents at end of period	$9,663	$31,653

Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest (net of $83 and $63 capitalized for the nine months ended September 30, 2014 and 2013, respectively)	$3,687	$4,253
Cash paid for income taxes	$12,732	$14,708
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,751	$1,221
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
Reclassification
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year presentation. Specifically, payments made into the Company’s life insurance policies to assist in funding the deferred compensation plan were reclassified from cash flows from operating activities to cash flows from investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2013. In addition, the Company reclassified expected insurance recoveries under its professional liability and workers’ compensation policies in the condensed consolidated balance sheet for the year ended December 31, 2013 to conform to the current year presentation. Professional liability and workers’ compensation liability were previously presented net of insurance recoveries. Commencing June 30, 2014, expected insurance recoveries are presented on a gross basis, with the short-term insurance receivable portion included within “Prepaid and other current assets” and the long-term portion included within “Other assets” on the condensed consolidated balance sheet.

2. BUSINESS COMBINATION AND EQUITY INVESTMENT
ShiftWise Acquisition
On November 20, 2013, the Company completed its acquisition of ShiftWise, a leading national provider of web-based healthcare workforce solutions, including its vendor management systems, or “VMS,” utilized by hospitals and other healthcare systems. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The Company accounted for the acquisition using the acquisition method of accounting and recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The purchase price of the acquisition totaled $39,500, of which $6,000 was deposited in escrow to satisfy any indemnification claims by the Company with respect to, among other customary items, breaches of representations, warranties and covenants by ShiftWise and post-closing purchase price adjustments. The $6,000 deposited in escrow will be disbursed to the selling shareholders in three years following the closing date at $2,000 per annum minus any indemnification claims. As of the date of filing of this Form 10-Q, the Company is still finalizing the allocation of the purchase price. The provisional items pending finalization are primarily related to tax matters, which the Company expects to complete during 2014.

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
Pipeline Equity Investment
In March 2014, the Company entered into an agreement (the “Pipeline Agreement”) under which it made an initial $2,000 investment in Pipeline Health Holdings LLC (“Pipeline”), a telepharmacy provider. The Company’s ownership percentage in Pipeline at March 31, 2014 was approximately 9%. Under the Pipeline Agreement, the Company committed to invest up to an additional $3,000 contingent upon Pipeline reaching two milestone commitments within a year. In April and September 2014, the Company made the milestone investments of $1,000 and $2,000, respectively, which together with the initial investment represents an ownership percentage in Pipeline of approximately 18% as of September 30, 2014. The investment is accounted for under the equity method of accounting. The Company’s share of Pipeline’s results is included within “Interest expense, net, and other” in the accompanying unaudited condensed consolidated statement of comprehensive income for both the three and nine months ended September 30, 2014.

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of clinicians and physicians. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its clinicians and physicians along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $23,613 and $22,051, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2014 and the audited consolidated balance sheet as of December 31, 2013.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments.
Share-based awards to purchase 286 and 296 shares of common stock were not included in the calculation of diluted net income per common share for the three months ended September 30, 2014 and 2013, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 344 and 313 shares of common stock were not included in the calculation of diluted net income per common share for the nine months ended September 30, 2014 and 2013, respectively, because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,499	$8,615	$23,322	$24,577

Net income per common share - basic	$0.18	$0.19	$0.50	$0.53
Net income per common share - diluted	$0.18	$0.18	$0.49	$0.51

Weighted average common shares outstanding - basic	46,546	45,986	46,460	45,947
Plus dilutive effect of potential common shares	1,576	1,824	1,499	1,829
Weighted average common shares outstanding - diluted	48,122	47,810	47,959	47,776

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Nurse and allied healthcare staffing	$174,292	$170,955	$503,636	$517,858
Locum tenens staffing	78,816	75,253	219,996	213,417
Physician permanent placement services	11,476	10,887	32,746	31,883
	$264,584	$257,095	$756,378	$763,158
Segment Operating Income
Nurse and allied healthcare staffing	$21,279	$20,392	$63,283	$62,994
Locum tenens staffing	8,139	7,547	22,830	17,347
Physician permanent placement services	2,756	2,205	7,074	6,735
	32,174	30,144	93,187	87,076
Unallocated corporate overhead	10,396	8,595	26,958	23,085
Depreciation and amortization	4,086	3,317	11,916	9,847
Share-based compensation	1,791	1,487	5,361	4,667
Interest expense, net (including loss on debt extinguishment of $3,113 and $434 for the nine months ended September 30, 2014 and 2013, respectively), and other	1,433	1,840	7,908	7,829
Income before income taxes	$14,468	$14,905	$41,044	$41,648

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
Assets Measured on a Recurring Basis
The Company’s assets that are measured at fair value on a recurring basis include restricted cash equivalents and investments and the Company’s investments associated with its deferred compensation plan. The following tables present information about these assets and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
U.S. Treasury securities	$6,700	$6,700
Money market funds	335	335
Total financial assets measured at fair value	$7,035	$7,035

	Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)
U.S. Treasury securities	$17,817	$17,817
Money market funds	359	359
Total financial assets measured at fair value	$18,176	$18,176

The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and money market funds on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit, and the Company’s investments associated with its deferred compensation plan typically consist of money market funds, which fair values are based on quoted prices in active markets for identical assets.

Assets Measured on a Non-Recurring Basis
 The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets and equity method investment. There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets or equity method investment during the nine months ended September 30, 2014 and 2013.
Fair Value of Financial Instruments
The carrying amount of notes payable approximates its fair value as the instrument’s interest rates are variable and comparable to rates currently offered for similar debt instruments of comparable maturity. The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
 The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2014, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. During 2013, the Internal Revenue Service (“IRS”) completed its tax audit of the Company for the years 2007, 2008, 2009 and 2010. The IRS issued a Revenue Agent Report (“RAR”) to the Company related to its completed tax examination. The RAR seeks adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards for 2005-2006. The adjustments to the Company’s taxable income relate to the proposed disallowance of certain per diems paid to our clinicians and locum tenens providers on the Company’s income tax return. Concurrent with the RAR, the Company received an Employment Tax Examination Report (“ETER”) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities and penalties related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other.
The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company has held three meetings with the IRS Appeals office and will continue to meet with the IRS Appeals office throughout the course of the year. The Company cannot predict with certainty the timing of a resolution. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate. Notwithstanding, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
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
The New Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the New Credit Facilities is April 18, 2019. At September 30, 2014, the outstanding balance of the Term Loan was $146,250, of which $7,500 is due in the next 12 months, and there was no amount outstanding under the Revolver. At September 30, 2014, with $8,155 of outstanding letters of credit collaterialized by the Revolver, there was $216,845 of available credit under the Revolver.

Annual principal maturities of the outstanding Term Loan are as follows:

Three months ending December 31, 2014	$1,875
Year ending December 31, 2015	7,500
Year ending December 31, 2016	7,500
Year ending December 31, 2017	7,500
Year ending December 31, 2018	7,500
Thereafter	114,375
$146,250

The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, which is $7,500 per annum, and payable in equal quarterly installments. Borrowings under the Term Loan and Revolver bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread is determined quarterly based upon the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The interest rate for the outstanding Term Loan was 1.9% on a LIBOR basis as of September 30, 2014.
The Company used the proceeds from the New Credit Facilities to repay in full all outstanding indebtedness under its prior credit facilities and to pay related transaction costs. In addition, approximately $9,500 of standby letters of credit issued under the prior credit facilities were rolled into and deemed issued under the Revolver.
In connection with obtaining the New Credit Facilities, the Company incurred $3,488 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the New Credit Facilities. In addition, the Company wrote off $3,113 of unamortized financing fees and original issue discount, which was recorded as loss on debt extinguishment in the accompanying unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2014.
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

Letters of Credit
 At September 30, 2014, the Company maintained outstanding standby letters of credit totaling $15,190 as collateral in relation to its professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15,190 of outstanding letters of credit, the Company has collateralized $7,035 in cash, cash equivalents and investments and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2013 totaled $27,691.

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

(b) Leases
 During the nine months ended September 30, 2014, the Company entered into a third amendment (the “Third Amendment”) to its office lease (as amended to date, the “Lease”) with Kilroy Realty, L.P. for its corporate headquarters in San Diego. Among other things, the Third Amendment extended the term under the Lease nine additional years from its original termination date of August 1, 2018 through July 31, 2027 and also reduced the rental payment from January 1, 2015 through the original termination date in 2018. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under the Third Amendment as of September 30, 2014 are as follows:

Three months ending December 31, 2014	$2,311
Year ending December 31, 2015	6,500
Year ending December 31, 2016	8,073
Year ending December 31, 2017	8,355
Year ending December 31, 2018	8,648
Thereafter	87,892
Total minimum lease payments	$121,779

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

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the three months ended September 30, 2014, we recorded revenue of $264.6 million, as compared to $257.1 million for the same period last year. For the three months ended September 30, 2014, we recorded net income of $8.5 million, as compared to $8.6 million for the same period last year. For the nine months ended September 30, 2014, we recorded revenue of $756.4 million, as compared to $763.2 million for the same period last year. For the nine months ended September 30, 2014, we recorded net income of $23.3 million, as compared to $24.6 million for the same period last year.

Nurse and allied healthcare staffing segment revenue comprised 67% and 68% of total consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a software as a service, or “SaaS,” VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; and (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs.

Locum tenens staffing segment revenue comprised 29% and 28% of total consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Through our locum tenens staffing segment, we (1) provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) provide a SaaS VMS through which our clients can manage all of their locum tenens needs; and (3) place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the nine months ended September 30, 2014 and 2013. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives
 Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as managed services programs, VMS and recruitment process outsourcing. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through productivity and quality candidates. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing healthcare professionals, while providing a more recurring stream of revenue that reduces our exposure to economic cycle risk. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to ensure we are strategically ready in the long term to capitalize on the demand growth anticipated from the significant healthcare workforce shortages due to healthcare reform and the aging population.
Recent Trends
The healthcare staffing environment improved throughout the third quarter of 2014. Demand in our travel nurse and allied healthcare staffing businesses is significantly above prior-year levels. This demand growth has translated into increased booking levels. Our locum tenens business has also experienced increased demand since the beginning of the year across a majority of the specialties.
We continue to see clients migrate to managed services program relationships, with particular increased activity in our locum tenens division. During the nine months ended September 30, 2014, revenue from these contracts represented approximately 33% of our consolidated revenue as compared to 29% for the same period last year. With the inclusion of ShiftWise VMS revenue and continued penetration of managed services programs and recruitment process outsourcing, we expect that revenue attributable to our workforce solutions will continue to grow. These relationships have improved our ability to fill more of our clients’ needs and create operational efficiencies.

Critical Accounting Policies and Estimates
 The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, revenue recognition, accounts receivable, contingencies and litigation, valuation and recognition of share-based payments, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Under our indefinite-lived intangible asset valuation policy, we intend to perform the annual impairment test during the fourth quarter. Although a triggering event has not occurred during 2014, given the recent lower than expected revenue in the local staffing business, a component of our nurse and allied healthcare staffing segment, it is reasonably possible that we could record an impairment charge on the related indefinite-lived tradename in the fourth quarter when we conduct our annual impairment test. Our critical accounting policies and estimates, except for the gross presentation of professional liability reserve and workers’ compensation reserve as described in “Item 1. Condensed Consolidated Financial Statements (unaudited) - Notes to Unaudited Condensed Consolidated Financial Statements - Note 1 - Basis of Presentation,” remain consistent with those reported in our 2013 Annual Report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.6	70.6	69.4	70.8
Gross profit	30.4	29.4	30.6	29.2
Selling, general and administrative	22.8	21.6	22.5	21.5
Depreciation and amortization	1.5	1.3	1.6	1.3
Income from operations	6.1	6.5	6.5	6.4
Interest expense, net, and other	0.5	0.7	1.0	1.0
Income before income taxes	5.6	5.8	5.5	5.4
Income tax expense	2.3	2.4	2.3	2.2
Net income	3.3%	3.4%	3.2%	3.2%

Comparison of Results for the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenue.    Revenue increased 3% to $264.6 million for the three months ended September 30, 2014 from $257.1 million for the same period in 2013, due to higher revenue in all three of our reportable segments.
Nurse and allied healthcare staffing segment revenue increased 2% to $174.3 million for the three months ended September 30, 2014 from $171.0 million for the same period in 2013. The increase was primarily due to the addition of ShiftWise revenue and an increase in bill rates during the three months ended September 30, 2014. The increase was partially offset by a 2% decrease in the average number of clinicians on assignment, which primarily resulted from decreased volume of electronic medical record engagements during the three months ended September 30, 2014 as compared to the same period in the prior year.
 Locum tenens staffing segment revenue increased 5% to $78.8 million for the three months ended September 30, 2014 from $75.3 million for the same period in 2013. The increase was primarily attributable to a 7% increase in revenue per day filled, partially offset by a 2% decrease in the number of days filled during the three months ended September 30, 2014.
Physician permanent placement services segment revenue increased 5% to $11.5 million for the three months ended September 30, 2014 from $10.9 million for the same period in 2013. The increase was primarily due to an increase in active searches during the three months ended September 30, 2014.

Cost of Revenue.    Cost of revenue increased 2% to $184.3 million for the three months ended September 30, 2014 from $181.4 million for the same period in 2013. The increase was primarily due to higher revenue in all three of our reportable segments during the three months ended September 30, 2014.

Nurse and allied healthcare staffing segment cost of revenue increased slightly to $124.3 million for the three months ended September 30, 2014 from $124.2 million for the same period in 2013. The increase was primarily attributable to a $0.7 million unfavorable actuarial-based increase in workers’ compensation liability reserves recorded during the three months ended September 30, 2014 and partially offset by a 2% decrease in the average number of clinicians on assignment during the period.
Locum tenens staffing segment cost of revenue increased 5% to $56.0 million for the three months ended September 30, 2014 from $53.2 million for the same period in 2013. The increase was primarily attributable to increase in pay rates to the locum tenens providers, partially offset by a decrease in the number of days filled during the three months ended September 30, 2014.
Physician permanent placement services segment cost of revenue decreased 1% to $4.0 million for the three months ended September 30, 2014 from $4.1 million for the same period in 2013 primarily due to a decrease in recruiter compensation during the three months ended September 30, 2014.

Gross Profit.    Gross profit increased 6% to $80.3 million for the three months ended September 30, 2014 from $75.7 million for the same period in 2013, representing gross margins of 30.4% and 29.4%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in the nurse and allied healthcare staffing segment and physician permanent placement services segment. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the addition of the higher margin ShiftWise business we acquired in November 2013 and higher bill to pay spreads during the three months ended September 30, 2014. The locum tenens staffing segment decrease in gross margin was primarily due to lower bill to pay spreads during the three months ended September 30, 2014. Gross margin by reportable segment for the three months ended September 30, 2014 and 2013 was 28.7% and 27.4% for nurse and allied healthcare staffing, 29.0% and 29.3% for locum tenens staffing, and 64.9% and 62.6% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $60.3 million, representing 22.8% of revenue, for the three months ended September 30, 2014, as compared to $55.6 million, representing 21.6% of revenue, for the same period in 2013. The increase in SG&A expenses was due primarily to the addition of our ShiftWise business, higher expenses associated with our information technology initiatives, and higher expenses to support our current demand and future growth initiatives. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2014	2013
Nurse and allied healthcare staffing	$28,749	$26,395
Locum tenens staffing	14,694	14,519
Physician permanent placement services	4,689	4,609
Unallocated corporate overhead	10,396	8,595
Share-based compensation	1,791	1,487
	$60,319	$55,605
Depreciation and Amortization Expenses.    Amortization expense increased 19% to $1.9 million for the three months ended September 30, 2014 from $1.6 million for the same period in 2013, primarily attributable to additional amortization expense related to the intangibles assets resulting from the ShiftWise acquisition in November 2013. Depreciation expense increased 29% to $2.2 million for the three months ended September 30, 2014 from $1.7 million for the same period in 2013, primarily attributable to fixed assets acquired as part of the ShiftWise acquisition and an increase in purchased and developed hardware and software.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $1.4 million for the three months ended September 30, 2014 as compared to $1.8 million for the same period in 2013. The lower interest expense for the three months ended September 30, 2014 as compared to the same period in 2013 was due to lower average debt outstanding balance and lower interest rate.
Income Tax Expense.    Income tax expense was $6.0 million for the three months ended September 30, 2014 as compared to income tax expense of $6.3 million for the same period in 2013, reflecting effective income tax rates of 41.3% and 42.2% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 43.2% for 2014.

Comparison of Results for the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
 Revenue.    Revenue decreased 1% to $756.4 million for the nine months ended September 30, 2014 from $763.2 million for the same period in 2013, due to lower revenue in our nurse and allied healthcare staffing segment, partially offset by higher revenue in our locum tenens staffing and physician permanent placement segments.
Nurse and allied healthcare staffing segment revenue decreased 3% to $503.6 million for the nine months ended September 30, 2014 from $517.9 million for the same period in 2013. The decrease was primarily due to a 6% decrease in the average number of clinicians on assignment, which partially resulted from decreased volume of electronic medical record engagements during the nine months ended September 30, 2014 as compared to the same period in the prior year. The decrease was partially offset by the addition of ShiftWise revenue and an increase in bill rates during the nine months ended September 30, 2014.

Locum tenens staffing segment revenue increased 3% to $220.0 million for the nine months ended September 30, 2014 from $213.4 million for the same period in 2013. The increase was primarily attributable to a 5% increase in revenue per day filled, partially offset by a 2% decrease in the number of days filled during the nine months ended September 30, 2014.
Physician permanent placement services segment revenue increased 3% to $32.7 million for the nine months ended September 30, 2014 from $31.9 million for the same period in 2013. The increase was primarily due to an increase in active searches during the nine months ended September 30, 2014.

Cost of Revenue.    Cost of revenue decreased 3% to $525.0 million for the nine months ended September 30, 2014 from $540.1 million for the same period in 2013. The decrease was primarily due to a decrease in the average number of clinicians on assignment in the nurse and allied healthcare staffing segment during the nine months ended September 30, 2014.

Nurse and allied healthcare staffing segment cost of revenue decreased 5% to $358.0 million for the nine months ended September 30, 2014 from $376.2 million for the same period in 2013. The decrease was primarily attributable to a 6% decrease in the average number of clinicians on assignment during the nine months ended September 30, 2014, partially offset by a $0.7 million unfavorable actuarial-based increase in workers’ compensation liability reserves recorded during the nine months ended September 30, 2014 as compared to a $1.6 million favorable actuarial-based workers’ compensation benefit recorded during the same period last year.
Locum tenens staffing segment cost of revenue increased 2% to $155.1 million for the nine months ended September 30, 2014 from $152.0 million for the same period in 2013. The increase was primarily attributable to an increase in pay rates to the locum tenens providers, partially offset by a 2% decrease in the number of days filled during the nine months ended September 30, 2014.
Physician permanent placement services segment cost of revenue decreased 1% to $11.8 million for the nine months ended September 30, 2014 from $11.9 million for the same period in 2013 primarily due to a decrease in recruiter compensation during the nine months ended September 30, 2014.
Gross Profit.    Gross profit increased 4% to $231.4 million for the nine months ended September 30, 2014 from $223.1 million for the same period in 2013, representing gross margins of 30.6% and 29.2%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all reportable segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to higher bill to pay spreads during the nine months ended September 30, 2014 and the addition of the higher margin ShiftWise business we acquired in November 2013. The locum tenens staffing segment improvement was primarily due to higher bill to pay spreads during the nine months ended September 30, 2014. Gross margin by reportable segment for the nine months ended September 30, 2014 and 2013 was 28.9% and 27.4% for nurse and allied healthcare staffing, 29.5% and 28.8% for locum tenens staffing, and 63.8% and 62.6% for physician permanent placement services, respectively.
 Selling, General and Administrative Expenses.    SG&A expenses were $170.6 million, representing 22.5% of revenue, for the nine months ended September 30, 2014, as compared to $163.8 million, representing 21.5% of revenue, for the same period in 2013. The increase in SG&A expenses was due primarily to the addition of our ShiftWise business, which we did not own during the nine months ended September 30, 2013, and a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition during the nine months ended September 30, 2013, partially offset by a $2.7 million unfavorable actuarial-based increase in our professional liability reserves in our locum tenens staffing segment during the nine months ended September 30, 2013 and a $2.1 million favorable actuarial-based decrease in our professional liability reserves in our nurse and allied healthcare staffing and locum tenens staffing segments during the nine months ended September 30, 2014. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2014	2013
Nurse and allied healthcare staffing	$82,325	$78,682
Locum tenens staffing	42,078	44,102
Physician permanent placement services	13,831	13,227
Unallocated corporate overhead	26,958	23,085
Share-based compensation	5,361	4,667
	$170,553	$163,763

Depreciation and Amortization Expenses.    Amortization expense increased 19% to $5.7 million for the nine months ended September 30, 2014 from $4.8 million for the same period in 2013, primarily attributable to additional amortization expense related to the intangibles assets resulting from the ShiftWise acquisition in November 2013. Depreciation expense increased 24% to $6.2 million for the nine months ended September 30, 2014 from $5.0 million for the same period in 2013, primarily attributable to fixed assets acquired as part of the ShiftWise acquisition and an increase in purchased and developed hardware and software.
 Interest Expense, Net, and Other.    Interest expense, net, and other, was $7.9 million for the nine months ended September 30, 2014 as compared to $7.8 million for the same period in 2013. Interest expense for the nine months ended September 30, 2014 included a $3.1 million write-off of unamortized deferred financing fees and original issue discount in connection with the refinancing of our credit facilities. Excluding the impact of refinancing, the lower interest expense for the nine months ended September 30, 2014 as compared to the same period in 2013 was due to lower average debt outstanding balance and lower interest rate.
Income Tax Expense.    Income tax expense was $17.7 million for the nine months ended September 30, 2014 as compared to income tax expense of $17.1 million for the same period in 2013, reflecting effective income tax rates of 43.2% and 41.0% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 43.2% for 2014.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$22,639	$44,349
Net cash used in investing activities	(10,320)	(7,050)
Net cash used in financing activities	(18,265)	(11,308)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At September 30, 2014, $146.3 million of our Term Loan (as defined below) was outstanding with $216.8 million of available credit under the Revolver (as defined below).
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $22.6 million, compared to $44.3 million for the same period in 2013. The decrease in net cash provided by operating activities was attributable to a variety of factors, including (1) an increase in accounts receivable and accounts receivable for subcontractors, (2) an unfavorable change in prepaid expenses and other current assets as well as accounts payable and accrued expenses between periods due to timing of payments, and (3) an increase in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs. Our Days Sales Outstanding (“DSO”) was 57 days at September 30, 2014, and 55 days and 52 days at December 31, 2013 and September 30, 2013, respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $10.3 million, compared to $7.1 million for the same period in 2013. The change was primarily attributable to the increase in capital expenditures and the $5.0 million equity method investment we made during the nine months ended September 30, 2014, partially offset by the $11.1 million decrease in restricted cash, cash equivalents and investments balance resulting from the reduction of standby letters of credit. For both front office and back office operations, we intend to continue our investment in information technology initiatives, including PeopleSoft and Salesforce. We also intend to continue to develop and maintain proprietary technology in areas in which we can differentiate our service offerings for our innovative workforce solutions such as VMS.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2014 was $18.3 million, primarily due to (1) repayments of our debt, including both regularly scheduled payments and paying off our prior credit facilities, and (2) cash paid for shares withheld for payroll taxes resulting from the exercise of employee equity awards, partially offset by the borrowings under the New Credit Facilities (as defined below). Net cash used in financing activities during the nine months ended September 30, 2013 was $11.3 million, primarily due to payments under our then-existing term loan.

At September 30, 2014, there was no amount outstanding under the Revolver.

Refinancing of Credit Facilities
On April 18, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “New Credit Facilities”) to replace our prior credit facilities, including (A) a $225 million secured revolving credit facility (the “Revolver”) that includes a $40 million sublimit for the issuance of letters of credit and a $20 million sublimit for swingline loans and (B) a $150 million secured term loan credit facility (the “Term Loan”). For more detail regarding the terms of the Credit Agreement, please see “Item 1. Condensed Consolidated Financial Statements (unaudited) - Notes to Unaudited Condensed Consolidated Financial Statements - Note 8, Notes Payable and Related Credit Agreement,” which is incorporated herein by reference.
Letters of Credit
 At September 30, 2014, we maintained outstanding standby letters of credit totaling $15.2 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15.2 million of outstanding letters of credit, we have collateralized $7.0 million in cash, cash equivalents and investments and the remaining amounts are collateralized by our Revolver. Outstanding standby letters of credit at December 31, 2013 totaled $27.7 million.

Off-Balance Sheet Arrangements
 At September 30, 2014, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations
During the nine months ended September 30, 2014, we entered into the New Credit Agreement. In addition, during such period, we entered into a third amendment (the “Third Amendment”) to our office lease (as amended to date, the “Lease”) with Kilroy Realty, L.P. for our corporate headquarters in San Diego. Among other things, the Third Amendment extended the term under the Lease nine additional years from its original termination date of August 1, 2018 through July 31, 2027 and also reduced the rental payment from January 1, 2015 through the original termination date in 2018.
We have set forth in the table below the applicable revised line items to the table set forth under the caption entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report solely to reflect the impact to such line items in the Contractual Obligations table of (1) the amortization and interest rate changes from our New Credit Facilities, which replaced our prior credit facilities; and (2) our entry into the Third Amendment.

	Three Months Ending December 31, 2014			Fiscal Year
		2015	2016	2017	2018	Thereafter	Total
Notes payable (1)	$2,575	$10,189	$10,047	$9,904	$9,762	$115,087	$157,564
Operating lease obligations (2)	3,977	10,542	9,491	9,044	8,667	87,893	129,614
Total contractual obligations	$6,552	$20,731	$19,538	$18,948	$18,429	$202,980	$287,178

(1)	Amounts represent contractual amounts due under the Term Loan and Revolver, including interest calculated based on the rate in effect at September 30, 2014.

(2)
Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the nine months ended September 30, 2014, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2014.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2014

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)