Form 10-K
period 2014-12-31
AMN HEALTHCARE SERVICES INC
filed 2015-02-25
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014, was $354,980,891 based on a closing sale price of $12.30 per share.
As of February 20, 2015, there were 47,110,127 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 22, 2015 have been incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Our Company

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce consulting services, predictive modeling, staff scheduling and the placement of physicians, nurses and allied healthcare professionals into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and improve patient outcomes within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, and several other healthcare settings.

Our clients utilize our workforce solutions and healthcare staffing services to manage their clinical workforce needs, both temporary and permanent, in an economically beneficial manner. Our managed services program and vendor management systems enable healthcare organizations to increase their efficiency by managing all of their supplemental workforce needs through one company or technology. Short- and long-term shortages in our clients’ workforce arise due to a variety of circumstances, including a lack of qualified, specialized local healthcare professionals, attrition, leave schedules, census fluctuations, electronic medical records, or “EMR,” conversions and new unit openings. Increasingly, our clients seek innovative, proven and capable partners that provide a strategic, sophisticated and integrated clinical workforce approach that enables them to achieve high quality patient outcomes more efficiently. We believe our clients contract with us based on our value proposition of quality and service excellence, our comprehensive suite of innovative workforce solutions that reduce complexity, drive efficiency, improve patient satisfaction and outcomes and provide an economic benefit, together with our execution capabilities, our national footprint and our access to a wide network of healthcare professionals. Our large number of hospital, healthcare facility and other clients provides us with the opportunity to offer positions to healthcare professionals typically in all 50 states and in a variety of work environments and clinical settings.

Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building clinical skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position. We provide our temporary healthcare professionals with a competitive compensation and benefit package that may include professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or provide company housing if they elect not to receive reimbursement. We believe that we attract temporary healthcare professionals due to our long-standing reputation for providing a high level of service, our numerous employment opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from the thousands of current and former healthcare professionals who have worked with us.

We use distinct brands to market our different services to our two client bases: (1) healthcare organizations and (2) healthcare professionals. We market our managed services solutions, travel nurse and allied recruitment services to hospitals and healthcare facilities generally under one brand, AMN Healthcare®, as a single managed services provider with access to healthcare professionals through multiple recruitment brands, including American Mobile®, Nursefinders®, NurseChoice®, NursesRx®, Med Travelers®, Club Staffing®, Rx Pro Health®, Onward Healthcare® and O’Grady Peyton International®. For our other service offerings, we generally market using brand names, including ShiftWise® and MedefisTM for our VMS technology, Avantas® for our clinical labor management services, Staff Care®, Linde Healthcare® and Locum Leaders® for our locum tenens businesses, and Merritt Hawkins® and Kendall & Davis® for our physician permanent placement services. Each brand has a distinct clinician focus, market strength and brand reputation.

Competition

The healthcare recruitment and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare professionals, as well as healthcare facility clients. We believe that our value proposition is our quality and service excellence, our comprehensive suite of innovative workforce solutions that reduce complexity, drive efficiency, improve patient satisfaction and outcomes and provide an economic benefit, together with our execution capabilities, our national footprint and our access to a wide network of healthcare professionals. When recruiting for healthcare professionals, in addition to other recruitment and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and interim staffing pools. We compete for healthcare professionals primarily based on customer service, recruitment and placement expertise, the quantity, diversity and quality of available assignments and placement opportunities, compensation packages and the benefits that we provide to them while they are on assignment.

We believe that our size, geographic scope and broad spectrum of workforce solutions give us distinct, scalable advantages over smaller, local and regional competitors and companies whose service offerings are not as robust. The breadth of our services allows us to provide even greater value through a more strategic, comprehensive and integrated approach to our clients. Larger firms also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. We possess certifications from both Joint Commission and the National Committee for Quality Assurance. We believe a solid financial structure also provides us with an advantage as the provision of payroll and housing services are working capital intensive. With respect to our recruitment and placement businesses, we generally have access to a larger pool of available candidates than our competitors, substantial word-of-mouth referral networks and recognizable brand names, enabling us to attract a consistent flow of new applicants.

All of our business segments operate in highly competitive and fragmented markets. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, more regional and local companies, particularly in the per diem business. We believe we are one of the largest providers of nurse and allied healthcare staffing in the United States. Similarly, we believe we are one of the largest providers of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors. The physician permanent placement services market is also highly fragmented and consists of many small- to mid-sized companies that do not have a national footprint. Our competitors vary by segment and include CHG Healthcare Services, Cross Country Healthcare, Maxim Healthcare, Jackson Healthcare, Parallon and MedAssets.

Demand and Supply Drivers

Demand Drivers

•
Adoption of Outsourced Workforce Solutions. Healthcare organizations are increasingly seeking sophisticated, innovative and economically beneficial workforce solutions that improve patient outcomes. In 2014, approximately one-third of our consolidated revenues were generated through managed services provider relationships. We believe the prevalence of workforce solutions, such as MSP and VMS, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors, where average MSP and VMS penetration rates are greater than 60% according to the Staffing Industry Analysts 2014 Contingent Buyer Survey. The changes in reimbursement methodologies coupled with clinical labor representing a significant portion of a healthcare facility’s cost structure appear to be accelerating the adoption of strategic outsourced workforce solutions.

•
Demographics and Advances in Medicine. We believe that the demand for both temporary and permanent healthcare professionals will increase as the United States population continues to age and medical technological advances result in longer life expectancy. According to the Bureau of Labor Statistics, the number of adults age 65 or older will grow an estimated 39% between 2010 and 2020. Adults age 65 or older are three times more likely to have a hospital stay, and visit physician offices twice as often, compared with the rest of the population.

•
Physician and Nursing Shortage. While there are differing reports of the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is expected to grow to approximately 91,500 and 130,600 physicians in 2020 and 2025, respectively. In nursing, geographic and specialty-based shortages are also expected through 2025. The demand for our services is correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing order levels typically increase as well. Factors that we believe are contributing to demand for our recruitment and placement services include:

—
Aging of Physician and Nurse Population. According to the Association of American Medical Colleges, (1) in 2013 approximately 43% of active (i.e., licensed and working at least 20 hours per week) physicians in the United States were 55 years or older, and (2) nearly one-third of all physicians are expected to retire within the next ten years. The U.S. Department of Health and Human Services reported that nurses over the age of 50 comprised 45% of the total nurse population in 2008, compared with 33% in 2000. The National Council of State Boards of Nursing and The Forum of State Nursing Workforce Centers conducted a 2013 survey, which found that 55% of the registered nurse workforce was age 50 years or older.

—
Shortage of Medical Schools. A shortage of qualified faculty and funding limits the availability of medical schools to prospective physicians. Some believe that the numbers of medical schools today may be insufficient to generate the number of physicians needed to address the current and projected shortage.

—
Healthcare Professionals Leaving Patient Care Environments for Different Career Opportunities. Career opportunities for healthcare professionals have expanded beyond the traditional bedside role. Pharmaceutical companies, insurance companies, HMOs and hospital management, service and supply companies offer healthcare professionals attractive positions which involve work that may be perceived as more rewarding, and with increased compensation, less demanding work schedules and more varied career progression and opportunity.

—
Physicians Leaving Private Practice Due to Burdens of Malpractice Insurance and Reimbursement. Physicians are concerned over reimbursement levels from insurance companies and government agencies and frustrated with claim billing requirements and paperwork. The cost of malpractice insurance is also considered a motivator for physicians to leave private practice.

•
Increased Access to Healthcare Services. According to the Urban Institute, the number of uninsured adults decreased by 10.6 million between September 2013 and September 2014 due to uninsured citizens beginning to gain access to health insurance upon implementation of the Patient Protection and Affordable Care Act of 2010 (“PPACA”).

Supply Drivers

•
Traditional Reasons for Healthcare Professionals to Work on a Temporary Assignment. Temporary assignments allow healthcare professionals to explore new areas of the United States, work at prestigious hospitals, learn new skills, manage work-life balance, earn supplemental income, build their resumes, try out different clinical settings, reduce administrative burdens, allow for a transitional period between permanent jobs and avoid unwanted workplace politics that may accompany a permanent position.

•
Word-of-Mouth Referrals. New applicants are often referred to us by other healthcare professionals who have taken temporary assignments with or been placed in a permanent position by us or other staffing companies. The growth in the number of healthcare professionals who have worked on temporary assignments or have been placed in permanent positions, as well as growth in the number of hospital and healthcare facilities that have utilized our suite of solutions and services, creates more opportunities for referrals.

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

•
Legislation Increasing Nurse Mobility. The Mutual Recognition Compact Legislation, promoted by the National Council of State Boards of Nursing, allows nurses to work more freely within states participating in the Compact Legislation without obtaining additional state licenses. As of December 31, 2014, twenty-four states had implemented the recognition legislation.

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

•
Deliver Differentiated Value and Innovation in Healthcare Workforce Solutions. We continually explore diversification into other healthcare workforce solutions, in addition to our current managed services programs, VMS, RPO, consulting, and staff scheduling services, so that we can better serve our clients’ workforce needs. We continue to look at expansion into other service offerings through both internal development and select acquisition opportunities. When considering any such expansion we analyze the following key criteria: (1) the needs of our clients; (2) alignment with our core expertise of recruitment, credentialing, and access to clinical labor; (3) strengthening and broadening of our client relationships; (4) reduction in exposure to economic cycles; (5) enhancement of our long-term sustainable, differentiated business model; and (6) return on invested capital.

•
Strengthen and Expand Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our relationships with our current hospital and healthcare facility clients, while also developing new relationships. Many hospitals and healthcare facilities seek to fulfill their human capital needs through a strong business partner who can provide comprehensive workforce solutions, including the development of innovative strategies that are economically beneficial such as managed services programs, VMS and RPO. Over the past few years, hospitals and healthcare facilities have shown a preference for workforce solutions that provide efficiency by working with fewer vendors. For example, approximately one-third of our consolidated revenues flow through MSP relationships compared to approximately 1% in 2008. We believe that our execution capabilities and value proposition centered on quality, service excellence and a suite of solutions that reduce staffing complexity, drive efficiency and improve patient satisfaction and outcomes position us well to serve our clients’ needs today and in the future.

•
Expand Our Network of Qualified Healthcare Professionals. Through our recruiting efforts, we continue to expand our network of qualified healthcare professionals and our breadth of specialties. We have made significant investments in innovative online recruitment, including social media and mobile technologies to increase the efficiency and effectiveness of our strategies to attract quality healthcare professionals. At the same time, we continue to build our supply of healthcare professionals through referrals from those who are currently working with, or have been placed by, us in the past.

•
Leverage Our Business Model and Technology Infrastructure. We seek to increase our operational effectiveness, efficiency, scalability and agility through expansion of the service lines that we provide to each of our large base of hospital and healthcare facility clients, leveraging technology and innovative marketing and recruitment programs. We are making significant investments in our front and back office network applications as well as our technology infrastructure to help ensure we are able to achieve scale efficiencies, provide superior customer service and meet the current and future demands of our clients and our healthcare professionals.

•
Connection through Innovative Technology. We continue to be an innovation leader in healthcare workforce solutions by providing online services and tools, including VMS and scheduling technology that utilizes predictive analysis, to our hospital and healthcare facility clients and our healthcare professionals. Through VMS, our hospital and healthcare facility clients streamline their communications and process flow to secure and manage staffing services, access credential verification and schedule their workforce. Using our software as a service, or “SaaS” based scheduling technology, our clients can optimize and plan their clinical workforce to cost-effectively handle patient demand. Another online resource, The Service Connection, provides our healthcare professionals the ability to track assignment information and complete key forms electronically.

•
Build the Strongest Team to Optimize Our Business Model. We continue to focus on training and professional development for all levels of management and staff and continue to hire skilled and experienced team members to deliver superior service to our hospital and healthcare facility clients and value to our shareholders. As an employer-of-choice, our differentiated employment value proposition is focused on fostering a values-driven culture, leader and co-worker quality, development and career opportunities, and a collegial work environment. During the first quarter of 2015 and for the third consecutive year, we were awarded a spot on Achievers’ 50 Most Engaged Workplaces™, which honors the top 50 employers in North America that are using leadership and innovation in engaging employees and making their workplaces more productive. We were also named one of the World’s Most Trustworthy Companies by Forbes magazine in 2014.

Business Overview

Services Provided

We conduct our business and provide our services through three reportable segments as set forth below.

Nurse and Allied Healthcare Staffing Segment

Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including (1) a comprehensive managed services workforce solution in which we can manage all of the contingent needs for a client; (2) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs; (3) a vendor management system delivered via a SaaS model; (4) traditional staffing service solutions of short- and long-term assignment lengths; and (5) clinical labor management services, including workforce consulting, data analytics, predictive modeling and SaaS-based scheduling technology through our newly acquired subsidiary, Avantas, LLC. We set forth our nurse and allied healthcare staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(r).”

Nurses. We provide a wide range of nurse specialties and disciplines, most of whom are registered nurses, for temporary assignments throughout the United States. Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. We also offer a shorter-term staffing solution of four to eight weeks under our NurseChoice® brand to address hospitals’ urgent need for registered nurses. NurseChoice® is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses. We also offer local staffing. Local staffing involves the placement of locally based healthcare professionals on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours notice of their local staffing assignments that require a turnaround from their staffing agencies of generally less than 24 hours. Nurses comprised approximately 85% of the total nurse and allied healthcare professionals working for us in 2014.

Allied Health Professionals. We provide allied health professionals under brands that include Med Travelers®, Club Staffing® and Rx Pro Health® to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians. Allied health professionals comprised approximately 15% of the total nurse and allied healthcare professionals working for us in 2014.

Locum Tenens Staffing Segment

Similar to our nurse and allied healthcare staffing segment, through our locum tenens staffing segment, we provide our clients with (1) managed services programs, (2) a VMS solution, and (3) traditional temporary staffing (“locum tenens”) services. We place as independent contractors physicians of all specialties, advanced practice clinicians and dentists on a locum tenens basis with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We recruit these professionals nationwide and typically place them on multi-week contracts with assignment lengths ranging from a few days up to one year. We set forth our locum tenens staffing segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(r).”

Physician Permanent Placement Services Segment

We provide physician permanent placement services under our Merritt Hawkins® and Kendall & Davis® brands to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery. We set forth our physician permanent placement services segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(r).”

National Presence and Diversified Hospital and Healthcare Facility Client Base

We offer healthcare professionals placement opportunities and provide staffing solutions to our clients throughout the United States. During each of the past three years (1) we generated all of our revenue (other than a de minimus amount) in the United States and (2) all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2014, the largest percentages of our revenue were concentrated in California, Texas and New York.

The majority of our temporary healthcare professional assignments are at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients include Kaiser Foundation Hospitals, New York Presbyterian Health System, MedStar Health, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center and Johns Hopkins Health System. Kaiser Foundation Hospitals (and its affiliates) to whom we provide clinical and non-clinical managed services comprised approximately 10% of our consolidated revenue and 15% of our nursing and allied healthcare staffing segment’s revenue for the year ended December 31, 2014. No other client healthcare system comprised more than 10% of our consolidated revenue and no single client facility comprised more than 3% of our consolidated revenue for the year ended December 31, 2014. Our success in winning MSP contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. The dynamics could lead to a greater client concentration than that which we have historically experienced.

Our Business Model

We have developed and continually refine our business model to achieve greater levels of productivity and service delivery efficiency. We seek to optimize the communication with, and service to, our healthcare professionals and entities in which these healthcare professionals are placed.

Marketing and Recruitment of New Healthcare Professionals

We believe that we attract healthcare professionals because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our large and diverse offering of work assignments that provide the opportunity to work at numerous attractive locations throughout the United States. We believe that our multi-brand recruiting strategy makes us more effective at reaching a larger number of healthcare professionals, while still leveraging operational efficiencies.

In our effort to attract and retain highly qualified healthcare professionals, we offer an attractive package of benefits, which may include competitive compensation, professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or we may provide company housing if they elect not to receive reimbursement.

Screening, Licensing and Quality Management

We design our internal processes to ensure that the healthcare professionals that we directly place with clients have the appropriate experience, credentials and skills. When placed on assignment, we continue to evaluate our healthcare professionals to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. To a certain extent, we utilize subcontractors for placement of temporary healthcare professionals in our managed services programs, and the subcontractor agencies are responsible for the screening, licensing and privileging of these temporary healthcare professionals.

Our experience has shown us that well-matched placements result in more satisfied healthcare professionals, healthcare facility clients and patients.

Placement

Through our nurse and allied healthcare staffing segment, we provide acute-care systems as well as other healthcare facilities with a range of clinical workforce management and staffing solutions. These offerings include a comprehensive managed services workforce solution in which we can manage all of the temporary staffing needs for a client, a recruitment process outsourcing service that leverages our expertise and support systems to replace or complement our client’s existing internal recruitment function for permanent staffing needs, VMS technology delivered through a SaaS model, and more traditional staffing service solutions of short- and long-term assignment lengths. Under our national sales approach, staffing orders are available to the recruiters at all of our recruitment brands.

Our locum tenens staffing and physician permanent placement services segments generate nationwide orders for both temporary physicians and permanent physician placement. Our recruiters utilize our extensive database and our proven processes to fill permanent physician orders and schedule temporary physician assignments.

Client Billing

We bill our clients for the temporary healthcare professionals on assignment based on hours and days worked. The clinician is our employee for payroll and benefits purposes and the locum tenens provider is an independent contractor, typically paid directly by us on behalf of our clients. We bill our clients at an hourly or daily rate that effectively includes reimbursement for recruitment fees, compensation and, for our employed temporary healthcare professionals, any benefits and any applicable employer taxes. Housing, travel expenses, and meals and incidentals, if applicable, are either included in the hourly/daily rate or billed separately.

 For our physician permanent placement services, we typically bill clients for a search initiation fee, hours worked and expenses on the search engagement and a non-refundable placement fee once the placement occurs.

Technology and Information Systems

Our technology infrastructure and systems are essential to the operation of our business and achievement of our strategic and financial goals. Over the past three years, we have invested in our digital presence on websites, social media and mobile applications focused on lead management and recruitment. In addition, we are in the third year of a multi-year investment in the modernization of our front office, back office and infrastructure domains primarily through the updating and expansion of our utilization of established commercially available platforms including PeopleSoft and Salesforce.com. We will continue to develop and maintain proprietary technology in areas in which we can differentiate our service offerings for our innovative workforce solutions such as VMS and workforce optimization platforms.
Risk Management

We have developed an integrated risk management program that focuses on loss analysis, education and assessment in an effort to reduce our operational costs and risk exposure. We regularly analyze our losses on professional liability claims and workers compensation claims to identify trends. This allows us to focus our resources on those areas that may have the greatest impact on us, price our services appropriately and adjust our sales and operational approach in these areas. We have also developed educational materials for distribution to our employed healthcare professionals to address specific work-injury risks and documentation of clinical events.

In addition to our proactive measures, we engage in a review process for incidents involving our healthcare professionals. Upon notification of a healthcare professional’s involvement in an incident that may result in liability for us, we review his or her actions and make a prompt determination regarding whether he or she will continue the assignment and whether we will place him or her on future assignments. We also rely on our hospital and healthcare facility clients’ assessments, national database information and the state professional associations’ investigations of incidents involving our healthcare professionals in determining continued and future assignments.

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

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel who provide healthcare services at hospitals and other healthcare facilities. We believe we are currently licensed in all states that require such licenses and take measures to ensure compliance with all material state licensure requirements. Our travel nurse and allied healthcare staffing divisions, as well as our largest locum tenens brand, Staff Care®, and 25 of our local staffing offices have all received Joint Commission certification. AMN Healthcare has also obtained its Credentials Verification Organization certification from the National Committee for Quality Assurance.

Most of the healthcare professionals that we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We believe we take appropriate and reasonable steps to validate that our healthcare professionals possess all necessary licenses and certifications.

Employees

As of December 31, 2014, we had approximately 1,800 corporate employees. During the fourth quarter of 2014, we had an average of 6,030 nurses, allied and other clinical healthcare professionals contracted to work for us. This does not include our locum tenens, all of whom are independent contractors and not employees.

Additional Information

We incorporated in the state of Delaware on November 10, 1997. We maintain a corporate website at www.amnhealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as proxy statements and other information free of charge through our website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.
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

Our business depends upon our ability to maintain existing and secure new contracts directly with our clients and through group purchasing organizations.

Outside of our managed services and VMS offerings, our hospital, healthcare facility and physician practice group clients are generally free to award contracts to and place orders and new searches with our competitors. Our clients may purchase these services directly or through group purchasing organizations with whom we must establish relationships in order to continue to provide our staffing services to our healthcare facility clients.

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

One of our clients within our nurse and allied healthcare staffing segment comprised approximately 10% of our consolidated revenue in 2014. If we were to lose that client and were unable to provide a significant amount of services to that client, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

If we are unable to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement and client needs, we may not remain competitive.

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

Our success depends upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs. The success of new service lines and business models will depend on many factors, including our ability to properly anticipate and satisfy client needs, quickly come into compliance with new federal or state regulations, and differentiate our services and abilities from those of our competitors. Moreover, our competition may respond more quickly to new or emerging client needs and marketplace conditions. The development of these service lines and business models requires close attention to emerging trends and proposed federal and state legislation related to the healthcare industry. If we are unable to anticipate changing marketplace conditions, adapt our current business model to adequately meet changing conditions in the healthcare industry and develop and successfully implement innovative services, we may not remain competitive.

The ability of our clients to retain and increase the productivity of their permanent staff or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, may affect the demand for our services, which could negatively affect our revenue, results of operation and cash flows.

If our clients retain and increase the productivity of their permanent clinical staff, their need for our recruitment and placement services for temporary positions may decline. Higher permanent staff retention rates and increased productivity of permanent staff members could result in increased efficiencies, thereby reducing the demand for both our recruitment and placement services for temporary positions, which could negatively affect our revenue, results of operation and cash flows. Additionally, many of our clients maintain internal recruitment functions of various degrees of sophistication for their staffing needs, including utilization of online recruitment technologies. If such clients are able to successfully increase the efficiency and effectiveness of their internal recruiting efforts, through more effective internet- or social media-based recruiting or otherwise, it could reduce the demand for our permanent and temporary staffing services, which could negatively affect our revenue, results of operation and cash flows.

Regulatory and Legal Risk Factors

We are subject to federal and state healthcare industry regulation including conduct of operations, and costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to conduct of operations, costs and payment for services and payment for referrals. We provide workforce solutions and services on a contract basis to our clients, who pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments, which would negatively affect the demand and the prices for our services. In addition, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with applicable laws and regulations, which may negatively affect our profitability.

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
The success of our business depends on our ability to quickly and efficiently assist in obtaining licenses and privileges for our healthcare professionals. The costs to provide these credentialing services impact the revenue and profitability of our business.

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

Legislation regarding the current delivery and third-party payor system for healthcare may have significant and unforeseeable effects on our business.

The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act. The PPACA and Reconciliation Act (collectively, the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health & Human Services, and the states. As the various provisions of the Act are implemented, the insurance market place and how employers provide insurance to employees is changing causing uncertainty for our clients and us. In addition, the shifting political landscape and commentary surrounding the Act provide increased uncertainty and the way in which the PPACA is ultimately implemented may have unforeseen effects on our clients and us.
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

We, along with our clients and healthcare professionals, are subject to investigations, claims and legal actions alleging malpractice or related legal theories. At times, plaintiffs name us in these lawsuits and actions regardless of our contractual obligations, the competency of the healthcare professionals, the standard of care provided by the healthcare professionals, the quality of service that we provided or our actions. In certain instances, we are contractually required to indemnify our clients against some or all of these potential legal actions. Additionally, we may be subject to various employment claims, including wage and hour claims, by our corporate employees and our employed healthcare professionals. We are also subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged.

The nature of our business requires us to place our personnel in the workplaces of other businesses. Many of these individuals have access to client proprietary information systems and confidential information. An inherent risk of such activity includes possible claims of intentional misconduct, release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property, cybersecurity breaches affecting our clients or us, criminal activity, torts or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations or charges, civil litigation, payment by us of monetary damages or fines, or other material adverse effects on our business.

We maintain various types of insurance coverage, including professional liability and employment practices, through commercial insurance carriers and a wholly-owned captive insurance company, and we self-insure for many of these types of claims through accruals for retention reserves. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance costs and reserve accruals and may not be able to pass on all or any portion of increased insurance costs to our clients, thereby reducing our profitability. Moreover, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

We are also subject to exam from various federal and state taxation authorities from time to time and an unforeseen negative outcome from such an exam could have a negative impact on our financial position, results of operations and cash flow.

Our inability to safely secure private information could subject us to substantial liabilities.

We collect, retain and have access to personal information, personal health information and other protected information. The collection, use and maintenance of personal and health information is subject to numerous federal and state laws and regulations. We use software systems, security controls and business controls to limit access to the information and the inadvertent release of the information. However, private information may be accessed or released intentionally or unintentionally, resulting in a breach of privacy. A breach in privacy may require notifications and system changes and also subject us to certain fines, sanctions and legal actions, any or all of which may be costly. In addition, such a breach may cause reputational damage that could significantly impair our relationship with our clients and healthcare professionals.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to implement new infrastructure and technology systems may adversely affect our operating results and ability to manage our business effectively.

We have technology, operations and human capital infrastructures to support our existing business. We must continue to invest in these infrastructures including implementing new operating and front and back office technology systems to support our growth and improve our efficiency, and we have embarked on a multi-year plan to upgrade and convert our infrastructure, back office and front office network platforms. Implementing new systems is costly and involves risks inherent in the conversion to a new technology platform, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively.

Technology disruptions and obsolescence may negatively affect our business operations.

Our ability to deliver services to our clients and to manage our internal systems depends largely upon our access to and the performance of our management information and communications systems, including our VMS and other client/healthcare professional-facing self-service websites. These technology systems also maintain accounting and financial information upon which we depend to fulfill our financial reporting obligations. Although we have risk mitigation measures, these systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters, or service interruptions. There also is a potential for intentional and deliberate attacks to our systems, which may lead to service interruptions, data corruption or data theft. Additionally, these systems are subject to other non-environmental risks, including technological obsolescence and lack of strategic alignment with our evolving business. We have embarked on a multi-year plan to update and align our technology with our current and future business needs. If our current or planned systems do not adequately support our operations, are damaged or disrupted or if we are unable to replace, repair, maintain or expand them, it may adversely affect our business operations and our profitability.

If we do not continue to recruit and retain sufficient quality healthcare professionals at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.

We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business, but particularly in the physician permanent placement business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our clients.

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

Our success depends on the quality of our healthcare professionals. A quality or licensure issue could adversely affect our business, client demand for our services, and potential for growth. Our ability to ensure the quality of our healthcare professionals relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent operational employees that screen and match healthcare professionals in suitable placements. An inability to properly screen, match, and monitor healthcare professionals for acceptable credentials, experience, and performance may cause clients to lose confidence in our services, which may damage our reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources.

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

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2016, which is renewable on an annual basis. Other senior members of the team are employees at will with standard severance agreements. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
Our inability to maintain our positive brand awareness and identity may adversely affect our results of operations.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends substantially on our ability to maintain positive brand awareness identities for existing services and effectively building up brand awareness and image for new services. We cannot assure that additional expenditures and our continuing commitment to marketing and improving our brands will have the desired effect on our brands’ value, which may adversely affect our results of operations. In addition, our brands may suffer reputational damage that could negatively affect our short- and long-term financial results.

Our inability to effectively incorporate acquisitions into our business operations may adversely affect our results of operations.

We invest time and resources in carefully assessing opportunities for acquisitions, and made acquisitions in 2013, 2014 and early 2015 to broaden the scope and depth of our workforce solutions and bolster our staffing services. Despite diligence and integration planning, acquisitions still present certain risks, including the time and economic costs of integrating an acquisition’s technology, control and financial systems, unforeseen liabilities, and the difficulties in bringing together different work cultures and personnel. Difficulties in integrating our acquisitions may adversely affect our results of operations.

We maintain a substantial amount of goodwill and indefinite-lived intangibles on our balance sheet that may decrease our earnings or increase our losses if we recognize an impairment to goodwill or indefinite-lived intangibles.

We maintain goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and indefinite-lived intangibles we acquired. We evaluate goodwill and indefinite-lived intangibles for impairment annually, or when evidence of potential impairment exists. If we identify an impairment, we record a charge to earnings. An impairment charge to goodwill or indefinite-lived intangibles would decrease our earnings or increase our losses, as the case may be, which may adversely affect the price of our common stock.

Risk Factors Related to Our Indebtedness and Other Liabilities

We have substantial tax and insurance-related accruals on our balance sheet, and any significant adverse adjustments in these accruals may decrease our earnings or increase our losses and negatively impact our cash flow.

We maintain accruals related to our captive insurance company for professional liability and employment practices, and self-insured retention accruals for our health insurance, workers compensation and employment practices related matters on our balance sheet. A significant increase to these accruals may decrease our earnings. We determine the adequacy of our accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third-party administrators, actuarial firms and tax advisors as well as industry experience and trends. If such information collectively indicates that our accruals are overstated or understated, we reduce or provide for additional accruals, as appropriate.

In addition, we maintain an unrecognized tax benefits accrual related to certain income tax positions that we have taken. As of December 31, 2014, the unrecognized tax benefits including interest and penalties was $28.7 million. Adjustments in the amount or nature of accruals for tax matters may negatively impact our financial results and our cash flow, if there are payments to governmental agencies associated with these tax positions.

Our level of indebtedness could adversely affect our future financial condition.

We are party to a credit agreement, which contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock. As of December 31, 2014, our total debt outstanding equaled $162.4 million.

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

None.

Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2014 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (corporate headquarters and all segments)	175,672
Irving, Texas (all segments)	93,400

Item 3.	Legal Proceedings

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

Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification claims under our contracts with such clients relating to these matters.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AHS.” The last reported sale of our common stock on February 20, 2015 on the New York Stock Exchange was $22.51 per share. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2013
First Quarter	$15.94	$10.34
Second Quarter	$15.91	$12.29
Third Quarter	$16.20	$13.50
Fourth Quarter	$14.88	$11.30
Year Ended December 31, 2014
First Quarter	$15.45	$13.30
Second Quarter	$14.36	$10.35
Third Quarter	$16.31	$11.96
Fourth Quarter	$20.33	$15.04

During the quarter ended December 31, 2014, neither we nor any “affiliated purchaser” on our behalf repurchased any shares of our common stock. During the fiscal year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act.

As of February 20, 2015, there were 25 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

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

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the table set forth in Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
 The graph below compares the total stockholder return on our common stock with the total stockholder return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2009 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
AMN Healthcare Services, Inc.	100.00	67.77	48.90	127.48	162.25	216.34
NYSE Composite	100.00	113.39	109.04	126.47	159.71	170.49
BTEA	100.00	120.44	79.24	89.57	150.44	158.06

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data at December 31, 2014 and 2013 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data at December 31, 2012, 2011 and 2010 from audited financial statements of ours that do not appear herein.

We completed our acquisition of NF Investors, Inc., a Delaware corporation (“NFI”), on September 1, 2010. Accordingly, the consolidated statement of operations for the year ended December 31, 2010 includes the result of operations of NFI since the date of acquisition. Our acquisition of NFI in September 2010 affects the comparability of the selected financial data of the pre-acquisition time period and post-acquisition time period.

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

We completed our acquisition of ShiftWise on November 20, 2013. Accordingly, the consolidated statement of operations for the year ended December 31, 2013 includes the result of operations of ShiftWise since the date of acquisition. Our acquisition of ShiftWise in November 2013 affects the comparability of the selected financial data of the pre-acquisition time period and post-acquisition time period.

We completed our acquisition of Avantas on December 22, 2014. Accordingly, the consolidated statement of operations for the year ended December 31, 2014 includes the result of operations of Avantas since the date of acquisition.

We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2014	2013	2012	2011	2010
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,036,027	$1,011,816	$953,951	$887,466	$669,912
Cost of revenue	719,910	714,536	683,554	638,147	485,550
Gross profit	316,117	297,280	270,397	249,319	184,362
Operating expenses:
Selling, general and administrative	232,221	218,233	202,904	195,348	162,543
Depreciation and amortization	15,993	13,545	14,151	16,324	14,764
Impairment charges	—	—	—	—	50,832
Total operating expenses	248,214	231,778	217,055	211,672	228,139
Income (loss) from operations	67,903	65,502	53,342	37,647	(43,777)
Interest expense, net, and other	9,237	9,665	26,019	23,727	19,762
Income (loss) from continuing operations before income taxes	58,666	55,837	27,323	13,920	(63,539)
Income tax expense (benefit)	25,449	22,904	11,010	8,904	(10,787)
Income (loss) from continuing operations	33,217	32,933	16,313	5,016	(52,752)
Income (loss) from discontinued operations, net of tax	—	—	823	(31,281)	761
Net income (loss)	$33,217	$32,933	$17,136	$(26,265)	$(51,991)
Basic income (loss) per common share from:
Continuing operations	$0.71	$0.72	$0.36	$0.12	$(1.51)
Discontinued operations	—	—	0.02	(0.78)	0.02
Net income (loss)	$0.71	$0.72	$0.38	$(0.66)	$(1.49)
Diluted income (loss) per common share from:
Continuing operations	$0.69	$0.69	$0.35	$0.11	$(1.51)
Discontinued operations	—	—	0.02	(0.68)	0.02
Net income (loss)	$0.69	$0.69	$0.37	$(0.57)	$(1.49)
Weighted average common shares outstanding:
Basic	46,504	45,963	41,632	39,913	34,840
Diluted	48,086	47,787	46,709	45,951	34,840

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,073	$15,580	$5,681	$3,962	$1,883
Total assets	681,916	604,288	517,386	535,631	562,110
Total notes payable, including current portion and discount	144,375	148,672	158,178	202,323	214,686
Total stockholders’ equity	256,581	217,742	182,111	135,659	153,455

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” under Item 1, “Business.” We intend this MD&A section to provide you with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following sections comprise this MD&A:

•	Overview

•	Management Initiatives

•	Recent Trends

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet and Other Financing Arrangements

•	Contractual Obligations

•	Potential Fluctuations in Quarterly Results and Seasonality

•	Inflation

•	Recent Accounting Pronouncements
Overview

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the year ended December 31, 2014, we recorded revenue of $1,036.0 million, as compared to revenue of $1,011.8 million for 2013. We recorded net income of $33.2 million for 2014, as compared to $32.9 million for 2013.

Nurse and allied healthcare staffing segment revenue comprised 67% and 68% of total consolidated revenue for the years ended December 31, 2014 and 2013, respectively. Through our nurse and allied healthcare staffing segment, we provide hospital and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a software as a service, or “SaaS,” VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs; and (5) clinical labor consulting management services.

Locum tenens staffing segment revenue comprised 29% and 28% of total consolidated revenue for the years ended December 31, 2014 and 2013, respectively. Through our locum tenens staffing segment, we provide (1) a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) a SaaS VMS through which our clients can manage all of their locum tenens needs; and (3) placement of physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for each of the years ended December 31, 2014 and 2013. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

 Management Initiatives

Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as managed services programs, VMS, RPO and clinical labor management consulting. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through enhanced productivity, labor optimization and candidate quality enhancement. We continually seek strategic opportunities to expand into complementary service offerings that leverage our core capabilities of recruiting and credentialing healthcare professionals, while providing a more recurring stream of revenue that reduces our exposure to economic cycle risk. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to capitalize on the demand growth we are experiencing and expect to continue in the future due to the impact of healthcare reform, the aging population and shortages within certain regions and disciplines.
Recent Trends

The healthcare staffing environment improved throughout the second half of 2014 and into the first quarter of 2015. Demand in our travel nurse and allied healthcare staffing businesses is significantly above prior-year levels. This demand growth has translated into increased booking levels for future assignments as well as healthcare professionals currently on assignment. Our locum tenens business has also experienced increased demand over the same period with significant increases in the majority of specialties.

We continue to see clients migrate to managed services program relationships, and during the year ended December 31, 2014, revenue from these contracts represented approximately 45% of our nurse and allied healthcare staffing segment revenue. With the inclusion of ShiftWise and the newly acquired Avantas and Medefis entities and continued penetration of managed services programs, we expect that revenue attributable to our suite of workforce solutions offerings will continue to grow. Through our managed services program relationships, we have an improved ability to fill more of the demand and create operational efficiencies. Although our gross margins have improved compared to 2013, we are experiencing an increase in housing-related costs as a constrained rental market continues to drive rental rates higher. We have partially mitigated this impact by contracting with new lower cost rental properties and through bill rate increases. In addition, with the significant demand increases, we have recently experienced some compression in our pay to bill spread as we have increased pay rates to attract more nursing professionals into our industry. This competitive market for supply has allowed us to negotiate increased bill rates with our clients to mitigate the gross margin impact.

In our locum tenens staffing segment, our managed services program offering is growing as we add new clients and increase penetration with existing clients. Revenue from MSP contracts increased from 5% in 2013 to 12% in 2014.

Throughout 2014 and into 2015, we have experienced strong demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing searches, which has translated into improved profitability.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Note (1) to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base them on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill and Indefinite-lived Intangible Assets

Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish their recorded values. In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analysis to assess the recoverability of the goodwill and indefinite-lived intangible assets. We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We perform our annual impairment test on October 31 of each year.
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

Professional Liability Reserve

We maintain an accrual for professional liability that we include in accounts payable and accrued expenses and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of this accrual by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third-party administrators, and our independent actuarial studies. We obtain actuarial studies on a semi-annual basis that use our historical claims data and industry data to assist us in determining the adequacy of our reserves each year. For periods between the actuarial studies, we record our accruals based on loss rates provided in the most recent actuarial study and management's review of loss history. In November 2012, we established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within our nurse and allied healthcare staffing segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. We maintain excess insurance coverage through a commercial carrier for losses above the per occurrence retention.

Workers Compensation Reserve

We maintain an accrual for workers compensation, which we include in accrued compensation and benefits and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third-party administrators, and our independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and historical c laims data, as well as industry data, to determine the appropriate reserves for each policy year. For periods between the actuarial studies, we record our accruals based on loss rates provided in the most recent actuarial study.

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

Contingent Liabilities

From time to time, we are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2014. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Income Taxes

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

	Years Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.5	70.6	71.7
Gross profit	30.5	29.4	28.3
Selling, general and administrative	22.4	21.6	21.3
Depreciation and amortization	1.5	1.3	1.5
Income from operations	6.6	6.5	5.5
Interest expense, net, and other	0.9	1.0	2.7
Income from continuing operations before income taxes	5.7	5.5	2.8
Income tax expense	2.5	2.3	1.2
Income from continuing operations	3.2	3.2	1.6
Income from discontinued operations, net of tax	—	—	0.1
Net income	3.2%	3.2%	1.7%

Comparison of Results for the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenue.    Revenue increased 2% to $1,036.0 million for 2014 from $1,011.8 million for 2013, as a result of higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 2% to $695.2 million for 2014 from $682.0 million for 2013. The increase was primarily due to the addition of ShiftWise revenue and an increase in bill rates during the year ended December 31, 2014. The increase was partially offset by a 3% decrease in the average number of healthcare professionals on assignment, which partially resulted from decreased volume of electronic medical record staffing engagements during the year ended December 31, 2014.

Locum tenens staffing segment revenue increased 3% to $296.2 million for 2014 from $287.5 million for 2013. The increase was primarily attributable to a 6% increase in revenue per day filled, partially offset by a 2% decrease in the number of days filled during the year ended December 31, 2014.
Physician permanent placement services segment revenue increased 5% to $44.7 million for 2014 from $42.4 million for 2013. The increase was primarily due to the increase in billable active searches and placements during the year ended December 31, 2014.

Gross Profit.    Gross profit increased 6% to $316.1 million for 2014 from $297.3 million for 2013, representing gross margins of 30.5% and 29.4%, respectively. The increase in consolidated gross margin was primarily due to an increase in gross margin in all three of our reportable segments. The nurse and allied healthcare staffing segment increase was primarily due to higher bill to pay spreads during the year ended December 31, 2014 and the addition of the higher margin ShiftWise business, which we acquired in November 2013. The locum tenens staffing segment increase was primarily due to higher bill to pay spreads during the year ended December 31, 2014. The physician permanent placement services segment increase was primarily due to a decrease in recruiter compensation as a percentage of revenue during the year ended December 31, 2014. Gross margin rate by reportable segment for 2014 and 2013 was 28.8% and 27.4%, respectively, for nurse and allied healthcare staffing, 29.3% and 29.1%, respectively, for locum tenens staffing, and 64.4% and 62.7%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $232.2 million, representing 22.4% of revenue, for 2014, as compared to $218.2 million, representing 21.6% of revenue, for 2013. The increase in SG&A expenses was due primarily to the addition of a full year of our ShiftWise business in 2014, a $3.0 million gain on the holdback settlement in connection with the NFI acquisition, which was recorded in unallocated corporate overhead during the year ended December 31, 2013, and higher expenses during 2014 associated with our information technology initiatives to support our current demand and future growth initiatives. For more information on the holdback settlement, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Treasury Stock.” The increase was partially offset by $2.7 million and $2.1 million favorable actuarial-based decreases in our professional liability reserves in our locum tenens staffing segment and nurse and allied healthcare staffing segment, respectively, during the year ended December 31, 2014, as compared to a $0.8 million unfavorable actuarial-based increase in our professional liability reserves (which was comprised of a $2.2 million unfavorable actuarial-based increase in our locum tenens staffing segment, partially offset by a $1.4 million favorable actuarial-based decrease in our nurse and allied healthcare staffing segment) during the year ended December 31, 2013. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2014	2013
Nurse and allied healthcare staffing	$113,233	$104,642
Locum tenens staffing	55,876	58,909
Physician permanent placement services	18,959	17,630
Unallocated corporate overhead	36,996	30,927
Share-based compensation	7,157	6,125
	$232,221	$218,233
Depreciation and Amortization Expenses.    Amortization expense increased 17% to $7.6 million for 2014 from $6.5 million for 2013, attributable to additional amortization expense related to the intangibles assets resulting from the ShiftWise acquisition in November 2013. Depreciation expense increased 20% to $8.4 million for 2014 from $7.0 million for 2013, primarily attributable to fixed assets acquired as part of the ShiftWise acquisition and an increase in purchased and developed hardware and software.

Interest Expense, Net, and Other.    Interest expense, net, and other, was $9.2 million for 2014 as compared to $9.7 million for 2013. Interest expense for the year ended December 31, 2014 included a $3.1 million write-off of unamortized deferred financing fees and original issue discount in connection with the refinancing of our credit facilities. Excluding the impact of refinancing, the lower interest expense for the year ended December 31, 2014 as compared to 2013 was due to lower average debt outstanding balances and lower interest rates.

Income Tax Expense.    We recorded an income tax expense of $25.4 million for 2014 from continuing operations as compared to $22.9 million for 2013, reflecting effective income tax rates of 43.4% and 41.0% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to an increase in non-deductible expenses in 2014. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

Comparison of Results for the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenue.    Revenue increased 6% to $1,011.8 million for 2013 from $954.0 million for 2012, as a result of higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 4% to $682.0 million for 2013 from $653.8 million for 2012. The increase was primarily attributable to a 2% increase in the average number of healthcare professionals on assignment, which was driven by increased travel nurse volume and increased volume of electronic medical record staffing engagements during 2013, with the remainder of the increase due primarily to a combination of an increase in bill rates, and mix shift to higher bill rate specialties during the year ended December 31, 2013.

Locum tenens staffing segment revenue increased 10% to $287.5 million for 2013 from $261.4 million for 2012. The increase was primarily attributable to an 8% increase in the number of days filled and a 2% increase in the revenue per day filled resulting from bill rate increases across most specialties during the year ended December 31, 2013.
Physician permanent placement services segment revenue increased 9% to $42.4 million for 2013 from $38.7 million for 2012. The increase was primarily due to the increase in billable active searches and placements during the year ended December 31, 2013.

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

Selling, General and Administrative Expenses.    SG&A expenses were $218.2 million, representing 21.6% of revenue, for 2013, as compared to $202.9 million, representing 21.3% of revenue, for 2012. The increase in SG&A expenses was due primarily to increased employee headcount, sales commissions and other costs related to supporting growth in the business during 2013 and a $2.0 million refund received from the EDD in 2012 in connection with the settlement of a prior period assessment. The increase was partially offset by a $3.0 million gain on the holdback settlement in connection with the NFI acquisition during the year ended December 31, 2013. For more information on the holdback settlement, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Treasury Stock.” SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

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

Interest Expense, Net, and Other.    Interest expense, net, and other, was $9.7 million for 2013 as compared to $26.0 million for 2012. The decrease was primarily attributable to a $9.8 million loss on debt extinguishment recorded during the year ended December 31, 2012 and a lower average debt outstanding balance and lower interest rate for the year ended December 31, 2013.

Income Tax Expense.    We recorded an income tax expense of $22.9 million for 2013 from continuing operations as compared to $11.0 million for 2012, reflecting effective income tax rates of 41.0% and 40.3% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

Income From Discontinued Operations.    We recorded no income from discontinued operations for the year ended December 31, 2013. For the year ended December 31, 2012, income from discontinued operations of $0.8 million was comprised of a $1.2 million gain on sale, net of tax, and a $0.4 million loss from discontinued operations, net of tax. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Discontinued Operations.”

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$27,678	$60,169	$58,380
Net cash provided by (used in) investing activities	(28,228)	(49,198)	1,578
Net cash used in financing activities	(2,099)	(1,017)	(58,169)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At December 31, 2014, $162.4 million was outstanding under the New Credit Facilities (as defined below) with $197.6 million of available credit under our $225 million secured revolving credit facility (the “Revolver”).

We believe that cash generated from operations and available borrowings under our Revolver will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operations for 2014 was $27.7 million, compared to $60.2 million for 2013 and $58.4 million for 2012. The decrease in net cash provided by operating activities for 2014 from 2013 was primarily attributable to an increase in accounts receivable and accounts receivable for subcontractors due to an increase in both revenues and our Days Sales Outstanding (“DSO”). Our DSO was 61 days and 55 days at December 31, 2014 and 2013, respectively. The increase in DSO is attributable to several factors including slower than normal payment by a few larger customers, extended billing processes for clients utilizing third-party VMS technologies, and unique billing requirements for several staffing projects, which delay payments. However, we have not noted any deterioration of the credit quality of our overall client base. The decrease in cash provided by operations was also due to an increase in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs.

Investing Activities

Net cash used in investing activities for 2014 and 2013 were $28.2 million and $49.2 million, respectively, as compared to $1.6 million net cash provided by investing activities for 2012. Capital expenditures were $19.1 million, $9.0 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in capital expenditures during 2014 was to support the growth in the business and for investments made in conjunction with management initiatives to update our front and back office information technology platforms. We intend to continue our investment in these information technology initiatives, including investments of $10.0 to $15.0 million in each of the next two years, to standardize our staffing operations on PeopleSoft and Salesforce. We believe these investments will further differentiate our ability to deliver innovative workforce solutions in addition to delivering improved operating efficiency. The increase in capital expenditures was partially offset by the decrease in restricted cash, cash equivalents and investments balance resulting from the reduction of standby letters of credit.
We paid cash of $14.5 million and $39.5 million in conjunction with our acquisitions of Avantas and Shiftwise in 2014 and 2013, respectively, as compared to $0 paid for acquisitions in 2012.

Financing Activities

 Net cash used in financing activities during the year ended December 31, 2014 was $2.1 million, primarily attributable to paying down our Term Loan (as defined below) offset by borrowings under the Revolver. Net cash used in financing activities during the year ended December 31, 2013 was $1.0 million. Net cash used in financing activities during the year ended December 31, 2012 was $58.2 million, primarily due to paying off debt.

Credit Agreement

On April 18, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “New Credit Facilities”) to replace our prior credit facilities, including (A) the $225 million Revolver that includes a $40 million sublimit for the issuance of letters of credit and a $20 million sublimit for swingline loans and (B) a $150 million secured term loan credit facility (the “Term Loan”). For more detail regarding the terms of the Credit Agreement, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Related Credit Agreement.”
Borrowings Under Credit Facilities

As of December 31, 2014 and 2013, the total of our Term Loan outstanding (including both the current and long-term portions), net of discount, was $144.4 million and $148.7 million, respectively. There was $18.0 million and $10.0 million outstanding under the Revolver at December 31, 2014 and 2013, respectively.

Letters of Credit

At December 31, 2014, we maintained outstanding standby letters of credit totaling $15.0 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $15.0 million outstanding letters of credit, we have collateralized $5.6 million in cash, cash equivalents and investments and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2013 totaled $27.7 million.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2014 and 2013, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Notes payable (1)	$10,189	$10,047	$9,904	$9,762	$115,087	$—	$154,989
Operating lease obligations (2)	13,215	13,786	12,271	11,662	11,783	92,949	155,666
Cash holdback (3)	—	825	—	—	—	—	825
Total contractual obligations	$23,404	$24,658	$22,175	$21,424	$126,870	$92,949	$311,480

(1)	Amounts represent contractual amounts due under the Term Loan, including interest calculated on rate in effect at December 31, 2014.

(2)
Amounts represent minimum contractual amounts, with initial or remaining lease terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts. The amounts also include rent payments relating to the new lease agreement entered in January 2015 as described immediately below.

(3)	Amounts represent the long-term portion of the cash holdback payable in cash in connection with the Avantas acquisition, subject to our claims against the holdback under the acquisition agreement.

On January 26, 2015, we entered into a ten-year operating lease agreement for office space in Dallas, Texas that will replace our current operating lease agreement for our Irving, Texas offices, which expires in August 2015. Base rent payments under the new lease agreement will begin in September 2015 and the total estimated base rent payments will be approximately $24.0 million over the life of the lease and have been included in the table immediately above.

In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $28.7 million at December 31, 2014. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

Potential Fluctuations in Quarterly Results and Seasonality

Due to the regional and seasonal fluctuations in the hospital patient census and staffing needs of our hospital and healthcare facility and other clients and due to the seasonal preferences for destinations of our healthcare professionals, revenue, earnings and the number of healthcare professionals on assignment are subject to moderate seasonal fluctuations.

Inflation

Although inflation has remained relatively stable during the last several years, the rate of inflation in healthcare-related services continues to exceed the rate experienced by the economy as a whole. Our contracts typically provide for an annual increase in the fees paid to us by our clients based on increases in various inflation indices, which provides us the opportunity to pass on inflation costs to our clients.

Recent Accounting Pronouncements
 In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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

 During 2014, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2014.

 We conduct a de minimus amount of international operations. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMN Healthcare Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 24, 2015

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,073	$15,580
Accounts receivable, net of allowances of $4,515 and $5,118 at December 31, 2014 and 2013, respectively	186,274	147,477
Accounts receivable, subcontractor	28,443	18,271
Deferred income taxes, net	27,330	24,938
Prepaid and other current assets	27,550	26,631
Total current assets	282,670	232,897
Restricted cash, cash equivalents and investments	19,567	23,115
Fixed assets, net of accumulated depreciation of $68,814 and $63,031 at December 31, 2014 and 2013, respectively	32,880	21,158
Other assets	39,895	32,279
Goodwill	154,387	144,642
Intangible assets, net of accumulated amortization of $41,963 and $42,439 at December 31, 2014 and 2013, respectively	152,517	150,197
Total assets	$681,916	$604,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$78,993	$71,314
Accrued compensation and benefits	67,995	55,949
Revolving credit facility	18,000	10,000
Current portion of notes payable	7,500	—
Deferred revenue	3,177	1,373
Other current liabilities	2,630	4,454
Total current liabilities	178,295	143,090
Notes payable, net of discount	136,875	148,672
Deferred income taxes, net	32,491	17,764
Other long-term liabilities	77,674	77,020
Total liabilities	425,335	386,546
Commitments and contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 46,639 and 46,011 shares issued and outstanding at December 31, 2014 and 2013, respectively	466	460
Additional paid-in capital	434,529	429,055
Accumulated deficit	(178,058)	(211,275)
Accumulated other comprehensive loss	(356)	(498)
Total stockholders’ equity	256,581	217,742
Total liabilities and stockholders’ equity	$681,916	$604,288

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$1,036,027	$1,011,816	$953,951
Cost of revenue	719,910	714,536	683,554
Gross profit	316,117	297,280	270,397
Operating expenses:
Selling, general and administrative	232,221	218,233	202,904
Depreciation and amortization	15,993	13,545	14,151
Total operating expenses	248,214	231,778	217,055
Income from operations	67,903	65,502	53,342
Interest expense, net (including loss on debt extinguishment of $3,113, $434, and $9,815 for the years ended December 31, 2014, 2013, and 2012, respectively), and other	9,237	9,665	26,019
Income from continuing operations before income taxes	58,666	55,837	27,323
Income tax expense	25,449	22,904	11,010
Income from continuing operations	33,217	32,933	16,313
Income from discontinued operations, net of tax	—	—	823
Net income	$33,217	$32,933	$17,136

Other comprehensive income (loss) - foreign currency translation	142	(55)	(70)
Comprehensive income	$33,359	$32,878	$17,066

Basic income per common share from:
Continuing operations	$0.71	$0.72	$0.36
Discontinued operations	—	—	0.02
Net income	$0.71	$0.72	$0.38
Diluted income per common share from:
Continuing operations	$0.69	$0.69	$0.35
Discontinued operations	—	—	0.02
Net income	$0.69	$0.69	$0.37
Weighted average common shares outstanding:
Basic	46,504	45,963	41,632
Diluted	48,086	47,787	46,709

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	40,454	$405	$394,958	—	$—	$(259,331)	$(373)	$135,659
Equity awards vested and issued and exercised, net of shares withheld for payroll taxes	486	5	(550)	—	—	—	—	(545)
Preferred Stock converted to common stock	4,751	47	23,992	—	—	—	—	24,039
Preferred Stock retirement	—	—	37	—	—	—	—	37
Income tax shortfall from equity awards vested and exercised	—	—	(369)	—	—	—	—	(369)
Share-based compensation	—	—	6,224	—	—	—	—	6,224
Comprehensive income (loss)	—	—		—	—	17,136	(70)	17,066
Balance, December 31, 2012	45,691	$457	$424,292	—	$—	$(242,195)	$(443)	$182,111
Settlement of acquisition share holdback	—	—	—	—	(3,046)	—	—	(3,046)
Treasury stock retirement	(204)	(2)	(1,031)	—	3,046	(2,013)	—	—
Equity awards vested and issued and exercised, net of shares withheld for payroll taxes	524	5	(1,498)	—	—	—	—	(1,493)
Income tax benefit from equity awards vested and exercised	—	—	1,167	—	—	—	—	1,167
Share-based compensation	—	—	6,125	—	—	—	—	6,125
Comprehensive income (loss)	—	—	—	—	—	32,933	(55)	32,878
Balance, December 31, 2013	46,011	$460	$429,055	—	$—	$(211,275)	$(498)	$217,742
Equity awards vested and issued and exercised, net of shares withheld for payroll taxes	628	6	(2,661)	—	—	—	—	(2,655)
Income tax benefit from equity awards vested and exercised	—	—	978	—	—	—	—	978
Share-based compensation	—	—	7,157	—	—	—	—	7,157
Comprehensive income	—	—	—	—	—	33,217	142	33,359
Balance, December 31, 2014	46,639	$466	$434,529	—	$—	$(178,058)	$(356)	$256,581

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$33,217	$32,933	$17,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,993	13,545	14,151
Non-cash interest expense and other	1,392	1,336	2,921
Increase in allowances for doubtful accounts and sales credits	4,393	4,628	6,786
Provision for deferred income taxes	11,779	3,031	6,951
Share-based compensation	7,157	6,125	6,224
Excess tax benefit from share-based compensation	(1,819)	(1,521)	(44)
Holdback settlement in equity from prior acquisition	—	(3,046)	—
Gain on sale of discontinued operations	—	—	(1,187)
Loss on disposal or sale of fixed assets	60	14	32
Loss on debt extinguishment	3,113	434	9,815
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts receivable	(41,958)	(8,644)	(2,642)
Accounts receivable, subcontractor	(10,172)	196	4,030
Income taxes receivable	768	(1,572)	3,035
Prepaid expenses and other current assets	(13)	3,226	(8,684)
Other assets	(268)	(11,865)	(1,537)
Accounts payable and accrued expenses	6,125	6,244	(680)
Accrued compensation and benefits	11,515	6,367	5,794
Other liabilities	(4,488)	13,129	(3,029)
Deferred Revenue	(114)	(90)	(692)
Restricted cash, cash equivalents and investments balance	(9,002)	(4,301)	—
Net cash provided by operating activities	27,678	60,169	58,380
Cash flows from investing activities:
Purchase and development of fixed assets	(19,134)	(9,047)	(5,472)
Change in restricted cash, cash equivalents and investments balance	12,550	47	(617)
Equity method investment	(5,000)	—	—
Payments to fund deferred compensation plan	(2,174)	(1,298)	(1,383)
Cash paid for acquisitions, net of cash received	(14,470)	(39,500)	—
Proceeds from sales of assets held for sale	—	600	9,050
Net cash provided by (used in) investing activities	(28,228)	(49,198)	1,578
Cash flows from financing activities:
Capital lease repayments	(529)	(681)	(650)
Payments on term loan	(155,245)	(10,000)	(246,880)
Proceeds from term loan	150,000	—	198,000
Payments on revolving credit facility	(39,500)	(16,000)	(3,000)
Proceeds from revolving credit facility	47,500	26,000	—
Prepayment penalty associated with the prior credit facilities	—	—	(1,200)
Payment of financing costs	(3,488)	(364)	(3,938)
Proceeds from exercise of equity awards	1,792	1,177	530
Cash paid for shares withheld for taxes	(4,448)	(2,670)	(1,075)
Excess tax benefit from share-based compensation	1,819	1,521	44
Net cash used in financing activities	(2,099)	(1,017)	(58,169)
Effect of exchange rate changes on cash	142	(55)	(70)
Net change in cash and cash equivalents	(2,507)	9,899	1,719

Cash and cash equivalents at beginning of year	15,580	5,681	3,962
Cash and cash equivalents at end of year	$13,073	$15,580	$5,681
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $123, $63 and $27 capitalized in 2014, 2013 and 2012, respectively)	$4,599	$7,405	$13,698
Cash paid for income taxes	$17,880	$18,865	$1,860
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$1,631	$9,899	$—
Goodwill	9,750	21,318	—
Intangible assets	9,960	19,790	—
Liabilities and deferred revenue assumed	(3,821)	(11,507)	—
Holdback provision	(1,650)	—	—
Earn-out liabilities	(1,400)	—	—
Net cash paid for acquisitions	$14,470	$39,500	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$4,618	$3,727	$282
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable, contingencies and litigation, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments.

(e) Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily represent the cash and U.S. Treasury securities on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit and captive insurance subsidiary claim payments. The original maturity terms for the U.S. Treasury securities were between 3-months and 12-months. See Note (4), “Fair Value Measurement” and Note (8), “Notes Payable and Credit Agreement” for additional information.
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

The Company capitalizes costs it incurs to develop internal-use software during the application development stage. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. The Company also capitalizes costs of significant upgrades and enhancements that result in additional functionality, whereas it expenses as incurred costs for maintenance and minor upgrades and enhancements. The Company amortizes capitalized costs using the straight-line method over three to seven years once the software is ready for its intended use.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

(g) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step of the test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the test to determine the amount of impairment loss. The second step of the test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

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

The Company does not amortize indefinite-lived tradenames and trademarks and instead reviews them for impairment annually. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for the indefinite-lived intangible assets, the Company compares the fair value of the Company’s indefinite-lived intangibles with their carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss.
(i) Insurance Reserves

The Company maintains an accrual for professional liability that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, and its independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study and management's review of loss history. In November 2012, the Company established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within its nurse and allied healthcare staffing segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains excess insurance coverage through a commercial carrier for losses above the per occurrence retention.

The Company maintains an accrual for workers compensation, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third-party administrators, and its independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the

Company’s payroll and historical claims data, as well as industry data, to determine the appropriate reserve for both reported claims and IBNR claims for each policy year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study.

(j) Revenue Recognition

Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its healthcare professionals along with those of third-party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company is liable to the subcontractor after it receives payment from the client. The Company includes payables to subcontractors in accounts payable and accrued expenses in the consolidated balance sheets.

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

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition, and collateral is generally not required. Credit losses have been within management’s expectations. Other than one healthcare system, which comprised approximately 10% of the consolidated revenue of the Company for the fiscal year ended December 31, 2014, no client healthcare system exceeded 10% of consolidated revenue for the years ended December 31, 2014, 2013 or 2012. As of each of December 31, 2014 and 2013, accounts receivable from the Company’s top five clients represented approximately 12% of the net accounts receivable balance, excluding amounts due to subcontractors.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are also financial instruments that are exposed to concentration of credit risk. The Company maintains its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. As of December 31, 2014 and 2013, there were $19,567 and $23,115, respectively, of restricted cash, cash equivalents and investments primarily invested in a non-federally insured U.S. Treasury security account.

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

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amount of the Company’s notes payable approximates its fair value as the Company refinanced its credit facilities in 2014 and the instrument’s interest rates are variable (significant other observable inputs - level 2). See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the long-term portion of the Company’s insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(o) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which is the vesting period. Restricted stock units (“RSUs”) granted under the Equity Plan (as defined in Note (11), “Share-Based Compensation”) typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date, and 34% on the second anniversary of the grant date, if certain performance targets are met. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant. Performance restricted stock units (“PRSUs”) granted under the Equity Plan typically consist of 1) PRSUs that contain a market condition with the ultimate realizable number of PRSUs dependent on relative and absolute total shareholder return over a three-year period, up to a maximum amount to be issued under the award of 175% of the original grant (“TSR PRSUs”), the fair values of which are estimated using the Monte-Carlo simulation valuation model and will not be adjusted for the achievement, or lack thereof, of the performance conditions; and 2) PRSUs that contain a performance condition, with the ultimate realizable number of PRSUs dependent on the adjusted EBITDA margin performance of the Company during a certain annual performance period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for EBITDA margin PRSUs is measured by the market value of the Company’s common stock on the date of grant, and will be adjusted for estimated achievement of the performance conditions. Stock options and stock appreciation rights granted are measured on the date of grant using the Black-Scholes valuation model, which includes assumptions such as expected term of the award, stock price volatility, dividend rate and risk free interest rate. The Company also estimates the forfeiture rate and records share-based compensation expense only for those awards that are expected to vest.

(p) Net Income per Common Share

Securities that are entitled to participate in dividends with common stock, such as the Company’s Series A Conditional Convertible Preferred Stock (the “Preferred Stock”), are considered to be participating securities and the two-class method is used for purposes of calculating basic net income per share. Under the two-class method, a portion of net income is allocated to participating securities and excluded from the calculation of basic net income per common share. On December 21, 2012, all outstanding shares of Preferred Stock were converted into common stock; accordingly, for the two-class method calculation, the net income was allocated between common stock and Preferred Stock on a proportionate basis using a systematic and reasonable basis (based on number of days outstanding) for purpose of calculating the basic net income per share for the year ended December 31, 2012.

Share-based awards to purchase 298, 308 and 1,902 shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012, respectively:

	Years Ended December 31,
	2014	2013	2012
Income from continuing operations	$33,217	$32,933	$16,313
Income from discontinued operations, net of tax	—	—	823
Net income	$33,217	$32,933	$17,136

Less: Allocation to participating securities from continuing operations	—	—	(1,249)
Allocation to participating securities from discontinued operations	—	—	(65)
Total allocation to participating securities	—	—	(1,314)
Net income attributable to common stockholders - basic	$33,217	$32,933	$15,822

Basic income per common share from:
Continuing operations	$0.71	$0.72	$0.36
Discontinued operations	—	—	0.02
Net income	$0.71	$0.72	$0.38
Diluted income per common share from:
Continuing operations	$0.69	$0.69	$0.35
Discontinued operations	—	—	0.02
Net income	$0.69	$0.69	$0.37
Weighted average common shares outstanding—basic	46,504	45,963	41,632
Plus dilutive effect of potential common shares	1,582	1,824	5,077
Weighted average common shares outstanding—diluted	48,086	47,787	46,709

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

(r) Segment Information

Historically, the Company had four reportable segments: nurse and allied healthcare staffing, locum tenens staffing, physician permanent placement services and home healthcare services. During the fourth quarter of 2011, the Company announced the expected divestiture of its home healthcare services segment, which was completed in January 2012. As a result, the home healthcare services segment was classified as disposal group held for sale as of December 31, 2011, and its results of operations have been classified as discontinued operations for the year ended December 31, 2012.
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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2014	2013	2012
Revenue
Nurse and allied healthcare staffing	$695,206	$681,979	$653,829
Locum tenens staffing	296,166	287,484	261,431
Physician permanent placement services	44,655	42,353	38,691
	$1,036,027	$1,011,816	$953,951
Segment operating income
Nurse and allied healthcare staffing	$87,246	$82,458	$75,907
Locum tenens staffing	30,985	24,712	21,613
Physician permanent placement services	9,818	8,929	7,868
	128,049	116,099	105,388
Unallocated corporate overhead	36,996	30,927	31,674
Depreciation and amortization	15,993	13,545	14,151
Share-based compensation	7,157	6,125	6,221
Interest expense, net (including loss on debt extinguishment of $3,113, $434, and $9,815 for the years ended December 31, 2014, 2013 and 2012, respectively), and other	9,237	9,665	26,019
Income from continuing operations before income taxes	$58,666	$55,837	$27,323

(s) Reclassifications

Certain reclassifications have been made to certain of the prior years’ consolidated financial statements to conform to the current year presentation. Specifically, 1) payments made into the Company’s life insurance policies to assist in funding the deferred compensation plan were reclassified from cash flows from operating activities to cash flows from investing activities; and 2) changes in book overdraft were reclassified from cash flows from financing activities to changes in accounts payable and accrued expenses within cash flows from operating activities in the consolidated statement of cash flows for both the year ended December 31, 2013 and 2012. In addition, the Company reclassified expected insurance recoveries under its professional liability and workers compensation policies in the consolidated balance sheet for the year ended December 31, 2013 to conform to the current year presentation. Professional liability and workers compensation liabilities were previously presented net of insurance recoveries. For the fiscal year ended December 31, 2014, expected insurance recoveries are presented on a gross basis, with the short-term insurance receivable portion included within “Prepaid and other current assets” and the long-term portion included within “Other assets” on the consolidated balance sheet.

(2) Discontinued Operations

In January 2012, the Company completed the sale of its home healthcare services segment and the related results of operations have been classified as discontinued operations for the year ended December 31, 2012.

The following table represents the revenue and the components of discontinued operations, net of tax:

Year Ended December 31, 2012
Revenue	$3,885
Loss before income taxes	$(547)
Income tax benefit	183
Loss from discontinued operations	$(364)

Gain on sale of discontinued operations, before income taxes	$3,825
Income tax expense	(2,638)
Gain on sale of discontinued operations	$1,187
Total income from discontinued operations	$823

(3) Business Combinations and Equity Investment

Avantas Acquisition

On December 22, 2014, the Company completed its acquisition of Avantas, a leading provider of clinical labor management services, including workforce consulting, data analytics, predictive modeling and SaaS-based scheduling technology. The acquisition is intended to help enable the Company to provide a level of workforce predictability to clients that can be integrated with its workforce and staffing solutions. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The acquisition was funded through cash-on-hand and borrowings under the Company’s Revolver (as defined in Note (8), “Notes Payable and Credit Agreement”). The Company did not incur any material acquisition-related costs.
The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The total purchase price of $17,520 included $14,470 cash consideration paid, $1,650 cash holdback for potential claims indemnified by the Avantas shareholders and contingent earn-out with a fair value of $1,400. The acquisition agreement provides for a contingent earn-out payment of up to $8,500 to be paid in 2016 based on future operating performance. As of the date of this Annual Report on Form 10-K, the Company is still finalizing the allocation of the purchase price. The provisional items pending finalization are primarily related to tax matters, which the Company expects to complete during 2015.
The preliminary allocation of the purchase price consisted of $1,631 of fair value of tangible assets acquired, $3,821 of liabilities and deferred revenue assumed, $9,750 of goodwill and $9,960 of identified intangible assets. The intangible assets include the fair value of tradenames and trademarks, customer relationships and acquired technologies. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 14 years. All goodwill recognized from this acquisition is deductible for tax purposes.
The results of operations of Avantas are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements since the date of acquisition.

ShiftWise Acquisition

On November 20, 2013, the Company completed its acquisition of ShiftWise, a leading national provider of web-based healthcare workforce solutions, including its VMS technology utilized by hospitals and other healthcare systems. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The acquisition was funded through cash-on-hand and the Company did not incur any material acquisition-related costs.

The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The purchase price of the acquisition totaled $39,500, of which $6,000 was deposited in escrow to satisfy any indemnification claims by the Company with respect to, among other customary items, breaches of representations, warranties and covenants by ShiftWise and post-closing purchase price adjustments. The $6,000 deposited in escrow is scheduled to be disbursed to the selling shareholders in three years following the closing date at $2,000 per annum minus any indemnification claims. In November 2014, $132 cash was released from escrow to the Company, and $1,568 cash was released from escrow to the former Shiftwise shareholders, under the terms of the acquisition agreement.

The allocation of the purchase price consisted of $9,899 of fair value of tangible assets acquired, $11,502 of liabilities assumed (including $2,701 of deferred tax liabilities), $21,313 of goodwill and $19,790 of identified intangible assets. The intangible assets include the fair value of tradenames and trademarks, customer relationships, non-compete agreements and acquired technologies. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 8 years. There is no goodwill recognized as part of this acquisition that is deductible for tax purposes.

The results of operations of ShiftWise are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements since the date of acquisition.

Pipeline Equity Investment

In March 2014, the Company entered into an agreement (the “Pipeline Agreement”) under which it made an initial $2,000 investment in Pipeline Health Holdings LLC (“Pipeline”), a telepharmacy and pharmacy technology solutions provider. The Company’s ownership percentage in Pipeline at March 31, 2014 was approximately 9%. Under the Pipeline Agreement, the Company committed to invest up to an additional $3,000 contingent upon Pipeline reaching two milestone commitments within a year. In April and September 2014, the Company made the milestone investments of $1,000 and $2,000, respectively, which together with the initial investment represents an ownership percentage in Pipeline of approximately 18% as of December 31, 2014. The investment is accounted for under the equity method of accounting. The Company’s share of Pipeline’s results is included within “Interest expense, net, and other” in the accompanying audited consolidated statement of comprehensive income for the year ended December 31, 2014.

(4) Fair Value Measurement

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
Assets and Liabilities Measured on a Recurring Basis

The Company’s assets that are measured at fair value on a recurring basis include restricted cash equivalents and investments.

In addition, with the recent acquisition of Avantas, the Company has an obligation to pay earn-out consideration of up to $8,500 in cash, to the former selling shareholders, if certain future financial metrics are met by Avantas. The earn-out payment is expected to be determined in the second half of 2016. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration, therefore, the Company developed its own assumptions related to the future financial performance of Avantas to evaluate the fair value of this liability. As such, the contingent consideration is classified within Level 3.

In connection with estimating the fair value of the contingent consideration, the Company estimates the weighted probability of Avantas earning each of the five specified tiered earn-out amounts of $0, $1,500, $3,500, $5,500 and $8,500, which are each tied to the financial performance of Avantas during the year ending June 30, 2016. An increase or decrease in the probability of achievement of an earn-out tier will result in an increase or decrease to the estimated fair value of the contingent consideration. The Company will reassess the fair value each reporting period and adjust the liability to its then fair value.

The following tables present information about these assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,291	$5,291	$—	$—
Money market funds	335	335	—	—
Acquisition contingent consideration earn-out liability	1,400	—	—	1,400
Total financial assets measured at fair value	$7,026	$5,626	$—	$1,400

	Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$17,817	$17,817	$—	$—
Money market funds	359	359	—	—
Total financial assets measured at fair value	$18,176	$18,176	$—	$—

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

The Company performed its annual impairment testing at each of October 31, 2014, 2013 and 2012, and determined there was no impairment of goodwill or its indefinite-lived intangibles. See Note (5), “Goodwill and Identifiable Intangible Assets” for additional information.

(5) Goodwill and Identifiable Intangible Assets

As of December 31, 2014 and 2013, the Company had the following acquired intangible assets:

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$3,020	$(2,618)	$402	$5,450	$(4,444)	$1,006
Customer relationships	77,300	(32,971)	44,329	72,990	(29,363)	43,627
Tradenames and trademarks	17,540	(5,436)	12,104	16,871	(6,203)	10,668
Non-compete agreements	190	(72)	118	1,666	(1,484)	182
Acquired technology	7,030	(866)	6,164	6,200	(886)	5,314
Online courses	—	—	—	59	(59)	—
	$105,080	$(41,963)	$63,117	$103,236	$(42,439)	$60,797

Intangible assets not subject to amortization: tradenames and trademarks			$89,400			$89,400
			$152,517			$150,197

Aggregate amortization expense for intangible assets was $7,639 and $6,503 for the years ended December 31, 2014 and 2013, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2014 is as follows:

Amount
Year ending December 31, 2015	$8,202
Year ending December 31, 2016	7,734
Year ending December 31, 2017	7,517
Year ending December 31, 2018	7,315
Year ending December 31, 2019	6,911
Thereafter	25,438
$63,117

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Total
Balance, January 1, 2013	$76,493	$14,502	$32,329	$123,324
Goodwill acquired from ShiftWise acquisition	21,318	—	—	21,318
Balance, December 31, 2013	97,811	14,502	32,329	144,642
Goodwill adjustment for ShiftWise acquisition	(5)	—	—	(5)
Goodwill acquired from Avantas acquisition	9,750	—	—	9,750
Balance, December 31, 2014	$107,556	$14,502	$32,329	$154,387
Accumulated impairment loss as of December 31, 2013 and 2014	$154,444	$53,940	$6,555	$214,939

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Prepaids and other current assets:
Prepaid expenses	$10,350	$8,128
Restricted cash	9,054	8,325
Income taxes receivable	3,503	3,084
Other current assets	4,643	7,094
Prepaids and other current assets	$27,550	$26,631

Fixed assets:
Furniture and equipment	$17,761	$16,413
Software	78,593	62,471
Leasehold improvements	5,340	5,305
	101,694	84,189
Accumulated depreciation and amortization	(68,814)	(63,031)
Fixed assets, net	$32,880	$21,158

Accounts payable and accrued expenses:
Trade accounts payable	$30,039	$37,288
Subcontractor payable	33,474	22,051
Professional liability reserve	7,380	10,158
Overdraft	6,338	233
Other	1,762	1,584
Accounts payable and accrued expenses	$78,993	$71,314

Accrued compensation and benefits:
Accrued payroll	$21,857	$17,216
Accrued bonuses	15,196	11,359
Accrued travel expense	2,413	2,203
Accrued health insurance reserve	1,871	2,021
Accrued workers compensation reserve	5,830	5,313
Deferred compensation	20,729	17,731
Other	99	106
Accrued compensation and benefits	$67,995	$55,949

Other long-term liabilities:
Workers compensation reserve	$13,855	$13,086
Professional liability reserve	30,722	27,414
Deferred rent	8,122	6,625
Unrecognized tax benefits	21,706	27,178
Other	3,269	2,717
Other long-term liabilities	$77,674	$77,020

(7) Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	Years Ended December 31,
	2014	2013	2012
Current income taxes:
Federal	$10,787	$17,268	$3,334
State	2,883	2,605	727
Foreign	—	—	(2)
Total	13,670	19,873	4,059
Deferred income taxes:
Federal	10,430	1,693	5,663
State	1,349	1,338	1,288
Total	11,779	3,031	6,951
Provision for income taxes from continuing operations	$25,449	$22,904	$11,010

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income from continuing operations because of the effect of the following items during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Tax expense at federal statutory rate	$20,533	$19,543	$9,563
State taxes, net of federal benefit	2,551	2,302	1,263
Non-deductible expenses	1,816	—	—
Unrecognized tax benefit	971	1,952	742
Other, net	(422)	(893)	(558)
Income tax expense from continuing operations	$25,449	$22,904	$11,010

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Stock compensation	$11,217	$11,998
Deferred revenue	573	1,003
Allowance for doubtful accounts	1,467	1,552
Deferred compensation	8,142	7,116
Accrued expenses, net	20,475	23,078
Deferred rent	3,420	3,209
Net operating losses	14,354	19,841
State taxes	1,346	446
Other	2,265	1,803
Total deferred tax assets	$63,259	$70,046
Deferred tax liabilities:
Intangibles	$(57,316)	$(56,121)
Fixed assets	(8,453)	(4,289)
Prepaid expenses	(1,427)	(1,259)
Total deferred tax liabilities	$(67,196)	$(61,669)
Valuation allowance	$(1,224)	$(1,205)
Net deferred tax assets (liabilities)	$(5,161)	$7,172

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the recorded valuation allowance.

The deferred tax assets related to net operating losses (“NOLs”) include NOLs from the 2010 NFI and 2013 ShiftWise acquisitions. The amount of NOL from acquired companies has been the subject of an evaluation under the NOL limitation rules of Internal Revenue Code (“IRC”) Section 382 and corresponding state authorities and the balances reflect these limitations.

The amount of federal NOL carryforward that is available for use in years subsequent to December 31, 2014 is $31,364, which is set to expire by 2029. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2014 is $47,688, which is set to expire at various dates between 2015 and 2032.

 A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Beginning balance of unrecognized tax benefits	$22,573	$21,415	$21,221
Additions based on tax positions related to the current year	—	809	1,096
Additions based on tax positions of prior years	317	349	—
Reductions due to lapse of applicable statute of limitation	—	—	(902)
Ending balance of unrecognized tax benefits	$22,890	$22,573	$21,415

At December 31, 2014, if recognized, approximately $25,056 would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $5,815, $4,605 and $3,178 of accrued interest and penalties related to unrecognized tax benefits at

December 31, 2014, 2013 and 2012, respectively. The amount of interest and penalties recognized in 2014, 2013 and 2012 were $1,211, $1,427 and $468, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2014, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Internal Revenue Service (“IRS”) completed its tax audit of the Company for the years 2007, 2008, 2009 and 2010, and issued a Revenue Agent Report (“RAR”) to the Company related to its completed tax examination. The RAR seeks adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006. The adjustments to the Company’s taxable income relate to the proposed disallowance of certain per diems paid to our healthcare professionals. Concurrent with the RAR, the Company received an Employment Tax Examination Report (“ETER”) for 2009 and 2010. The ETER adjustments propose additional Company payroll tax liabilities and penalties related to the treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive. The RAR and ETER contain multiple tax positions, some of which are contrary to each other. The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company has held several meetings with the IRS Appeals office throughout 2014. The Company does expect resolution of these matters within the next twelve months but cannot predict with certainty the timing of such resolution or an estimated settlement amount. However, the Company believes its reserves will be adequate to cover the anticipated settlement. Notwithstanding, the Company could adjust its provision for income taxes and/or contingent tax liability based on future developments.

The IRS began a separate 2011-2012 income and payroll tax audit during November 2013 and has recently completed its field work. We are awaiting the IRS exam report but do not expect the issues to be different than the issues raised in the last exam. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years.

(8) Notes Payable and Credit Agreement
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

The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, which is $7,500 per annum, and payable in equal quarterly installments. Borrowings under the Term Loan and Revolver bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread is determined quarterly based upon the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The interest rate for the outstanding Term Loan was 1.9% on a LIBOR basis and the interest rate for the outstanding Revolver was 4.0% on a base rate basis as of December 31, 2014.
The Company used the proceeds from the New Credit Facilities to repay in full all outstanding indebtedness under its prior credit facilities and to pay related transaction costs.
In connection with obtaining the New Credit Facilities, the Company incurred $3,488 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the New Credit Facilities. In addition, the Company wrote off $3,113 of unamortized financing fees and original issue discount, which was recorded as loss on debt extinguishment in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2014.

The New Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the New Credit Facilities is April 18, 2019. At December 31, 2014, the outstanding balance of the Term Loan was $144,375, of which $7,500 is due in the next 12 months, and there was $18,000 outstanding under the Revolver. At December 31, 2014, with $9,380 of outstanding letters of credit collaterialized by the Revolver, there was $197,620 of available credit under the Revolver.

Annual principal maturities of the Term Loan are as follows:

Year ending December 31, 2015	$7,500
Year ending December 31, 2016	7,500
Year ending December 31, 2017	7,500
Year ending December 31, 2018	7,500
Thereafter	114,375
$144,375

The Company’s outstanding debt instruments at December 31, 2014 and 2013 were secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries.
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

Letters of Credit

At December 31, 2014, the Company maintained outstanding standby letters of credit totaling $15,006 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $15,006 outstanding letters of credit, the Company has collateralized $5,626 in cash, cash equivalents and investments and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2013 totaled $27,691.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the AMN Plan were $553, $165 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the Plan were $595, $384 and $343 for the years ended December 31, 2014, 2013 and 2012, respectively.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2014 and 2013, no shares of preferred stock were outstanding.

(b) Treasury Stock

In connection with the 2010 acquisition of NFI, 457 shares of the Company’s common stock remained in escrow as of December 31, 2012 for potential Company indemnification claims. During the second quarter of 2013, the Company and former NFI selling shareholders agreed to release all 457 shares in escrow as follows: 1) 204 shares were returned to the Company for settlement of certain indemnification claims, which were recorded as treasury stock and a $3,046 reduction to selling, general and administrative expenses for the year ended December 31, 2013; and 2) the remaining 253 shares were released from escrow to the former NFI selling shareholders. During 2013, the Company cancelled and retired all 204 shares of treasury stock. Upon cancellation and retirement, these shares were returned to the status of authorized and unissued.

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

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan that are forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and exercise prices will be determined at the time of grant and will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009 and April 18, 2012, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850 and 2,400, respectively. At December 31, 2014 and 2013, respectively, 2,421 and 2,173 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

From time to time, we grant, and have granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have consisted of SARs,options orRSUs, which generally have three-year cliff vesting with a potential for accelerated vesting based on the Company’s achievement of selected targeted financial performance. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2014, 200 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock.

The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2012	1,529	$7.74
Granted—RSUs	459	$6.70
Granted—PRSUs	465	$8.15
Vested	(716)	$7.95
Canceled/forfeited/expired	(78)	$6.66
Unvested at December 31, 2012	1,659	$7.53
Granted—RSUs	285	$12.86
Granted—PRSUs	291	$13.86
Vested	(588)	$7.02
Canceled/forfeited/expired	(10)	$13.06
Unvested at December 31, 2013	1,637	$9.73
Granted—RSUs	361	$13.76
Granted—PRSUs	535	$14.97
Vested	(838)	$8.63
Canceled/forfeited/expired	(120)	$12.16
Unvested at December 31, 2014	1,575	$11.95

As of December 31, 2014, there was $7,742 unrecognized compensation cost related to non-vested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2014 and 2013, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $30,876 and $24,070, respectively.

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

A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2011	781	$14.06	1,500	$10.10
Granted	—	$—	—	$—
Exercised	(55)	$9.68	(143)	$8.10
Canceled/forfeited/expired	(28)	$15.63	(116)	$7.55
Outstanding at December 31, 2012	698	$14.34	1,241	$10.57
Granted	—	$—	—	$—
Exercised	(109)	$11.23	(132)	$8.31
Canceled/forfeited/expired	—	$—	(13)	$15.19
Outstanding at December 31, 2013	589	$14.92	1,096	$10.78
Granted	—	$—	—	$—
Exercised	(117)	$14.86	(142)	$11.53
Canceled/forfeited/expired	(227)	$14.94	(6)	$19.69
Outstanding at December 31, 2014	245	$14.93	948	$10.61
Vested and expected to vest at December 31, 2014	245	$14.93	948	$10.61
Exercisable at December 31, 2014	245	$14.93	948	$10.61

As of December 31, 2014, all stock options and SARs were fully vested. The total intrinsic value of stock options and SARs exercised was $770, $980 and $453 for 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the total intrinsic value of stock options and SARs outstanding and exercisable was $10,142 and $5,146, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Share-based employee compensation, before tax	$7,157	$6,125	$6,224
Related income tax benefits	(2,783)	(2,383)	(2,403)
Share-based employee compensation, net of tax	$4,374	$3,742	$3,821

(12) Commitments and Contingencies

(a) Legal

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s healthcare professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with such clients relating to these matters. Certain of above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when management believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjusts them accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. During the first quarter of 2014, the Company completed the settlement of a wage and hour class action (and a related action) for an immaterial amount. With regards to outstanding loss contingencies as of December 31, 2014, the Company believes that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material a dverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of litigation is inherently uncertain, and therefore, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

(b) Leases

The Company leases certain office facilities and equipment under various operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows:

Operating Leases
Years ending December 31,
2015	$13,215
2016	13,786
2017	12,271
2018	11,662
2019	11,783
Thereafter	92,949
Total minimum lease payments	$155,666

 On January 26, 2015, the Company entered into a 10-year operating lease agreement for office space in Dallas, Texas that will replace its current operating lease agreement for its Irving, Texas offices, which expires in August 2015. Base rent payments under the new lease agreement will begin in September 2015 and the total estimated base rent payments will be approximately $23,956 over the life of the lease, which has been included in the above total minimum lease payments table.

Rent expense under operating leases for continuing operations was $14,136, $14,205, and $15,187 for the years ended December 31, 2014, 2013 and 2012, respectively.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$240,881	$250,913	$264,584	$279,649	$1,036,027
Gross profit	$73,956	$77,159	$80,306	$84,696	$316,117
Net income	$7,630	$7,193	$8,499	$9,895	$33,217
Net income per share from:
Basic	$0.16	$0.15	$0.18	$0.21	$0.71
Diluted	$0.16	$0.15	$0.18	$0.20	$0.69

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$252,120	$253,943	$257,095	$248,658	$1,011,816
Gross profit	$73,007	$74,413	$75,667	$74,193	$297,280
Net income	$7,563	$8,399	$8,615	$8,356	$32,933
Net income per share from:
Basic	$0.17	$0.18	$0.19	$0.18	$0.72
Diluted	$0.16	$0.18	$0.18	$0.17	$0.69

(14) Subsequent Events

Onward Healthcare, Locum Leaders and Medefis Acquisition

On January 7, 2015, the Company completed its acquisition of Onward Healthcare, Locum Leaders and Medefis from OGH, LLC for $82,500 in cash. Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a leading provider of a SaaS-based vendor management system for healthcare facilities.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMN Healthcare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 24, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 22, 2015 (the “2015 Annual Meeting Proxy Statement”) under the headings “Election of Directors – Nominees for the Board of Directors,” “Executive Compensation Disclosure – Non-Director Executive Officers,” “Security Ownership and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” the table set forth in “Corporate Governance – Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance – Committees of the Board – Audit Committee.”

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

Information required by this item is incorporated by reference to the 2015 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines – Director Compensation Table,” “Corporate Governance – Board Role In Risk Oversight,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2015 Annual Meeting Proxy Statement under the heading “Security Ownership and Other Matters – Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2014 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plan Category
Equity compensation plans approved by security holders	2,673,682	$12.01	2,420,588
Equity compensation plans not approved by security holders(3)	94,205	$4.55	200,000

Total	2,767,887	$11.50	2,620,588

(1) Includes stock options, SARs, RSUs and PRSUs. For purposes of this table, we set forth one share of common stock to be issued under the exercise of each SAR. Because of the nature of a SAR, the number of shares that are actually issued upon exercise of a SAR may be more or less than one share of common stock. The weighted-average exercise price set forth in this table excludes the effect of 573,113 shares of RSUs and 987,948 shares of PRSUs, which have no exercise price.
(2) We no longer issue awards under our Stock Option Plan. Under the Equity Plan, however, we may re-award shares that are forfeited, expired or settled for cash under our Stock Option Plan. Additionally, under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to SARs that are not issued in connection with the settlement of the SARs on exercise thereof, is made available to be re-awarded. This figure does not include shares underlying our Stock Option Plan or the Equity Plan that are forfeited, canceled or terminated after December 31, 2014. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”
(3) On occasion, we have made employee award inducement equity grants to key employees outside of the Equity Plan. Although these awards were made outside of the Equity Plan, the key terms and conditions of each grant are the same in all material respects as equity awards made under the Equity Plan. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.” Additionally, in 2014, the Board adopted the Company’s 2014 Employment Inducement Plan under which we may issue up to 200,000 shares of our common stock to prospective employees. As of December 31, 2014, no equity awards had been made under the 2014 Employment Inducement Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2015 Annual Meeting Proxy Statement under the headings “Corporate Governance – Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance – Director Independence,” and “Corporate Governance – Committees of the Board.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2015 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of December 16, 2014 by and among Onward Healthcare, Inc., AMN Healthcare, Inc., Terrell Acquisition Corp., and OGH, LLC (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 7, 2015, filed with the SEC on January 9, 2015).

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

4.2
Credit Agreement, dated as of April 18, 2014, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Rx Pro Health, LLC, Nursefinders, LLC, Linde Health Care Staffing, Inc., and Shiftwise, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.1
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.2
Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.3
Stock Option Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Appendix 2 of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2004).

10.4
Form of Stock Option Plan Stock Option Agreement (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.5
Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between AMN Healthcare Services, Inc. and Douglas D. Wheat (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005).

10.6
Stock Option Plan Stock Option Agreement, dated as of September 28, 2005, between AMN Healthcare Services, Inc. and R. Jeffrey Harris (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 7, 2005).

10.7
AMN Healthcare Equity Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.8	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.9	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.10	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).**

10.11	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).**

Exhibit Number	Description
10.12
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010).

10.13
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011).

10.14
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 7, 2012).

10.15
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensation Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

10.16
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.17
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.18
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting with Deferral) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.19
AMN Healthcare Services, Inc. Senior Management Bonus Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2012).

10.20
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.21
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.22
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement).***

10.23	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).***

10.24	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).***

10.25
Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott, effective as of January 24, 2011 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 3, 2011, filed with the SEC on January 5, 2011).

10.26
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

Exhibit Number	Description
10.27
Stockholders Agreement between AMN Healthcare Services, Inc. and the Persons Listed on Schedule 1, dated July 28, 2010 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 30, 2010).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006.

***	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 24, 2015.

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