Form 10-Q
period 2015-03-31
AMN HEALTHCARE SERVICES INC
filed 2015-05-08
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
  No  ☒
As of May 6, 2015, there were 47,555,758 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,633	$13,073
Accounts receivable, net of allowances of $6,019 and $4,515 at March 31, 2015 and December 31, 2014, respectively	221,001	186,274
Accounts receivable, subcontractor	34,191	28,443
Deferred income taxes, net	26,466	27,330
Prepaid and other current assets	29,065	27,550
Total current assets	322,356	282,670
Restricted cash, cash equivalents and investments	19,772	19,567
Fixed assets, net of accumulated depreciation of $71,019 and $68,814 at March 31, 2015 and December 31, 2014, respectively	36,674	32,880
Other assets	44,117	39,895
Goodwill	197,254	154,387
Intangible assets, net of accumulated amortization of $44,822 and $41,963 at March 31, 2015 and December 31, 2014, respectively	179,877	152,517
Total assets	$800,050	$681,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$92,081	$78,993
Accrued compensation and benefits	72,237	67,995
Current portion of revolving credit facility	30,000	18,000
Current portion of notes payable	7,500	7,500
Deferred revenue	3,137	3,177
Other current liabilities	2,662	2,630
Total current liabilities	207,617	178,295
Revolving credit facility	65,500	—
Notes payable	135,000	136,875
Deferred income taxes, net	37,198	32,491
Other long-term liabilities	83,972	77,674
Total liabilities	529,287	425,335
Commitments and contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 47,455 and 46,639 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	475	466
Additional paid-in capital	436,425	434,529
Accumulated deficit	(165,849)	(178,058)
Accumulated other comprehensive loss	(288)	(356)
Total stockholders’ equity	270,763	256,581
Total liabilities and stockholders’ equity	$800,050	$681,916

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$327,510	$240,881
Cost of revenue	226,078	166,925
Gross profit	101,432	73,956
Operating expenses:
Selling, general and administrative	71,552	54,667
Depreciation and amortization	5,095	3,820
Total operating expenses	76,647	58,487
Income from operations	24,785	15,469
Interest expense, net, and other	1,807	1,846
Income before income taxes	22,978	13,623
Income tax expense	10,769	5,993
Net income	$12,209	$7,630

Other comprehensive income (loss) - foreign currency translation	68	(9)
Comprehensive income	$12,277	$7,621

Net income per common share:
Basic	$0.26	$0.16
Diluted	$0.25	$0.16
Weighted average common shares outstanding:
Basic	47,146	46,354
Diluted	48,364	47,917

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$12,209	$7,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,095	3,820
Non-cash interest expense and other	457	295
Increase in allowances for doubtful accounts and sales credits	2,192	443
Provision for deferred income taxes	5,359	1,885
Share-based compensation	2,377	1,819
Excess tax benefits from share-based compensation	(5,029)	(1,546)
(Gain) loss on disposal or sale of fixed assets	(2)	1
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,443)	(3,806)
Accounts receivable, subcontractor	(5,748)	(409)
Income taxes receivable	5,171	3,114
Prepaid expenses and other current assets	(3,063)	(4,068)
Other assets	(2,150)	(606)
Accounts payable and accrued expenses	3,621	(6,190)
Accrued compensation and benefits	996	1,008
Other liabilities	4,382	369
Deferred revenue	(532)	(20)
Restricted cash, cash equivalents and investments balance	(205)	(2,875)
Net cash provided by operating activities	8,687	864

Cash flows from investing activities:
Purchase and development of fixed assets	(6,370)	(5,843)
Loan to Pipeline Health Holdings LLC	(667)	—
Equity method investment	—	(2,000)
Payments to fund deferred compensation plan	(1,203)	(1,215)
Cash paid for acquisition, net of cash received	(76,945)	—
Cash paid for working capital adjustments for prior acquisition	(165)	—
Change in restricted cash, cash equivalents and investments balance	—	4,349
Net cash used in investing activities	(85,350)	(4,709)

Cash flows from financing activities:
Capital lease repayments	(4)	(156)
Payments on term loan	(1,875)	—
Payments on revolving credit facility	(7,000)	(1,000)
Proceeds from revolving credit facility	84,500	1,000
Proceeds from exercise of equity awards	3,199	58
Cash paid for shares withheld for taxes	(8,694)	(3,905)
Excess tax benefits from share-based compensation	5,029	1,546
Net cash provided by (used in) financing activities	75,155	(2,457)
Effect of exchange rate changes on cash	68	(9)
Net decrease in cash and cash equivalents	(1,440)	(6,311)
Cash and cash equivalents at beginning of period	13,073	15,580
Cash and cash equivalents at end of period	$11,633	$9,269

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $43 and $123 capitalized for the three months ended March 31, 2015 and 2014, respectively)	$1,330	$1,588

	Three Months Ended March 31,
	2015	2014
Cash paid for income taxes	$473	$223
Acquisitions:
Fair value of tangible assets acquired in acquisition, net of cash received	$25,627	$—
Goodwill	42,702	—
Intangible assets	30,219	—
Liabilities assumed	(21,603)	—
Net cash paid for acquisitions	$76,945	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,607	$3,067
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 25, 2015 (“2014 Annual Report”).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation and income taxes. Actual results could differ from those estimates under different assumptions or conditions.
Reclassification
Certain reclassifications that are not material have been made to the prior year’s consolidated financial statements to conform to the current year presentation.

2. BUSINESS COMBINATIONS
Onward Healthcare Acquisition
On January 7, 2015, the Company completed its acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”), for approximately $76,945 in cash, funded by cash-on-hand and borrowings under the Company’s revolving credit facility. Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a provider of a software as a service, or “SaaS,” based vendor management system for healthcare facilities. The acquisition helps the Company to expand its service lines and its supply and placement capabilities of healthcare professionals to its clients.
The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to tax matters and valuation of intangibles.
The preliminary allocation of the $76,945 purchase price consisted of $25,627 of fair value of tangible assets acquired (including $20,476 of accounts receivable), $21,603 of liabilities assumed (including $10,478 of accounts payable and accrued expenses), $30,219 of identified intangible assets, and $42,702 of goodwill, none of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, staffing database, acquired technologies and non-compete agreements. The weighted average useful life of the acquired intangible assets is approximately 11 years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$8,100	3 - 15
Customer Relationships	17,600	10 - 15
Staffing Database	2,600	5
Acquired Technologies	1,700	8
Non-compete agreements	219	2
	$30,219
Of the $42,702 allocated to goodwill, $37,233 and $5,469 were allocated to the Company’s nurse and allied healthcare staffing segment and locum tenens staffing segment, respectively.
The results of Onward Healthcare and Medefis are included in the Company’s nurse and allied healthcare staffing segment and the results of Locum Leaders are included in the Company’s locum tenens staffing segment. For the three months ended March 31, 2015, approximately $31,236 of revenue and $2,821 of income before income taxes of the Onward Healthcare entities were included in the unaudited condensed consolidated statement of operations since the date of acquisition.
The following summary presents unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2015 and 2014 as if the OH acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense, acquisition-related costs and the amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended
	March 31,
	2015	2014
Revenue	$329,795	$266,899
Net income	$12,883	$7,660

Avantas Acquisition
On December 22, 2014, the Company completed its acquisition of Avantas, a leading provider of clinical labor management services, including workforce consulting, data analytics, predictive modeling and SaaS-based scheduling technology, for $17,520, which the Company funded through cash-on-hand and borrowings under its revolving credit facility. The total purchase price of $17,520 included $14,470 cash consideration paid, $1,650 cash holdback for potential claims, and contingent earn-out with a fair value of $1,400. During the three months ended March 31, 2015, the Company paid an additional $165 to the selling equityholders for a working capital adjustment. The acquisition is intended to help enable the Company to provide a level of workforce predictability to clients that can be integrated with its workforce and staffing solutions. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The Company did not incur any material acquisition-related costs.
The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The acquisition agreement provides for a tiered contingent earn-out payment of up to $8,500 to be paid in 2016 based on the operating results of Avantas for the 12 month period ending June 30, 2016. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to tax matters.
The preliminary allocation of the purchase price consisted of $1,631 of fair value of tangible assets acquired, $3,821 of liabilities and deferred revenue assumed, $9,960 of identified intangible assets and $9,916 of goodwill, which goodwill is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships and acquired technologies. The weighted average useful life of the acquired intangible assets subject to amortization is approximately 14 years.

The results of operations of Avantas are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements.

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its healthcare professionals along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $41,671 and $33,474, respectively, were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2015 and the audited consolidated balance sheet as of December 31, 2014.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments.
Share-based awards to purchase 33 and 361 shares of common stock were not included in the calculation of diluted net income per common share for the three months ended March 31, 2015 and 2014, respectively, because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Net income	$12,209	$7,630

Net income per common share - basic	$0.26	$0.16
Net income per common share - diluted	$0.25	$0.16

Weighted average common shares outstanding - basic	47,146	46,354
Plus dilutive effect of potential common shares	1,218	1,563
Weighted average common shares outstanding - diluted	48,364	47,917

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2015	2014
Revenue
Nurse and allied healthcare staffing	$229,046	$163,450
Locum tenens staffing	86,692	66,871
Physician permanent placement services	11,772	10,560
	$327,510	$240,881
Segment Operating Income
Nurse and allied healthcare staffing	$31,901	$19,972
Locum tenens staffing	9,110	6,873
Physician permanent placement services	3,271	2,131
	44,282	28,976
Unallocated corporate overhead	12,025	7,868
Depreciation and amortization	5,095	3,820
Share-based compensation	2,377	1,819
Interest expense, net, and other	1,807	1,846
Income before income taxes	$22,978	$13,623

6. FAIR VALUE MEASUREMENTS

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2 and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4 - Fair Value Measurement” of the Company’s 2014 Annual Report. The Company has not changed the valuation techniques or inputs it uses to measure fair value during the three months ended March 31, 2015.
Assets and Liabilities Measured on a Recurring Basis
The Company’s assets that are measured at fair value on a recurring basis include restricted cash equivalents and investments.
In addition, with the recent acquisition of Avantas, the Company may have an obligation to pay earn-out consideration of up to $8,500 to the selling equity holders if Avantas meets certain future financial metrics for the 12 month period ending June 30, 2016. The earn-out liability was estimated based on estimated cash flows determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. As there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of Avantas to estimate the fair value of this liability. As such, the contingent consideration liability is classified within Level 3.
In connection with estimating the fair value of the contingent consideration, the Company estimates the weighted probability of Avantas earning each of the five specified tiered earn-out amounts of $0, $1,500, $3,500, $5,500 and $8,500, which are each tied to the financial performance of Avantas for the 12 month period ending June 30, 2016. An increase or decrease in the probability of achievement will result in an increase or decrease to the estimated fair value of the contingent consideration. The Company reassesses the fair value each reporting period and adjusts the liability to its then fair value. There was no change in the fair value of the liability during the three months ended March 31, 2015.
The following tables present information about these assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,291	$5,291	$—	$—
Money market funds	335	335	—	—
Acquisition contingent consideration earn-out liability	1,400	—	—	1,400
Total financial assets and liabilities measured at fair value	$7,026	$5,626	$—	$1,400

	Fair Value Measurements as of December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,291	$5,291	$—	$—
Money market funds	335	335	—	—
Acquisition contingent consideration earn-out liability	1,400	—	—	1,400
Total financial assets and liabilities measured at fair value	$7,026	$5,626	$—	$1,400

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
The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs including the market capitalization of the Company as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs.
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets or equity method investment during the three months ended March 31, 2015 and 2014.
Fair Value of Financial Instruments
The carrying amount of notes payable and revolving credit facility approximate their fair value as the instruments’ interest rates are variable and comparable to rates currently offered for similar debt instruments of comparable maturity. The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to income taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2015, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2005. The Company’s tax years 2007, 2008, 2009 and 2010 have been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive, and contain multiple tax positions, some of which are contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014. The Company anticipates that the final settlement of the audits will occur in the next twelve months and believes its reserves are adequate to cover any final settlement.
The IRS has also been conducting a separate audit of the Company’s 2011 and 2012 tax years. The income and employment tax issues addressed in the 2011 and 2012 examination are consistent with the issues raised in the 2007 through 2010 examination. During the quarter ended March 31, 2015, the IRS completed its 2011 and 2012 examination and issued its RAR and ETER to the Company. The proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2011 and 2012 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER for the 2011 and 2012 years are mutually exclusive and contain multiple tax positions, some of which are contrary to each other. The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company believes its reserves are adequate with respect to these open years.
The Company was notified during the quarter ended March 31, 2015 that the IRS will also audit the Company’s 2013 tax year.

8. COMMITMENTS AND CONTINGENCIES
(a) Legal
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. With regards to outstanding loss contingencies as of March 31, 2015, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

(b) Leases
 On January 26, 2015, the Company entered into a 10-year operating lease agreement for office space in Dallas, Texas that will replace its current operating lease agreement for its Irving, Texas offices, which expires in August 2015. Base rent payments under the new lease agreement will begin in September 2015 and the total estimated base rent payments will be approximately $23,956 over the life of the lease, which is ten years. The rent payments have been included in the total minimum lease payment table set forth in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12(b) - Commitments and Contingencies - Leases” of the Company’s 2014 Annual Report on Form 10-K.

9. SUBSEQUENT EVENTS
In April 2015, the Company entered into an interest rate swap agreement to minimize its exposure to interest rate fluctuations on $100,000 of its outstanding variable rate debt under its existing credit facility whereby the Company pays a fixed rate of 0.983% and receives a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 25, 2015 (“2014 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
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

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing, and physician permanent placement services. For the three months ended March 31, 2015, we recorded revenue of $327.5 million, as compared to $240.9 million for the same period last year. For the three months ended March 31, 2015, we recorded net income of $12.2 million, as compared to $7.6 million for the same period last year.
On January 7, 2015, we completed the acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”). Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a leading provider of a software as a service, or “SaaS,” based vendor management system for healthcare facilities. The results of Onward Healthcare and Medefis are included in our nurse and allied healthcare staffing segment and the results of Locum Leaders are included in our locum tenens staffing segment since the date of acquisition. In addition, during the fourth quarter of 2014 we acquired Avantas. The results of Avantas are included in our nurse and allied healthcare staffing segment. For the three months ended March 31, 2015, approximately $33.5 million of OH and Avantas revenue and $2.8 million of OH and Avantas income before income taxes were included in the unaudited condensed consolidated statement of operations.

Nurse and allied healthcare staffing segment revenue comprised 70% and 68% of total consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. Through our nurse and allied healthcare staffing segment, we provide hospitals and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a SaaS VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs; and (5) clinical labor consulting management services.

Locum tenens staffing segment revenue comprised 26% and 28% of total consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. Through our locum tenens staffing segment, we provide (1) a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) a SaaS VMS through which our clients can manage all of their locum tenens needs; and (3) placement of physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the three months ended March 31, 2015 and 2014. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery.

Management Initiatives
 Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we have broadened our service offerings beyond our traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as managed services programs, VMS, RPO and clinical labor management consulting. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through enhanced productivity, labor optimization and candidate quality enhancement. We continually seek strategic opportunities to expand into new workforce solutions and emerging healthcare roles. At the same time, we continue to invest in our innovative workforce solutions, new candidate recruitment initiatives and technology infrastructure to capitalize on the demand growth we are experiencing and expect to continue in the future due to the impact of healthcare reform, the aging population and shortages within certain regions and disciplines.
Recent Trends
The healthcare staffing environment has remained strong throughout the first part of 2015. Demand in all our staffing businesses is significantly above prior-year levels. This demand growth has translated into an increase in the number of healthcare professionals currently on assignment and increased booking levels for future assignments.
We continue to experience a high level of demand for our workforce solution programs. With ShiftWise and the newly acquired Avantas and Medefis entities and continued penetration of MSP and RPO, we expect that revenue attributable to our suite of workforce solutions offerings will continue to grow. The growth in revenue from these workforce solution offerings is contributing to our increasing gross margins. While we have experienced recent compression in our pay to bill spread as we have increased pay rates to attract more nursing professionals into our industry to meet the increased demand, the highly competitive market for supply has allowed us to negotiate increased bill rates with our clients to mitigate the overall gross margin impact.
We continue to experience strong demand for our services within our physician permanent placement services segment. We have also seen an increase in our recruiter productivity completing searches, which has translated into improved profitability.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, accounts receivable, contingencies and litigation, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Our critical accounting policies and estimates remain consistent with those reported in our 2014 Annual Report.

 Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. The OH and Avantas acquisitions impact the comparability of the results between the three months ended March 31, 2015 and 2014. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2015	2014
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	69.0	69.3
Gross profit	31.0	30.7
Selling, general and administrative	21.8	22.7
Depreciation and amortization	1.6	1.6
Income from operations	7.6	6.4
Interest expense, net, and other	0.6	0.8
Income before income taxes	7.0	5.6
Income tax expense	3.3	2.5
Net income	3.7%	3.1%

Comparison of Results for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenue.    Revenue increased 36% to $327.5 million for the three months ended March 31, 2015 from $240.9 million for the same period in 2014, due to additional revenue of approximately $33.5 million resulting from our OH and Avantas acquisitions with the remainder of the increase driven by 22% organic growth.
Nurse and allied healthcare staffing segment revenue increased 40% to $229.0 million for the three months ended March 31, 2015 from $163.5 million for the same period in 2014. Of the $65.6 million increase, $26.4 million was attributable to the additional revenue in connection with the OH and Avantas acquisitions, with the remainder primarily attributable to a 7% increase in the average bill rate and a 12% increase in the average number of healthcare professionals on assignment during the three months ended March 31, 2015.
 Locum tenens staffing segment revenue increased 30% to $86.7 million for the three months ended March 31, 2015 from $66.9 million for the same period in 2014. Of the $19.8 million increase, $7.1 million was attributable to the additional revenue in connection with the OH acquisition with the remainder primarily attributable to a 6% increase in revenue per day filled and a 12% increase in the number of days filled during the three months ended March 31, 2015.
Physician permanent placement services segment revenue increased 11% to $11.8 million for the three months ended March 31, 2015 from $10.6 million for the same period in 2014. The increase was primarily due to an increase in billable active searches and placements during the three months ended March 31, 2015.

Gross Profit.    Gross profit increased 37% to $101.4 million for the three months ended March 31, 2015 from $74.0 million for the same period in 2014, representing gross margins of 31.0% and 30.7%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in both the nurse and allied healthcare staffing and physician permanent placement services segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the addition of the higher margin Medefis business from the OH acquisition, the Avantas acquisition, and growth in our higher margin RPO and ShiftWise business lines during the three months ended March 31, 2015. The physician permanent placement services segment increase was primarily due to lower recruiter compensation as a percentage of revenue during the three months ended March 31, 2015. The locum tenens staffing segment experienced a decrease in gross margin, which was primarily due to lower bill to pay spreads during the three months ended March 31, 2015. Gross margin by reportable segment for the three months ended March 31, 2015 and 2014 was 29.8% and 29.0% for nurse and allied healthcare staffing, 29.4% and 29.9% for locum tenens staffing, and 65.7% and 63.0% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    SG&A expenses were $71.6 million, representing 21.8% of revenue, for the three months ended March 31, 2015, as compared to $54.7 million, representing 22.7% of revenue, for the same period in 2014. The increase in SG&A expenses was primarily due to $7.0 million of additional SG&A expenses from the OH and Avantas acquisitions, $1.1 million of acquisition and integration related expenses, and higher expenses to support our growth. SG&A expenses increases in the nurse and allied healthcare staffing and locum tenens staffing segments were primarily attributable to $5.3 million and $1.4 million of additional SG&A expenses from the acquisitions and higher expenses to support our growth. The increase in the unallocated corporate overhead was primarily attributable to $1.1 million of acquisition and integration related expenses, and higher employee and other expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2015	2014
Nurse and allied healthcare staffing	$36,290	$27,365
Locum tenens staffing	16,400	13,090
Physician permanent placement services	4,460	4,525
Unallocated corporate overhead	12,025	7,868
Share-based compensation	2,377	1,819
	$71,552	$54,667
Depreciation and Amortization Expenses.    Amortization expense increased 53% to $2.9 million for the three months ended March 31, 2015 from $1.9 million for the same period in 2014, primarily attributable to additional amortization expense related to the intangibles assets resulting from the OH and Avantas acquisitions. Depreciation expense increased 16% to $2.2 million for the three months ended March 31, 2015 from $1.9 million for the same period in 2014, primarily attributable to fixed assets acquired as part of the OH and Avantas acquisitions and an increase in purchased and developed hardware and software for our front and back office information technology initiatives.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $1.8 million during the three months ended March 31, 2015 and 2014. The consistent interest expense for the three months ended March 31, 2015 as compared to the same period in 2014 was due to higher outstanding debt balances offset by lower interest rates during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In addition, there were $0.2 million and $0.1 million losses on equity method investment for the three months ended March 31, 2015 and 2014, respectively.
Income Tax Expense.    Income tax expense was $10.8 million for the three months ended March 31, 2015 as compared to income tax expense of $6.0 million for the same period in 2014, reflecting effective income tax rates of 47% and 44% for these periods, respectively. The increase in our effective income tax rate was primarily attributable to an increase in our uncertain tax position reserves. We currently estimate our annual effective income tax rate to be approximately 45% for 2015.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2015	2014

Net cash provided by operating activities	$8,687	$864
Net cash used in investing activities	(85,350)	(4,709)
Net cash provided by (used in) in financing activities	75,155	(2,457)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. We are an obligor under a term loan and we maintain a revolving credit facility. At March 31, 2015, $142.5 million of our term loan was outstanding and $95.5 million was drawn under our revolving credit facility, with $120.1 million of available credit under our revolving credit facility. We describe in further detail our credit agreement under which our term loan and revolving credit facility are governed in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (8), Notes Payable and Related Credit Agreement” of our 2014 Annual Report.
In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under our term debt facility for which we pay a fixed rate of 0.983% and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.
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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $8.7 million, compared to $0.9 million for the same period in 2014. The increase in net cash provided by operating activities was primarily attributable to better operating results and an increase in accounts payable and accrued expenses between periods due to timing of payments. The increases were partially offset by increases in accounts receivable and accounts receivable for subcontractors. Our Days Sales Outstanding (“DSO”) was 61 days at both March 31, 2015 and December 31, 2014 and 56 days at March 31, 2014. Excluding the impact of the OH acquisition, our DSO was 60 days at March 31, 2015.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $85.4 million, compared to $4.7 million for the same period in 2014. The increase was primarily due to our $76.9 million acquisition of OH in January 2015. Capital expenditures were $6.4 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase in capital expenditures was primarily to support growth in the business and our initiative to enhance our front and back office information technology platforms, including PeopleSoft and Salesforce, and the integration of the OH and Avantas acquisitions.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015 was $75.2 million, primarily due to borrowing under our revolving credit facility to fund our OH acquisition, partially offset by repayment of $1.9 million under our term loan and $7.0 million under our revolving credit facility and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the three months ended March 31, 2014 was $2.5 million, primarily due to cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

The interest rate for amounts outstanding under both our term loan and revolving credit facility was 1.93% on a LIBOR basis as of March 31, 2015.
 Letters of Credit
 At March 31, 2015, we maintained outstanding standby letters of credit totaling $15.0 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15.0 million of outstanding letters of credit, we have collateralized $5.6 million in cash, cash equivalents and investments and the remaining amounts are collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31, 2014 totaled $15.0 million.

Off-Balance Sheet Arrangements
 At March 31, 2015, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2014 Annual Report that have occurred during the three months ended March 31, 2015 with the exception of an increase of approximately $78 million in the amount outstanding under our revolving credit facility, which resulted from our borrowings used to finance the OH acquisition. As of March 31, 2015, the total amount outstanding under our revolving credit facility was $95.5 million. Of this amount, $30 million was classified as current at March 31, 2015, based on management intentions to repay this amount during the next 12 months. The maturity date of our revolving credit facility is in 2019.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance provides that the standard will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed a one-year delay in the effective date of the new standard to 2018. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. We are evaluating the effect that adopting this new standard will have on our financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The adoption will not have a material effect on our consolidated financial statements as it will only result in a reclassification of our capitalized loan costs from other long-term assets to offset our debt balance.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the effect that adopting this new standard will have on our financial statements and related disclosures.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2014 Annual Report and include but are not limited to:

•	the effects of economic downturns or slow recoveries, which could result in less demand for our services;

•	any inability on our part to maintain existing and secure new contracts directly with our clients or through group purchasing organizations;

•	the level of consolidation and concentration of buyers of healthcare workforce solutions and staffing services, which could affect the pricing of our services and our ability to mitigate risk;

•	any inability on our part to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement or client needs;

•
the ability of our clients to retain and increase the productivity of their permanent staff, or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, which may negatively affect the demand for our services;

•
our ability to grow and operate our business profitably in compliance with federal and state healthcare industry regulation including conduct of operations, and costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting;

•
any significant negative effects on our business arising from federal legislation, including the Patient Protection and Affordable Care Act of 2010, regarding the current delivery and third-party payor system for healthcare;

•	the challenge to the classification of certain of our healthcare professionals as independent contractors, which could adversely affect our profitability;

•	the effect of medical malpractice, employment and wage regulation and other claims asserted against us, which could subject us to substantial liabilities;

•	any inability on our part to safely secure private information, which could subject us to substantial liabilities;

•	any inability on our part to implement new infrastructure and technology systems effectively, which may adversely affect our operating results and our ability to manage our business effectively;

•	the effect of technology disruptions and obsolescence, which may negatively affect our business operations;

•	any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs;

•	any inability on our part to properly screen and match healthcare professionals with suitable placements;

•	any inability on our part to successfully attract and retain a sufficient number of quality sales and operational personnel;

•	the loss of our key officers and management personnel;

•	any inability on our part to maintain our positive brand awareness and identity;

•	any recognition by us of an impairment to goodwill or indefinite-lived intangibles;

•
the effect of significant adverse adjustments by us to our tax and insurance-related accruals, which could decrease our earnings or increase our losses, as the case may be, or negatively affect our cash flow; and

•	our level of indebtedness and any inability on our part to generate sufficient cash flow to service our debt.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the three months ended March 31, 2015, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under our term debt facility for which we pay a fixed rate of 0.983% and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2015.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2014 Annual Report.

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

Date: May 8, 2015

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)