Form 10-Q
period 2015-06-30
AMN HEALTHCARE SERVICES INC
filed 2015-08-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
  No  ☒
As of August 3, 2015, there were 47,651,155 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,474	$13,073
Accounts receivable, net of allowances of $7,109 and $4,515 at June 30, 2015 and December 31, 2014, respectively	229,999	186,274
Accounts receivable, subcontractor	36,909	28,443
Deferred income taxes, net	27,362	27,330
Prepaid and other current assets	34,624	27,550
Total current assets	343,368	282,670
Restricted cash, cash equivalents and investments	21,698	19,567
Fixed assets, net of accumulated depreciation of $73,292 and $68,814 at June 30, 2015 and December 31, 2014, respectively	41,621	32,880
Other assets	45,210	39,895
Goodwill	197,325	154,387
Intangible assets, net of accumulated amortization of $47,769 and $41,963 at June 30, 2015 and December 31, 2014, respectively	176,930	152,517
Total assets	$826,152	$681,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,578	$78,993
Accrued compensation and benefits	76,581	67,995
Current portion of revolving credit facility	30,000	18,000
Current portion of notes payable	7,500	7,500
Deferred revenue	5,505	3,177
Other current liabilities	10,466	2,630
Total current liabilities	231,630	178,295
Revolving credit facility	55,500	—
Notes payable	133,125	136,875
Deferred income taxes, net	37,221	32,491
Other long-term liabilities	80,638	77,674
Total liabilities	538,114	425,335
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 47,636 and 46,639 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	476	466
Additional paid-in capital	437,873	434,529
Accumulated deficit	(149,979)	(178,058)
Accumulated other comprehensive loss	(332)	(356)
Total stockholders’ equity	288,038	256,581
Total liabilities and stockholders’ equity	$826,152	$681,916

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$350,144	$250,913	$677,654	$491,794
Cost of revenue	240,026	173,754	466,104	340,679
Gross profit	110,118	77,159	211,550	151,115
Operating expenses:
Selling, general and administrative	74,727	55,567	146,279	110,234
Depreciation and amortization	5,232	4,010	10,327	7,830
Total operating expenses	79,959	59,577	156,606	118,064
Income from operations	30,159	17,582	54,944	33,051
Interest expense, net (including loss on debt extinguishment of $3,113 for both the three and six months ended June 30, 2014), and other	1,977	4,629	3,784	6,475
Income before income taxes	28,182	12,953	51,160	26,576
Income tax expense	12,312	5,760	23,081	11,753
Net income	$15,870	$7,193	$28,079	$14,823

Other comprehensive income (loss):
Foreign currency translation	(80)	(37)	(12)	(46)
Unrealized gain on cash flow hedge, net of income taxes	36	—	36	—
Other comprehensive income (loss)	(44)	(37)	24	(46)

Comprehensive income	$15,826	$7,156	$28,103	$14,777

Net income per common share:
Basic	$0.33	$0.15	$0.59	$0.32
Diluted	$0.32	$0.15	$0.58	$0.31
Weighted average common shares outstanding:
Basic	47,573	46,479	47,361	46,416
Diluted	48,863	47,836	48,615	47,876

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,079	$14,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,327	7,830
Non-cash interest expense and other	991	676
Loss on debt extinguishment	—	3,113
Increase in allowances for doubtful accounts and sales credits	4,075	2,153
Provision for deferred income taxes	6,229	(1,074)
Share-based compensation	4,530	3,570
Excess tax benefits from share-based compensation	(6,811)	(1,716)
Loss on disposal or sale of fixed assets	—	4
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(27,339)	(6,181)
Accounts receivable, subcontractor	(8,466)	(4,241)
Income taxes receivable	5,203	2,079
Prepaid expenses and other current assets	(8,321)	(3,081)
Other assets	(2,693)	(54)
Accounts payable and accrued expenses	14,062	(6,146)
Accrued compensation and benefits	5,340	96
Other liabilities	8,798	1,124
Deferred revenue	1,814	23
Restricted cash, cash equivalents and investments balance	(2,131)	(5,957)
Net cash provided by operating activities	33,687	7,041

Cash flows from investing activities:
Purchase and development of fixed assets	(14,604)	(9,876)
Convertible loan to Pipeline Health Holdings LLC	(1,000)	—
Equity method investment in Pipeline Health Holdings LLC	—	(3,000)
Payments to fund deferred compensation plan	(2,152)	(1,399)
Cash paid for acquisition, net of cash received	(76,945)	—
Cash paid for working capital adjustments for prior acquisition	(165)	—
Change in restricted cash, cash equivalents and investments balance	—	8,466
Net cash used in investing activities	(94,866)	(5,809)

Cash flows from financing activities:
Capital lease repayments	(4)	(313)
Payments on term loan	(3,750)	(151,495)
Proceeds from term loan	—	150,000
Payments on revolving credit facility	(17,000)	(33,000)
Proceeds from revolving credit facility	84,500	29,500
Payment of financing costs	—	(3,488)
Proceeds from exercise of equity awards	3,353	58
Cash paid for shares withheld for taxes	(11,318)	(4,243)
Excess tax benefits from share-based compensation	6,811	1,716
Net cash provided by (used in) financing activities	62,592	(11,265)
Effect of exchange rate changes on cash	(12)	(46)
Net increase (decrease) in cash and cash equivalents	1,401	(10,079)
Cash and cash equivalents at beginning of period	13,073	15,580
Cash and cash equivalents at end of period	$14,474	$5,501

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $101 and $46 capitalized for the six months ended June 30, 2015 and 2014, respectively)	$2,736	$2,760
Cash paid for income taxes	$7,382	$9,170
Acquisitions:
Fair value of tangible assets acquired in acquisition, net of cash received	$25,612	$—
Goodwill	42,773	—
Intangible assets	30,219	—
Liabilities assumed	(21,659)	—
Net cash paid for acquisitions	$76,945	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,606	$3,154
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
The preliminary allocation of the $76,945 purchase price consisted of $25,612 of fair value of tangible assets acquired (including $20,461 of accounts receivable), $21,659 of liabilities assumed (including $10,534 of accounts payable and accrued expenses), $30,219 of identified intangible assets, and $42,773 of goodwill, a portion of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, staffing database, acquired technologies and non-compete agreements. The weighted average useful life of the acquired intangible assets is approximately 11 years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$8,100	3 - 15
Customer Relationships	17,600	10 - 15
Staffing Database	2,600	5
Acquired Technologies	1,700	8
Non-compete agreements	219	2
	$30,219
Of the $42,773 allocated to goodwill, $37,496 and $5,277 were allocated to the Company’s nurse and allied healthcare staffing segment and locum tenens staffing segment, respectively.
The results of Onward Healthcare and Medefis are included in the Company’s nurse and allied healthcare staffing segment and the results of Locum Leaders are included in the Company’s locum tenens staffing segment. For the three months ended June 30, 2015, approximately $36,111 of revenue and $3,822 of income before income taxes of the Onward Healthcare entities were included in the unaudited condensed consolidated statement of operations. For the six months ended June 30, 2015, approximately $67,347 of revenue and $6,642 of income before income taxes of the Onward Healthcare entities were included in the unaudited condensed consolidated statement of operations.
The following summary presents unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2015 and 2014 as if the OH acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense, acquisition-related costs and the amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$350,144	$278,138	$679,939	$545,037
Net income	$16,280	$7,336	$29,163	$14,996
Net income per common share:
Basic	$0.34	$0.16	$0.62	$0.32
Diluted	$0.33	$0.15	$0.60	$0.31

Avantas Acquisition
On December 22, 2014, the Company completed its acquisition of Avantas, a leading provider of clinical labor management services, including workforce consulting, data analytics, predictive modeling and SaaS-based scheduling technology, for $17,520, which the Company funded through cash-on-hand and borrowings under its revolving credit facility. The total purchase price of $17,520 included $14,470 cash consideration paid, $1,650 cash holdback for potential claims, and contingent earn-out with a fair value of $1,400. During the six months ended June 30, 2015, the Company paid an additional $165 to the selling equityholders for a working capital adjustment. The acquisition is intended to help enable the Company to provide a level of workforce predictability to clients that can be integrated with its workforce and staffing solutions. The acquisition is not considered a material business combination and, accordingly, pro forma information is not provided. The Company did not incur any material acquisition-related costs.
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

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its healthcare professionals along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $44,426 and $33,474 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2015 and the audited consolidated balance sheet as of December 31, 2014, respectively.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments.
Share-based awards to purchase 2 and 385 shares of common stock were not included in the calculation of diluted net income per common share for the three months ended June 30, 2015 and 2014, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 18 and 373 shares of common stock were not included in the calculation of diluted net income per common share for the six months ended June 30, 2015 and 2014, respectively, because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$15,870	$7,193	$28,079	$14,823

Net income per common share - basic	$0.33	$0.15	$0.59	$0.32
Net income per common share - diluted	$0.32	$0.15	$0.58	$0.31

Weighted average common shares outstanding - basic	47,573	46,479	47,361	46,416
Plus dilutive effect of potential common shares	1,290	1,357	1,254	1,460
Weighted average common shares outstanding - diluted	48,863	47,836	48,615	47,876

5. SEGMENT INFORMATION
The Company has three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services.
The Company’s management relies on internal management reporting processes that provide revenue and operating income by reportable segment for making financial decisions and allocating resources. Segment operating income represents income before income taxes plus depreciation, amortization of intangible assets, share-based compensation, interest expense

(net) and other, and unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Nurse and allied healthcare staffing	$240,016	$165,894	$469,062	$329,344
Locum tenens staffing	97,388	74,309	184,080	141,180
Physician permanent placement services	12,740	10,710	24,512	21,270
	$350,144	$250,913	$677,654	$491,794
Segment Operating Income
Nurse and allied healthcare staffing	$35,395	$22,032	$67,296	$42,004
Locum tenens staffing	11,711	7,818	20,821	14,691
Physician permanent placement services	3,277	2,187	6,548	4,318
	50,383	32,037	94,665	61,013
Unallocated corporate overhead	12,839	8,694	24,864	16,562
Depreciation and amortization	5,232	4,010	10,327	7,830
Share-based compensation	2,153	1,751	4,530	3,570
Interest expense, net (including loss on debt extinguishment of $3,113 for both the three and six months ended June 30, 2014), and other	1,977	4,629	3,784	6,475
Income before income taxes	$28,182	$12,953	$51,160	$26,576

6. DERIVATIVE INSTRUMENTS
In April 2015, the Company entered into an interest rate swap agreement to minimize its exposure to interest rate fluctuations on $100,000 of its outstanding variable rate debt under its existing term loan facility whereby the Company pays a fixed rate of 0.983% per annum and receives a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.

At June 30, 2015, the interest rate swap agreement had a fair value of $59, which is included in other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015. The Company has formally documented the hedging relationship and accounts for this arrangement as a cash flow hedge. The Company recognizes all derivatives on the balance sheet at fair value based on dealer quotes. Gains or losses resulting from changes in the values of the arrangement are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used in the hedging transaction is highly effective in offsetting changes in fair values or cash flows of the hedged item. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2 and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4 - Fair Value Measurement” of the 2014 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2015, except for the new interest rate swap agreement entered into in April 2015.
Assets and Liabilities Measured on a Recurring Basis
The Company’s assets that are measured at fair value on a recurring basis include restricted cash equivalents, investments and the interest rate swap.

The Company’s restricted cash equivalents and investments typically consist of U.S. Treasury securities and money market funds on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit.
The Company’s interest rate swap asset position is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap has been measured as of June 30, 2015 in accordance with Level 2 input of the fair value hierarchy using broker quotes, which the Company believes is an industry standard model that considers time value, current market and contractual prices for the underlying instrument, volatility factors and other relevant economic measures. In determining the fair value of the interest rate swap, the Company also considers a credit risk adjustment to incorporate the impact of non-performance risk, which was deemed to be insignificant as of June 30, 2015.
In addition, with the acquisition of Avantas, the Company may have an obligation to pay earn-out consideration of up to $8,500 to the selling equity holders if Avantas meets certain future financial metrics for the 12 month period ending June 30, 2016. The earn-out liability was estimated based on estimated cash flows determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. As there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of Avantas to estimate the fair value of this liability. As such, the contingent consideration liability is classified within Level 3.
In connection with estimating the fair value of the contingent consideration, the Company estimates the weighted probability of Avantas earning each of the five specified tiered earn-out amounts of $0, $1,500, $3,500, $5,500 and $8,500, which are each tied to the financial performance of Avantas for the 12 month period ending June 30, 2016. An increase or decrease in the probability of achievement will result in an increase or decrease to the estimated fair value of the contingent consideration. The Company reassesses the fair value each reporting period and adjusts the liability to its then fair value. There was no change in the fair value of the liability during the six months ended June 30, 2015.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,626	$5,626	$—	$—
Interest rate swap asset	59	—	59	—
Acquisition contingent consideration earn-out liability	1,400	—	—	1,400
Total financial assets and liabilities measured at fair value	$7,085	$5,626	$59	$1,400

	Fair Value Measurements as of December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,291	$5,291	$—	$—
Money market funds	335	335	—	—
Acquisition contingent consideration earn-out liability	1,400	—	—	1,400
Total financial assets and liabilities measured at fair value	$7,026	$5,626	$—	$1,400

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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets or equity method investment during the six months ended June 30, 2015 and 2014.
Fair Value of Financial Instruments
The carrying amount of the Company’s notes payable and revolving credit facility approximate their fair value as the instruments’ interest rates are variable and comparable to rates currently offered for similar debt instruments of comparable maturity. The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to income taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2015, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations by tax authorities for years before 2005. The Company’s tax years 2007, 2008, 2009 and 2010 have been under audit by the Internal Revenue Service (“IRS”) for several years and, in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER are mutually exclusive, and contain multiple tax positions, some of which are contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014. The Company received a final determination from the IRS in July, 2015 on both the RAR adjustments and ETER assessments and the federal audit has been settled for $5,800 (excluding interest) during the third quarter of 2015. As a result, the Company will record federal income tax benefits of approximately $12,000 during the quarter ending September 30, 2015 and expects to record the state income tax benefits of approximately $1,500 by the quarter ending December 31, 2016, when the various state statutes are projected to lapse. Effective with the quarter ending September 30, 2015, the Company will no longer be subject to federal income or payroll examinations for years prior to and including 2010.
The IRS has also been conducting a separate audit of the Company’s 2011 and 2012 tax years. The income and employment tax issues addressed in the 2011 and 2012 examination are consistent with the issues raised in the 2007 through 2010 examination. During the quarter ended March 31, 2015, the IRS completed its 2011 and 2012 examination and issued its RAR and ETER to the Company. The proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2011 and 2012 are related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER for the 2011 and 2012 years are mutually exclusive and contain multiple tax positions, some of which are contrary to each other. The Company has filed a Protest Letter for both the RAR and ETER and intends to defend its position. The Company believes its reserves are adequate with respect to these open years. The IRS began an audit of the Company’s 2013 tax year during the quarter ended June 30, 2015.
9. COMMITMENTS AND CONTINGENCIES
(a) Legal
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. With regards to outstanding loss contingencies as of June 30, 2015, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

(b) Leases
 On January 26, 2015, the Company entered into a 10-year operating lease agreement for office space in Dallas, Texas that will replace its current operating lease agreement for its Irving, Texas offices, which expires in August 2015. Base rent payments under the new lease agreement will begin in September 2015 and the total estimated base rent payments will be approximately $23,956 over the life of the lease, which is ten years. The rent payments have been included in the total minimum lease payment table set forth in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12(b) - Commitments and Contingencies - Leases” of the Company’s 2014 Annual Report.

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

We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing, and physician permanent placement services. For the three months ended June 30, 2015, we recorded revenue of $350.1 million, as compared to $250.9 million for the same period last year. For the three months ended June 30, 2015, we recorded net income of $15.9 million, as compared to $7.2 million for the same period last year. For the six months ended June 30, 2015, we recorded revenue of $677.7 million, as compared to $491.8 million for the same period last year. For the six months ended June 30, 2015, we recorded net income of $28.1 million, as compared to $14.8 million for the same period last year.
On January 7, 2015, we completed the acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”). Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a leading provider of a software as a service, or “SaaS,” based vendor management system for healthcare facilities. The results of Onward Healthcare and Medefis are included in our nurse and allied healthcare staffing segment and the results of Locum Leaders are included in our locum tenens staffing segment since the date of acquisition. In addition, during the fourth quarter of 2014 we acquired Avantas. The results of Avantas are included in our nurse and allied healthcare staffing segment. For the three months ended June 30, 2015, approximately $38.2 million of OH and Avantas revenue and $3.6 million of OH and Avantas income before income taxes were included in the unaudited condensed consolidated statement of operations. For the six months ended June 30, 2015, approximately $71.7 million of OH and Avantas revenue and $6.3 million of OH and Avantas income before taxes were included in the unaudited condensed consolidated statement of operations.

Nurse and allied healthcare staffing segment revenue comprised 69% and 67% of total consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. Through our nurse and allied healthcare staffing segment, we provide hospitals and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage all of the temporary nursing and allied staffing needs of a client; (2) a SaaS VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs; and (5) clinical labor consulting management services.

Locum tenens staffing segment revenue comprised 27% and 29% of total consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. Through our locum tenens staffing segment, we provide (1) a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) a SaaS VMS through which our clients can manage all of their locum tenens needs; and (3) placement of physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the six months ended June 30, 2015 and 2014. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians for permanent placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients.

Management Initiatives
 Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we offer innovative workforce solution offerings such as MSP, VMS, RPO and clinical labor management consulting in addition to traditional travel nurse and allied temporary staffing, locum tenens staffing, and physician permanent placement services. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through enhanced productivity, labor optimization and candidate quality enhancement. We continually seek strategic opportunities to expand into new workforce solutions with recurring revenue streams as well as expanding our services to encompass emerging healthcare roles. At the same time, we continue to invest in our technology infrastructure and new recruitment approaches to capitalize on the demand growth we are experiencing and expect to continue due to the impact of healthcare reform, the aging population and healthcare staffing shortages within certain regions and disciplines.
Recent Trends
The healthcare staffing environment has remained strong throughout the first half of 2015. Demand in all our staffing businesses is significantly above prior-year levels. This demand growth has translated into an increase in the number of healthcare professionals currently on assignment and increased booking levels for future assignments. On the supply side, since the beginning of 2015, we have been experiencing an increase in the number of first time healthcare professional travelers, which we believe demonstrates more willingness for healthcare professionals to work temporary assignments.
We continue to experience a high level of demand for our workforce solution programs. Comprised of ShiftWise, Avantas and Medefis along with our MSP and RPO programs, we expect that revenue attributable to our suite of workforce solutions offerings will continue to grow. The growth in revenue from these workforce solution offerings and improvement in our bill rates are contributing to our increasing gross margins. While we have increased pay rates to attract more nursing professionals into our industry to meet the increased demand, the highly competitive market for supply has allowed us to negotiate increased bill rates with many of our clients to mitigate the overall gross margin impact.
We continue to experience strong demand for our services within both the locum tenens and physician permanent placement services segments. We have also seen an increase in our sales productivity in these divisions that has translated into improved profitability.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing; (2) locum tenens staffing; and (3) physician permanent placement services. The OH and Avantas acquisitions impact the comparability of the results between the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.6	69.2	68.8	69.3
Gross profit	31.4	30.8	31.2	30.7
Selling, general and administrative	21.3	22.1	21.6	22.4
Depreciation and amortization	1.5	1.6	1.5	1.6
Income from operations	8.6	7.1	8.1	6.7
Interest expense, net, and other	0.6	1.8	0.6	1.3
Income before income taxes	8.0	5.3	7.5	5.4
Income tax expense	3.5	2.3	3.4	2.4
Net income	4.5%	3.0%	4.1%	3.0%

Comparison of Results for the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue.    Revenue increased 40% to $350.1 million for the three months ended June 30, 2015 from $250.9 million for the same period in 2014, due to additional revenue of approximately $38.2 million resulting from our OH and Avantas acquisitions with the remainder of the increase driven by 24% organic growth.
Nurse and allied healthcare staffing segment revenue increased 45% to $240.0 million for the three months ended June 30, 2015 from $165.9 million for the same period in 2014. Of the $74.1 million increase, approximately $29.4 million was attributable to the additional revenue in connection with the OH and Avantas acquisitions, with the remainder primarily attributable to a 13% increase in the average number of healthcare professionals on assignment, a 7% increase in the average bill rate, an increase in the average numbers of hours worked by our healthcare professionals, and growth in our other workforce solutions offerings during the three months ended June 30, 2015.
 Locum tenens staffing segment revenue increased 31% to $97.4 million for the three months ended June 30, 2015 from $74.3 million for the same period in 2014. Of the $23.1 million increase, $8.9 million was attributable to the additional revenue in connection with the OH acquisition with the remainder primarily attributable to a 12% increase in the number of days filled and a 6% increase in revenue per day filled during the three months ended June 30, 2015.
Physician permanent placement services segment revenue increased 19% to $12.7 million for the three months ended June 30, 2015 from $10.7 million for the same period in 2014. The increase was primarily due to an increase in billable active searches and the average placement value during the three months ended June 30, 2015.

Gross Profit.    Gross profit increased 43% to $110.1 million for the three months ended June 30, 2015 from $77.2 million for the same period in 2014, representing gross margins of 31.4% and 30.8%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in the nurse and allied healthcare staffing segment. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the addition of the higher margin Medefis business from the OH acquisition, the Avantas acquisition, and growth in our higher margin RPO and ShiftWise business lines during the three months ended June 30, 2015. The locum tenens staffing segment experienced a decrease in gross margin, which was primarily due to higher sales adjustments during the three months ended June 30, 2015. Gross margin by reportable segment for the three months ended June 30, 2015 and 2014 was 30.7% and 29.1% for nurse and allied healthcare staffing, 29.2% and 29.8% for locum tenens staffing, and 63.1% and 63.5% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $74.7 million, representing 21.3% of revenue, for the three months ended June 30, 2015, as compared to $55.6 million, representing

22.1% of revenue, for the same period in 2014. The increase in SG&A expenses was primarily due to $7.8 million of additional SG&A expenses from the OH and Avantas acquisitions, $1.8 million of acquisition and integration costs, and higher expenses to support our growth, partially offset by a $3.3 million favorable actuarial-based decrease in our professional liability reserves as compared to a $1.6 million favorable decrease in the same period in 2014. SG&A expense increases in the nurse and allied healthcare staffing and locum tenens staffing segments were primarily attributable to $5.9 million and $1.6 million, respectively, of additional SG&A expenses from the acquisitions and higher expenses to support our growth. The increase in the unallocated corporate overhead was primarily attributable to $1.8 million of acquisition and integration costs, and higher employee and other expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended June 30,
	2015	2014
Nurse and allied healthcare staffing	$38,227	$26,211
Locum tenens staffing	16,741	14,294
Physician permanent placement services	4,767	4,617
Unallocated corporate overhead	12,839	8,694
Share-based compensation	2,153	1,751
	$74,727	$55,567
Depreciation and Amortization Expenses.    Amortization expense increased 53% to $2.9 million for the three months ended June 30, 2015 from $1.9 million for the same period in 2014, primarily attributable to additional amortization expense related to the intangible assets acquired in the OH and Avantas acquisitions. Depreciation expense increased 10% to $2.3 million for the three months ended June 30, 2015 from $2.1 million for the same period in 2014, primarily attributable to fixed assets acquired as part of the OH and Avantas acquisitions and an increase in purchased and developed hardware and software for our front and back office information technology initiatives.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $2.0 million during the three months ended June 30, 2015 and $4.6 million during the three months ended June 30, 2014. The decrease is primarily due to a $3.1 million write-off of unamortized deferred financing fees and original issue discount for the three months ended June 30, 2014 in connection with the refinancing of our credit facilities that we entered into on April 18, 2014, partially offset by a higher average debt outstanding balance for the three months ended June 30, 2015, which resulted from our borrowings used to finance the OH acquisition. In addition, there was $0.3 million and $0.2 million of losses on equity method investment for the three months ended June 30, 2015 and 2014, respectively.
Income Tax Expense.    Income tax expense was $12.3 million for the three months ended June 30, 2015 as compared to income tax expense of $5.8 million for the same period in 2014, reflecting effective income tax rate of 44% for both periods. We currently estimate our annual effective income tax rate to be approximately 44% for 2015.

Comparison of Results for the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Revenue.    Revenue increased 38% to $677.7 million for the six months ended June 30, 2015 from $491.8 million for the same period in 2014, due to additional revenue of approximately $71.7 million resulting from our OH and Avantas acquisitions with the remainder of the increase driven by 23% organic growth.
Nurse and allied healthcare staffing segment revenue increased 42% to $469.1 million for the six months ended June 30, 2015 from $329.3 million for the same period in 2014. Of the $139.7 million increase, $55.8 million was attributable to the additional revenue in connection with the OH and Avantas acquisitions, with the remainder primarily attributable to a 12% increase in the average number of healthcare professionals on assignment, a 7% increase in the average bill rate, an increase in the average numbers of hours worked by our healthcare professionals, and growth in our other workforce solutions offerings during the six months ended June 30, 2015.
 Locum tenens staffing segment revenue increased 30% to $184.1 million for the six months ended June 30, 2015 from $141.2 million for the same period in 2014. Of the $42.9 million increase, $15.9 million was attributable to the additional revenue in connection with the OH acquisition with the remainder primarily attributable to a 12% increase in the number of days filled and a 6% increase in revenue per day filled during the six months ended June 30, 2015.

Physician permanent placement services segment revenue increased 15% to $24.5 million for the six months ended June 30, 2015 from $21.3 million for the same period in 2014. The increase was primarily due to an increase in billable active searches and placements during the six months ended June 30, 2015.

Gross Profit.    Gross profit increased 40% to $211.6 million for the six months ended June 30, 2015 from $151.1 million for the same period in 2014, representing gross margins of 31.2% and 30.7%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in both the nurse and allied healthcare staffing and physician permanent placement services segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the addition of the higher margin Medefis business from the OH acquisition, the Avantas acquisition, and growth in our higher margin RPO and ShiftWise business lines during the six months ended June 30, 2015. The physician permanent placement services segment increase was primarily due to lower recruiter compensation as a percentage of revenue during the six months ended June 30, 2015. The locum tenens staffing segment experienced a decrease in gross margin, which was primarily due to higher sales adjustments and lower bill to pay spreads during the six months ended June 30, 2015. Gross margin by reportable segment for the six months ended June 30, 2015 and 2014 was 30.2% and 29.0% for nurse and allied healthcare staffing, 29.3% and 29.8% for locum tenens staffing, and 64.4% and 63.3% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    SG&A expenses were $146.3 million, representing 21.6% of revenue, for the six months ended June 30, 2015, as compared to $110.2 million, representing 22.4% of revenue, for the same period in 2014. The increase in SG&A expenses was primarily due to $14.8 million of additional SG&A expenses from the OH and Avantas acquisitions, $2.9 million of acquisition and integration costs, and higher expenses to support our growth, partially offset by a $3.3 million favorable actuarial-based decrease in our professional liability reserves as compared to a $2.1 million favorable decrease in the same period in 2014. SG&A expense increases in the nurse and allied healthcare staffing and locum tenens staffing segments were primarily attributable to $11.2 million and $2.9 million, respectively, of additional SG&A expenses from the acquisitions and higher expenses to support our growth. The increase in unallocated corporate overhead was primarily attributable to $2.9 million of acquisition and integration costs, and higher employee and other expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Six Months Ended June 30,
	2015	2014
Nurse and allied healthcare staffing	$74,517	$53,576
Locum tenens staffing	33,141	27,384
Physician permanent placement services	9,227	9,142
Unallocated corporate overhead	24,864	16,562
Share-based compensation	4,530	3,570
	$146,279	$110,234
Depreciation and Amortization Expenses.    Amortization expense increased 53% to $5.8 million for the six months ended June 30, 2015 from $3.8 million for the same period in 2014, primarily attributable to additional amortization expense related to the intangible assets acquired in the OH and Avantas acquisitions. Depreciation expense increased 13% to $4.5 million for the six months ended June 30, 2015 from $4.0 million for the same period in 2014, primarily attributable to fixed assets acquired as part of the OH and Avantas acquisitions and an increase in purchased and developed hardware and software for our front and back office information technology initiatives.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $3.8 million during the six months ended June 30, 2015 and $6.5 million for the same period in 2014. The decrease is primarily due to a $3.1 million write-off of unamortized deferred financing fees and original issue discount for the six months ended June 30, 2014 in connection with the refinancing of our credit facilities that we entered into on April 18, 2014, partially offset by a higher average debt outstanding balance for the six months ended June 30, 2015, which resulted from our borrowings used to finance the OH acquisition. In addition, there were $0.5 million and $0.2 million of losses on equity method investment for the six months ended June 30, 2015 and 2014, respectively.
Income Tax Expense.    Income tax expense was $23.1 million for the six months ended June 30, 2015 as compared to income tax expense of $11.8 million for the same period in 2014, reflecting effective income tax rates of 45% and 44% for these periods, respectively. The increase in our effective income tax rate was primarily attributable to a one time discrete item that occurred during the six months ended June 30, 2015. We currently estimate our annual effective income tax rate to be approximately 44% for 2015.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Six Months Ended June 30,
	2015	2014

Net cash provided by operating activities	$33,687	$7,041
Net cash used in investing activities	(94,866)	(5,809)
Net cash provided by (used in) in financing activities	62,592	(11,265)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. We are an obligor under a term loan and we maintain a revolving credit facility. At June 30, 2015, $140.6 million of our term loan was outstanding and $85.5 million was drawn under our revolving credit facility, with $130.1 million of available credit under our revolving credit facility. We describe in further detail our credit agreement under which our term loan and revolving credit facility are governed in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (8), Notes Payable and Related Credit Agreement” of our 2014 Annual Report.
In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under our term debt facility for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.
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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $33.7 million, compared to $7.0 million for the same period in 2014. The increase in net cash provided by operating activities was primarily attributable to better operating results and an increase in accounts payable and accrued expenses between periods due to timing of payments. The increases were partially offset by increases in accounts receivable and accounts receivable for subcontractors. Our Days Sales Outstanding (“DSO”) was 60 days at June 30, 2015, 61 days at December 31, 2014, and 55 days at June 30, 2014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $94.9 million, compared to $5.8 million for the same period in 2014. The increase was primarily due to our $76.9 million acquisition of OH in January 2015. Capital expenditures were $14.6 million and $9.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase in capital expenditures was primarily to support growth in the business and our initiative to enhance our front and back office information technology platforms, including PeopleSoft and Salesforce, and the integration of the OH and Avantas acquisitions.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $62.6 million, primarily due to borrowing under our revolving credit facility to fund our OH acquisition, partially offset by repayment of $3.8 million under our term loan and $17 million under our revolving credit facility and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the six months ended June 30, 2014 was $11.3 million, primarily due to repayments of our debt, including both regularly scheduled payments and paying off our prior credit facilities, and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by the borrowings under the new credit facilities.

Excluding the effects of the interest rate swap on our term loan facility, the annual interest rate for amounts outstanding under both our term loan and revolving credit facilities was 2.19% on a LIBOR basis as of June 30, 2015.
 Letters of Credit
 At June 30, 2015, we maintained outstanding standby letters of credit totaling $15.0 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15.0 million of outstanding letters of credit, we have collateralized $5.6 million in cash, cash equivalents and investments and the remaining amounts are collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31, 2014 totaled $15.0 million.

Off-Balance Sheet Arrangements
 At June 30, 2015, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2014 Annual Report that have occurred during the six months ended June 30, 2015 with the exception of an increase of approximately $67.5 million in the amount outstanding under our revolving credit facility, which resulted from our borrowings used to finance the OH acquisition. As of June 30, 2015, the total amount outstanding under our revolving credit facility was $85.5 million. Of this amount, $30 million was classified as current at June 30, 2015, based on management intentions to repay this amount during the next 12 months. The maturity date of our revolving credit facility is in 2019.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance provides that the standard will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to amend the guidance by approving a one-year delay in the effective date of the new standard to 2018. Under this deferred implementation, early adoption is allowed, but not earlier than the original effective date. We are currently evaluating the timing of its adoption and the effect that adopting this new standard will have on our financial statements and related disclosures.
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
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for by the customer consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the effect that adopting this new standard will have on our financial statements and related disclosures.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the six months ended June 30, 2015, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under our term debt facility for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the six months ended June 30, 2015.

Item 4.	Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2015

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2015

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)