Form 10-Q
period 2015-09-30
AMN HEALTHCARE SERVICES INC
filed 2015-11-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of November 4, 2015, there were 47,693,968 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,408	$13,073
Accounts receivable, net of allowances of $7,460 and $4,515 at September 30, 2015 and December 31, 2014, respectively	248,779	186,274
Accounts receivable, subcontractor	49,521	28,443
Deferred income taxes, net	18,378	27,330
Prepaid expenses	12,818	10,350
Other current assets	25,077	17,200
Total current assets	368,981	282,670
Restricted cash, cash equivalents and investments	25,425	19,567
Fixed assets, net of accumulated depreciation of $74,460 and $68,814 at September 30, 2015 and December 31, 2014, respectively	45,407	32,880
Other assets	46,634	39,895
Goodwill	201,444	154,387
Intangible assets, net of accumulated amortization of $50,725 and $41,963 at September 30, 2015 and December 31, 2014, respectively	177,347	152,517
Total assets	$865,238	$681,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$113,152	$78,993
Accrued compensation and benefits	88,492	67,995
Current portion of revolving credit facility	30,000	18,000
Current portion of notes payable	7,500	7,500
Deferred revenue	4,944	3,177
Other current liabilities	6,026	2,630
Total current liabilities	250,114	178,295
Revolving credit facility	45,500	—
Notes payable	131,250	136,875
Deferred income taxes, net	39,000	32,491
Other long-term liabilities	75,409	77,674
Total liabilities	541,273	425,335
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 47,694 and 46,639 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	477	466
Additional paid-in capital	440,465	434,529
Accumulated deficit	(116,332)	(178,058)
Accumulated other comprehensive loss	(645)	(356)
Total stockholders’ equity	323,965	256,581
Total liabilities and stockholders’ equity	$865,238	$681,916

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$382,859	$264,584	$1,060,513	$756,378
Cost of revenue	256,850	184,278	722,954	524,957
Gross profit	126,009	80,306	337,559	231,421
Operating expenses:
Selling, general and administrative	83,098	60,319	229,377	170,553
Depreciation and amortization	5,304	4,086	15,631	11,916
Total operating expenses	88,402	64,405	245,008	182,469
Income from operations	37,607	15,901	92,551	48,952
Interest expense, net (including loss on debt extinguishment of $3,113 for the nine months ended September 30, 2014), and other	2,013	1,433	5,797	7,908
Income before income taxes	35,594	14,468	86,754	41,044
Income tax expense	1,947	5,969	25,028	17,722
Net income	$33,647	$8,499	$61,726	$23,322

Other comprehensive income (loss):
Foreign currency translation	54	75	42	29
Unrealized loss on cash flow hedge, net of income taxes	(367)	—	(331)	—
Other comprehensive income (loss)	(313)	75	(289)	29

Comprehensive income	$33,334	$8,574	$61,437	$23,351

Net income per common share:
Basic	$0.71	$0.18	$1.30	$0.50
Diluted	$0.69	$0.18	$1.27	$0.49
Weighted average common shares outstanding:
Basic	47,674	46,546	47,466	46,460
Diluted	48,978	48,122	48,737	47,959

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$61,726	$23,322
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	15,631	11,916
Non-cash interest expense and other	1,445	1,104
Loss on debt extinguishment	—	3,113
Change in fair value of contingent consideration	(300)	—
Increase in allowances for doubtful accounts and sales credits	5,315	2,915
Provision for deferred income taxes	17,683	1,768
Share-based compensation	6,551	5,361
Excess tax benefits from share-based compensation	(7,269)	(1,780)
Loss on disposal or sale of fixed assets	3	50
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(46,732)	(19,516)
Accounts receivable, subcontractor	(21,078)	(3,298)
Income taxes receivable	1,008	484
Prepaid expenses	(2,213)	(1,935)
Other current assets	(6,111)	(733)
Other assets	(3,454)	(188)
Accounts payable and accrued expenses	25,808	(4,302)
Accrued compensation and benefits	16,707	8,625
Other liabilities	(4,365)	4,662
Deferred revenue	1,140	(37)
Restricted cash, cash equivalents and investments balance	(5,858)	(9,038)
Net cash provided by operating activities	55,637	22,493

Cash flows from investing activities:
Purchase and development of fixed assets	(21,122)	(14,287)
Equity method investment in Pipeline Health Holdings LLC	(1,000)	(5,000)
Payments to fund deferred compensation plan	(2,250)	(2,174)
Cash paid for acquisitions, net of cash received	(81,097)	—
Cash paid for working capital adjustments for prior year acquisition	(165)	—
Change in restricted cash, cash equivalents and investments balance	—	11,141
Net cash used in investing activities	(105,634)	(10,320)

Cash flows from financing activities:
Capital lease repayments	(4)	(472)
Payments on term loan	(5,625)	(153,370)
Proceeds from term loan	—	150,000
Payments on revolving credit facility	(27,000)	(39,500)
Proceeds from revolving credit facility	84,500	29,500
Payment of financing costs	—	(3,488)
Proceeds from exercise of equity awards	3,663	1,792
Cash paid for shares withheld for taxes	(11,513)	(4,361)
Excess tax benefits from share-based compensation	7,269	1,780
Net cash provided by (used in) financing activities	51,290	(18,119)
Effect of exchange rate changes on cash	42	29
Net increase (decrease) in cash and cash equivalents	1,335	(5,917)

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents at beginning of period	13,073	15,580
Cash and cash equivalents at end of period	$14,408	$9,663

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $173 and $83 capitalized for the nine months ended September 30, 2015 and 2014, respectively)	$4,334	$3,687
Cash paid for income taxes	$20,655	$12,732
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$26,340	$—
Goodwill	46,891	—
Intangible assets	33,592	—
Liabilities assumed	(22,526)	—
Holdback provision	(500)	—
Earn-out liabilities	(2,700)	—
Net cash paid for acquisitions	$81,097	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,206	$3,751
Convertible loan converted to equity method investment in Pipeline Health Holdings LLC	$1,000	$—
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, and income taxes. Actual results could differ from those estimates under different assumptions or conditions.
Reclassification
Certain reclassifications that are not material have been made to the prior year’s consolidated financial statements to conform to the current year presentation.

2. BUSINESS COMBINATIONS
The First String Healthcare Acquisition
On September 15, 2015, the Company completed its acquisition of The First String Healthcare (“TFS”), a leading provider of interim staffing and permanent placement of nurse leaders and executives. The total purchase price of $7,653 included (1) $4,453 cash consideration paid upon acquisition, funded by cash-on-hand, net of cash received, (2) $500 to be paid on the first anniversary of the acquisition date, and (3) a contingent earn-out with a fair value of $2,700 as of the acquisition date. Also, the purchase agreement included an additional $1,000 payment to be paid on the second anniversary of the acquisition date conditioned upon, subject to certain exceptions, continued employment of the selling shareholders, which will be recorded as compensation expense for post-combination services. The acquisition is intended to enhance the Company’s capabilities to provide interim and permanent nursing leadership. As the acquisition is not considered significant, pro forma information is not provided. The Company did not incur any material acquisition-related costs.
The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The acquisition agreement provides for a tiered contingent earn-out payment of up to $4,000, of which (1) up to $1,000 may be paid to the sellers in 2016 based on the operating results of TFS for the 12-month period ending December 31, 2015 and (2) up to $3,000 may be paid in 2017 based on the operating results of TFS for the 12-month period ending December 31, 2016. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to tax matters.
The preliminary allocation of the purchase price consisted of $920 of fair value of tangible assets acquired, $867 of liabilities assumed, $3,373 of identified intangible assets and $4,228 of goodwill, which goodwill is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships staffing database and covenant not to compete. The weighted average useful life of the acquired intangible assets subject to amortization is approximately seven years.

The results of operations of TFS are included in the nurse and allied healthcare staffing segment in the Company’s consolidated financial statements since the date of acquisition.
Onward Healthcare Acquisition
On January 7, 2015, the Company completed its acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”), for approximately $76,643 in cash, funded by cash-on-hand and borrowings under the Company’s revolving credit facility. Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a provider of a software as a service, or “SaaS,” based vendor management system for healthcare facilities. The acquisition helps the Company to expand its service lines and its supply and placement capabilities of healthcare professionals to its clients.
The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to tax matters.
The preliminary allocation of the $76,643 purchase price consisted of $25,420 of fair value of tangible assets acquired (including $20,269 of accounts receivable), $21,659 of liabilities assumed (including $10,534 of accounts payable and accrued expenses), $30,219 of identified intangible assets, and $42,663 of goodwill, a portion of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, staffing database, acquired technologies and non-compete agreements. The weighted average useful life of the acquired intangible assets is approximately 11 years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$8,100	3 - 15
Customer Relationships	17,600	10 - 15
Staffing Database	2,600	5
Acquired Technologies	1,700	8
Non-compete agreements	219	2
	$30,219
Of the $42,663 allocated to goodwill, $37,422 and $5,241 were allocated to the Company’s nurse and allied healthcare staffing segment and locum tenens staffing segment, respectively.
The results of Onward Healthcare and Medefis are included in the Company’s nurse and allied healthcare staffing segment and the results of Locum Leaders are included in the Company’s locum tenens staffing segment since the date of acquisition. For the three months ended September 30, 2015, approximately $39,145 of revenue and $4,774 of income before income taxes of the OH entities were included in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2015, approximately $106,492 of revenue and $11,416 of income before income taxes of the OH entities were included in the unaudited condensed consolidated statement of operations.
The following summary presents unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2015 and 2014 as if the OH acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense, acquisition-related costs and the amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$382,859	$293,072	$1,062,798	$838,109
Net income	$34,350	$9,091	$63,513	$24,088
Net income per common share:
Basic	$0.72	$0.20	$1.34	$0.52
Diluted	$0.70	$0.19	$1.30	$0.50
Avantas Acquisition
On December 22, 2014, the Company completed its acquisition of Avantas, a leading provider of clinical labor management services, including workforce consulting, data analytics, predictive modeling and SaaS-based scheduling technology, for $17,520, which the Company funded through cash-on-hand and borrowings under its revolving credit facility. The total purchase price of $17,520 included $14,470 cash consideration paid, $1,650 cash holdback for potential working capital claims, and contingent earn-out payments with a fair value of $1,400 as of the acquisition date. As of September 30, 2015, the fair value of the contingent consideration liability was remeasured at $1,100, which resulted in a decrease in operating expenses of $300 during the three and nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company paid an additional $165 to the selling equityholders for a working capital adjustment. The acquisition is intended to help enable the Company to provide a level of workforce predictability to clients that can be integrated with its workforce and staffing solutions. As the acquisition is not significant, pro forma information is not provided. The Company did not incur any material acquisition-related costs.
The Company accounted for the acquisition using the acquisition method of accounting and, accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The acquisition agreement provides for a tiered contingent earn-out payment of up to $8,500 to be paid in 2016 based on the operating results of Avantas for the 12-month period ending June 30, 2016. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to tax matters.
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

3. REVENUE RECOGNITION
Revenue consists of fees earned from the permanent and temporary placement of healthcare professionals. Revenue is recognized when earned and realizable. The Company has entered into certain contracts with healthcare organizations to provide managed services programs. Under these contract arrangements, the Company uses its healthcare professionals along with those of third party subcontractors to fulfill client orders. If the Company uses subcontractors, it records revenue net of related subcontractors expense. The resulting net revenue represents the administrative fee the Company charges for its vendor management services. The Company records subcontractor accounts receivable from the client in the consolidated balance sheets. The Company generally pays the subcontractor after it has received payment from the client. Payables to subcontractors of $53,575 and $33,474 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2015 and the audited consolidated balance sheet as of December 31, 2014, respectively.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive share-based equity instruments.
Share-based awards to purchase 286 shares of common stock were not included in the calculation of diluted net income per common share for the three months ended September 30, 2014 because the effect of these instruments was anti-dilutive. Share-based awards to purchase 12 and 344 shares of common stock were not included in the calculation of diluted net income per common share for the nine months ended September 30, 2015 and 2014, respectively, because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$33,647	$8,499	$61,726	$23,322

Net income per common share - basic	$0.71	$0.18	$1.30	$0.50
Net income per common share - diluted	$0.69	$0.18	$1.27	$0.49

Weighted average common shares outstanding - basic	47,674	46,546	47,466	46,460
Plus dilutive effect of potential common shares	1,304	1,576	1,271	1,499
Weighted average common shares outstanding - diluted	48,978	48,122	48,737	47,959

5. SEGMENT INFORMATION
The Company has three reportable segments: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Nurse and allied healthcare staffing	$266,279	$174,292	$735,341	$503,636
Locum tenens staffing	101,755	78,816	285,835	219,996
Physician permanent placement services	14,825	11,476	39,337	32,746
	$382,859	$264,584	$1,060,513	$756,378
Segment Operating Income
Nurse and allied healthcare staffing	$40,873	$21,279	$108,169	$63,283
Locum tenens staffing	13,321	8,139	34,142	22,830
Physician permanent placement services	4,555	2,756	11,103	7,074
	58,749	32,174	153,414	93,187
Unallocated corporate overhead	13,817	10,396	38,681	26,958
Depreciation and amortization	5,304	4,086	15,631	11,916
Share-based compensation	2,021	1,791	6,551	5,361
Interest expense, net (including loss on debt extinguishment of $3,113 for the nine months ended September 30, 2014), and other	2,013	1,433	5,797	7,908
Income before income taxes	$35,594	$14,468	$86,754	$41,044

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

At September 30, 2015, the interest rate swap agreement had a fair value of $(542), which is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015. The Company has formally documented the hedging relationship and accounts for this arrangement as a cash flow hedge. The Company recognizes all derivatives on the balance sheet at fair value based on quotes from an independent pricing service. Gains or losses resulting from changes in the values of the arrangement are recorded in other comprehensive income (loss), net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used in the hedging transaction is highly effective in offsetting changes in fair values or cash flows of the hedged item. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2 and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 4 - Fair Value Measurement” of the 2014 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2015, except for the new interest rate swap agreement entered into in April 2015.
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
The Company’s interest rate swap is required to be measured at fair value on a recurring basis. The fair value of the interest rate swap has been measured as of September 30, 2015 in accordance with Level 2 input of the fair value hierarchy using an independent pricing service, which the Company believes is an industry standard model that considers time value, current market and contractual prices for the underlying instrument, volatility factors and other relevant economic measures. The valuation also consider credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company, which are considered Level 3 inputs; however, as of September 30, 2015, the credit risk adjustments, including nonperformance risk, were considered insignificant to the total fair value of the interest rate swaps.
The Company has an obligation to pay earn-out consideration of up to $8,500 to the selling equity holders if Avantas meets certain future financial metrics for the 12-month period ending June 30, 2016. The Company also has an obligation to pay earn-out consideration of up to $4,000 to the selling shareholders if TFS meets certain future financial metrics for calendar years 2015 and 2016. The earn-out liabilities in connection with both acquisitions were estimated based on estimated cash flows determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. As there is no market data available to use in valuing the contingent consideration, the Company developed its own assumptions related to the future financial performance of Avantas and TFS to estimate the fair value of the liabilities. As such, the contingent consideration liabilities are classified within Level 3.
In connection with estimating the fair value of the contingent consideration for Avantas, the Company estimates the weighted probability of Avantas earning each of the five specified tiered earn-out amounts of $0, $1,500, $3,500, $5,500 and $8,500, which are each tied to the financial performance of Avantas for the 12-month period ending June 30, 2016. An increase or decrease in the probability of achievement will result in an increase or decrease to the estimated fair value of the contingent consideration. The Company reassesses the fair value each reporting period and adjusts the liability to its then fair value. As of September 30, 2015, the fair value of the contingent consideration liability was remeasured at $1,100, which resulted in a decrease in operating expenses of $300 during the three and nine months ended September 30, 2015.
In connection with estimating the fair value of the contingent consideration for TFS, the Company estimates the weighted probability of TFS earning each of the three specified tiered earn-out amounts of $0, $500, and $1,000, which are each tied to the financial performance of TFS for calendar year 2015 and each of the six specified tiered earn-out amounts of $0, $1,000,

$1,500, $2,000, $2,500 and $3,000, which are each tied to the financial performance of TFS for calendar year 2016. An increase or decrease in the probability of achievement will result in an increase or decrease to the estimated fair value of the contingent consideration. The Company reassesses the fair value each reporting period and adjusts the liability to its then fair value.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,626	$5,626	$—	$—
Interest rate swap liability	542	—	542	—
Acquisition contingent consideration earn-out liabilities	3,800	—	—	3,800
Total financial assets and liabilities measured at fair value	$9,968	$5,626	$542	$3,800

	Fair Value Measurements as of December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$5,291	$5,291	$—	$—
Money market funds	335	335	—	—
Acquisition contingent consideration earn-out liability	1,400	—	—	1,400
Total financial assets and liabilities measured at fair value	$7,026	$5,626	$—	$1,400

Level 3 Information
The following table sets forth reconciliations of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three months ended September 30,
	2015	2014
Balance as of July 1	$1,400	$—
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	(300)	—
Additional contingent consideration earn-out liability from TFS acquisition	2,700	—
Balance as of September 30	$3,800	$—

	Nine months ended September 30,
	2015	2014
Balance as of January 1	$1,400	$—
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	(300)	—
Additional contingent consideration earn-out liability from TFS acquisition	2,700	—
Balance as of September 30	$3,800	$—

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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets or equity method investment during the nine months ended September 30, 2015 and 2014.
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

8. INCOME TAXES
The Company is subject to income taxation in the U.S. and various states and foreign jurisdictions. As of September 30, 2015, the Company is no longer subject to U.S. federal income or payroll tax examinations before 2011. With few exceptions, as of September 30, 2015, the Company is no longer subject to state, local or foreign income tax examinations by tax authorities for tax years before 2006. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and, in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contain multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014. The Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments and the federal audit was settled for $7,200 (including interest) during the third quarter of 2015. As a result, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015 and expects to record the state income tax benefits of approximately $1,500 by the quarter ending December 31, 2016, when the various state statutes are projected to lapse.
The IRS had also been conducting a separate audit of the Company’s 2011 and 2012 tax years. The income and employment tax issues addressed in the 2011 and 2012 examination are consistent with the issues raised in the 2007 through 2010 examination. During the quarter ended March 31, 2015, the IRS completed its 2011 and 2012 examination and issued its RAR and ETER to the Company. The proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010 and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2011 and 2012 are related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER for the 2011 and 2012 years are mutually exclusive and contain multiple tax positions, some of which are contrary to each other. The Company has filed a Protest Letter for both the RAR and ETER in April 2015. The Company intends to defend its position. The IRS began an audit of the Company’s 2013 tax year during the quarter ended June 30, 2015. The Company believes its reserves are adequate with respect to these open years.
9. COMMITMENTS AND CONTINGENCIES
(a) Legal
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. With regards to outstanding loss contingencies as of September 30, 2015, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

(b) Leases
On January 26, 2015, the Company entered into a 10-year operating lease agreement for office space in Dallas, Texas that replaced its current operating lease agreement for its Irving, Texas offices, which expired in August 2015. Base rent payments under the new lease agreement began in September 2015 and the total estimated base rent payments will be approximately $23,956 over the life of the lease, which is ten years. The rent payments have been included in the total minimum lease payment table set forth in Part II, Item 8, “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12(b) - Commitments and Contingencies - Leases” of the Company’s 2014 Annual Report.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Other current assets:
Restricted cash	$13,143	$9,054
Income taxes receivable	4,195	3,503
Other	7,739	4,643
Other current assets	$25,077	$17,200

Fixed assets:
Furniture and equipment	$21,158	$17,761
Software	93,485	78,593
Leasehold improvements	5,224	5,340
	119,867	101,694
Accumulated depreciation and amortization	(74,460)	(68,814)
Fixed assets, net	$45,407	$32,880

Accounts payable and accrued expenses:
Trade accounts payable	$48,109	$30,039
Subcontractor payable	53,575	33,474
Professional liability reserve	7,403	7,380
Overdraft	2,548	6,338
Other	1,517	1,762
Accounts payable and accrued expenses	$113,152	$78,993

Accrued compensation and benefits:
Accrued payroll	$32,569	$21,857
Accrued bonuses	20,218	15,196
Accrued travel expense	2,868	2,413
Accrued health insurance reserve	2,517	1,871
Accrued workers compensation reserve	7,539	5,830
Deferred compensation	21,968	20,729
Other	813	99
Accrued compensation and benefits	$88,492	$67,995

11. SUBSEQUENT EVENTS
On October 5, 2015, the Company completed its acquisition of Millican Solutions, Inc., a physician and executive leadership search firm serving academic medical centers nationwide for $4,075 in cash. The acquisition is intended to enhance the Company’s ability to respond to the specialized leadership needs within academic pediatrics and children’s medical centers and expands the Company’s expertise in serving academic medical centers and teaching hospitals in physician and leadership search.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2015 (“2014 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview

We are the innovator in healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce consulting services, predictive modeling, staff scheduling and the placement of physicians, nurses, allied healthcare professionals and healthcare executives into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency, improve patient outcomes and lead their organizations within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, and several other healthcare settings. Our clients utilize our workforce solutions and healthcare staffing services to meet their workforce needs, both temporary and permanent, in an economically beneficial manner. Our managed services program and vendor management systems enable healthcare organizations to increase their efficiency by managing all of their supplemental workforce needs through one company or technology.

We conduct business through three reportable segments: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. For the three months ended September 30, 2015, we recorded revenue of $382.9 million, as compared to $264.6 million for the same period last year. For the three months ended September 30, 2015, we recorded net income of $33.6 million, as compared to $8.5 million for the same period last year. For the nine months ended September 30, 2015, we recorded revenue of $1,060.5 million, as compared to $756.4 million for the same period last year. For the nine months ended September 30, 2015, we recorded net income of $61.7 million, as compared to $23.3 million for the same period last year.
On January 7, 2015, we completed the acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”). Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a leading provider of a software as a service, or “SaaS,” based vendor management system for healthcare facilities. The results of Onward Healthcare and Medefis are included in our nurse and allied healthcare staffing segment and the results of Locum Leaders are included in our locum tenens staffing segment, in each case since the date of acquisition. On September 15, 2015, we completed the acquisition of The First String Healthcare (“TFS”), a provider of interim staffing and permanent placement for mid- to high-level nurse leadership positions, dedicated to pairing talented healthcare managers, directors and educators with career opportunities. The results of TFS are included in our nurse and allied healthcare staffing segment since the date of acquisition. In addition, during the fourth quarter of 2014 we acquired Avantas. The results of Avantas are included in our nurse and allied healthcare staffing segment. For the three months ended September 30, 2015, approximately $42.8 million of OH, Avantas and TFS revenue and $6.0 million of OH, Avantas and TFS income before income taxes were included in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2015, approximately $114.5 million of OH, Avantas and TFS revenue and $12.3 million of OH, Avantas and TFS income before income taxes were included in the unaudited condensed consolidated statement of operations.

Nurse and allied healthcare staffing segment revenue comprised 69% and 67% of total consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. Through our nurse and allied healthcare staffing segment, we provide hospitals and other healthcare facilities with a range of clinical workforce solutions, including: (1) a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client; (2) a SaaS VMS through which our clients can manage all of their temporary nursing and allied staffing needs; (3) traditional clinical staffing solutions of variable assignment lengths; (4) a recruitment process outsourcing program that leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs; and (5) clinical labor consulting management services.

Locum tenens staffing segment revenue comprised 27% and 29% of total consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. Through our locum tenens staffing segment, we provide (1) a comprehensive managed services solution in which we manage all of the locum tenens needs of a client; (2) a SaaS VMS through which our clients can manage and staff all of their locum tenens needs; and (3) placement of physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance entities. The professionals we place are recruited nationwide and are typically placed on multi-week contracts with assignment lengths ranging from a few days up to one year.

Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for both the nine months ended September 30, 2015 and 2014. Through our physician permanent placement services segment, we assist hospitals, healthcare facilities and physician practice groups throughout the United States in identifying and recruiting physicians and physician executives for permanent placement. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and orthopedic surgery. We perform the vast majority of our services on a retained basis through our Merritt Hawkins® brand, for which we are generally paid through a blend of retained search fees and variable fees tied to work performed and successful placement. To a smaller degree, we also perform our services on a contingent basis, exclusively through our Kendall & Davis® brand, for which fees are paid once physician candidates are ultimately hired by our clients.

Management Initiatives
 Our growth strategy focuses on providing an innovative and differentiated value and experience to our clients and healthcare professionals. To accomplish this, we offer innovative workforce solution offerings such as MSP, VMS, RPO and clinical labor management consulting in addition to temporary clinical staffing, temporary and permanent healthcare leadership and executives, and physician permanent placement services. Through these differentiated services, we have built strategic relationships with our clients to assist them in improving their financial, operational and patient care results through enhanced productivity, labor optimization and candidate quality enhancement. We continually seek strategic opportunities to expand into new workforce solutions with recurring revenue streams as well as opportunities to expand our services to encompass emerging healthcare roles. At the same time, we continue to invest in our technology infrastructure and new recruitment approaches to capitalize on the demand growth we are experiencing and expect to continue due to the impact of healthcare reform, the aging population and healthcare staffing shortages within certain regions and disciplines.
Recent Trends
The healthcare staffing environment has remained strong throughout 2015. Demand in all our staffing businesses is significantly above prior-year levels. This demand growth has translated into an increase in the number of healthcare professionals currently on assignment and increased booking levels for future assignments. On the supply side, since the beginning of 2015, we have been experiencing an increase in the number of first time travel nurses, which we believe demonstrates more willingness for healthcare professionals to work temporary assignments.
We continue to experience a high level of demand for our workforce solutions programs. Comprised of ShiftWise, Avantas and Medefis along with our MSP and RPO programs, we expect that revenue attributable to our suite of workforce solutions offerings will continue to grow. The growth in revenue from these workforce solutions offerings are contributing to our increasing gross margins. While we have increased pay rates to attract more nursing and allied healthcare professionals into our industry to meet the increased demand, the highly competitive market for supply has allowed us to negotiate increased bill rates with many of our clients to mitigate the overall gross margin impact.
We continue to experience strong demand for our services within both the locum tenens and physician permanent placement services segments that has translated into improved profitability. Within our permanent placement division, in particular, we have seen an increase in new searches from large integrated health systems, which is becoming an increasingly important part of the business in light of healthcare consolidation.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Our critical accounting policies and estimates remain consistent with those reported in our 2014 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. The OH, Avantas and TFS acquisitions impact the comparability of the results between the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.1	69.6	68.2	69.4
Gross profit	32.9	30.4	31.8	30.6
Selling, general and administrative	21.7	22.8	21.6	22.5
Depreciation and amortization	1.4	1.5	1.5	1.6
Income from operations	9.8	6.1	8.7	6.5
Interest expense, net, and other	0.5	0.5	0.5	1.0
Income before income taxes	9.3	5.6	8.2	5.5
Income tax expense	0.5	2.3	2.4	2.3
Net income	8.8%	3.3%	5.8%	3.2%

Comparison of Results for the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue.    Revenue increased 45% to $382.9 million for the three months ended September 30, 2015 from $264.6 million for the same period in 2014, due to additional revenue of approximately $42.8 million resulting from our OH, Avantas and TFS acquisitions with the remainder of the increase driven by 29% organic growth.
Nurse and allied healthcare staffing segment revenue increased 53% to $266.3 million for the three months ended September 30, 2015 from $174.3 million for the same period in 2014. Of the $92.0 million increase, approximately $33.5 million was attributable to the additional revenue in connection with the OH, Avantas and TFS acquisitions, with the remainder primarily attributable to an over 10% increase in the average number of healthcare professionals on assignment, a 7% increase in the average bill rate, an increase in the average numbers of hours worked by our healthcare professionals, and growth in our other workforce solutions offerings during the three months ended September 30, 2015.
 Locum tenens staffing segment revenue increased 29% to $101.8 million for the three months ended September 30, 2015 from $78.8 million for the same period in 2014. Of the $22.9 million increase, $9.2 million was attributable to the additional revenue in connection with the OH acquisition with the remainder primarily attributable to a 9% increase in the number of days filled and an 8% increase in revenue per day filled during the three months ended September 30, 2015.
Physician permanent placement services segment revenue increased 29% to $14.8 million for the three months ended September 30, 2015 from $11.5 million for the same period in 2014. The increase was primarily due to an increase in billable active searches and the average placement value during the three months ended September 30, 2015.

Gross Profit.    Gross profit increased 57% to $126.0 million for the three months ended September 30, 2015 from $80.3 million for the same period in 2014, representing gross margins of 32.9% and 30.4%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all three of our segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the acquisition of the higher margin Medefis and Avantas businesses, and growth in our higher margin RPO and ShiftWise business lines during the three months ended September 30, 2015. The locum tenens staffing segment increase in gross margin was primarily due to higher bill to pay spreads during the three months ended September 30, 2015. The physician permanent placement services segment increase was primarily due to lower recruiter compensation as a percentage of revenue during the three months ended September 30, 2015. Gross margin by reportable segment for the three months ended September 30, 2015 and 2014 was 32.0% and 28.7% for nurse and allied healthcare staffing, 30.7% and 29.0% for locum tenens staffing, and 65.4% and 64.9% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $83.1 million, representing 21.7% of revenue, for the three months ended September 30, 2015, as compared to $60.3 million, representing 22.8% of revenue, for the same period in 2014. The increase in SG&A expense was primarily due to $8.0 million of additional SG&A expenses from the OH, Avantas, and TFS acquisitions, as well as increased employee headcount, variable compensation, and other expenses associated with our revenue growth. SG&A expense increases in the nurse and allied healthcare staffing and locum tenens staffing segments were primarily attributable to $6.3 million and $1.5 million, respectively, of additional SG&A expenses from the acquisitions and higher expenses to support our growth. The increase in the unallocated corporate overhead was primarily attributable to higher employee and office expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2015	2014
Nurse and allied healthcare staffing	$44,226	$28,749
Locum tenens staffing	17,889	14,694
Physician permanent placement services	5,145	4,689
Unallocated corporate overhead	13,817	10,396
Share-based compensation	2,021	1,791
	$83,098	$60,319
Depreciation and Amortization Expenses.    Amortization expense increased 58% to $3.0 million for the three months ended September 30, 2015 from $1.9 million for the same period in 2014, primarily attributable to additional amortization expense related to the intangible assets acquired in the OH, Avantas and TFS acquisitions. Depreciation expense increased 10% to $2.3 million for the three months ended September 30, 2015 from $2.1 million for the same period in 2014, primarily attributable to fixed assets acquired as part of the OH, Avantas and TFS acquisitions and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $2.0 million during the three months ended September 30, 2015 and $1.4 million during the three months ended September 30, 2014. The increase is primarily due to a higher average debt outstanding balance for the three months ended September 30, 2015, which resulted from our borrowings used to finance the OH acquisition. In addition, there were $0.2 million of losses on equity method investment for each of the three months ended September 30, 2015 and 2014.
Income Tax Expense.    Income tax expense was $1.9 million for the three months ended September 30, 2015 as compared to income tax expense of $6.0 million for the same period in 2014, reflecting effective income tax rates of 5% and 41% for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, we recorded a discrete federal income tax benefit of $12.2 million resulting from the IRS federal audit settlement. See additional information in “Item 1. Condensed Consolidated Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements - Note (8), Income Taxes.” We currently estimate our annual effective income tax rate to be approximately 33% for 2015.

Comparison of Results for the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenue.    Revenue increased 40% to $1,060.5 million for the nine months ended September 30, 2015 from $756.4 million for the same period in 2014, due to additional revenue of approximately $114.5 million resulting from our OH, Avantas and TFS acquisitions with the remainder of the increase driven by 25% organic growth.

Nurse and allied healthcare staffing segment revenue increased 46% to $735.3 million for the nine months ended September 30, 2015 from $503.6 million for the same period in 2014. Of the $231.7 million increase, $89.4 million was attributable to the additional revenue in connection with the OH, Avantas and TFS acquisitions, with the remainder primarily attributable to an over 10% increase in the average number of healthcare professionals on assignment, a 7% increase in the average bill rate, an increase in the average numbers of hours worked by our healthcare professionals, and growth in our other workforce solutions offerings during the nine months ended September 30, 2015.
 Locum tenens staffing segment revenue increased 30% to $285.8 million for the nine months ended September 30, 2015 from $220.0 million for the same period in 2014. Of the $65.8 million increase, $25.1 million was attributable to the additional revenue in connection with the OH acquisition with the remainder primarily attributable to an 11% increase in the number of days filled and a 7% increase in revenue per day filled during the nine months ended September 30, 2015.
Physician permanent placement services segment revenue increased 20% to $39.3 million for the nine months ended September 30, 2015 from $32.7 million for the same period in 2014. The increase was primarily due to an increase in billable active searches and placements during the nine months ended September 30, 2015.

Gross Profit.    Gross profit increased 46% to $337.6 million for the nine months ended September 30, 2015 from $231.4 million for the same period in 2014, representing gross margins of 31.8% and 30.6%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all three of our segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the acquisition of the higher margin Medefis and Avantas businesses, and growth in our higher margin RPO and ShiftWise business lines during the nine months ended September 30, 2015. The locum tenens staffing segment increase was primarily due to higher bill to pay spreads during the nine months ended September 30, 2015. The physician permanent placement services segment increase was primarily due to lower recruiter compensation as a percentage of revenue during the nine months ended September 30, 2015. Gross margin by reportable segment for the nine months ended September 30, 2015 and 2014 was 30.9% and 28.9% for nurse and allied healthcare staffing, 29.8% and 29.5% for locum tenens staffing, and 64.8% and 63.8% for physician permanent placement services, respectively.

Selling, General and Administrative Expenses.    SG&A expenses were $229.4 million, representing 21.6% of revenue, for the nine months ended September 30, 2015, as compared to $170.6 million, representing 22.5% of revenue, for the same period in 2014. The increase in SG&A expenses was primarily due to $22.9 million of additional SG&A expenses from the OH, Avantas and TFS acquisitions, $3.6 million of acquisition and integration costs, and higher expenses to support our growth. SG&A expense increases in the nurse and allied healthcare staffing and locum tenens staffing segments were primarily attributable to $17.6 million and $4.5 million, respectively, of additional SG&A expenses from the acquisitions and higher expenses to support the growth. The increase in unallocated corporate overhead was primarily attributable to $3.6 million of acquisition and integration costs, and higher employee and other expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2015	2014
Nurse and allied healthcare staffing	$118,743	$82,325
Locum tenens staffing	51,030	42,078
Physician permanent placement services	14,372	13,831
Unallocated corporate overhead	38,681	26,958
Share-based compensation	6,551	5,361
	$229,377	$170,553
Depreciation and Amortization Expenses.    Amortization expense increased 53% to $8.7 million for the nine months ended September 30, 2015 from $5.7 million for the same period in 2014, primarily attributable to additional amortization expense related to the intangible assets acquired in the OH, Avantas and TFS acquisitions. Depreciation expense increased 11% to $6.9 million for the nine months ended September 30, 2015 from $6.2 million for the same period in 2014, primarily attributable to fixed assets acquired as part of the OH, Avantas and TFS acquisitions and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $5.8 million during the nine months ended September 30, 2015 and $7.9 million for the same period in 2014. The decrease is primarily due to a $3.1 million write-off of unamortized deferred financing fees and original issue discount in connection with the refinancing of our credit facilities that we entered into on April 18, 2014, partially offset by a higher average debt outstanding balance for the nine months ended

September 30, 2015, which resulted from our borrowings used to finance the OH acquisition. In addition, there were $0.7 million and $0.4 million of losses on equity method investment for the nine months ended September 30, 2015 and 2014, respectively.
Income Tax Expense.    Income tax expense was $25.0 million for the nine months ended September 30, 2015 as compared to income tax expense of $17.7 million for the same period in 2014, reflecting effective income tax rates of 29% and 43% for these periods, respectively. During the nine months ended September 30, 2015, we recorded a discrete federal income tax benefit of $12.2 million resulting from the IRS federal audit settlement. See additional information in “Item 1. Condensed Consolidated Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements - Note (8), Income Taxes.” We currently estimate our annual effective income tax rate to be approximately 33% for 2015.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2015	2014

Net cash provided by operating activities	$55,637	$22,493
Net cash used in investing activities	(105,634)	(10,320)
Net cash provided by (used in) financing activities	51,290	(18,119)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. We are an obligor under a term loan and we maintain a revolving credit facility. At September 30, 2015, $138.8 million of our term loan was outstanding and $75.5 million was drawn under our revolving credit facility, with $140.1 million of available credit under our revolving credit facility. We describe in further detail our credit agreement under which our term loan and revolving credit facility are governed in “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (8), Notes Payable and Related Credit Agreement” of our 2014 Annual Report.
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $55.6 million, compared to $22.5 million for the same period in 2014. The increase in net cash provided by operating activities was primarily attributable to better operating results and an increase in accounts payable and accrued expenses (including subcontractor payable) between periods due to timing of payments. The increases were partially offset by increases in accounts receivable and accounts receivable for subcontractors and income tax payment in conjunction with the settlement of an IRS audit. Our Days Sales Outstanding was 60 days at September 30, 2015, 61 days at December 31, 2014, and 57 days at September 30, 2014.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $105.6 million, compared to $10.3 million for the same period in 2014. The increase was primarily due to $81.1 million used for the acquisitions of OH and TFS in January 2015 and September 2015, respectively. Capital expenditures were $21.1 million and $14.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in capital expenditures was primarily to support growth in our business, our initiative to enhance our ongoing front and back office information technology platforms, including PeopleSoft and Salesforce, and our enhancement to OH, Avantas and TFS technology infrastructures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $51.3 million, primarily due to borrowings under our revolving credit facility to fund our OH acquisition, partially offset by repayment of $5.6 million under our term loan and $27 million under our revolving credit facility and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the nine months ended September 30, 2014 was $18.1 million, primarily due to repayments of our debt, including both regularly scheduled payments and paying off our prior credit facilities, and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by the borrowings under our current credit facilities.

Excluding the effects of the interest rate swap on our term loan facility, the annual interest rate for amounts outstanding under both our term loan and revolving credit facilities was 1.94% on a LIBOR basis as of September 30, 2015.
 Letters of Credit
 At September 30, 2015, we maintained outstanding standby letters of credit totaling $15.0 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15.0 million of outstanding letters of credit, we have collateralized $5.6 million in cash, cash equivalents and investments and the remaining amounts are collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31, 2014 totaled $15.0 million.

Off-Balance Sheet Arrangements
 At September 30, 2015, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2014 Annual Report that have occurred during the nine months ended September 30, 2015 with the exception of an increase of approximately $57.5 million in the amount outstanding under our revolving credit facility, which resulted from our borrowings used to finance the OH acquisition. As of September 30, 2015, the total amount outstanding under our revolving credit facility was $75.5 million. Of this amount, $30 million was classified as current at September 30, 2015, based on management intentions to repay this amount during the next 12 months. The maturity date of our revolving credit facility is in 2019.

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
In September 2015, the FASB issued ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.” This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those years. We do not expect the adoption will have a material effect on our consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the nine months ended September 30, 2015, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under our term debt facility for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the nine months ended September 30, 2015.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2015

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)