Form 10-K
period 2015-12-31
AMN HEALTHCARE SERVICES INC
filed 2016-02-24
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015, was $1,479,930,594 based on a closing sale price of $31.59 per share.
As of February 19, 2016, there were 47,817,302 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 20, 2016 have been incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.

PART I

Item 1.	Business

Overview of Our Company and Business Strategy

We are the leader and innovator in healthcare workforce solutions and staffing services in the United States. Our mission is to deliver the best talent and insights to help healthcare organizations optimize their workforce, provide healthcare professionals opportunities to do their best work toward quality patient care and create a values-based culture of innovation in which our team members can achieve their goals. As an innovative workforce solutions company, we enable our clients to optimize their workforce to successfully reduce staffing complexity, increase efficiency and enhance the patient experience. Through our comprehensive suite of workforce solutions we provide technology and services to manage all or a portion of our clients’ contingent staffing needs together with staffing healthcare professionals, from clinicians through executives, on a temporary basis. In addition, we recruit and place these same types of healthcare professionals on a permanent basis with our clients.

Over the past several years, we have evolved from a traditional healthcare staffing provider to a healthcare workforce solutions company to serve the diverse and growing talent related needs of our clients whether it be predictive analytics, recruitment and placement, staffing management services, or vendor management systems. We have come to be recognized as the innovator and leader in providing healthcare workforce solutions and staffing services through organic development of service offerings, execution on key strategic initiatives and acquisitions.

Our strategy is to continue to grow our potential addressable market size and our profitability by driving increased adoption of workforce solutions and staffing services and through entry into new market adjacencies while continuing to excel in the provision of traditional healthcare staffing services. When expanding our services and products, we consider the following key criteria: (1) the needs of our clients, (2) alignment with our core expertise of recruitment, credentialing and access to healthcare professionals, (3) strengthening and broadening of our client relationships, (4) reduction in exposure to economic cycles, (5) enhancement of our long-term sustainable, differentiated business model and (6) return on invested capital. We were at the forefront of the industry when, close to a decade ago, we launched a strategy of offering a full suite of workforce solutions to address our clients’ evolving needs. To supplement our clinical staffing solutions, we have expanded our suite of offerings to include managed services programs (MSPs) and recruitment process outsourcing (RPO) offerings. Since 2010, we have supplemented, developed or acquired the following offerings:

•
Managed Services Programs. We acquired Medfinders, one of the nation’s leading providers of clinical workforce MSPs, accelerating our growth in this area and clearly establishing AMN Healthcare as the nation’s largest provider of clinical workforce management solutions.

•
Vendor Management Systems. Through the acquisition of ShiftWise and Medefis, we offer two industry leading SaaS-based, vendor neutral management systems (VMS), which allows our clients to utilize a technology-based solution to more efficiently manage their contingent staffing needs.

•	Per Diem Staffing. Our acquisition of Medfinders provided us an entry point into the local, or per diem, staffing market. We currently have 30 local offices through which we provide per diem staffing.

•
Interim Leadership Staffing and Executive Search Services. We acquired B.E. Smith, The First String Healthcare (“TFS”) and MillicanSolutions (“Millican”), which we believe made us the nation’s largest provider of interim healthcare leadership staffing, including clinical leaders and executive leaders, healthcare executive search services and other related advisory services.

•
Workforce Optimization Services. Through our acquisition of Avantas, we offer workforce optimization services, including consulting, data analytics, predictive modeling and SaaS-based scheduling technology. We believe Avantas’ proprietary scheduling software helps create more cost effective staffing plans for our clients as compared to traditional methodologies.

•
Recruitment Process Outsourcing. In 2015, we invested heavily in our RPO service line, exponentially increasing the sales team members devoted to this solution in order to capitalize on the market opportunity, resulting in a year-over-year increase of over 200% in revenue generated within this service line.

•
Expanded Our Network of Qualified Healthcare Professionals. Through our acquisitions of Onward Healthcare and Locum Leaders, we increased our supply of healthcare professionals and recruiting capabilities in our traditional healthcare staffing areas of nurse, allied and locum tenens.

As a core component of our growth and profitability strategy, we also seek to strengthen and create efficiencies in our operational and technology capabilities. As a result, we have embarked on a multi-year investment in the modernization of our front office, back office and infrastructure domains. We have also increased our efforts to integrate technology based solutions in our recruitment efforts through continued investment in our digital capabilities, mobile applications and data analytics.

The successful implementation of our strategy relies in large part upon the superior execution of our key initiatives by our management, sales and operations teams. Accordingly, we offer a differentiated employment value proposition to attract and retain team members that focuses on fostering a values-driven culture, leader and co-worker quality, career opportunities and development, and a collegial work environment. During the first quarter of 2015 and for the third consecutive year, we were awarded a spot on Achievers’ 50 Most Engaged Workplaces™, which honors the top 50 employers in North America that are using leadership and innovation in engaging employees and making their workplaces more productive. We were also named one of the World’s Most Trustworthy Companies by Forbes magazine in 2014.

Our Services

In 2015, we conducted our business through three reportable segments: (1) nurse and allied healthcare staffing, (2) locum tenens staffing and (3) physician permanent placement services. We set forth each segment’s revenue and operating income in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(q), Segment Information.” Through our business segments, we provide our healthcare clients with a wide range of workforce solutions and staffing services as set forth below.

(1) Travel Nurse Staffing. We provide clients nurses, most of them registered nurses, to work temporary assignments under our flagship brand, American Mobile®, as well as under our Onward Healthcare® and Nurses Rx® brands. Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals, comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. Under our O’Grady-Peyton® brands, we also recruit nurses internationally from English speaking countries that emigrate to the United States under a permanent resident visa (Green Card) that typically work for us for a period of 18 months.

(2)
Rapid Response Nurse Staffing. We provide a shorter-term staffing solution of four to eight weeks under our NurseChoice® brand to address hospitals’ urgent need for registered nurses, including in connection with their electronic medical records (EMR) conversion projects. NurseChoice® is targeted to recruit and staff nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel nurses.

(3)
Local, or Per Diem, Staffing. Primarily through our Nursefinders® brand, we provide our clients local staffing in 30 local areas, often in conjunction with our managed services programs. Local staffing involves the placement of locally based healthcare professionals on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours’ notice of their local staffing assignments that require a turnaround from their staffing agencies of generally less than 24 hours.

(4)
Locum Tenens Staffing. We place physicians of all specialties, advanced practice clinicians and dentists on an independent contractor basis on temporary assignments with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We recruit these professionals nationwide and typically place them on multi-week contracts with assignment lengths ranging from a few days up to one year. We market these services through our Staff Care®, Linde Healthcare® and Locum LeadersSM brands.

(5)
Allied Staffing. We provide allied health professionals, both on a travel and local staffing basis, under brands that include Med Travelers®, Club Staffing® and Rx Pro Health® to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, speech pathologists, rehabilitation assistants, pharmacists and pharmacy technicians.

(6)
Physician Permanent Placement Services. We provide physician permanent placement services to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is more client-oriented, we perform the vast majority of these services on a retained basis through our Merritt Hawkins® and MillicanSolutionsSM brands. To a smaller degree, we also perform our services on a contingent basis through our Kendall & Davis® brand. We also provide physician and executive leadership search services focused on serving academic medical centers and children’s hospitals nationwide through our MillicanSolutions brand. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery.

(7)
Interim Leadership Staffing and Executive Search Services. Through our recently acquired businesses, B.E. Smith and TFS, we provide executive and clinical leadership interim staffing, healthcare executive search services and advisory services. Practice areas include senior healthcare executives, physician executives, chief nursing officers and other clinical and operational leaders. This business line provides us greater access to the “C-suite” of our clients and prospective clients, which we believe helps improve our visibility as a strategic partner to them and helps provide cross-selling opportunities.

(8)
Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their nurse, allied and locums staffing needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. This service includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. We believe an MSP reduces redundancies for our clients and allows them to optimize their staffing utilization. We often use our own VMS technology as part of our MSPs, which we believe provides us with a competitive advantage. In 2015, we had over $800 million in annualized gross spend under management under our MSPs and approximately one-third of our consolidated revenue flowed through MSP relationships compared to approximately 1% in 2008.

(9)
Vendor Management Systems. Some clients and prospective clients wish to utilize a vendor-neutral VMS technology that allows them to self-manage the procurement of their contingent clinical labor. We provide two VMS technologies, ShiftWise® and MedefisSM, to clients that desire this option. Our VMS technology provides, among other things, control over a wide variety of tasks via a single system and consolidated reporting. As we exited 2015, we had over $900 million in annualized gross spend flow through our VMS programs, for which we typically earn a 3-4% fee on the spend.

(10)
Recruitment Process Outsourcing. We offer our clients recruitment process outsourcing services, customized to their particular needs, pursuant to which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of the client. Our RPO program leverages our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent staffing needs, providing flexibility to our clients to determine how to best garner the recruiting resources necessary to fill their permanent staffing needs.

(11)
Workforce Optimization Services. We provide workforce optimization services, including consulting, data analytics, predictive modeling and SaaS-based scheduling technology. Avantas’ proprietary scheduling software, Smart Square®, utilizes predictive analytics to create better, more accurate and timely staffing plans for a client, which we believe effectively reduces the client’s aggregate clinical labor spend.

Our Healthcare Professionals

The recruitment and retention of a sufficient number of qualified healthcare professionals to work temporary assignments on our behalf is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring different areas of the country and diverse practice settings, building skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position.

We recruit our healthcare professionals, depending on the particular service line, under the following brands: American Mobile, Nursefinders, NurseChoice, NursesRx, Med Travelers, Club Staffing, Rx Pro Health, Onward Healthcare, B.E. SmithSM, The First String HealthcareSM, O’Grady Peyton International®, Staff Care, Linde Healthcare and Locum Leaders. We believe that our multi-brand recruiting strategy, together with our innovative and effective marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications, and our word-of-mouth referrals from the thousands of current and former healthcare professionals makes us more effective at reaching a larger number of healthcare professionals. When recruiting for healthcare professionals, in addition to other recruitment and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and interim staffing pools. We believe that we attract and retain healthcare professionals because of our (1) large selection of assignment locations, settings and opportunities providing career development, (2) attractive compensation packages, (3) passionate, knowledgeable recruiters and service professionals who understand the needs of our healthcare professionals and provide a personalized approach and (4) excellent reputation. The attractive compensation package that we provide our healthcare professionals includes a competitive wage, professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or we may provide company housing if a healthcare professional elects not to receive reimbursement.

Our Geographic Markets and Client Base

During each of the past three years, (1) we generated all of our revenue in the United States and (2) all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2015, the largest percentages of our revenue were concentrated in California, Texas and New York.

Over half of our temporary healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients, many of the largest and most prestigious and progressive health care systems in the country, include Kaiser Foundation Hospitals, New York Presbyterian Health System, MedStar Health, HCA, NYU Medical Center, Stanford Hospital and Clinics, UCLA Medical Center and Johns Hopkins Health System. Kaiser Foundation Hospitals (and its affiliates) to whom we provide clinical and non-clinical managed services comprised approximately 11% of our consolidated revenue and 16% of our nursing and allied healthcare staffing segment’s revenue for the year ended December 31, 2015. No other client healthcare system comprised more than 10% of our consolidated revenue and no single client facility comprised more than 3% of our consolidated revenue for the year ended December 31, 2015. Our success in winning MSP contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. The dynamics could lead to a greater client concentration than we have historically experienced.

Our Industry

The primary market in which we compete is the U.S. temporary healthcare staffing market. Staffing Industry Analysts estimates that the segments of the target market in which we primarily operate had a 2015 estimated market size of $12.7 billion, of which travel nurse, per diem nurse, locum tenens and allied healthcare comprised $3.0 billion, $3.3 billion, $3.1 billion and $3.2 billion, respectively. According to Staffing Industry Analysts, collectively, these segments increased in size by about 30% from 2012. We also operate within the MSP, permanent placement, RPO, VMS and consulting and scheduling markets.

Industry Demand Drivers

Many factors affect the demand for temporary and permanent healthcare staffing, which, accordingly, affects the size of the markets in which we primarily operate. Of these many factors, we believe the following serve as some of the most significant drivers of demand.

•
Economic Environment and Unemployment Rate. The demand for our services is affected by growth in the U.S economy, which impacts the unemployment rate. Growth in real U.S. gross domestic product generally correlates to declining unemployment rates. When these macro-drivers are positive, it typically results in increased demand for our services and vice versa. Generally, we believe declining unemployment leads to an increasing demand for healthcare services and also reflects that healthcare facilities, like other employers in times of low unemployment, experience higher levels of employee attrition and have a relatively more difficult time finding permanent staffing to fill their needs.

•
Supply of Healthcare Professionals. While there are differing reports of the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is expected to grow to approximately 90,400 physicians by 2025. In nursing, geographic and specialty-based shortages are also expected through 2025. The demand for our services is correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing order levels typically increase as well.

•
General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and inpatient facilities, affect the demand for our services. According to the Urban Institute, the number of uninsured adults decreased by 10.6 million between September 2013 and September 2014 due to uninsured citizens beginning to gain access to health insurance upon implementation of the Patient Protection and Affordable Care Act of 2010. The increase has contributed to a relatively sharp increase in national healthcare expenditures in 2014 after remaining fairly flat for several years. Additionally, the U.S. population continues to age as medical technological advances contribute to longer life expectancy. According to the Bureau of Labor Statistics, the number of adults age 65 or older, who are three times more likely to have a hospital stay and twice as likely to visit a physician office compared to the rest of the population, will grow an estimated 36% between 2010 and 2020. This may place upward pressure on demand for the services we provide over the next several years.

•
Adoption of Workforce Solutions. We believe healthcare organizations are increasingly seeking sophisticated, innovative and economically beneficial workforce solutions that improve patient outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. In 2015, approximately one-third of our consolidated revenues were generated through MSP relationships, whereas average MSP and VMS penetration rates across non-healthcare industry sectors were greater than 60% according to the Staffing Industry Analysts 2014 Contingent Buyer Survey. The changes in reimbursement methodologies coupled with clinical labor representing a significant portion of a healthcare facility’s cost structure may accelerate the adoption of strategic outsourced workforce solutions, which would likely place upward pressure on the demand for the services we provide.

Industry Competition

The healthcare temporary staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare facility clients. Our comprehensive suite of workforce solutions, our commitment to quality and service excellence, our execution capabilities, our national footprint and our access to a wide network of quality healthcare professionals comprise our value proposition, which we believe resonates with clients and prospective clients. We believe that our size, geographic scope, broad spectrum of workforce solutions, talented and passionate team members and brand reputation give us distinct, scalable advantages over smaller, local and regional competitors and companies whose service offerings, sales and execution capabilities are not as robust. The breadth of our services allows us to provide even greater value through a more strategic, consultative and solution-oriented approach to our clients. Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. We possess certifications from both Joint Commission and the National Committee for Quality Assurance. With respect to our recruitment and placement businesses, we generally have access to a larger pool of available candidates than our competitors and substantial word-of-mouth referral networks and recognizable brand names, enabling us to attract a consistent flow of new applicants.

We believe we are the largest provider of nurse and allied healthcare staffing in the United States. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, more regional and local companies, particularly in the per diem business. We believe we are the second largest provider of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors of which we are one. The physician permanent placement services market where we believe we hold a strong leading position is also highly fragmented and consists of many small- to mid-sized companies that do not have a national footprint. Our competitors vary by segment and include CHG Healthcare Services, Cross Country Healthcare, RightSourcing, Jackson Healthcare and Parallon Workforce Management Solutions.

Licensure For Our Business

Some states require state licensure for businesses that employ, assign and/or place healthcare professionals. We believe we are currently licensed in all states that require such licenses and take measures to ensure compliance with all material state licensure requirements. In addition, the healthcare professionals who we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We believe we take appropriate and reasonable steps to validate that our healthcare professionals possess all necessary licenses and certifications. We design our internal processes to ensure that the healthcare professionals that we directly place with clients have the appropriate experience, credentials and skills. Our travel nurse and allied healthcare staffing divisions, all of our locum tenens brands and all of our local staffing offices have received Joint Commission certification. AMN Healthcare has also obtained its Credentials Verification Organization certification from the National Committee for Quality Assurance.

Employees

As of December 31, 2015, we had approximately 2,550 corporate employees. During the fourth quarter of 2015, we had an average of 8,091 nurses, allied and other clinical healthcare professionals contracted to work for us. This does not include our locum tenens, all of whom are independent contractors and not employees.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to safe harbors under the Securities Act and the Exchange Act. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events and the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, statements that refer to projections of financial items; anticipated growth; future growth and revenue; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are described below, elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

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

Risk Factors that May Affect the Demand for Our Services

Economic downturns and slow recoveries could result in less demand from clients and pricing pressure that could negatively impact our financial condition.

Demand for staffing services is sensitive to changes in economic activity. As economic activity slows, hospitals and other healthcare entities typically experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, which results in decreased demand for our services. In times of economic downturn and high unemployment rates, permanent full time and part-time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary clinicians and physicians also impair our ability to recruit and place them both on a temporary and permanent basis.

Many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Alternatively, when hospital admissions decrease, due to reduced consumer spending, general unemployment causing an increase in under- and uninsured patients and other factors, the demand for our temporary healthcare professionals typically declines. This may have an even greater negative effect on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience more competitive pricing pressure during periods of decreased patient occupancy and hospital admissions, negatively affecting our revenue and profitability.
During challenging economic times, our clients, in particular those that rely on state government funding, may face issues gaining access to sufficient credit, which could result in an impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, we may increase our allowance for doubtful accounts and our days sales outstanding would be negatively affected.

Intermediary organizations may impede our ability to secure new and profitable contracts with our clients.

Our business depends upon our ability to maintain our existing contracts and secure new profitable contracts. Outside of our managed service contracts, our client contracts are not exclusive and our clients are generally free to offer temporary staffing assignments with our competitors. Alternatively, our clients may choose to purchase these services through intermediaries such as group purchasing organizations, with whom we must establish relationships in order to continue to provide our staffing services to certain of our healthcare facilities.

These intermediary organizations may negatively affect our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with clients and may also negatively affect the profitability of these client relationships.

Consolidation and concentration in buyers of healthcare workforce solutions and staffing services could negatively affect pricing of our services and increase our concentration risk.

Our success in winning managed services contracts means some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. In addition, we have seen an increase in our clients’ use of intermediaries such as vendor management service companies and group purchasing organizations as well as consolidation of healthcare systems, which may provide these organizations enhanced bargaining power. These dynamics could lead to a greater concentration of buyers of healthcare staffing services and less diversification of our customer base, which could negatively affect pricing for our services. One of our clients within our nurse and allied healthcare staffing segment comprised approximately 11% of our consolidated revenue in 2015. If we were to lose that client and were unable to provide a significant amount of services to that client, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

If we are unable to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement and client needs, we may not remain competitive.

The settings for the delivery of patient services continually evolve and implicate alternative modes of healthcare delivery, such as retail medicine, telemedicine and home health. Changes in reimbursements models, government mandates, and the public’s adoption and demand for such new modes of healthcare delivery may negatively affect our clients’ demand for our services, which, in turn, could negatively affect our revenue, results of operations and cash flows.

Our success depends upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, come into compliance with new federal or state regulations, and differentiate our services and abilities from those of our competitors. Our competition may respond more quickly to new or emerging client needs and marketplace conditions. The development of new service lines and business models requires close attention to emerging trends and proposed federal and state legislation related to the healthcare industry. If we are unable to anticipate changing marketplace conditions, adapt our current business model to adequately meet changing conditions in the healthcare industry and develop and successfully implement innovative services, we may not remain competitive.

The ability of our clients to retain and increase the productivity of their permanent staff or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, may affect the demand for our services, which could negatively affect our revenue, results of operations and cash flows.

If our clients retain and increase the productivity of their permanent clinical staff, their need for our recruitment and placement services for temporary positions may decline. Higher permanent staff retention rates and increased productivity of permanent staff members could result in increased efficiencies, thereby reducing the demand for both our recruitment and placement services for temporary positions, which could negatively affect our revenue, results of operation and cash flows. Additionally, many of our clients maintain internal recruitment functions of various degrees of sophistication for their staffing needs, including utilization of online recruitment technologies. If such clients are able to successfully increase the efficiency and effectiveness of their internal recruiting efforts, through more effective internet- or social media-based recruiting or otherwise, it could reduce the demand for our permanent and temporary staffing services, which could negatively affect our revenue, results of operations and cash flows.

Regulatory and Legal Risk Factors

We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to conduct of operations, costs and payment for services and payment for referrals. We provide workforce solutions and services on a contract basis to our clients, who pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments, which would negatively affect the demand and the prices for our services. Additionally, a repeal of the Affordable Care Act could negatively affect the demand for our services. Moreover, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with applicable laws and regulations, which may negatively affect our profitability.

A significant portion of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders, and the profitability of these contracts and orders, may be affected by government legislation, regulation or policy. Additionally, in providing services to state and federal government clients and to clients who participate in state and federal programs, we are also subject to specific laws and regulations, which government agencies have broad latitude to enforce. If we were to be excluded from participation in these programs or should there be regulatory or policy changes or modification of application of existing regulations, it would likely materially adversely affect our business, results of operations and cash flows.
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

The nature of our business requires us to place our personnel in the workplaces of other businesses. Many of these individuals have access to client proprietary information systems and confidential information. An inherent risk of such activity includes possible claims of intentional misconduct, release, misuse or misappropriation of client intellectual property, confidential information, funds or other property, cybersecurity breaches affecting our clients or us, criminal activity, torts or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations or charges, civil litigation, payment by us of monetary damages or fines, or other adverse effects on our business, which may be material.

We maintain various types of insurance coverage for these types of claims, including professional liability and employment practices, through commercial insurance carriers and a wholly-owned captive insurance company. However, the cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance premiums and retention and deductible accruals that we may not be able to pass on to our clients, thereby reducing our profitability. Moreover, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time and an unforeseen negative outcome from such an exam could have a negative impact on our financial position, results of operations and cash flows.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer and could subject us to substantial liabilities.

In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and employees, including full names, social security numbers, addresses, birth dates and payroll-related information, in our data centers and on our networks. Our employees may also have access to, receive and use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could (1) result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, (2) disrupt our operations and the services we provide to our clients and (3) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.

Additionally, the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant costs to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations with our clients.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to implement new infrastructure and technology systems and technology disruptions may adversely affect our operating results and ability to manage our business effectively.

We have technology, operations and human capital infrastructures to support our existing business. Our ability to deliver services to our clients and to manage our internal systems depends largely upon our access to and the performance of our management information and communications systems, including our VMS, client relationship management systems and client/healthcare professional-facing self-service websites. These technology systems also maintain accounting and financial information upon which we depend to fulfill our financial reporting obligations. We must continue to invest in this infrastructure and we have embarked on a multi-year plan to upgrade and convert our infrastructure, back office and front office network platforms to support our growth and improve our efficiency. Implementing new systems is costly and involves risks inherent in the conversion to a new technology platform, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively.

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

Disruption to or failures of our SaaS-based technology within certain of our service offerings or our inability to adequately protect our intellectual property rights with respect to such technology could reduce client satisfaction, harm our reputation and negatively affect our business.

        The performance and reliability of the SaaS-based technology within our VMS (including in connection with managed services programs for our clients) and workforce optimization service offerings are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technology to perform certain of their operational functions. Accordingly, any errors, defects, disruptions or other performance problems with our SaaS-based technology could damage our or our clients’ reputations and negatively affect our ability to attract new clients. If any of these problems occur, our clients may, among other things, terminate their agreements with us, or make indemnification or other claims against us, which may also negatively affect us.

Additionally, if we fail to protect our intellectual property rights adequately with respect to our SaaS-based technology, our competitors might gain access to it, and our business might be harmed. Moreover, any of our intellectual property rights protecting our SaaS-based technology may be challenged by others or invalidated through litigation, and defending our intellectual property rights might also entail significant expense. Accordingly, despite our efforts, we may be unable to prevent third parties from using or infringing upon or misappropriating our intellectual property with respect to our SaaS-based technology, which may negatively affect our business as it relates to our SaaS-based offerings.

We are increasingly dependent on third parties for the execution of certain critical functions.

We have outsourced certain critical applications or business processes to external providers including cloud-based services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us or our employees or clients. Other results of these incidents could include, but are not limited to, disrupted operations, liability for stolen assets or the disclosure of personally identifiable information of our employees or independent contractors, misstated financial data, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

If we do not continue to recruit and retain sufficient quality healthcare professionals at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.

We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages and the benefits that we provide. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business. We must continually evaluate and expand our temporary and permanent healthcare professional network to serve the needs of our clients.

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

Our success depends on the quality of our healthcare professionals. A quality or licensure issue could adversely affect our business, client demand for our services and potential for growth. Our ability to ensure the quality of our healthcare professionals relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent operational employees that screen and match healthcare professionals in suitable placements. An inability to properly screen, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services, which may damage our reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and operations team members.

Our success depends heavily upon the recruitment, performance and retention of our sales and operations team members, who share our values, passion and commitment to customer focus. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates, especially as we diversify our offerings and our business becomes more complex. In addition, we commit substantial resources to the training, development and support of our team members. Competition for qualified sales and operational team members in the line of business in which we operate is strong, and we may not be able to retain a sufficient number of team members after we have expended the time and expense to recruit and train them.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior management team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2017, which is renewable on an annual basis. Other senior members of the team are employees at will with standard severance agreements. If members of our senior management team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
Our inability to maintain our positive brand awareness and identity may adversely affect our results of operations.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends on our ability to maintain positive brand awareness identities for existing services and effectively building up brand awareness and image for new services. We cannot assure that additional expenditures and our continuing commitment to marketing and improving our brands will have the desired effect on our brands’ value, which may adversely affect our results of operations. In addition, our brands may suffer reputational damage that could negatively affect our short- and long-term financial results.

Our inability to effectively incorporate acquisitions into our business operations may adversely affect our results of operations.

We invest time and resources in carefully assessing opportunities for acquisitions, and we have made acquisitions in the past several years to broaden the scope and depth of our workforce solutions and bolster our workforce services. Despite diligence and integration planning, acquisitions still present certain risks, including the time and economic costs of integrating an acquisition’s technology, control and financial systems, unforeseen liabilities, and the difficulties in bringing together different work cultures and personnel. Difficulties in integrating our acquisitions, including attracting and retaining talent to grow and manage these acquired businesses, may adversely affect our results of operations.

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

Risk Factors Related to Our Indebtedness and Other Liabilities

We have substantial insurance-related accruals on our balance sheet, and any significant adverse adjustments in these accruals may decrease our earnings or increase our losses and negatively impact our cash flows.

We maintain accruals related to our captive insurance company and self-insured retentions for various lines of insurance coverage, including professional liability, employment practices, health insurance and workers compensation on our balance sheet. We determine the adequacy of our accruals by evaluating our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third-party administrators and actuarial firms as well as industry experience and trends. If such information collectively indicates that our accruals are understated, we provide for additional accruals; a significant increase to these accruals would decrease our earnings.

Our level of indebtedness could adversely affect our future financial condition.

We are party to a credit agreement, which contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock. As of December 31, 2015, our total debt outstanding, less unamortized fees, equaled $218.5 million.

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

None.
Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2015 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (corporate headquarters and all segments)	199,418
Dallas, Texas (all segments)	108,502

Item 3.	Legal Proceedings

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

Our common stock trades on the New York Stock Exchange under the symbol “AHS.” The last reported sale of our common stock on February 19, 2016 on the New York Stock Exchange was $27.92 per share. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2014
First Quarter	$15.45	$13.30
Second Quarter	$14.36	$10.35
Third Quarter	$16.31	$11.96
Fourth Quarter	$20.33	$15.04
Year Ended December 31, 2015
First Quarter	$23.75	$17.92
Second Quarter	$31.95	$22.65
Third Quarter	$37.47	$28.39
Fourth Quarter	$33.98	$23.07

During the quarter ended December 31, 2015, neither we nor any “affiliated purchaser” on our behalf repurchased any shares of our common stock. During the fiscal year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act.

As of February 19, 2016, there were 21 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business and to pay down debt. Any future determination to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants restricting such actions in our credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the table set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2010 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
AMN Healthcare Services, Inc.	100.00	72.15	188.11	239.41	319.22	505.70
NYSE Composite	100.00	96.16	111.53	140.85	150.35	144.21
BTEA	100.00	65.79	74.37	124.91	131.23	130.03

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data at December 31, 2015 and 2014 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data at December 31, 2013, 2012 and 2011 from audited financial statements of ours that do not appear herein.

During the fourth quarter of 2011, we decided to divest our home healthcare services segment and we sold the segment in 2012. Accordingly, we classified its results of operations as discontinued operations for the years ended December 31, 2012 and 2011.

We completed our acquisition of (1) ShiftWise on November 20, 2013, (2) Avantas on December 22, 2014, (3) Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively “OH”) on January 7, 2015, (4) TFS on September 15, 2015 and (5) Millican on October 5, 2015. Our acquisitions affect the comparability of the selected financial data of the applicable pre-acquisition and post-acquisition time periods.

We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2015	2014	2013	2012	2011
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,463,065	$1,036,027	$1,011,816	$953,951	$887,466
Cost of revenue	993,702	719,910	714,536	683,554	638,147
Gross profit	469,363	316,117	297,280	270,397	249,319
Operating expenses:
Selling, general and administrative	319,531	232,221	218,233	202,904	195,348
Depreciation and amortization	20,953	15,993	13,545	14,151	16,324
Total operating expenses	340,484	248,214	231,778	217,055	211,672
Income from operations	128,879	67,903	65,502	53,342	37,647
Interest expense, net, and other	7,790	9,237	9,665	26,019	23,727
Income from continuing operations before income taxes	121,089	58,666	55,837	27,323	13,920
Income tax expense	39,198	25,449	22,904	11,010	8,904
Income from continuing operations	81,891	33,217	32,933	16,313	5,016
Income (loss) from discontinued operations, net of tax	—	—	—	823	(31,281)
Net income (loss)	$81,891	$33,217	$32,933	$17,136	$(26,265)
Basic income (loss) per common share from:
Continuing operations	$1.72	$0.71	$0.72	$0.36	$0.12
Discontinued operations	—	—	—	0.02	(0.78)
Net income (loss)	$1.72	$0.71	$0.72	$0.38	$(0.66)
Diluted income (loss) per common share from:
Continuing operations	$1.68	$0.69	$0.69	$0.35	$0.11
Discontinued operations	—	—	—	0.02	(0.68)
Net income (loss)	$1.68	$0.69	$0.69	$0.37	$(0.57)
Weighted average common shares outstanding:
Basic	47,525	46,504	45,963	41,632	39,913
Diluted	48,843	48,086	47,787	46,709	45,951

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,576	$13,073	$15,580	$5,681	$3,962
Total assets	880,432	680,731	604,288	517,386	535,631
Total notes payable, including current portion, less unamortized discount and fees(1)	135,990	143,190	147,347	156,219	198,670
Total stockholders’ equity	347,860	256,581	217,742	182,111	135,659

(1) As a result of adopting a new accounting pronouncement, we have reclassified debt issuance costs from other assets to long-term notes payable in our consolidated balance sheets as of December 31, 2014, 2013, 2012, and 2011. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(s), Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements” under Item 1, “Business.” We intend this MD&A section to provide you with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following sections comprise this MD&A:

•Overview
•Recent Trends
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet and Other Financing Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce consulting services, predictive modeling, staff scheduling and the placement of physicians, nurses, allied healthcare professionals and healthcare executives into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment. We conduct business through three reportable segments: nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services. For the year ended December 31, 2015, we recorded revenue of $1,463.1 million, as compared to revenue of $1,036.0 million for 2014. We recorded net income of $81.9 million for 2015, as compared to $33.2 million for 2014. Nurse and allied healthcare staffing segment revenue comprised 70% and 67% of total consolidated revenue for the years ended December 31, 2015 and 2014, respectively. Locum tenens staffing segment revenue comprised 26% and 29% of total consolidated revenue for the years ended December 31, 2015 and 2014, respectively. Physician permanent placement services segment revenue comprised 4% of total consolidated revenue for each of the years ended December 31, 2015 and 2014. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we have become recognized as the market-leading innovator in providing healthcare workforce solutions and staffing services in the United States. We seek to solidify our market-leading position through a number of management strategies that focus on market growth, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as MSP, VMS, RPO and workforce optimization services, which generally operate at higher margins than our traditional healthcare staffing businesses. Through these differentiated services, we intend to build stickier relationships with our clients and seek to serve as a trusted partner for them in improving their financial, operational and patient care results. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals. Along those lines, we recently acquired TFS and B.E. Smith, which provide executive and nurse leadership interim staffing, executive search services and related advisory consulting.
Operationally, our strategic initiatives focus on investing in and further developing our processes and systems to achieve market leading efficiency and scalability, which we believe will provide operating leverage as our revenue grows. From a healthcare professional supply perspective, we continue to invest in new candidate recruitment initiatives and technology infrastructure to access and utilize effectively our network of qualified healthcare professionals so that we can capitalize on the demand growth we are experiencing, which we expect to continue in the future due to the combined effects of healthcare reform, the aging population and labor shortages within certain regions and disciplines.

Over the last several years, we have worked to execute on our management strategies and intend to continue to do so in the future. Over the past five years, we have grown our business both organically and as a result of a number of acquisitions. We completed three acquisitions in 2015 and one in December 2014. On January 7, 2015, we completed the acquisition of OH, which included Onward Healthcare, a national nurse and allied healthcare staffing firm, Locum Leaders, a national locum tenens provider, and Medefis, a leading provider of a SaaS-based vendor management system for healthcare facilities. On September 15, 2015, we completed the acquisition of TFS, a provider of interim staffing and permanent placement for mid- to high-level clinical leadership positions. On October 5, 2015, we completed our acquisition of Millican, a physician and executive leadership search firm. On December 22, 2014, we completed the acquisition of Avantas, a leading provider of workforce optimization services, including clinical labor management, workforce consulting, data analytics, predictive modeling and SaaS-based scheduling technology. For the twelve months ended December 31, 2015, the OH, TFS, Millican and Avantas entities contributed approximately $161.6 million of revenue and $17.1 million of income before income taxes to our results of operations.

In 2015, we experienced organic growth of 26% in consolidated revenue versus 2014 driven by double digit growth in each of our business segments. Although inflation has not materially affected us over the past several years, the demand for temporary healthcare professionals increased significantly in 2015, which led to larger than typical bill rate increases for us to attract an adequate supply of healthcare professionals to meet the demand, which contributed to the increase in organic revenue.

We typically experience modest seasonal fluctuations during our fiscal year and they tend to vary among our business segments. Generally, in our nurse and allied healthcare staffing segment, we tend to experience modestly higher demand during the first and fourth quarters relative to the second and third quarters. In our locum tenens and physician permanent placement segments, the opposite tends to occur. These fluctuations can vary slightly in intensity from year to year. Beginning in the third quarter of 2014 and throughout 2015, steadily and progressively increasing demand and execution by our team members muted the effects of these quarterly fluctuations.

Recent Trends

Demand for our service offerings has generally been robust throughout 2015 and remains strong as we progress through the first quarter of 2016. We continue to experience a high level of demand for our workforce solutions programs. Comprised of ShiftWise, Avantas and Medefis along with our MSP and RPO programs, we expect that revenue attributable to our suite of workforce solutions offerings will continue to grow. Additionally, the growth in revenue from our workforce solutions offerings is contributing to our increasing gross and operating margins.
Demand in our travel nurse and allied healthcare staffing businesses remains strong and has translated into increased booking levels for future assignments as well as healthcare professionals currently on assignment. Although we have increased pay rates to attract more nursing and allied healthcare professionals into our industry to meet the increased demand, the highly competitive market for supply has allowed us to negotiate increased bill rates with many of our clients to mitigate any gross margin impact. We also continue to experience relatively strong demand for our services within both the locum tenens and physician permanent placement services segments that has translated into continued top-line growth and improved profitability.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. The OH, Avantas, TFS and Millican acquisitions impact the comparability of the results between the year ended December 31, 2015 and the year ended December 31, 2014. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.9	69.5	70.6
Gross profit	32.1	30.5	29.4
Selling, general and administrative	21.8	22.4	21.6
Depreciation and amortization	1.4	1.5	1.3
Income from operations	8.8	6.6	6.5
Interest expense, net, and other	0.5	0.9	1.0
Income before income taxes	8.3	5.7	5.5
Income tax expense	2.7	2.5	2.3
Net income	5.6%	3.2%	3.2%

Comparison of Results for the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenue. Revenue increased 41% to $1,463.1 million for 2015 from $1,036.0 million for 2014, due to additional revenue of approximately $161.6 million from the acquisitions of OH, Avantas, TFS and Millican with the remainder of the increase driven by 26% organic growth.

Nurse and allied healthcare staffing segment revenue increased 47% to $1,023.9 million for 2015 from $695.2 million for 2014. Of the $328.7 million increase, approximately $128.1 million was attributable to the additional revenue in connection with the OH, Avantas and TFS acquisitions, with the remainder primarily attributable to increases in the average number of healthcare professionals on assignment, average bill rate charged to our clients, the average numbers of hours worked by our healthcare professionals, and growth in our other workforce solutions offerings during the year ended December 31, 2015.
Locum tenens staffing segment revenue increased 30% to $385.1 million for 2015 from $296.2 million for 2014. Of the $88.9 million increase, $32.9 million was attributable to the additional revenue in connection with the OH acquisition with the remainder primarily attributable to an increase in both the number of days filled and the average bill rate during the year ended December 31, 2015.
Physician permanent placement services segment revenue increased 21% to $54.0 million for 2015 from $44.7 million for 2014. The increase was primarily due to the increase in billable active searches and placements during the year ended December 31, 2015 and the $0.5 million of additional revenue in connection with the Millican acquisition.

Gross Profit. Gross profit increased 48% to $469.4 million for 2015 from $316.1 million for 2014, representing gross margins of 32.1% and 30.5%, respectively. The increase in consolidated gross margin was due to an increase in gross margin in all of our reportable segments. The nurse and allied healthcare staffing segment increase in gross margin was primarily due to the acquisition of the higher margin Medefis and Avantas businesses and growth in our higher margin RPO and ShiftWise business lines during the year ended December 31, 2015. The locum tenens staffing segment increase was primarily due to higher bill to pay spreads during the year ended December 31, 2015. The physician permanent placement services segment increase was primarily due to an increase in recruiter productivity during the year ended December 31, 2015. Gross margin rate by reportable segment for 2015 and 2014 was 31.1% and 28.8%, respectively, for nurse and allied healthcare staffing, 30.2% and 29.3%, respectively, for locum tenens staffing, and 65.1% and 64.4%, respectively, for physician permanent placement services.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $319.5 million, representing 21.8% of revenue, for 2015, as compared to $232.2 million, representing 22.4% of revenue, for 2014. The increase in SG&A expenses was primarily due to approximately $32.0 million of additional SG&A expenses from the OH,

Avantas, TFS and Millican acquisitions, $5.1 million of acquisition and integration costs and higher expenses to support our growth, including additional sales and support headcount expenses, performance-based compensation and facilities and marketing expenses. SG&A expense increases in the nurse and allied healthcare staffing, locum tenens staffing and physician permanent placement services segments were $25.1 million, $6.0 million and $0.3 million, respectively, with the additional SG&A expenses driven by the acquisitions and higher growth-related expenses. The increase in unallocated corporate overhead was primarily attributable to $5.1 million of acquisition and integration costs, and higher employee and other expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2015	2014
Nurse and allied healthcare staffing	$168,837	$113,233
Locum tenens staffing	68,096	55,876
Physician permanent placement services	20,060	18,959
Unallocated corporate overhead	52,254	36,996
Share-based compensation	10,284	7,157
	$319,531	$232,221
Depreciation and Amortization Expenses. Amortization expense increased 55.3% to $11.8 million for 2015 from $7.6 million for 2014, primarily attributable to additional amortization expense related to the intangibles assets acquired in the OH, Avantas, TFS and Millican acquisitions. Depreciation expense increased 9.5% to $9.2 million for 2015 from $8.4 million for 2014, primarily attributable to fixed assets acquired as part of the OH, Avantas, TFS and Millican acquisitions and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.

Interest Expense, Net, and Other. Interest expense, net, and other, was $7.8 million for 2015 as compared to $9.2 million for 2014. The decrease is primarily due to a $3.1 million write-off of unamortized deferred financing fees and original issue discount in connection with the refinancing of our credit facilities during the year ended December 31, 2014, partially offset by a higher average outstanding debt balance for the year ended December 31, 2015, which resulted from our borrowings used to finance the OH acquisition. In addition, there were $0.9 million and $0.4 million of losses on equity method investment for 2015 and 2014, respectively.

Income Tax Expense. We recorded an income tax expense of $39.2 million for 2015 as compared to $25.4 million for 2014, reflecting effective income tax rates of 32.4% and 43.4% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to the settlement of the IRS audit. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

Comparison of Results for the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenue. Revenue increased 2% to $1,036.0 million for 2014 from $1,011.8 million for 2013, as a result of higher revenue in all three of our reportable segments.

Nurse and allied healthcare staffing segment revenue increased 2% to $695.2 million for 2014 from $682.0 million for 2013. The increase was primarily due to the addition of ShiftWise revenue and an increase in bill rates during the year ended December 31, 2014. The increase was partially offset by a decrease in the average number of healthcare professionals on assignment, which partially resulted from decreased volume of electronic medical record staffing engagements during the year ended December 31, 2014.

Locum tenens staffing segment revenue increased 3% to $296.2 million for 2014 from $287.5 million for 2013. The increase was primarily attributable to a 6% increase in revenue per day filled, partially offset by a decrease in the number of days filled during the year ended December 31, 2014.
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

Selling, General and Administrative Expenses. SG&A expenses were $232.2 million, representing 22.4% of revenue, for 2014, as compared to $218.2 million, representing 21.6% of revenue, for 2013. The increase in SG&A expenses was due primarily to the addition of a full year of our ShiftWise business in 2014, a $3.0 million gain on the holdback settlement in connection with the Medfinders acquisition, which was recorded in unallocated corporate overhead during the year ended December 31, 2013, and higher expenses during 2014 associated with our information technology initiatives to support our current demand and future growth initiatives. For more information on the holdback settlement, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Treasury Stock.” The increase was partially offset by $2.7 million and $2.1 million favorable actuarial-based decreases in our professional liability reserves in our locum tenens staffing segment and nurse and allied healthcare staffing segment, respectively, during the year ended December 31, 2014, as compared to a $0.8 million unfavorable actuarial-based increase in our professional liability reserves (which was comprised of a $2.2 million unfavorable actuarial-based increase in our locum tenens staffing segment, partially offset by a $1.4 million favorable actuarial-based decrease in our nurse and allied healthcare staffing segment) during the year ended December 31, 2013. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

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

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$56,313	$27,678	$60,169
Net cash used in investing activities	(116,085)	(28,228)	(49,198)
Net cash provided by (used in) financing activities	56,200	(2,099)	(1,017)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, capital expenditures and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. At December 31, 2015, $136.0 million of our Term Loan (as defined below), less unamortized fees, was outstanding and $82.5 million was drawn under our Revolver (as defined below), with $132.3 million of available credit under our Revolver.

In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under our Term Loan for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.

We believe that cash generated from operations and available borrowings under our Revolver will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for 2015 was $56.3 million, compared to $27.7 million for 2014 and $60.2 million for 2013. The increase in net cash provided by operating activities for 2015 from 2014 was primarily attributable to better operating results and an increase in accounts payable and accrued expenses (including subcontractor payable) between periods due to timing of payments. The increases were partially offset by increases in accounts receivable and accounts receivable for subcontractors and an income tax payment in conjunction with the settlement of an IRS audit. Our Days Sales Outstanding (“DSO”) was 64 days and 61 days at December 31, 2015 and 2014, respectively. The increase in DSO is attributable to several factors including slower than normal payment by a few larger customers, extended billing processes for clients utilizing third-party VMS technologies, and certain MSP clients adjusting to process changes associated with migrating from our legacy SingleSource VMS to our ShiftWise VMS platform. However, we have not noted any deterioration of the credit quality of our overall client base.

Investing Activities

Net cash used in investing activities for 2015, 2014 and 2013 were $116.1 million, $28.2 million and $49.2 million, respectively. The year-over-year increase in net cash used in investing activities was primarily attributable to an increase in cash paid for acquisitions and in capital expenditures. Capital expenditures were $27.0 million, $19.1 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in capital expenditures during 2015 was to support the growth in the business and for investments made in conjunction with management initiatives to update our front and back office information technology platforms. We intend to continue our investment in these information technology initiatives, including investments of approximately $15 million in each of the next two years, to standardize our staffing operations on PeopleSoft and Salesforce. We believe these investments will further differentiate our ability to deliver innovative workforce solutions in addition to delivering improved operating efficiency.
We paid cash of $77.5 million, $4.5 million, and $3.1 million in conjunction with our acquisitions of OH, TFS and Millican, respectively, in 2015. We paid cash of $14.5 million and $39.5 million in conjunction with our acquisitions of Avantas and Shiftwise in 2014 and 2013, respectively.

Financing Activities

 Net cash provided by financing activities during the year ended December 31, 2015 was $56.2 million, primarily attributable to a net increase in borrowings under the Revolver, partially offset by payments made on our Term Loan. Net cash used in financing activities during the year ended December 31, 2014 and December 31, 2013 was $2.1 million and $1.0 million, respectively.

Credit Agreement and Borrowings

On April 18, 2014, we entered into a credit agreement with several lenders to provide for two credit facilities to replace our prior credit facilities, including (A) the $225 million Revolver that includes a $40 million sublimit for the issuance of letters of credit and a $20 million sublimit for swingline loans and (B) a $150 million secured term loan credit facility (the “Term Loan”). On January 4, 2016, we entered into the First Amendment to Credit Agreement (the “First Amendment,” and together with the credit agreement, the “Amended Credit Agreement”) to provide for, among other things, (A) a $50 million increase in the Revolver to $275 million and (B) an additional $75 million secured term loan facility. The Amended Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity and allowable investments. For more detail regarding the terms of the Amended Credit Agreement, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

As of December 31, 2015 and 2014, the total of our Term Loan outstanding (including both the current and long-term portions), less unamortized fees, was $136.0 million and $143.2 million, respectively. There was $82.5 million and $18.0 million outstanding under the Revolver at December 31, 2015 and 2014, respectively.
Letters of Credit

At December 31, 2015, we maintained outstanding standby letters of credit totaling $15.8 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $15.8 million of outstanding letters of credit, we have collateralized $5.6 million in cash and cash equivalents and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2014 totaled $15.0 million.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2015 and 2014, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Fiscal Year
	2016	2017	2018	2019	2020	Thereafter	Total
Notes payable (1)	$15,180	$14,981	$14,767	$120,021	$4,863	$56,262	$226,074
Revolver (2)	33,315	32,663	32,011	78,062	—	—	176,051
Acquisition payments (3)	—	1,500	500	—	—	—	2,000
Operating lease obligations (4)	15,933	14,619	13,545	12,469	11,899	81,187	149,652
Total contractual obligations	$64,428	$63,763	$60,823	$210,552	$16,762	$137,449	$553,777

(1)
Amounts represent contractual amounts due under the Term Loan and the additional term loan secured by us under the First Amendment on January 4, 2016, including interest based on the rate in effect at December 31, 2015.

(2)
Amounts represent amounts intended to be repaid under the Revolver, including additional borrowings under the Revolver made on January 4, 2016, and interest based on the rate in effect at December 31, 2015.

(3)
Amounts represent the long-term portion of non-earnout payments to be made to the sellers of TFS and Millican. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Business Combinations.”

(4)
Amounts represent minimum contractual amounts, with initial or remaining lease terms and license terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $8.1 million at December 31, 2015. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Note (1) to our audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base them on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Workers Compensation Reserve

We maintain an accrual for workers compensation, which we include in accrued compensation and benefits and other long-term liabilities in our consolidated balance sheets. We determine the adequacy of these accruals by evaluating our historical experience and trends, loss reserves established by our insurance carriers and third-party administrators, and our independent actuarial studies. We obtain updated actuarial studies on a semi-annual basis that use our payroll and historical claims data, as well as industry data, to determine the appropriate reserves for each policy year. For periods between the actuarial studies, we record our accruals based on loss rates provided in the most recent actuarial study.

Contingent Liabilities

From time to time, we are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2015. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Recent Accounting Pronouncements
 In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is allowed, but not earlier than January 1, 2017. We are currently evaluating the timing of its adoption and the effect that adopting this new standard will have on our financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for by the customer consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the effect that adopting this new standard will have on our financial statements and related disclosures.
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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2015, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2015.  We conduct a de minimus amount of international operations. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMN Healthcare Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 23, 2016

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,576	$13,073
Accounts receivable, net of allowances of $7,691 and $4,515 at December 31, 2015 and 2014, respectively	277,996	186,274
Accounts receivable, subcontractor	50,807	28,443
Deferred income taxes, net	—	27,330
Prepaid expenses	13,526	10,350
Other current assets	23,723	17,200
Total current assets	375,628	282,670
Restricted cash and cash equivalents	27,352	19,567
Fixed assets, net of accumulated depreciation of $76,680 and $68,814 at December 31, 2015 and 2014, respectively	50,134	32,880
Other assets	47,569	38,710
Goodwill	204,779	154,387
Intangible assets, net of accumulated amortization of $53,747 and $41,963 at December 31, 2015 and 2014, respectively	174,970	152,517
Total assets	$880,432	$680,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,822	$78,993
Accrued compensation and benefits	83,701	67,995
Current portion of revolving credit facility	30,000	18,000
Current portion of notes payable	7,500	7,500
Deferred revenue	5,620	3,177
Other current liabilities	5,374	2,630
Total current liabilities	251,017	178,295
Revolving credit facility	52,500	—
Notes payable, less unamortized fees	128,490	135,690
Deferred income taxes, net	22,431	32,491
Other long-term liabilities	78,134	77,674
Total liabilities	532,572	424,150
Commitments and contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 47,709 and 46,639 shares issued and outstanding at December 31, 2015 and 2014, respectively	477	466
Additional paid-in capital	443,733	434,529
Accumulated deficit	(96,167)	(178,058)
Accumulated other comprehensive loss	(183)	(356)
Total stockholders’ equity	347,860	256,581
Total liabilities and stockholders’ equity	$880,432	$680,731

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$1,463,065	$1,036,027	$1,011,816
Cost of revenue	993,702	719,910	714,536
Gross profit	469,363	316,117	297,280
Operating expenses:
Selling, general and administrative	319,531	232,221	218,233
Depreciation and amortization	20,953	15,993	13,545
Total operating expenses	340,484	248,214	231,778
Income from operations	128,879	67,903	65,502
Interest expense, net (including loss on debt extinguishment of $3,113 and $434 for the years ended December 31, 2014 and 2013), and other	7,790	9,237	9,665
Income before income taxes	121,089	58,666	55,837
Income tax expense	39,198	25,449	22,904
Net income	$81,891	$33,217	$32,933

Other comprehensive income (loss):
Foreign currency translation	75	142	(55)
Unrealized gain on cash flow hedge, net of income taxes	98	—	—
Other comprehensive income (loss)	173	142	(55)

Comprehensive income	$82,064	$33,359	$32,878

Net income per common share:
Basic	$1.72	$0.71	$0.72
Diluted	$1.68	$0.69	$0.69
Weighted average common shares outstanding:
Basic	47,525	46,504	45,963
Diluted	48,843	48,086	47,787

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2012	45,691	$457	$424,292	—	$—	$(242,195)	$(443)	$182,111
Settlement of acquisition share holdback	—	—	—	—	(3,046)	—	—	(3,046)
Treasury stock retirement	(204)	(2)	(1,031)	—	3,046	(2,013)	—	—
Equity awards vested and exercised, net of shares withheld for payroll taxes	524	5	(1,498)	—	—	—	—	(1,493)
Excess income tax benefits from equity awards vested and exercised	—	—	1,167	—	—	—	—	1,167
Share-based compensation	—	—	6,125	—	—	—	—	6,125
Comprehensive income (loss)	—	—		—	—	32,933	(55)	32,878
Balance, December 31, 2013	46,011	$460	$429,055	—	$—	$(211,275)	$(498)	$217,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	628	6	(2,661)	—	—	—	—	(2,655)
Excess income tax benefit from equity awards vested and exercised	—	—	978	—	—	—	—	978
Share-based compensation	—	—	7,157	—	—	—	—	7,157
Comprehensive income	—	—	—	—	—	33,217	142	33,359
Balance, December 31, 2014	46,639	$466	$434,529	—	$—	$(178,058)	$(356)	$256,581
Equity awards vested and exercised, net of shares withheld for payroll taxes	1,070	11	(8,256)	—	—	—	—	(8,245)
Excess income tax benefit from equity awards vested and exercised	—	—	7,176	—	—	—	—	7,176
Share-based compensation	—	—	10,284	—	—	—	—	10,284
Comprehensive income	—	—	—	—	—	81,891	173	82,064
Balance, December 31, 2015	47,709	$477	$443,733	—	$—	$(96,167)	$(183)	$347,860

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$81,891	$33,217	$32,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,953	15,993	13,545
Non-cash interest expense and other	1,934	1,392	1,336
Change in fair value of contingent consideration	(330)	—	—
Increase in allowances for doubtful accounts and sales credits	6,684	4,393	4,628
Provision for deferred income taxes	12,677	11,779	3,031
Share-based compensation	10,284	7,157	6,125
Excess tax benefit from equity awards vested and exercised	(7,449)	(1,819)	(1,521)
Holdback settlement in equity from prior acquisition	—	—	(3,046)
Loss on disposal or sale of fixed assets	4	60	14
Loss on debt extinguishment	—	3,113	434
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(75,653)	(41,958)	(8,644)
Accounts receivable, subcontractor	(22,365)	(10,172)	196
Income taxes receivable	7,867	768	(1,572)
Prepaid expenses	(2,915)	(1,933)	(633)
Other current assets	(5,409)	1,920	3,859
Other assets	(4,785)	(268)	(11,865)
Accounts payable and accrued expenses	29,611	6,125	6,244
Accrued compensation and benefits	11,888	11,515	6,367
Other liabilities	(2,103)	(4,488)	13,129
Deferred revenue	1,313	(114)	(90)
Restricted cash and cash equivalents balance	(7,784)	(9,002)	(4,301)
Net cash provided by operating activities	56,313	27,678	60,169
Cash flows from investing activities:
Purchase and development of fixed assets	(27,010)	(19,134)	(9,047)
Change in restricted cash and cash equivalents balance	—	12,550	47
Equity method investment	(1,000)	(5,000)	—
Payments to fund deferred compensation plan	(3,004)	(2,174)	(1,298)
Cash paid for acquisitions, net of cash received	(84,081)	(14,470)	(39,500)
Cash paid for working capital adjustments and holdback liability for prior year acquisitions	(990)	—	—
Proceeds from sales of assets held for sale	—	—	600
Net cash used in investing activities	(116,085)	(28,228)	(49,198)
Cash flows from financing activities:
Capital lease repayments	(4)	(529)	(681)
Payments on term loan	(7,500)	(155,245)	(10,000)
Proceeds from term loan	—	150,000	—
Payments on revolving credit facility	(25,000)	(39,500)	(16,000)
Proceeds from revolving credit facility	89,500	47,500	26,000
Payment of financing costs	—	(3,488)	(364)
Proceeds from exercise of equity awards	3,663	1,792	1,177
Cash paid for shares withheld for taxes	(11,908)	(4,448)	(2,670)
Excess tax benefit from equity awards vested and exercised	7,449	1,819	1,521
Net cash provided by (used in) financing activities	56,200	(2,099)	(1,017)

Effect of exchange rate changes on cash	75	142	(55)
Net change in cash and cash equivalents	(3,497)	(2,507)	9,899
Cash and cash equivalents at beginning of year	13,073	15,580	5,681
Cash and cash equivalents at end of year	$9,576	$13,073	$15,580
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $264, $123 and $63 capitalized in 2015, 2014 and 2013, respectively)	$5,806	$4,599	$7,405
Cash paid for income taxes	$33,132	$17,880	$18,865
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$26,771	$1,631	$9,899
Goodwill	50,227	9,750	21,318
Intangible assets	34,237	9,960	19,790
Liabilities and deferred revenue assumed	(22,954)	(3,821)	(11,507)
Holdback provision	(1,500)	(1,650)	—
Earn-out liabilities	(2,700)	(1,400)	—
Net cash paid for acquisitions	$84,081	$14,470	$39,500
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,337	$4,618	$3,727
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013
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

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairment, accruals for self-insurance and compensation and related benefits, contingencies and litigation, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments.

(e) Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents primarily represent the cash and money market funds on deposit with financial institutions that serve as collateral for the Company’s outstanding letters of credit and captive insurance subsidiary claim payments. See Note (4), “Fair Value Measurement” and Note (8), “Notes Payable and Credit Agreement” for additional information.
(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and internal-use software at cost less accumulated amortization and depreciation. The Company records equipment acquired under capital leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and it expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and technology and software using the straight-line method based on the estimated useful lives of the related assets (three to seven years). The Company amortizes leasehold improvements and equipment obtained under capital leases over the shorter of the term of the lease or their estimated useful lives. The Company includes depreciation of equipment obtained under capital leases with depreciation expense in the accompanying consolidated financial statements.

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

(g) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The performance of the quantitative impairment test involves a two-step process. The first step of the test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. If the carrying amount of a Company’s reporting unit exceeds its fair value, the Company performs the second step of the test to determine the amount of impairment loss. The second step of the test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

(h) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through acquisitions. Identifiable intangible assets include tradenames and trademarks, customer relationships, non-compete agreements, staffing databases and acquired technology. The Company amortizes intangible assets, other than tradenames and trademarks with an indefinite life, using the straight-line method over their useful lives. The Company amortizes non-compete covenants using the straight-line method over the lives of the related agreements. The Company reviews for impairment intangible assets with estimable useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company does not amortize indefinite-lived tradenames and trademarks and instead reviews them for impairment annually. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for an indefinite-lived intangible asset, the Company compares its fair value with its carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss.
(i) Insurance Reserves

The Company maintains an accrual for professional liability that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history. In November 2012, the Company established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within its nurse and allied healthcare staffing segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains excess insurance coverage through a commercial carrier for losses above the per occurrence retention.

The Company maintains an accrual for workers compensation, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The expense relating to healthcare professionals is included in cost of revenue, while the expense relating to corporate employees is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and historical claims data, as well as industry data, to determine the appropriate reserve for both reported claims and IBNR claims for each policy year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study.

(j) Revenue Recognition

Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals as well as from the Company’s software-as-a-service (SaaS)-based technology, including its vendor management systems (VMS) and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors. When the Company uses subcontractors, revenue is recorded net of the related subcontractor’s expense. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

(k) Accounts Receivable

The Company records accounts receivable at the invoiced amount. Accounts receivable are non-interest bearing. The Company maintains an allowance for doubtful accounts based on the Company’s historical write-off experience and an assessment of its customers’ financial conditions. The Company also maintains a sales allowance to reserve for potential credits issued to customers, which is based on the Company’s historical experience. The Company has not experienced material bad debts or sales adjustments during the past three years.

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer within the Company’s nurse and allied healthcare staffing segment comprised approximately 11% and 10% of the consolidated revenue of the Company for the fiscal years ended December 31, 2015 and 2014, respectively, while no customer exceeded 10% of consolidated revenue for the year ended December 31, 2013.

The Company’s cash and cash equivalents and restricted cash and cash equivalents accounts are also financial instruments that are exposed to concentration of credit risk. The Company maintains its cash balances with high-credit quality and federally insured institutions. Cash balances may be invested in a non-federally insured money market account. As of December 31, 2015 and 2014, there were $27,352 and $19,567, respectively, of restricted cash and cash equivalents, a portion of which was invested in a non-federally insured money market fund.

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

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The carrying amount of the Company’s term loan and revolver approximates their fair value as the Company amended its credit facilities in January 2016 to increase the capacity of the revolver and to secure a new term loan and the variable interest rates (LIBOR plus 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%, at the Company’s option) remain unchanged. See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the long-term portion of the Company’s insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

(o) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which is the vesting period. Restricted stock units (“RSUs”) typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date and 34% on the second anniversary of the grant date if certain performance targets are met. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain a performance condition dependent on the Company’s adjusted EBITDA margin during the third year of the three-year vesting period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total shareholder return over a three-year period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the performance conditions.

(p) Net Income per Common Share

Share-based awards to purchase 9, 298 and 308 shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2015, 2014 and 2013, respectively:

	Years Ended December 31,
	2015	2014	2013
Net income	$81,891	$33,217	$32,933

Net income per common share - basic	$1.72	$0.71	$0.72
Net income per common share - diluted	1.68	0.69	0.69

Weighted average common shares outstanding - basic	47,525	46,504	45,963
Plus dilutive effect of potential common shares	1,318	1,582	1,824
Weighted average common shares outstanding - diluted	48,843	48,086	47,787

(q) Segment Information

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

The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2015	2014	2013
Revenue
Nurse and allied healthcare staffing	$1,023,936	$695,206	$681,979
Locum tenens staffing	385,091	296,166	287,484
Physician permanent placement services	54,038	44,655	42,353
	$1,463,065	$1,036,027	$1,011,816
Segment operating income
Nurse and allied healthcare staffing	$149,258	$87,246	$82,458
Locum tenens staffing	48,011	30,985	24,712
Physician permanent placement services	15,101	9,818	8,929
	212,370	128,049	116,099
Unallocated corporate overhead	52,254	36,996	30,927
Depreciation and amortization	20,953	15,993	13,545
Share-based compensation	10,284	7,157	6,125
Interest expense, net (including loss on debt extinguishment of $3,113 and $434 for the years ended December 31, 2014 and 2013, respectively), and other	7,790	9,237	9,665
Income from continuing operations before income taxes	$121,089	$58,666	$55,837

(r) Reclassifications

Certain reclassifications have been made to certain of the prior years’ consolidated financial statements to conform to the current year presentation.

(s) Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 and the Company elected to early adopt this standard in fiscal year 2015. The adoption did not have a material effect on the Company’s consolidated financial statements as it only resulted in a reclassification of certain capitalized loan costs from other long-term assets to offset notes payable balance, including the reclassification of debt issuance costs from other assets to long-term notes payable of $1,185 as of December 31, 2014.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), “Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a statement of financial position. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to early adopt this standard during the fourth quarter of 2015. The adoption of this new accounting resulted in a reclassification in the Company’s deferred income taxes, net, being presented within long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2015. The Company did not retrospectively adjust the consolidated balance sheet as of December 31, 2014. The adoption did not have a material effect on the consolidated financial statements as it only resulted in a reclassification of current deferred income taxes, net (current assets) to long-term deferred income taxes, net (non-current liabilities). There was no impact to net income.

(2) Business Combinations
As set forth below, the Company completed five acquisitions from January 1, 2013 through December 31, 2015. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs. The acquisition of Onward Healthcare, Inc. (“Onward Healthcare”), including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively with Onward Healthcare, “OH”), described below is the only acquisition considered significant. As a result, pro forma information for the other four acquisitions is not provided.
MillicanSolutions Acquisition
On October 5, 2015, the Company acquired MillicanSolutions, Inc. (“Millican”), a physician and executive leadership search firm. The total purchase price of $3,985 included (1) $2,985 cash consideration paid upon acquisition, funded by cash-on-hand, (2) $500 to be paid on December 31, 2016, and (3) $500 to be paid on December 31, 2017. The acquisition enhances the Company’s ability to respond to the specialized leadership needs within academic pediatrics and children’s medical centers and expands its expertise in serving academic medical centers and teaching hospitals in physician and leadership search. The results of operations of Millican have been included in the Company’s physician permanent placement segment since the date of acquisition.
The preliminary allocation of the $3,985 purchase price consisted of (1) $636 of fair value of tangible assets acquired, (2) $662 of liabilities assumed, (3) $645 of identified intangible assets and (4) $3,366 of goodwill, a portion of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, staffing databases, customer relationships, and a covenant not to compete with a weighted average useful life of approximately five years.
The First String Healthcare Acquisition
On September 15, 2015, the Company completed its acquisition of The First String Healthcare, Inc. (“TFS”), a provider of interim staffing and permanent placement of nurse leaders and executives. The total purchase price of $7,653 included (1) $4,453 cash consideration paid upon acquisition, funded by cash-on-hand, net of cash received, (2) $500 to be paid on the first anniversary of the acquisition date, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $2,700 as of the acquisition date. The contingent earn-out payment is comprised of (1) up to $1,000 based on the operating results of TFS for the year ended December 31, 2015, which was earned in its entirety, and (2) up to $3,000 based on the operating results of TFS for the year ending December 31, 2016. The acquisition agreement also provides for an additional $1,000 payment to be paid on the second anniversary of the acquisition date conditioned upon the continued employment of the selling shareholders. Accordingly, this amount is recorded as compensation expense over the two year service period. The acquisition enhances the Company’s capabilities to provide interim and permanent nursing leadership. The results of operations of TFS have been included in the Company’s nurse and allied healthcare staffing segment since the date of acquisition.
The preliminary allocation of the $7,653 purchase price consisted of (1) $919 of fair value of tangible assets acquired, (2) $867 of liabilities assumed, (3) $3,373 of identified intangible assets and (4) $4,228 of goodwill, a portion of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, a staffing database and covenants not to compete with a weighted average useful life of approximately seven years.

Onward Healthcare Acquisition
On January 7, 2015, the Company completed its acquisition of OH for approximately $76,643 in cash paid upon acquisition, funded by cash-on-hand and borrowings under the Company’s revolving credit facility, net of cash received. Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a provider of a SaaS-based VMS for healthcare facilities. The acquisition helps the Company to expand its service lines and its supply and placement capabilities of healthcare professionals to its clients. The results of Onward Healthcare and Medefis have been included in the Company’s nurse and allied healthcare staffing segment and the results of Locum Leaders in the Company’s locum tenens staffing segment since the date of acquisition.
The preliminary allocation of the $76,643 purchase price consisted of (1) $25,216 of fair value of tangible assets acquired (including $21,313 of accounts receivable), (2) $21,425 of liabilities assumed (including $11,113 of accounts payable and accrued expenses), (3) $30,219 of identified intangible assets and (4) $42,633 of goodwill, a portion of which is deductible for tax purposes. The intangible assets acquired and their weighted average useful life is as follows:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$8,100	3 - 15
Customer Relationships	17,600	10 - 15
Staffing Database	2,600	5
Acquired Technologies	1,700	8
Non-compete agreements	219	2
	$30,219
Of the $42,633 allocated to goodwill, $37,392 and $5,241 were allocated to the Company’s nurse and allied healthcare staffing segment and locum tenens staffing segment, respectively.
Approximately $145,178 of revenue and $16,229 of income before income taxes of the OH entities were included in the consolidated statement of comprehensive income for the year ended December 31, 2015. The following summary presents unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2015 and 2014 as if the OH acquisition had occurred on January 1, 2014, which gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense, acquisition-related costs and the amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of future operating results.

	Years Ended December 31,
(Unaudited)	2015	2014
Revenue	$1,465,350	$1,138,481
Net income	$80,033	$34,230
Net income per common share:
Basic	$1.68	$0.74
Diluted	$1.64	$0.71

Avantas Acquisition

On December 22, 2014, the Company acquired Avantas, LLC (“Avantas”), a provider of clinical workforce management services, including its proprietary SaaS-based scheduling technology. The initial purchase price of $17,520 included (1) $14,470 cash consideration paid at acquisition, funded through cash-on-hand and borrowings under the Company’s revolving credit facility, (2) $1,650 cash holdback for potential indemnification claims and (3) a tiered contingent earn-out of up to $8,500 based on the operating performance of Avantas during the 12-month period ending June 30, 2016, with an estimated fair value at acquisition of $1,400. During the year ended December 31, 2015, the Company paid an additional $165 to the selling equityholders for a working capital adjustment. The acquisition expanded the Company’s ability to provide workforce optimization services. The results of operations of Avantas have been included in the Company’s nurse and allied healthcare staffing segment since the date of acquisition.
The allocation of the total $17,685 purchase price (which gives effect to the $165 working capital adjustment on the initial purchase price) consisted of (1) $1,631 of fair value of tangible assets acquired, (2) $3,821 of liabilities and deferred revenue assumed, (3) $9,960 of identified intangible assets, including tradenames and trademarks, customer relationships and acquired technologies with a weighted average useful life of approximately 14 years and (4) $9,915 of goodwill, a portion of which is deductible for tax purposes.
ShiftWise Acquisition
On November 20, 2013, the Company completed its acquisition of ShiftWise, a national provider of web-based healthcare workforce solutions, including its VMS technology utilized by hospitals and other healthcare systems. The purchase price of the acquisition totaled $39,500, of which $6,000 was deposited in escrow to satisfy any potential indemnification claims by the Company and is scheduled to be released to the selling shareholders over three years following the closing date at $2,000 per annum minus any resolved or unresolved indemnification claims. As of December 31, 2015, a total of $3,970 has been released from the escrow, of which $3,614 has been released to the selling shareholders and the remaining has been returned to the

Company for certain indemnification payments and payroll taxes the Company paid on behalf of the selling shareholders. The acquisition expanded the Company’s workforce solution offerings to include a standalone VMS technology. The results of operations of ShiftWise have been included in the Company’s nurse and allied healthcare staffing segment since the date of acquisition.

The allocation of the $39,500 purchase price consisted of (1) $9,899 of fair value of tangible assets acquired, (2) $11,502 of liabilities assumed (including $2,701 of deferred tax liabilities), (3) $19,790 of identified intangible assets including tradenames and trademarks, customer relationships, non-compete agreements and acquired technologies with a weighted average useful life of approximately 8 years and (4) $21,313 of non-deductible goodwill.

(3) Derivative Instruments

In April 2015, the Company entered into an interest rate swap agreement to minimize its exposure to interest rate fluctuations on $100,000 of its outstanding variable rate debt under its term loan facility whereby the Company pays a fixed rate of 0.983% per annum and receives a variable rate equal to floating one-month LIBOR. The agreement expires on March 30, 2018.

At December 31, 2015, the interest rate swap had a fair value of $165, which is included in other assets in the accompanying consolidated balance sheet. The effectiveness of the interest rate swap was assessed at inception and on a quarterly basis thereafter. Because the interest rate swap is expected to be highly effective in hedging variable rate interest payments, the swap is accounted for as cash flow hedge, and changes in the fair value of the interest rate swap is reported as a component of accumulated other comprehensive (loss) income until earnings are affected by the hedged interest payment, at which time the hedged interest payment is recognized in interest expense. If at any time the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative instrument gains and losses in the consolidated statement of comprehensive income.

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

Assets and Liabilities Measured on a Recurring Basis

The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds or U.S. Treasury securities that are measured at fair value based on quoted prices, which are level 1 inputs.
The Company’s interest rate swap is measured at fair value using a discounted cash flow analysis that includes the contractual terms, including the period to maturity, and level 2 observable market-based inputs, including interest rate curves. The fair value of the swap is determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The valuation also considers credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company, which are considered Level 3 inputs;

however, as of December 31, 2015, the credit risk adjustments, including nonperformance risk, were considered insignificant to the total fair value of the interest rate swap.

The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are level 3 inputs.

The following tables present information about assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2015
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Interest rate swap asset	165	—	165	—
Acquisition contingent consideration liabilities	(3,770)	—	—	(3,770)

	Fair Value Measurements as of December 31, 2014
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$335	$335	$—	$—
U.S. Treasury securities	5,291	5,291	—	—
Acquisition contingent consideration liabilities	(1,400)	—	—	(1,400)
The following table sets forth reconciliations of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Years Ended December 31,
	2015	2014
Balance as of January 1	$(1,400)	$—
Contingent consideration liabilities recorded at purchase	(2,700)	(1,400)
Change in fair value of contingent consideration earn-out liabilities	330	—
Balance as of December 31	$(3,770)	$(1,400)

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets and equity method investment. The fair values of these assets are estimated primarily using Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. There were no impairment charges recorded during the three years ended December 31, 2015 requiring such measurements.

(5) Goodwill and Identifiable Intangible Assets

As of December 31, 2015 and 2014, the Company had the following acquired intangible assets:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$6,333	$(3,592)	$2,741	$3,020	$(2,618)	$402
Customer relationships	96,829	(40,076)	56,753	77,300	(32,971)	44,329
Tradenames and trademarks	26,853	(7,718)	19,135	17,540	(5,436)	12,104
Non-compete agreements	572	(276)	296	190	(72)	118
Acquired technology	8,730	(2,085)	6,645	7,030	(866)	6,164
	$139,317	$(53,747)	$85,570	$105,080	$(41,963)	$63,117

Intangible assets not subject to amortization: tradenames and trademarks			$89,400			$89,400
			$174,970			$152,517

Aggregate amortization expense for intangible assets was $11,784 and $7,639 for the years ended December 31, 2015 and 2014, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense as of December 31, 2015 is as follows:

Amount
Year ending December 31, 2016	$11,948
Year ending December 31, 2017	11,613
Year ending December 31, 2018	10,540
Year ending December 31, 2019	9,835
Year ending December 31, 2020	6,917
Thereafter	34,717
$85,570

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Healthcare Staffing	Locum Tenens Staffing	Physician Permanent Placement Services	Total
Balance, January 1, 2014	$97,811	$14,502	$32,329	$144,642
Goodwill adjustment from prior acquisition	(5)	—	—	(5)
Goodwill from Avantas acquisition	9,750	—	—	9,750
Balance, December 31, 2014	107,556	14,502	32,329	154,387
Goodwill adjustment for Avantas acquisition	165	—	—	165
Goodwill from OH acquisition	37,392	5,241	—	42,633
Goodwill from TFS acquisition	4,228	—	—	4,228
Goodwill from Millican acquisition	—	—	3,366	3,366
Balance, December 31, 2015	$149,341	$19,743	$35,695	$204,779
Accumulated impairment loss as of December 31, 2014 and 2015	$154,444	$53,940	$6,555	$214,939

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Other current assets:
Restricted cash	11,995	9,054
Income taxes receivable	3,687	3,503
Other	8,041	4,643
Other current assets	$23,723	$17,200

Fixed assets:
Furniture and equipment	$23,380	$17,761
Technology and software	97,962	78,593
Leasehold improvements	5,472	5,340
	126,814	101,694
Accumulated depreciation	(76,680)	(68,814)
Fixed assets, net	$50,134	$32,880

Accounts payable and accrued expenses:
Trade accounts payable	$53,261	$30,039
Subcontractor payable	56,177	33,474
Professional liability reserve	7,962	7,380
Overdraft	124	6,338
Other	1,298	1,762
Accounts payable and accrued expenses	$118,822	$78,993

Accrued compensation and benefits:
Accrued payroll	$21,058	$21,857
Accrued bonuses and commissions	24,476	15,196
Accrued travel expense	2,740	2,413
Accrued health insurance reserve	3,225	1,871
Accrued workers compensation reserve	7,701	5,830
Deferred compensation	23,044	20,729
Other	1,457	99
Accrued compensation and benefits	$83,701	$67,995

Other long-term liabilities:
Workers compensation reserve	$16,899	$13,855
Professional liability reserve	37,369	30,722
Deferred rent	11,826	8,122
Unrecognized tax benefits	8,081	21,706
Other	3,959	3,269
Other long-term liabilities	$78,134	$77,674

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	Years Ended December 31,
	2015	2014	2013
Current income taxes:
Federal	$22,552	$10,787	$17,268
State	3,969	2,883	2,605
Total	26,521	13,670	19,873
Deferred income taxes:
Federal	8,896	10,430	1,693
State	3,781	1,349	1,338
Total	12,677	11,779	3,031
Provision for income taxes from operations	$39,198	$25,449	$22,904

Total income tax expense for the years ended December 31, 2015, 2014 and 2013 was allocated as follows:

	Years Ended December 31,
	2015	2014	2013
Provision for income taxes from operations	$39,198	$25,449	$22,904
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(7,176)	(978)	(1,167)
	$32,022	$24,471	$21,737

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income from operations because of the effect of the following items during the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Tax expense at federal statutory rate	$42,381	$20,533	$19,543
State taxes, net of federal benefit	5,260	2,551	2,302
Non-deductible expenses	3,505	1,816	—
Unrecognized tax benefit	(11,464)	971	1,952
Other, net	(484)	(422)	(893)
Income tax expense from operations	$39,198	$25,449	$22,904

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Stock compensation	$10,170	$11,217
Deferred revenue	956	573
Allowance for doubtful accounts	1,971	1,467
Deferred compensation	9,153	8,142
Accrued expenses	24,932	20,475
Deferred rent	4,885	3,420
Net operating losses	8,809	14,354
State taxes	1,945	1,346
Other	—	2,265
Total deferred tax assets	$62,821	$63,259
Deferred tax liabilities:
Intangibles	$(67,574)	$(57,316)
Fixed assets	(15,155)	(8,453)
Prepaid expenses	(1,224)	(1,427)
Other	(256)	—
Total deferred tax liabilities	$(84,209)	$(67,196)
Valuation allowance	$(1,043)	$(1,224)
Net deferred tax liabilities	$(22,431)	$(5,161)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the recorded valuation allowance.

The deferred tax assets related to net operating losses (“NOLs”) include NOLs from the 2010 acquisition of NF Investors, Inc. (“NFI”) , the parent company of Medfinders and the 2013 acquisition of ShiftWise. The amount of NOL from acquired companies has been the subject of an evaluation under the NOL limitation rules of Internal Revenue Code (“IRC”) Section 382 and corresponding state authorities and the balances reflect these limitations.

The amount of federal NOL carryforward that is available for use in years subsequent to December 31, 2015 is $20,164, which is set to expire by 2029. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2015 is $27,717, which is set to expire at various dates between 2016 and 2032.

 A summary of the changes in the amount of unrecognized tax benefits (excluding interest) for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Beginning balance of unrecognized tax benefits	$22,890	$22,573	$21,415
Additions based on tax positions related to the current year	—	317	809
Additions based on tax positions of prior years	395	—	349
Reductions due to lapse of applicable statute of limitation	(214)	—	—
Settlements	(16,534)	—	—
Ending balance of unrecognized tax benefits	$6,537	$22,890	$22,573

At December 31, 2015, if recognized, approximately $6,373 would affect the effective tax rate (including interest).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $1,544, $5,815 and $4,605 of accrued interest related to unrecognized tax benefits at December 31, 2015, 2014 a nd 2013, respectively. The amount of interest expense (benefit) recognized in 2015, 2014 and 2013 was $(4,272), $1,211 and $1,427, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2015, the Company is no longer subject to state, local or foreign examinations by tax authorities for years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for years before 2011. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contained multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014 and the Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments, effectively settling these audits with the IRS for $7,200 (including interest) during the third quarter of 2015. As a result, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015 and expects to record the state income tax benefits of approximately $1,500 by the quarter ending December 31, 2016, when the various state statutes are projected to lapse.

The IRS has been conducting a separate audit of the Company’s 2011 and 2012 tax years that is focused on income and employment tax issues similar to those raised in the 2007 through 2010 examination. During the quarter ended March 31, 2015, the IRS completed its 2011 and 2012 examination and issued its RAR and ETER to the Company with proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010 and assessments for additional payroll tax liabilities and penalties for 2011 and 2012 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER for the 2011 and 2012 years are mutually exclusive and contain multiple tax positions, some of which are contrary to each other. The Company filed a Protest Letter for both the RAR and ETER in April 2015 and expects the 2011 and 2012 years to be at IRS Appeals in 2016. The IRS began an audit of the Company’s 2013 tax year in the quarter ended June 30, 2015. The Company believes its reserves are adequate with respect to all open years.

(8) Notes Payable and Credit Agreement
On April 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities (the “Credit Facilities”) to replace its prior credit facilities, including (A) a $225,000 secured revolving credit facility (the “Revolver”) that includes a $40,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for swingline loans and (B) a $150,000 secured term loan credit facility (the “Term Loan”). In addition, the Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan or both in an aggregate principal amount not to exceed $125,000 subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent.

The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Term Loan is subject to amortization of principal of 5.00% per year of the original Term Loan amount, which is $7,500 per annum, and payable in equal quarterly installments. Borrowings under the Term Loan and Revolver bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread is determined quarterly based upon the Company’s consolidated leverage ratio. The interest rate for both the outstanding Term Loan and the Revolver was 2.2% on a LIBOR basis as of December 31, 2015.
In connection with obtaining the Credit Facilities, the Company incurred $3,488 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Credit Facilities. In addition, the Company wrote off $3,113 of unamortized financing fees and original issue discount, which was recorded as loss on debt extinguishment in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2014.

The Credit Facilities are available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. The maturity date of the Credit Facilities is April 18, 2019. At December 31, 2015, the outstanding balance of the Term Loan was $136,875, of which $7,500 is due in the next 12 months. Additionally, at December 31, 2015, unamortized fees relating to the Term Loan were $885 and $82,500 was outstanding under the Revolver. At December 31,

2015, with $10,161 of outstanding letters of credit collateralized by the Revolver, there was $132,339 of available credit under the Revolver.

Annual principal maturities of the Term Loan as of December 31, 2015 are as follows:

Year ending December 31, 2016	$7,500
Year ending December 31, 2017	7,500
Year ending December 31, 2018	7,500
Year ending December 31, 2019	114,375
Thereafter	—
$136,875
The Company’s outstanding debt instruments at December 31, 2015 and 2014 were secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries.

On January 4, 2016, the Company entered into the First Amendment to Credit Agreement (the “First Amendment” and together with the Credit Agreement, the “Amended Credit Agreement”) with several lenders to provide for, among other things, (A) a $50,000 increase to the Company’s Revolver to $275,000 and (B) an additional $75,000 secured term loan credit facility (the “Additional Term Loan”). Additionally, the Amended Credit Agreement no longer requires the Company to make mandatory prepayments under any of the credit facilities provided thereunder with the proceeds of extraordinary receipts and excess cash flow. The Amended Credit Agreement still provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan or both in an aggregate principal amount not to exceed $125,000 subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries. The payment obligations under the Amended Credit Agreement may be accelerated upon the occurrence of defined events of default.

The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Revolver, to complete its acquisition of B.E. Smith, as more fully described in Note (14), “Subsequent Events.” The Additional Term Loan is subject to amortization of principal of 5.00% per year of the original Additional Term Loan amount, payable in equal quarterly installments. The maturity date of the Additional Term Loan is January 4, 2021.
The Amended Credit Agreement contains various customary affirmative and negative covenants, including restrictions on assumption of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity and allowable investments. Additionally, there are financial covenants based on the Company’s consolidated leverage ratio and interest coverage ratio as calculated in accordance with the Amended Credit Agreement.

Letters of Credit

At December 31, 2015, the Company maintained outstanding standby letters of credit totaling $15,788 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $15,788 outstanding letters of credit, the Company has collateralized $5,627 in cash and cash equivalents and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2014 totaled $15,006.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the AMN Plan were $1,225, $553 and $165 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the Plan were $974, $595 and $384 for the years ended December 31, 2015, 2014 and 2013, respectively.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2015 and 2014, no shares of preferred stock were outstanding.

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

(11) Share-Based Compensation

(a) Equity Award Plans

Stock Option Plan

The Company established a stock option plan (the “Stock Option Plan”) to provide a means to attract and retain employees. 4,178 options were authorized for issuance to be granted under the Stock Option Plan. On April 12, 2006, 371 shares of common stock reserved for future issuance under The Stock Option Plan were rolled into the Equity Plan, which is discussed below. The Stock Option Plan has expired and no further equity awards have been granted from the Stock Option Plan since 2005. As of December 31, 2015, no equity awards were outstanding under it.

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s original adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan (under which there are no longer any outstanding awards) that were forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and have exercise prices that will be determined at the time of grant, which will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009 and April 18, 2012, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850 and 2,400, respectively. At December 31, 2015 and 2014, respectively, 2,128 and 2,421 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have consisted of SARs, options or RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2015, 200 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to a PRSU being earned) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2013	1,659	$7.53
Granted—RSUs	285	$12.86
Granted—PRSUs	291	$13.86
Vested	(588)	$7.02
Canceled/forfeited/expired	(10)	$13.06
Unvested at December 31, 2013	1,637	$9.73
Granted—RSUs	361	$13.76
Granted—PRSUs	535	$14.97
Vested	(838)	$8.63
Canceled/forfeited/expired	(120)	$12.16
Unvested at December 31, 2014	1,575	$11.95
Granted—RSUs	203	$22.43
Granted—PRSUs	616	$13.58
Vested	(1,081)	$9.13
Canceled/forfeited/expired	(76)	$15.45
Unvested at December 31, 2015	1,237	$16.73

As of December 31, 2015, there was $9,841 unrecognized compensation cost related to non-vested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2015 and 2014, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $38,400 and $30,876, respectively.

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

A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2012	698	$14.34	1,241	$10.57
Granted	—	$—	—	$—
Exercised	(109)	$11.23	(132)	$8.31
Canceled/forfeited/expired	—	$—	(13)	$15.19
Outstanding at December 31, 2013	589	$14.92	1,096	$10.78
Granted	—	$—	—	$—
Exercised	(117)	$14.86	(142)	$11.53
Canceled/forfeited/expired	(227)	$14.94	(6)	$19.69
Outstanding at December 31, 2014	245	$14.93	948	$10.61
Granted	—	$—	—	$—
Exercised	(245)	$14.93	(615)	$10.79
Canceled/forfeited/expired	—	$—	(1)	$24.95
Outstanding at December 31, 2015	—	$—	332	$10.26
Vested and expected to vest at December 31, 2015	—	$—	332	$10.26
Exercisable at December 31, 2015	—	$—	332	$10.26

As of December 31, 2015, all SARs were fully vested, and there were no stock options outstanding. The total intrinsic value of stock options and SARs exercised was $10,505, $770 and $980 for 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the total intrinsic value of stock options and SARs outstanding and exercisable was $7,013 and $10,142, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Share-based employee compensation, before tax	$10,284	$7,157	$6,125
Related income tax benefits	(3,990)	(2,783)	(2,383)
Share-based employee compensation, net of tax	$6,294	$4,374	$3,742

(12) Commitments and Contingencies

(a) Legal

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s healthcare professionals. From time to time, and depending upon the particular facts and circumstances, the Company may be subject to indemnification obligations under its contracts with such clients relating to these matters. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when management believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjusts them accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information. During the first quarter of 2014, the Company completed the settlement of a wage and hour class action (and a related action) for an immaterial amount. With regards to outstanding loss contingencies as of December 31, 2015, the Company believes that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of litigation is inherently uncertain, and therefore, if one or more of these legal matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

(b) Leases

The Company leases certain office facilities and equipment under various operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows:

Operating Leases
Years ending December 31,
2016	$15,933
2017	14,619
2018	13,545
2019	12,469
2020	11,899
Thereafter	81,187
Total minimum lease payments	$149,652

Rent expense under operating leases was $15,940, $14,136, and $14,205 for the years ended December 31, 2015, 2014 and 2013, respectively.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$327,510	$350,144	$382,859	$402,552	$1,463,065
Gross profit	$101,432	$110,118	$126,009	$131,804	$469,363
Net income	$12,209	$15,870	$33,647	$20,165	$81,891
Net income per share from:
Basic	$0.26	$0.33	$0.71	$0.42	$1.72
Diluted	$0.25	$0.32	$0.69	$0.41	$1.68

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$240,881	$250,913	$264,584	$279,649	$1,036,027
Gross profit	$73,956	$77,159	$80,306	$84,696	$316,117
Net income	$7,630	$7,193	$8,499	$9,895	$33,217
Net income per share from:
Basic	$0.16	$0.15	$0.18	$0.21	$0.71
Diluted	$0.16	$0.15	$0.18	$0.20	$0.69

(14) Subsequent Events

B.E. Smith Acquisition

On January 4, 2016, the Company completed its acquisition of B.E. Smith, a full-service healthcare interim leadership placement and executive search firm, for $163,750 in cash. B.E. Smith places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical and children’s hospitals, physician practices, and post-acute care providers. The acquisition will provide the Company additional access to healthcare executives and enhances its integrated services to hospitals, health systems and other healthcare facilities across the nation. To help finance the acquisition, the Company entered into the First Amendment, which provided $125,000 of additional available borrowings to the Company. The First Amendment is more fully described in Note (8), “Notes Payable and Credit Agreement.”

HealthSource Global Staffing Acquisition

On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing for $6,500 in cash and a tiered contingent earn-out payment of up to $4,000. HealthSource Global is a crisis staffing company that also provides rapid response staffing under which it provides clients nurses who can begin assignments within one to two weeks in acute-care facilities in contrast to the three to five week lead time that may be required for travel and allied healthcare professionals.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2015.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired OH, TFS and Millican (collectively, the “Acquired Entities”) during 2015, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 the Acquired Entities’ internal control over financial reporting associated with total assets of $106.6 million (of which $80.9 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $105.6 million included in our consolidated financial statements as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein. KPMG’s audit of internal control over financial reporting of the Company also excluded an evaluation of internal control over financial reporting of the Acquired Entities.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMN Healthcare Services, Inc.:

We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, AMN Healthcare Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Onward Healthcare, Inc. and subsidiaries, The First String Healthcare, Inc., and MillicanSolutions, Inc. during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, Onward Healthcare, Inc. and subsidiaries’, The First String Healthcare, Inc.’s, and MillicanSolutions, Inc.’s internal control over financial reporting associated with total assets of $106.6 million (of which $80.9 million represents goodwill and intangibles included within the scope of the assessment) and total revenue of $105.6 million included in the consolidated financial statements of AMN Healthcare Services, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of AMN Healthcare Services, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Onward Healthcare, Inc. and subsidiaries, The First String Healthcare, Inc., and MillicanSolutions, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 23, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 20, 2016 (the “2016 Annual Meeting Proxy Statement”) under the headings “Election of Directors – Nominees for the Board of Directors,” “Executive Compensation Disclosure – Non-Director Executive Officers,” “Security Ownership and Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” the table set forth in “Corporate Governance – Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance – Committees of the Board.”

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

Information required by this item is incorporated by reference to the 2016 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines,” “Corporate Governance – Board Role In Risk Oversight,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2016 Annual Meeting Proxy Statement under the heading “Security Ownership and Other Matters – Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plan Category
Equity compensation plans approved by security holders	1,551,817	$10.57	2,127,876
Equity compensation plans not approved by security holders(3)	16,997	$4.55	200,000

Total	1,568,814	$10.26	2,327,876

(1) Includes SARs, RSUs and PRSUs. For purposes of this table, we set forth one share of common stock to be issued under the exercise of each SAR. Because of the nature of a SAR, the number of shares that are actually issued upon exercise of a SAR will be less than one share of common stock. The weighted-average exercise price set forth in this table excludes the effect of 464,910 shares of RSUs and 771,794 shares of PRSUs, which have no exercise price.
(2) Under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to SARs that are not issued in connection with the settlement of the SARs on exercise thereof, is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include shares underlying our Equity Plan that are forfeited, canceled or terminated after December 31, 2015. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”
(3) On occasion, we have made employee award inducement equity grants to key employees outside of the Equity Plan. Although these awards were made outside of the Equity Plan, the key terms and conditions of each grant are the same in all material respects as equity awards made under the Equity Plan. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.” Additionally, in 2014, the Board adopted the Company’s 2014 Employment Inducement Plan under which we may issue up to 200,000 shares of our common stock to prospective employees. As of December 31, 2015, no equity awards had been made under the 2014 Employment Inducement Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2016 Annual Meeting Proxy Statement under the headings “Corporate Governance – Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance – Director Independence,” and “Corporate Governance – Committees of the Board.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2016 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

2.2
Stock Purchase Agreement among John D. Smith, Josem Holding, Inc. and AMN Healthcare, Inc. dated November 17, 2015 (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated January 4, 2016, filed with the SEC on January 4, 2016).

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

10.1
Credit Agreement, dated as of April 18, 2014, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Rx Pro Health, LLC, Nursefinders, LLC, Linde Health Care Staffing, Inc., and Shiftwise, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.2
First Amendment to Credit Agreement, dated as of January 4, 2016, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Rx Pro Health, LLC, Nursefinders, LLC, Linde Health Care Staffing, Inc., Shiftwise, Inc., The First String Healthcare, Inc., MillicanSolutions, LLC, Avantas, LLC, Onward Healthcare, LLC, Locum Leaders, Inc., and Medefis, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.*

10.3
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.4
Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.5
AMN Healthcare Equity Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.6	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.7	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.8	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).**

10.9	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).**

10.10
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010).

Exhibit Number	Description
10.11
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011).

10.12
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 7, 2012).

10.13
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

10.15
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.16
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting with Deferral) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.17	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement)*

10.18
AMN Healthcare Services, Inc. Senior Management Bonus Plan, as Amended and Restated (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2012).

10.19
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.20
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.21
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement).***

10.22	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).***

10.23	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).***

10.24
Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott, effective as of January 24, 2011 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 3, 2011, filed with the SEC on January 5, 2011).

10.25
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

Exhibit Number	Description
32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006.

***	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 23, 2016.

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