Form 10-Q
period 2016-03-31
AMN HEALTHCARE SERVICES INC
filed 2016-05-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 4, 2016, there were 48,033,392 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23,106	$9,576
Accounts receivable, net of allowances of $7,791 and $7,691 at March 31, 2016 and December 31, 2015, respectively	302,342	277,996
Accounts receivable, subcontractor	49,858	50,807
Prepaid expenses	16,008	13,526
Other current assets	21,648	23,723
Total current assets	412,962	375,628
Restricted cash and cash equivalents	27,176	27,352
Fixed assets, net of accumulated depreciation of $79,108 and $76,680 at March 31, 2016 and December 31, 2015, respectively	53,731	50,134
Other assets	52,993	47,569
Goodwill	307,161	204,779
Intangible assets, net of accumulated amortization of $58,083 and $53,747 at March 31, 2016 and December 31, 2015, respectively	240,478	174,970
Total assets	$1,094,501	$880,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$109,121	$118,822
Accrued compensation and benefits	98,049	83,701
Current portion of revolving credit facility	40,000	30,000
Current portion of notes payable	11,250	7,500
Deferred revenue	8,436	5,620
Other current liabilities	23,998	5,374
Total current liabilities	290,854	251,017
Revolving credit facility	127,500	52,500
Notes payable, less unamortized fees	196,746	128,490
Deferred income taxes, net	22,514	22,431
Other long-term liabilities	83,076	78,134
Total liabilities	720,690	532,572
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 47,998 and 47,709 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	480	477
Additional paid-in capital	444,236	443,733
Accumulated deficit	(70,298)	(96,167)
Accumulated other comprehensive loss	(607)	(183)
Total stockholders’ equity	373,811	347,860
Total liabilities and stockholders’ equity	$1,094,501	$880,432

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$468,002	$327,510
Cost of revenue	316,104	226,078
Gross profit	151,898	101,432
Operating expenses:
Selling, general and administrative	97,823	71,552
Depreciation and amortization	6,765	5,095
Total operating expenses	104,588	76,647
Income from operations	47,310	24,785
Interest expense, net, and other	3,249	1,807
Income before income taxes	44,061	22,978
Income tax expense	18,192	10,769
Net income	$25,869	$12,209

Other comprehensive income (loss):
Foreign currency translation	39	68
Unrealized loss on cash flow hedge, net of income taxes	(463)	—
Other comprehensive income (loss)	(424)	68

Comprehensive income	$25,445	$12,277

Net income per common share:
Basic	$0.54	$0.26
Diluted	$0.53	$0.25
Weighted average common shares outstanding:
Basic	47,894	47,146
Diluted	49,103	48,364

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$25,869	$12,209
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	6,765	5,095
Non-cash interest expense and other	576	457
Change in fair value of contingent consideration	99	—
Increase in allowances for doubtful accounts and sales credits	2,687	2,192
Provision for deferred income taxes	(1,201)	5,359
Share-based compensation	3,381	2,377
Excess tax benefits from share-based compensation	(2,322)	(5,029)
Loss on disposal or sale of fixed assets	—	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,219)	(16,443)
Accounts receivable, subcontractor	916	(5,748)
Income taxes receivable	6,006	5,171
Prepaid expenses	(2,469)	(2,742)
Other current assets	(1,477)	(321)
Other assets	(2,471)	(2,150)
Accounts payable and accrued expenses	(10,229)	3,621
Accrued compensation and benefits	9,775	996
Other liabilities	14,079	4,382
Deferred revenue	286	(532)
Restricted cash and cash equivalents balance	176	(205)
Net cash provided by operating activities	35,227	8,687

Cash flows from investing activities:
Purchase and development of fixed assets	(6,618)	(6,370)
Loan to Pipeline Health Holdings LLC	—	(667)
Payments to fund deferred compensation plan	(2,855)	(1,203)
Cash paid for acquisitions, net of cash received	(165,230)	(76,945)
Cash paid for working capital adjustments for prior year acquisition	—	(165)
Net cash used in investing activities	(174,703)	(85,350)

Cash flows from financing activities:
Capital lease repayments	—	(4)
Payments on term loan	(2,813)	(1,875)
Proceeds from term loan	75,000	—
Payments on revolving credit facility	—	(7,000)
Proceeds from revolving credit facility	85,000	84,500
Payment of financing costs	(448)	—
Earn-out payment for prior acquisition	(900)	—
Proceeds from exercise of equity awards	—	3,199
Cash paid for shares withheld for taxes	(5,194)	(8,694)
Excess tax benefits from share-based compensation	2,322	5,029
Net cash provided by financing activities	152,967	75,155
Effect of exchange rate changes on cash	39	68
Net increase (decrease) in cash and cash equivalents	13,530	(1,440)
Cash and cash equivalents at beginning of period	9,576	13,073

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at end of period	$23,106	$11,633

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $264 and $43 capitalized for the three months ended March 31, 2016 and 2015, respectively)	$2,295	$1,330
Cash paid for income taxes	$2,418	$473
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$12,706	$25,627
Goodwill	101,531	42,702
Intangible assets	69,844	30,219
Liabilities assumed	(13,139)	(21,603)
Holdback provision	(2,122)	—
Earn-out liabilities	(3,590)	—
Net cash paid for acquisitions	$165,230	$76,945
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,489	$3,607
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 24, 2016 (“2015 Annual Report”).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. Actual results could differ from those estimates under different assumptions or conditions.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for by the customer consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company adopted this pronouncement prospectively beginning January 1, 2016 and the adoption did not have a material effect on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.” This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those years. The Company adopted this pronouncement prospectively beginning January 1, 2016 and the adoption did not have a material effect on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS
As set forth below, the Company completed five acquisitions from January 1, 2015 through March 31, 2016. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.

HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The initial purchase price of $9,379 included (1) $2,727 cash consideration paid at acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, (3) $940 cash holdback for the income tax payment paid on behalf of the sellers after the acquisition date, and (4) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ending December 31, 2016, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017. As the acquisition is not considered material, pro forma information is not provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition.
The preliminary allocation of the $9,379 purchase price consisted of (1) $1,670 of fair value of tangible assets acquired, (2) $5,509 of liabilities assumed, (3) $3,944 of identified intangible assets, and (4) $9,274 of goodwill, none of which is deductible for tax purposes. The intangible assets include the fair value of trademarks, customer relationships, staffing databases, and covenants not to compete with a weighted average useful life of approximately eight years.
B.E. Smith Acquisition
On January 4, 2016, the Company completed its acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm, for $162,232 in cash, net of cash received, and settlement of the pre-existing relationship between AMN and BES. BES places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical and children’s hospitals, physician practices, and post-acute care providers. The acquisition provides the Company additional access to healthcare executives and enhances its integrated services to hospitals, health systems and other healthcare facilities across the nation. To help finance the acquisition, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which provided $125,000 of additional available borrowings to the Company. The First Amendment is more fully described in Note (7), “Notes Payable and Credit Agreement.” The results of BES have been included in the Company’s other workforce solutions segment since the date of acquisition.
The preliminary allocation of the $162,232 purchase price consisted of (1) $11,704 of fair value of tangible assets acquired, (2) $7,630 of liabilities assumed, (3) $65,900 of identified intangible assets, and (4) $92,258 of goodwill, a portion of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately fifteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$26,300	20
Customer Relationships	25,700	12
Staffing Database	13,000	10
Non-Compete Agreements	900	5
	$65,900
Approximately $26,651 of revenue and $3,890 of income before taxes of BES were included in the condensed consolidated statement of comprehensive income for the three months ended March 31, 2016. The following summary presents unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2015 as if the BES acquisition had occurred on January 1, 2015, which gives effect to certain adjustments, including the reduction of compensation expense related to non-recurring executive salary expense, acquisition-related costs and the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of our future operating results.

Three Months Ended March 31, 2015
Revenue	$346,789
Income from operations	$25,195
Net income	$11,677
Net income per common share:
Basic	$0.25
Diluted	$0.24
MillicanSolutions Acquisition
On October 5, 2015, the Company acquired MillicanSolutions, Inc. (“Millican”), a physician and executive leadership search firm. The total purchase price of $3,985 included (1) $2,985 cash consideration paid upon acquisition, funded by cash on-hand, (2) $500 to be paid on December 31, 2016, and (3) $500 to be paid on December 31, 2017. The acquisition enhances the Company’s ability to respond to the specialized leadership needs within academic pediatrics and children’s medical centers and expands its expertise in serving academic medical centers and teaching hospitals in physician and leadership search. As the acquisition is not considered material, pro forma information is not provided. The results of operations of Millican have been included in the Company’s other workforce solutions segment since the date of acquisition.
The preliminary allocation of the $3,985 purchase price consisted of (1) $261 of fair value of tangible assets acquired, (2) $287 of liabilities assumed, (3) $645 of identified intangible assets, and (4) $3,366 of goodwill, a portion of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, staffing databases, customer relationships, and a covenant not to compete. The weighted average useful life of the acquired intangible assets subject to amortization is approximately five years.
The First String Healthcare Acquisition
On September 15, 2015, the Company completed its acquisition of The First String Healthcare (“TFS”), a leading provider of interim staffing and permanent placement of nurse leaders and executives. The total purchase price of $7,653 included (1) $4,453 cash consideration paid upon acquisition, funded by cash-on-hand, net of cash received, (2) $500 to be paid on the first anniversary of the acquisition date, and (3) a contingent earn-out with a fair value of $2,700 as of the acquisition date. Also, the purchase agreement included an additional $1,000 payment to be paid on the second anniversary of the acquisition date conditioned upon, subject to certain exceptions, continued employment of the selling shareholders, which is being recorded as compensation expense for post-combination services. The acquisition is intended to enhance the Company’s capabilities to provide interim and permanent nursing leadership. As the acquisition is not considered material, pro forma information is not provided. The results of operations of TFS are included in the other workforce solutions segment in the Company’s consolidated financial statements since the date of acquisition.
The acquisition agreement provides for a tiered contingent earn-out payment of up to $4,000, of which (1) $1,000 was paid to the sellers in March 2016 based on the operating results of TFS for the 12-month period ended December 31, 2015, and (2) up to $3,000 may be paid in 2017 based on the operating results of TFS for the 12-month period ending December 31, 2016. The preliminary allocation of the purchase price consisted of (A) $919 of fair value of tangible assets acquired, (B) $867 of liabilities assumed, (C) $3,373 of identified intangible assets, and (D) $4,228 of goodwill, which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, a staffing database, and covenants not to compete. The weighted average useful life of the acquired intangible assets subject to amortization is approximately seven years.
Onward Healthcare Acquisition
On January 7, 2015, the Company completed its acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”), for approximately $76,643 in cash, funded by cash-on-hand and borrowings under the Company’s revolving credit facility. Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a provider of a software-as-a-service (“SaaS”)-based vendor management system for healthcare facilities. The acquisition helps the Company to expand its service lines and its supply and placement capabilities of healthcare professionals to its clients. The results of Onward Healthcare are included in the Company’s nurse and allied solutions segment, the results of Locum Leaders are included in the Company’s locum tenens solutions segment, and the results of Medefis are included in the Company’s other workforce solutions segment since the date of acquisition.

The allocation of the $76,643 purchase price consisted of (1) $25,216 of fair value of tangible assets acquired (including $21,313 of accounts receivable), (2) $22,275 of liabilities assumed (including $11,113 of accounts payable and accrued expenses), (3) $30,219 of identified intangible assets, and (4) $43,483 of goodwill, a portion of which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, staffing database, acquired technologies, and non-compete agreements. The weighted average useful life of the acquired intangible assets is approximately eleven years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$8,100	3 - 15
Customer Relationships	17,600	10 - 15
Staffing Database	2,600	5
Acquired Technologies	1,700	8
Non-Compete Agreements	219	2
	$30,219
Of the $43,483 allocated to goodwill, $23,032, $5,241 and $15,210 were allocated to the Company’s nurse and allied solutions, locum tenens solutions and other workforce solutions segments, respectively.

3. REVENUE RECOGNITION
Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals as well as from the Company’s SaaS-based technology, including its vendor management systems and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors. When the Company uses subcontractors, revenue is recorded net of the related subcontractor’s expense. Payables to subcontractors of $50,225 and $56,177 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2016 and the audited consolidated balance sheet as of December 31, 2015, respectively. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Net income	$25,869	$12,209

Net income per common share - basic	$0.54	$0.26
Net income per common share - diluted	$0.53	$0.25

Weighted average common shares outstanding - basic	47,894	47,146
Plus dilutive effect of potential common shares	1,209	1,218
Weighted average common shares outstanding - diluted	49,103	48,364
Share-based awards to purchase 43 and 33 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2016 and 2015, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. Effective as of January 1, 2016, the Company modified its reportable segments. The Company previously utilized three reportable segments, which it identified as follows: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. In light of the Company’s acquisitions over the past several years as well as its transition to a healthcare workforce solutions company, the Company’s management renamed the Company’s three reportable segments and also placed several of the Company’s business lines that were in the nurse and allied healthcare staffing segment into a different segment to better reflect how the business is evaluated by the chief operating decision maker. As of January 1, 2016, the Company began to disclose the following three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse, allied, and local staffing businesses. The locum tenens solutions segment includes its locum tenens staffing business. The other workforce solutions segment includes its healthcare interim leadership staffing and executive search services business, physician permanent placement services business, recruitment process outsourcing business, vendor management systems business, workforce optimization services business, and its education business.
The Company’s chief operating decision maker relies on internal management reporting processes that provide revenue and operating income by reportable segment for making financial decisions and allocating resources. Segment operating income represents income before income taxes plus depreciation, amortization of intangible assets, share-based compensation, interest expense (net) and other, and unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table, which includes reclassified prior period data to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2016	2015
Revenue
Nurse and allied solutions	$297,724	$216,992
Locum tenens solutions	102,738	86,692
Other workforce solutions	67,540	23,826
	$468,002	$327,510
Segment operating income
Nurse and allied solutions	$41,618	$27,362
Locum tenens solutions	13,291	9,110
Other workforce solutions	17,586	7,810
	72,495	44,282
Unallocated corporate overhead	15,039	12,025
Depreciation and amortization	6,765	5,095
Share-based compensation	3,381	2,377
Interest expense, net, and other	3,249	1,807
Income before income taxes	$44,061	$22,978

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2016	$95,309	$19,743	$89,727	$204,779
Goodwill from BES acquisition	—	—	92,258	92,258
Goodwill from HSG acquisition	9,274	—	—	9,274
Goodwill adjustment for OH acquisition	850	—	—	850
Balance, March 31, 2016	$105,433	$19,743	$181,985	$307,161
Accumulated impairment loss as of December 31, 2015 and March 31, 2016	$154,444	$53,940	$6,555	$214,939

6. DERIVATIVE INSTRUMENTS
In April 2015, the Company entered into an interest rate swap agreement to minimize its exposure to interest rate fluctuations on $100,000 of its outstanding variable rate debt under one of its term loans whereby the Company pays a fixed rate of 0.983% per annum and receives a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.

At March 31, 2016, the interest rate swap agreement had a fair value of $(592), which is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2016. At December 31, 2015, the interest rate swap agreement had a fair value of $165, which was included in other assets in the audited consolidated balance sheet as of December 31, 2015. The Company has formally documented the hedging relationship and accounts for this arrangement as a cash flow hedge. The Company recognizes all derivatives on the balance sheet at fair value based on quotes from an independent pricing service. Gains or losses resulting from changes in the values of the arrangement are recorded in other comprehensive income (loss), net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used in the hedging transaction is highly effective in offsetting changes in fair values or cash flows of the hedged item. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

7. NOTES PAYABLE AND CREDIT AGREEMENT
On April 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities to replace its prior credit facilities, including (1) a $225,000 secured revolving credit facility (the “Revolver”) that includes a $40,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for swingline loans and (2) a $150,000 secured term loan credit facility (the “Term Loan”). On January 4, 2016, the Company entered into the First Amendment (together with the Credit Agreement, the “Amended Credit Agreement”) with several lenders to provide for, among other things, (A) a $50,000 increase to the Revolver to $275,000, and (B) an additional $75,000 secured term loan (the “Additional Term Loan”). Additionally, the Amended Credit Agreement no longer requires the Company to make mandatory prepayments under any of the credit facilities provided thereunder with the proceeds of extraordinary receipts and excess cash flow. The Amended Credit Agreement provides that the Company may from time to time obtain an increase in the Revolver or the Term Loan or both in an aggregate principal amount not to exceed $125,000 subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries. The payment obligations under the Amended Credit Agreement may be accelerated upon the occurrence of defined events of default.
The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Revolver, to complete its acquisition of BES, as more fully described in Note (2), “Business Combinations.” The Additional Term Loan is subject to amortization of principal of 5.00% per year of the original Additional Term Loan amount, payable in equal quarterly installments. The maturity date of the Additional Term Loan is January 4, 2021.
The Amended Credit Agreement contains various customary affirmative and negative covenants, including restrictions on incurrence of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity, and allowable investments. Additionally, there are financial covenants based on the Company’s consolidated leverage ratio and interest coverage ratio as calculated in accordance with the Amended Credit Agreement.

In connection with the First Amendment, the Company incurred $632 in fees paid to lenders and other third parties, of which $448 was capitalized and amortized to interest expense over the remaining term of the Amended Credit Agreement and the remaining amount was recorded as interest expense during the three months ended March 31, 2016.

8. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2 and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2015 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2016.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s interest rate swap is measured at fair value using a discounted cash flow analysis that includes the contractual terms, including the period to maturity, and Level 2 observable market-based inputs, including interest rate curves. The fair value of the swap is determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The valuation also considers credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company, which are considered Level 3 inputs; however, as of March 31, 2016, the credit risk adjustments, including nonperformance risk, were considered insignificant to the total fair value of the interest rate swap.
The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are Level 3 inputs.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Interest rate swap liability	(592)	—	(592)	—
Acquisition contingent consideration earn-out liabilities	(6,459)	—	—	(6,459)

	Fair Value Measurements as of December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Interest rate swap asset	165	—	165	—
Acquisition contingent consideration earn-out liabilities	(3,770)	—	—	(3,770)

Level 3 Information
The following table sets forth reconciliations of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
	2016	2015
Balance as of January 1,	$(3,770)	$(1,400)
Settlement of TFS earn-out for year ended 12/31/15	1,000	—
Additional contingent consideration earn-out liability from HSG acquisition on 1/11/16	(3,590)	—
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	660	—
Change in fair value of contingent consideration earn-out liability from TFS acquisition	(697)	—
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(62)	—
Balance as of March 31,	$(6,459)	$(1,400)
Assets Measured on a Non-Recurring Basis
The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity method investment.
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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity method investment during the three months ended March 31, 2016 and 2015.
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

9. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2016, the Company is no longer subject to state, local or foreign examinations by tax authorities for years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for years before 2011. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards from 2005-2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contained multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014 and the Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments, effectively settling these audits with the IRS for $7,200 (including interest) during the third quarter of 2015. As a result of the settlement, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015 and expects to record the state income tax benefits of approximately $1,500 by fiscal year 2019, when the various state statutes are projected to lapse.

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

10. COMMITMENTS AND CONTINGENCIES: LEGAL
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. With regards to outstanding loss contingencies as of March 31, 2016, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Other current assets:
Restricted cash	$11,577	$11,995
Income taxes receivable	—	3,687
Other	10,071	8,041
Other current assets	$21,648	$23,723

Fixed assets:
Furniture and equipment	$25,345	$23,380
Software	101,895	97,962
Leasehold improvements	5,599	5,472
	132,839	126,814
Accumulated depreciation and amortization	(79,108)	(76,680)
Fixed assets, net	$53,731	$50,134

Accounts payable and accrued expenses:
Trade accounts payable	$47,419	$53,261
Subcontractor payable	50,225	56,177
Professional liability reserve	8,075	7,962
Overdraft	2,191	124
Other	1,211	1,298
Accounts payable and accrued expenses	$109,121	$118,822

Accrued compensation and benefits:
Accrued payroll	$42,602	$21,058
Accrued bonuses	14,213	24,476
Accrued travel expense	2,969	2,740
Accrued health insurance reserve	3,299	3,225
Accrued workers compensation reserve	8,242	7,701
Deferred compensation	25,933	23,044
Other	791	1,457
Accrued compensation and benefits	$98,049	$83,701

Other current liabilities:
Income taxes payable	$13,269	$—
Earn-out liabilities	4,712	1,660
Holdback liabilities	2,297	825
Other	3,720	2,889
Other current liabilities	$23,998	$5,374

Other long-term liabilities:
Workers’ compensation reserve	$18,140	$16,899
Professional liability reserve	40,168	37,369
Deferred rent	12,050	11,826
Unrecognized tax benefits	8,166	8,081
Other	4,552	3,959
Other long-term liabilities	$83,076	$78,134

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016 (“2015 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Changes to Our Reportable Segments
Effective as of January 1, 2016, we modified our reportable segments. We previously utilized three reportable segments, which we identified as follows: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. In light of our acquisitions over the past several years as well as our transition to a healthcare workforce solutions company, our management renamed our three reportable segments and also placed several of our business lines that were in our nurse and allied healthcare staffing segment into a different segment to better reflect how the business is evaluated by our chief operating decision maker. As of January 1, 2016, we began to disclose the following three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment includes our travel nurse, allied, and local staffing businesses. The locum tenens solutions segment includes our locum tenens staffing business. The other workforce solutions segment includes our healthcare interim leadership staffing and executive search services business, physician permanent placement services business, recruitment process outsourcing business, vendor management systems business, workforce optimization services business, and education business. Prior period data has been reclassified to conform to the new segment reporting structure.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce optimization services, and the placement of physicians, nurses, allied healthcare professionals, and healthcare executives into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, and several other healthcare settings. Our clients utilize our workforce solutions and healthcare staffing services to meet their workforce needs, both temporary and permanent, in an economically beneficial manner. Our managed services program and vendor management systems enable healthcare organizations to increase their efficiency by managing all of their supplemental workforce needs through one company or technology.
For the three months ended March 31, 2016, we recorded revenue of $468.0 million, as compared to $327.5 million for the same period last year. For the three months ended March 31, 2016, we recorded net income of $25.9 million, as compared to $12.2 million for the same period last year. Nurse and allied solutions segment revenue comprised 64% and 66% of total consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 22% and 27% of total consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days up to one year.

Other workforce solutions segment revenue comprised 14% and 7% of total consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a SaaS VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, and (6) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.
Acquisitions During the Quarter Ended March 31, 2016
During the quarter ended March 31, 2016, we completed two acquisitions. On January 4, 2016, we completed the acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm that places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical hospitals, children’s hospitals, physician practices, and post-acute care providers. We believe the BES acquisition will provide us additional access to healthcare executives and enhance our integrated services to hospitals, health systems and other healthcare facilities across the nation. We include the results of BES in our other workforce solutions segment.
On January 11, 2016, we completed the acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. We include the results of HSG in our nurse and allied solutions segment.
For the three months ended March 31, 2016, $39.3 million of BES and HSG revenue and $7.6 million of BES and HSG income before income taxes were included in the unaudited condensed consolidated statement of operations.
Recent Trends

We believe the healthcare staffing market environment remains strong with demand still at near all-time highs. We continue to experience robust demand for our MSP offerings. Through our focus on prioritizing the fulfillment of our MSP client orders, MSP revenue continues to increase faster than our traditional staffing revenue and represented approximately 50% of the nurse and allied solutions segment revenue for the three months ended March 31, 2016. As a natural outcome of the expansion of our workforce solution offerings, we are seeing certain larger health systems representing a greater portion of our revenue as these clients purchase several different business solutions from our suite of services.
The high demand for our nurse and allied solutions segment has, in turn, allowed us to negotiate increased bill rates. We have passed a portion of these increases on through pay rates in order to attract more nurses into our industry.  Recent increases in health insurance and other direct costs have put some pressure on the gross margins in the nurse and allied solutions segment.
The high levels of demand within our locum tenens solutions segment and other workforce solutions segment with their higher profitability are positively effecting our consolidated gross and operating margins.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Our critical accounting policies and estimates remain consistent with those reported in our 2015 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The HSG, BES, Millican Solutions (“Millican”), The First String Healthcare Inc. (“TFS”), and Onward Healthcare (“OH”) acquisitions impact the comparability of the results between the three months ended March 31, 2016 and 2015. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2016	2015
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	67.5	69.0
Gross profit	32.5	31.0
Selling, general and administrative	20.9	21.8
Depreciation and amortization	1.4	1.6
Income from operations	10.2	7.6
Interest expense, net, and other	0.7	0.6
Income before income taxes	9.5	7.0
Income tax expense	3.9	3.3
Net income	5.6%	3.7%

Comparison of Results for the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue. Revenue increased 43% to $468.0 million for the three months ended March 31, 2016 from $327.5 million for the same period in 2015, due to additional revenue of approximately $49 million resulting from our HSG, BES, Millican, TFS and OH acquisitions with the remainder of the increase driven by 28% organic growth.
Nurse and allied solutions segment revenue increased 37% to $297.7 million for the three months ended March 31, 2016 from $217.0 million for the same period in 2015. Of the $80.7 million increase, approximately $12.6 million was attributable to the additional revenue in connection with the HSG acquisition and $2.0 million was attributable to the prior year having one less week of revenue from the OH acquisition as it was consummated on January 7, 2015 (the “OH Stub Period”), with the remainder primarily attributable to a 17% increase in the average number of healthcare professionals on assignment and a 9% increase in the average bill rate during the three months ended March 31, 2016.
 Locum tenens solutions segment revenue increased 19% to $102.7 million for the three months ended March 31, 2016 from $86.7 million for the same period in 2015. Of the $16.0 million increase, $0.6 million was attributable to the additional revenue of Locum Leaders over the OH Stub Period with the remainder primarily attributable to a 7% increase in the number of days filled and a 10% increase in the average bill rate during the three months ended March 31, 2016.
Other workforce solutions segment revenue increased 183% to $67.5 million for the three months ended March 31, 2016 from $23.8 million for the same period in 2015. Of the $43.7 million increase, $33.4 million was attributable to the additional revenue in connection with the BES, Millican and TFS acquisitions and the additional revenue over the OH Stub Period, with the remainder primarily attributable to an increase in billable active searches and the average placement value in the physician permanent placement business and growth in our VMS and recruitment process outsourcing services revenue during the three months ended March 31, 2016.

Gross Profit. Gross profit increased 50% to $151.9 million for the three months ended March 31, 2016 from $101.4 million for the same period in 2015, representing gross margins of 32.5% and 31.0%, respectively. The increase in consolidated gross margin was due to the growth in our higher margin other workforce solutions segment, higher bill-to-pay spreads in both the nurse and allied solutions and locum tenens solutions segments, partially offset by higher health insurance costs in the nurse and allied solutions segment during the three months ended March 31, 2016. Gross margin by reportable segment for the three months ended March 31, 2016 and 2015 was 26.6% and 26.6% for nurse and allied solutions, 31.0% and 29.4% for locum tenens solutions, and 60.3% and 76.6% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the addition of the BES during the three months ended March 31, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $97.8 million, representing 20.9% of revenue, for the three months ended March 31, 2016, as compared to $71.6 million, representing 21.8% of revenue, for the same period in 2015. The increase in SG&A expenses was primarily due to $8.4 million of additional SG&A expenses from the HSG, BES, Millican, and TFS acquisitions, and OH expenses over the OH Stub Period, as well as increased employee headcount, variable compensation, and other expenses associated with our revenue growth. Share-based compensation expense was higher due to the higher expected share vesting amounts associated with our performance equity awards. SG&A increases as a result of acquisitions in the nurse and allied solutions, locum tenens solutions and other workforce solutions segments were $1.0 million, $0.1 million and $7.3 million, respectively. The increase in the unallocated corporate overhead was primarily attributable to higher employee and facilities expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2016	2015
Nurse and allied solutions	$37,696	$30,309
Locum tenens solutions	18,555	16,400
Other workforce solutions	23,152	10,441
Unallocated corporate overhead	15,039	12,025
Share-based compensation	3,381	2,377
	$97,823	$71,552
Depreciation and Amortization Expenses. Amortization expense increased 48% to $4.3 million for the three months ended March 31, 2016 from $2.9 million for the same period in 2015, primarily attributable to additional amortization expense related to the intangible assets acquired in the OH, TFS, Millican, BES and HSG acquisitions. Depreciation expense increased 9% to $2.4 million for the three months ended March 31, 2016 from $2.2 million for the same period in 2015, primarily attributable to fixed assets acquired as part of the OH, TFS, Millican, BES, and HSG acquisitions and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $3.2 million during the three months ended March 31, 2016 and $1.8 million during the three months ended March 31, 2015. The increase is primarily due to a higher average debt outstanding balance for the three months ended March 31, 2016, which resulted from borrowings used primarily to finance the BES acquisition.
Income Tax Expense. Income tax expense was $18.2 million for the three months ended March 31, 2016 as compared to income tax expense of $10.8 million for the same period in 2015, reflecting effective income tax rates of 41% and 47% for the three months ended March 31, 2016 and 2015, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 41% for 2016.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2016	2015

Net cash provided by operating activities	$35,227	$8,687
Net cash used in investing activities	(174,703)	(85,350)
Net cash provided by financing activities	152,967	75,155
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. We are an obligor under two term loans and we maintain a revolving credit facility. As of March 31, 2016, (1) the total of our term loans outstanding (including both current and long-term portions), less unamortized fees, was $208.0 million, and (2) $167.5 million was drawn with $97.3 million of available credit under our revolving credit facility. We describe in further detail our credit agreement under which our term loans and revolving credit facility are governed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements —Note (8), Notes Payable and Credit Agreement” of our 2015 Annual Report.
In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement.
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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $35.2 million, compared to $8.7 million for the same period in 2015. The increase in net cash provided by operating activities was primarily attributable to (1) better operating results, (2) increases in other liabilities and accrued compensation and benefits, and (3) decreases in accounts receivable and accounts receivable for subcontractors between periods as a result of strong collection efforts. The overall increase was partially offset primarily by a decrease in accounts payable and accrued expenses between periods due to timing of payments. Our Days Sales Outstanding was 59 days at March 31, 2016, 64 days at December 31, 2015, and 61 days at March 31, 2015.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $174.7 million, compared to $85.4 million for the same period in 2015. The increase was primarily due to $165.2 million used for the acquisitions of BES and HSG in January 2016 as compared to $76.9 million used for acquisitions during the three months ended March 31, 2015. Capital expenditures were $6.6 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2016 was $153.0 million, primarily due to proceeds received of $85.0 million from our revolving credit facility and $75.0 million from a new term loan under our amended credit agreement to fund our BES and HSG acquisitions, partially offset by the repayment of $2.8 million under our term loans, and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the three months ended March 31, 2015 was $75.2 million, primarily due to accessing $84.5 million under our revolving credit facility to finance the OH acquisition, partially offset by repayments of debt, including both regularly scheduled payments and paying off our prior credit facilities, and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

 Letters of Credit
 At March 31, 2016, we maintained outstanding standby letters of credit totaling $15.8 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15.8 million of outstanding letters of credit, we have collateralized $5.6 million in cash and cash equivalents and the remaining amounts are collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31, 2015 totaled $15.8 million.

Off-Balance Sheet Arrangements
 At March 31, 2016, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2015 Annual Report that have occurred during the three months ended March 31, 2016 as the additional borrowings used to finance the BES acquisition had been reflected in the table.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance provides that the standard will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to amend the guidance by approving a one-year delay in the effective date of the new standard to 2018. Under this deferred implementation, early adoption is allowed, but not earlier than the original effective date. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU becomes effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Consideration (Reporting Revenue Gross versus Net).” The standard attempts to clarify the implementation guidance on principal versus agent considerations. When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The ASU affects the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year to annual periods beginning after December 15, 2017. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting.” The guidance attempts to simplify the accounting for share-based payment transactions in several areas, including the following: income tax consequences, classification of awards as either equity or liabilities, forfeitures, expected term, and statement of cash flows classification. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the timing of this new standard’s adoption. The income tax benefit impact for the three months ended March 31, 2016 if adopted would have been $2.3 million.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2015 Annual Report and include but are not limited to:

•	the effects of economic downturns or slow recoveries, which could result in less demand for our services and pricing pressures;

•	the negative effects that intermediary organizations may have on our ability to secure new and profitable contracts with our clients;

•
the level of consolidation and concentration of buyers of healthcare workforce solutions and staffing services, which could affect the pricing of our services and our ability to mitigate concentration risk;

•	any inability on our part to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement or client needs;

•
the ability of our clients to retain and increase the productivity of their permanent staff, or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, which may negatively affect our revenue, results of operation and cash flow;

•
any inability on our part to grow and operate our business profitably in compliance with federal and state healthcare industry regulation, including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting;

•	any challenge to the classification of certain of our healthcare professionals as independent contractors, which could adversely affect our profitability;

•	the effect of medical malpractice, employment and wage regulation and other claims asserted against us, which could subject us to substantial liabilities;

•	security breaches and other disruptions that could compromise our information, which could cause our business and reputation to suffer and could subject us to substantial liabilities;

•
any inability on our part to implement new infrastructure and technology systems effectively or technology disruptions, either of which may adversely affect our operating results and our ability to manage our business effectively;

•
disruption to or failure of our SaaS-based technology within certain of our service offerings or our inability to adequately protect our intellectual property rights with respect to such technology, which could reduce client satisfaction, harm our reputation and negatively affect our business;

•	our dependence on third parties for the execution of certain critical functions;

•	cybersecurity risks and cyber incidents, which could adversely affect our business or disrupt operations;

•	any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs;

•	any inability on our part to properly screen and match quality healthcare professionals with suitable placements;

•	any inability on our part to successfully attract and retain a sufficient number of quality sales and operations personnel;

•	the loss of our key officers and management personnel, which could adversely affect our business and operating results;

•	any inability on our part to maintain our positive brand awareness and identity;

•	any inability on our part to effectively incorporate acquisitions into our business operations;

•	any recognition by us of an impairment to goodwill or indefinite-lived intangibles;

•
the effect of significant adverse adjustments by us to our insurance-related accruals, which could decrease our earnings or increase our losses, as the case may be, or negatively affect our cash flow; and

•	our level of indebtedness and any inability on our part to generate sufficient cash flow to service our debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During the three months ended March 31, 2016, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2016. We conduct a de minimis amount of international operations. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1
First Amendment to Credit Agreement, dated as of January 4, 2016, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Rx Pro Health, LLC, Nursefinders, LLC, Linde Health Care Staffing, Inc., Shiftwise, Inc., The First String Healthcare, Inc., MillicanSolutions, LLC, Avantas, LLC, Onward Healthcare, LLC, Locum Leaders, Inc., and Medefis, Inc., as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016).

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.3	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement).*

10.4	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2016

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)