Form 10-Q
period 2016-06-30
AMN HEALTHCARE SERVICES INC
filed 2016-08-05
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 3, 2016, there were 48,049,426 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,062	$9,576
Accounts receivable, net of allowances of $8,254 and $7,691 at June 30, 2016 and December 31, 2015, respectively	330,853	277,996
Accounts receivable, subcontractor	46,326	50,807
Prepaid expenses	15,746	13,526
Other current assets	28,586	23,723
Total current assets	442,573	375,628
Restricted cash and cash equivalents	28,490	27,352
Fixed assets, net of accumulated depreciation of $81,938 and $76,680 at June 30, 2016 and December 31, 2015, respectively	56,575	50,134
Other assets	54,759	47,569
Goodwill	342,827	204,779
Intangible assets, net of accumulated amortization of $62,588 and $53,747 at June 30, 2016 and December 31, 2015, respectively	255,214	174,970
Total assets	$1,180,438	$880,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$131,965	$118,822
Accrued compensation and benefits	102,516	83,701
Current portion of revolving credit facility	40,000	30,000
Current portion of notes payable	11,250	7,500
Deferred revenue	6,145	5,620
Other current liabilities	9,728	5,374
Total current liabilities	301,604	251,017
Revolving credit facility	166,500	52,500
Notes payable, less unamortized fees	194,019	128,490
Deferred income taxes, net	30,921	22,431
Other long-term liabilities	84,495	78,134
Total liabilities	777,539	532,572
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,049 and 47,709 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	480	477
Additional paid-in capital	447,028	443,733
Accumulated deficit	(43,976)	(96,167)
Accumulated other comprehensive loss	(633)	(183)
Total stockholders’ equity	402,899	347,860
Total liabilities and stockholders’ equity	$1,180,438	$880,432

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$473,729	$350,144	$941,731	$677,654
Cost of revenue	318,976	240,026	635,080	466,104
Gross profit	154,753	110,118	306,651	211,550
Operating expenses:
Selling, general and administrative	99,541	74,727	197,364	146,279
Depreciation and amortization	7,334	5,232	14,099	10,327
Total operating expenses	106,875	79,959	211,463	156,606
Income from operations	47,878	30,159	95,188	54,944
Interest expense, net, and other	2,800	1,977	6,049	3,784
Income before income taxes	45,078	28,182	89,139	51,160
Income tax expense	18,756	12,312	36,948	23,081
Net income	$26,322	$15,870	$52,191	$28,079

Other comprehensive income (loss):
Foreign currency translation	86	(80)	125	(12)
Unrealized gain (loss) on cash flow hedge, net of income taxes	(111)	36	(574)	36
Other comprehensive income (loss)	(25)	(44)	(449)	24

Comprehensive income	$26,297	$15,826	$51,742	$28,103

Net income per common share:
Basic	$0.55	$0.33	$1.09	$0.59
Diluted	$0.53	$0.32	$1.06	$0.58
Weighted average common shares outstanding:
Basic	48,034	47,573	47,964	47,361
Diluted	49,348	48,863	49,225	48,615

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$52,191	$28,079
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	14,099	10,327
Non-cash interest expense and other	725	991
Change in fair value of contingent consideration	214	—
Increase in allowances for doubtful accounts and sales credits	5,452	4,075
Provision for deferred income taxes	(419)	6,229
Share-based compensation	6,091	4,530
Excess tax benefits from share-based compensation	(2,764)	(6,811)
Loss on disposal or sale of fixed assets	23	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(41,434)	(27,339)
Accounts receivable, subcontractor	4,448	(8,466)
Income taxes receivable	5,448	5,203
Prepaid expenses	(2,013)	(2,697)
Other current assets	(7,390)	(5,624)
Other assets	(4,042)	(2,693)
Accounts payable and accrued expenses	12,565	14,062
Accrued compensation and benefits	13,648	5,340
Other liabilities	1,619	8,798
Deferred revenue	(2,043)	1,814
Restricted cash and cash equivalents balance	(1,138)	(2,131)
Net cash provided by operating activities	55,280	33,687

Cash flows from investing activities:
Purchase and development of fixed assets	(12,894)	(14,604)
Loan to Pipeline Health Holdings LLC	—	(1,000)
Payments to fund deferred compensation plan	(3,062)	(2,152)
Cash paid for acquisitions, net of cash received	(216,350)	(76,945)
Cash paid for working capital adjustments and holdback liability for prior year acquisitions	(848)	(165)
Net cash used in investing activities	(233,154)	(94,866)

Cash flows from financing activities:
Capital lease repayments	(2)	(4)
Payments on term loan	(5,625)	(3,750)
Proceeds from term loan	75,000	—
Payments on revolving credit facility	—	(17,000)
Proceeds from revolving credit facility	124,000	84,500
Payment of financing costs	(448)	—
Earn-out payment for prior acquisition	(900)	—
Proceeds from exercise of equity awards	—	3,353
Cash paid for shares withheld for taxes	(5,554)	(11,318)
Excess tax benefits from share-based compensation	2,764	6,811
Net cash provided by financing activities	189,235	62,592
Effect of exchange rate changes on cash	125	(12)
Net increase in cash and cash equivalents	11,486	1,401
Cash and cash equivalents at beginning of period	9,576	13,073

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at end of period	$21,062	$14,474

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $154 and $101 capitalized for the six months ended June 30, 2016 and 2015, respectively)	$4,678	$2,736
Cash paid for income taxes	$34,110	$7,382
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$18,176	$25,612
Goodwill	137,174	42,773
Intangible assets	89,084	30,219
Liabilities assumed	(21,892)	(21,659)
Holdback provision	(2,122)	—
Earn-out liabilities	(4,070)	—
Net cash paid for acquisitions	$216,350	$76,945
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,720	$2,606
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

2. BUSINESS COMBINATIONS
As set forth below, the Company completed six acquisitions from January 1, 2015 through June 30, 2016. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.
Peak Provider Solutions Acquisition
On June 3, 2016, the Company completed its acquisition of Peak Provider Solutions (“Peak”), which provides remote medical coding and consulting solutions to hospitals and physician medical groups nationwide. The addition of Peak has expanded the Company’s workforce solutions and enables the Company to offer services in coding diagnosis and procedure codes, which is critical to clinical quality reporting and the financial health of healthcare organizations. The purchase price of $52,125 included (1) $51,645 cash consideration paid at acquisition, funded through cash-on-hand, net of cash received, and borrowings under the Company’s revolving credit facility, and (2) a contingent earn-out payment of up to $3,000 with an estimated fair value of $480 as of the acquisition date. The contingent earn-out payment is based on the operating results of Peak for the year ending December 31, 2016. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of Peak have been included in the Company’s other workforce solutions segment since the date of acquisition.
The preliminary allocation of the $52,125 purchase price consisted of (1) $5,601 of fair value of tangible assets acquired, (2) $9,560 of liabilities assumed, (3) $19,240 of identified intangible assets, and (4) $36,844 of goodwill, none of which is deductible for tax purposes. The fair value of intangible assets primarily includes $7,600 of trademarks and $11,600 of customer relationships with a weighted average useful life of approximately eleven years.
HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The acquisition helps the Company expand its service lines and provide clients with rapid response staffing services. The initial purchase price of $8,439 included (1) $2,727 cash consideration paid at acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ending December 31, 2016, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017. As the acquisition is not considered material, pro forma information is not provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition.
The preliminary allocation of the $8,439 purchase price consisted of (1) $587 of fair value of tangible assets acquired, (2) $5,593 of liabilities assumed, (3) $3,944 of identified intangible assets, and (4) $9,501 of goodwill, none of which is deductible for tax purposes. The intangible assets include the fair value of trademarks, customer relationships, staffing databases, and covenants not to compete with a weighted average useful life of approximately eight years.
B.E. Smith Acquisition
On January 4, 2016, the Company completed its acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm, for $161,708 in cash, net of cash received, and settlement of the pre-existing relationship between AMN and BES. BES places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical and children’s hospitals, physician practices, and post-acute care providers. The acquisition provides the Company additional access to healthcare executives and enhances its integrated services to hospitals, health systems, and other healthcare facilities across the nation. To help finance the acquisition, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which provided $125,000 of additional available borrowings to the Company. The First Amendment is more fully described in Note (7), “Notes Payable and Credit Agreement.” The results of BES have been included in the Company’s other workforce solutions segment since the date of acquisition. During the second quarter of 2016, $524 was returned to the Company for the working capital settlement.
The preliminary allocation of the $161,708 purchase price consisted of (1) $11,718 of fair value of tangible assets acquired, (2) $6,739 of liabilities assumed, (3) $65,900 of identified intangible assets, and (4) $90,829 of goodwill, most of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately fifteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$26,300	20
Customer Relationships	25,700	12
Staffing Database	13,000	10
Non-Compete Agreements	900	5
	$65,900
Approximately $27,446 of revenue and $3,070 of income before income taxes of BES were included in the unaudited condensed consolidated statement of comprehensive income for the three months ended June 30, 2016. Approximately $54,097 of revenue and $6,960 of income before income taxes of BES were included in the unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2016. The following summary presents unaudited pro forma consolidated results of operations of the Company for the three and six months ended June 30, 2015 as if the BES acquisition had occurred on January 1, 2015, which gives effect to certain adjustments, including the reduction of compensation expense related to non-recurring executive salary expense, acquisition-related costs, and the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of our future operating results.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$373,978	$720,767
Income from operations	$31,704	$56,899
Net income	$16,186	$27,863
Net income per common share:
Basic	$0.34	$0.59
Diluted	$0.33	$0.57
MillicanSolutions Acquisition
On October 5, 2015, the Company acquired MillicanSolutions (“Millican”), a physician and executive leadership search firm. The total purchase price of $3,985 included (1) $2,985 cash consideration paid upon acquisition, funded by cash on-hand, (2) $500 to be paid on December 31, 2016, and (3) $500 to be paid on December 31, 2017. The acquisition enhances the Company’s ability to respond to the specialized leadership needs within academic pediatrics and children’s medical centers and expands its expertise in serving academic medical centers and teaching hospitals in physician and leadership search. As the acquisition is not considered material, pro forma information is not provided. The results of operations of Millican have been included in the Company’s other workforce solutions segment since the date of acquisition.
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
The First String Healthcare Acquisition
On September 15, 2015, the Company completed its acquisition of The First String Healthcare (“TFS”), a leading provider of interim staffing and permanent placement of nurse leaders and executives. The total purchase price of $7,653 included (1) $4,453 cash consideration paid upon acquisition, funded by cash-on-hand, net of cash received, (2) $500 to be paid on the first anniversary of the acquisition date, and (3) a contingent earn-out with a fair value of $2,700 as of the acquisition date. Also, the purchase agreement included an additional $1,000 payment to be paid on the second anniversary of the acquisition date conditioned upon, subject to certain exceptions, continued employment of the selling shareholders, which is being recorded as compensation expense for post-combination services. The acquisition enhances the Company’s capabilities to provide interim and permanent nursing leadership. As the acquisition is not considered material, pro forma information is not provided. The results of operations of TFS are included in the other workforce solutions segment since the date of acquisition.

The acquisition agreement provides for a tiered contingent earn-out payment of up to $4,000, of which (1) $1,000 was paid to the sellers in March 2016 based on the operating results of TFS for the twelve months ended December 31, 2015, and (2) up to $3,000 may be paid in 2017 based on the operating results of TFS for the twelve months ending December 31, 2016. The preliminary allocation of the purchase price consisted of (A) $919 of fair value of tangible assets acquired, (B) $891 of liabilities assumed, (C) $3,373 of identified intangible assets, and (D) $4,252 of goodwill, which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, a staffing database, and covenants not to compete. The weighted average useful life of the acquired intangible assets subject to amortization is approximately seven years.
Onward Healthcare Acquisition
On January 7, 2015, the Company completed its acquisition of Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively, “OH”), for approximately $76,643 in cash, funded by cash-on-hand and borrowings under the Company’s revolving credit facility. Onward Healthcare is a national nurse and allied healthcare staffing firm, Locum Leaders is a national locum tenens provider, and Medefis is a provider of a software-as-a-service (“SaaS”)-based vendor management system for healthcare facilities. The acquisition helps the Company to expand its service lines and its supply and placement capabilities of healthcare professionals to its clients. The results of Onward Healthcare are included in the Company’s nurse and allied solutions segment, the results of Locum Leaders are included in the Company’s locum tenens solutions segment, and the results of Medefis are included in the Company’s other workforce solutions segment, in each case, since the date of acquisition.
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
	$30,219
Of the $43,483 allocated to goodwill, $23,032, $5,241, and $15,210 were allocated to the Company’s nurse and allied solutions, locum tenens solutions, and other workforce solutions segments, respectively.

3. REVENUE RECOGNITION
Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s SaaS-based technology, including its vendor management systems and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional and executive. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors. When the Company uses subcontractors, revenue is recorded net of the related subcontractor’s expense. Payables to subcontractors of $49,300 and $56,177 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2016 and the audited consolidated balance sheet as of December 31, 2015, respectively. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three months and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$26,322	$15,870	$52,191	$28,079

Net income per common share - basic	$0.55	$0.33	$1.09	$0.59
Net income per common share - diluted	$0.53	$0.32	$1.06	$0.58

Weighted average common shares outstanding - basic	48,034	47,573	47,964	47,361
Plus dilutive effect of potential common shares	1,314	1,290	1,261	1,254
Weighted average common shares outstanding - diluted	49,348	48,863	49,225	48,615
Share-based awards to purchase two shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended June 30, 2015 because the effect of these instruments was anti-dilutive. Share-based awards to purchase twenty-two and eighteen shares of common stock were not included in the above calculation of diluted net income per common share for the six months ended June 30, 2016 and 2015, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. Effective as of January 1, 2016, the Company modified its reportable segments. The Company previously utilized three reportable segments, which it identified as follows: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. In light of the Company’s acquisitions over the past several years as well as its transition to a healthcare workforce solutions company, the Company’s management renamed its three reportable segments and also placed several of its business lines that were in the nurse and allied healthcare staffing segment into a different segment to better reflect how the business is evaluated by the chief operating decision maker. As of January 1, 2016, the Company began to disclose the following three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment includes the Company’s nurse, allied, and local staffing businesses. The locum tenens solutions segment includes its locum tenens staffing business. The other workforce solutions segment includes its healthcare interim leadership staffing and executive search services business, physician permanent placement services business, recruitment process outsourcing business, vendor management systems business, workforce optimization services business, medical coding and consulting business, and education business.
The Company’s chief operating decision maker relies on internal management reporting processes that provide revenue and operating income by reportable segment for making financial decisions and allocating resources. Segment operating income represents income before income taxes plus depreciation, amortization of intangible assets, share-based compensation, interest expense,net, and other, and unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table, which includes reclassified prior period data to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Nurse and allied solutions	$292,663	$226,494	$590,387	$443,486
Locum tenens solutions	109,129	97,388	211,867	184,080
Other workforce solutions	71,937	26,262	139,477	50,088
	$473,729	$350,144	$941,731	$677,654
Segment operating income
Nurse and allied solutions	$39,503	$31,159	$81,121	$58,521
Locum tenens solutions	16,317	11,711	29,608	20,821
Other workforce solutions	17,858	7,513	35,444	15,323
	73,678	50,383	146,173	94,665
Unallocated corporate overhead	15,756	12,839	30,795	24,864
Depreciation and amortization	7,334	5,232	14,099	10,327
Share-based compensation	2,710	2,153	6,091	4,530
Interest expense, net, and other	2,800	1,977	6,049	3,784
Income before income taxes	$45,078	$28,182	$89,139	$51,160
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2016	$95,309	$19,743	$89,727	$204,779
Goodwill from BES acquisition	—	—	90,829	90,829
Goodwill from HSG acquisition	9,501	—	—	9,501
Goodwill from Peak acquisition	—	—	36,844	36,844
Goodwill adjustment for OH acquisition	850	—	—	850
Goodwill adjustment for TFS acquisition	—	—	24	24
Balance, June 30, 2016	$105,660	$19,743	$217,424	$342,827
Accumulated impairment loss as of December 31, 2015 and June 30, 2016	$154,444	$53,940	$6,555	$214,939

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

At June 30, 2016, the interest rate swap agreement had a fair value of $(774), which is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016. At December 31, 2015, the interest rate swap agreement had a fair value of $165, which was included in other assets in the audited consolidated balance sheet as of December 31, 2015. The Company has formally documented the hedging relationship and accounts for this arrangement as a cash flow hedge. The Company recognizes all derivatives on the balance sheet at fair value based on quotes from an independent pricing service. Gains or losses resulting from changes in the values of the arrangement are recorded in other comprehensive income (loss), net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used in the hedging transaction is highly effective in offsetting changes in fair values or cash flows of the hedged item. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

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
The Company used the proceeds from the Additional Term Loan and drawdowns of the Revolver to complete its acquisitions of BES and Peak, as more fully described in Note (2), “Business Combinations.” The Additional Term Loan is subject to amortization of principal of 5.00% per year of the original Additional Term Loan amount, payable in equal quarterly installments. The maturity date of the Additional Term Loan is January 4, 2021.
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
In connection with the First Amendment, the Company incurred $632 in fees paid to lenders and other third parties, of which $448 was capitalized and amortized to interest expense over the remaining term of the Amended Credit Agreement and the remaining amount was recorded as interest expense during the six months ended June 30, 2016.

8. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2015 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2016.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s interest rate swap is measured at fair value using a discounted cash flow analysis that includes the contractual terms, including the period to maturity, and Level 2 observable market-based inputs, including interest rate curves. The fair value of the swap is determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The valuation also considers credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company, which are considered Level 3 inputs; however, as of June 30, 2016, the credit risk adjustments, including nonperformance risk, were considered insignificant to the total fair value of the interest rate swap.
The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are Level 3 inputs.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Interest rate swap liability	(774)	—	(774)	—
Acquisition contingent consideration earn-out liabilities	(7,054)	—	—	(7,054)

	Fair Value Measurements as of December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Interest rate swap asset	165	—	165	—
Acquisition contingent consideration earn-out liabilities	(3,770)	—	—	(3,770)

Level 3 Information
The following tables set forth reconciliations of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30,
	2016	2015
Balance as of March 31,	$(6,459)	$(1,400)
Change in fair value of contingent consideration earn-out liability from TFS acquisition	(68)	—
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(47)	—
Contingent consideration earn-out liability from Peak acquisition on June 3, 2016	(480)	$—
Balance as of June 30,	$(7,054)	$(1,400)

	Six Months Ended June 30,
	2016	2015
Balance as of January 1,	$(3,770)	$(1,400)
Settlement of TFS earn-out for year ended December 31, 2015	1,000	—
Contingent consideration earn-out liability from HSG acquisition on January 11, 2016	(3,590)	—
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	660	—
Change in fair value of contingent consideration earn-out liability from TFS acquisition	(765)	—
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(109)	—
Contingent consideration earn-out liability from Peak acquisition on June 3, 2016	$(480)	$—
Balance as of June 30,	$(7,054)	$(1,400)

Assets Measured on a Non-Recurring Basis
The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity method investment.
The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. The Company determines the fair value of its reporting units based on a combination of inputs, including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs.
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity method investment during the six months ended June 30, 2016 and 2015.
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

9. INCOME TAXES

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2016, the Company is no longer subject to state, local, or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2011. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for tax years 2007-2010 and net operating loss carryforwards for 2005 and 2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for tax years 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contained multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014 and the Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments, effectively settling these audits with the IRS for $7,200 (including interest) during the third quarter of 2015. As a result of the settlement, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015 and expects to record the state income tax benefits of approximately $1,500 by fiscal year 2019, when the various state statutes are projected to lapse.
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

10. COMMITMENTS AND CONTINGENCIES: LEGAL
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, payroll, contract, and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. Additionally, some of its clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters in which the Company is currently involved are class actions related to wage and hour claims. Management currently believes the probable loss related to these wage and hour claims is not significant and the amount accrued by the Company for such claims is not material as of June 30, 2016. However, losses ultimately incurred for such claims could materially differ from amounts already accrued by the Company.
With regards to outstanding loss contingencies as of June 30, 2016, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations or cash flows.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Other current assets:
Restricted cash	$11,956	$11,995
Income taxes receivable	1,001	3,687
Other	15,629	8,041
Other current assets	$28,586	$23,723

Fixed assets:
Furniture and equipment	$26,396	$23,380
Software	106,131	97,962
Leasehold improvements	5,986	5,472
	138,513	126,814
Accumulated depreciation and amortization	(81,938)	(76,680)
Fixed assets, net	$56,575	$50,134

Accounts payable and accrued expenses:
Trade accounts payable	$53,575	$53,261
Subcontractor payable	49,300	56,177
Professional liability reserve	13,513	7,962
Overdraft	14,394	124
Other	1,183	1,298
Accounts payable and accrued expenses	$131,965	$118,822

Accrued compensation and benefits:
Accrued payroll	$38,706	$21,058
Accrued bonuses	18,925	24,476
Accrued travel expense	3,283	2,740
Accrued health insurance reserve	3,160	3,225
Accrued workers compensation reserve	8,440	7,701
Deferred compensation	27,882	23,044
Other	2,120	1,457
Accrued compensation and benefits	$102,516	$83,701

Other long-term liabilities:
Workers’ compensation reserve	$18,866	$16,899
Professional liability reserve	39,537	37,369
Deferred rent	12,349	11,826
Unrecognized tax benefits	8,275	8,081
Other	5,468	3,959
Other long-term liabilities	$84,495	$78,134

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
Changes to Our Reportable Segments
Effective as of January 1, 2016, we modified our reportable segments. We previously utilized three reportable segments, which we identified as follows: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. In light of our acquisitions over the past several years as well as our transition to a healthcare workforce solutions company, our management renamed our three reportable segments and also placed several of our business lines that were in our nurse and allied healthcare staffing segment into a different segment to better reflect how the business is evaluated by our chief operating decision maker. As of January 1, 2016, we began to disclose the following three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment includes our nurse, allied, and local staffing businesses. The locum tenens solutions segment includes our locum tenens staffing business. The other workforce solutions segment includes our healthcare interim leadership staffing and executive search services business, physician permanent placement services business, recruitment process outsourcing business, vendor management systems business, workforce optimization services business, medical coding and consulting business, and education business. Prior period data has been reclassified to conform to the new segment reporting structure.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce optimization services, medical coding and consulting services, and the placement of physicians, nurses, allied healthcare professionals, and healthcare executives into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment. Our clients include acute and sub-acute care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, and many other healthcare settings. Our clients utilize our workforce solutions and healthcare staffing services to strategically plan for and meet their workforce needs in an economically beneficial manner. Our managed services program and vendor management systems enable healthcare organizations to increase their efficiency by managing all of their supplemental workforce needs through one company or technology.
For the three months ended June 30, 2016, we recorded revenue of $473.7 million, as compared to $350.1 million for the same period last year. For the three months ended June 30, 2016, we recorded net income of $26.3 million, as compared to $15.9 million for the same period last year. For the six months ended June 30, 2016, we recorded revenue of $941.7 million, as compared to $677.7 million for the same period last year. For the six months ended June 30, 2016, we recorded net income of $52.2 million, as compared to $28.1 million for the same period last year.
Nurse and allied solutions segment revenue comprised 63% and 66% of total consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 22% and 27% of total consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities.

The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days up to one year.

Other workforce solutions segment revenue comprised 15% and 7% of total consolidated revenue for the six months ended June 30, 2016 and 2015, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a SaaS VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, 6) medical coding and consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.
Acquisitions During the Six Months Ended June 30, 2016
During the six months ended June 30, 2016, we completed three acquisitions. On January 4, 2016, we completed the acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm that places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical hospitals, children’s hospitals, physician practices, and post-acute care providers. We believe the BES acquisition will provide us additional access to healthcare executives and enhance our integrated services to hospitals, health systems, and other healthcare facilities across the nation. We include the results of BES in our other workforce solutions segment.
On January 11, 2016, we completed the acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. We include the results of HSG in our nurse and allied solutions segment.
On June 3, 2016, we completed the acquisition of Peak Provider Solutions (“Peak”), which provides remote medical coding and consulting solutions to hospitals and physician medical groups nationwide. We include the results of Peak in our other workforce solutions segment.
For the three months ended June 30, 2016, $48.7 million of BES, HSG, and Peak revenue and $8.4 million of BES, HSG, and Peak income before income taxes were included in the unaudited condensed consolidated statement of operations.  For the six months ended June 30, 2016, $87.9 million of BES, HSG, and Peak revenue and $15.9 million of BES, HSG, and Peak income before income taxes were included in the unaudited condensed consolidated statement of operations.
Recent Trends

The healthcare staffing market environment, including interest in workforce solutions like MSP, remains strong with demand still at near all-time highs. To address the outpacing of demand compared to supply and meet the needs of our MSP clients, we have prioritized the fulfillment of MSP orders. MSP revenue continues to increase faster than our traditional staffing revenue and represented approximately 50% of the nurse and allied solutions segment revenue for the six months ended June 30, 2016. As a natural outcome of the expansion of our workforce solution offerings, we are seeing certain larger health systems representing a greater portion of our revenue as these clients purchase several different business solutions from our suite of services.
The high demand for healthcare professionals has generally allowed us to negotiate increased bill rates. In our travel nursing division, we have passed a portion of these increases on through pay rates in order to attract more nurses into our business that has put some pressure on the gross margins in the nurse and allied solutions segment. In addition, due to the prioritization of our MSP clients, we are filling more of the assignments at these clients with our own nurses and using fewer associate vendors to meet these needs. The impact of this prioritization effort in the nurse and allied solutions segment has a positive impact on revenue and gross profit, but a slightly negative effect on our gross margin in light of the relatively higher gross margin from our associate vendor fees.
In our locum tenens segment, demand trends remain strong in most specialties. However, the primary constraint to faster growth in the business is the ability to recruit, credential, and place an ample number of physicians to match the geographies of our demand.
The other workforce solutions segment along with our labor disruption management business with its higher profitability are positively affecting our consolidated gross and operating margins.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The HSG, BES, Millican Solutions (“Millican”), The First String Healthcare (“TFS”), Onward Healthcare (“OH”), and Peak acquisitions impact the comparability of the results between the three and six months ended June 30, 2016 and 2015 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.3	68.6	67.4	68.8
Gross profit	32.7	31.4	32.6	31.2
Selling, general and administrative	21.0	21.3	21.0	21.6
Depreciation and amortization	1.5	1.5	1.5	1.5
Income from operations	10.2	8.6	10.1	8.1
Interest expense, net, and other	0.6	0.6	0.6	0.6
Income before income taxes	9.6	8.0	9.5	7.5
Income tax expense	4.0	3.5	3.9	3.4
Net income	5.6%	4.5%	5.6%	4.1%

Comparison of Results for the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue. Revenue increased 35% to $473.7 million for the three months ended June 30, 2016 from $350.1 million for the same period in 2015, due to additional revenue of approximately $56 million resulting from our HSG, BES, Millican, TFS, and Peak acquisitions with the remainder of the increase driven by 19% organic growth.
Nurse and allied solutions segment revenue increased 29% to $292.7 million for the three months ended June 30, 2016 from $226.5 million for the same period in 2015. Of the $66.2 million increase, approximately $18.8 million was attributable to the additional revenue in connection with the HSG acquisition with the remainder primarily attributable to a 15% increase in the average number of healthcare professionals on assignment and a 6% increase in the average bill rate during the three months ended June 30, 2016.
 Locum tenens solutions segment revenue increased 12% to $109.1 million for the three months ended June 30, 2016 from $97.4 million for the same period in 2015. The $11.7 million increase was primarily attributable to a 2% increase in the number of days filled and a 10% increase in the revenue per day filled during the three months ended June 30, 2016.
Other workforce solutions segment revenue increased 174% to $71.9 million for the three months ended June 30, 2016 from $26.3 million for the same period in 2015. Of the $45.7 million increase, $37.3 million was attributable to the additional revenue in connection with the BES, Millican, TFS, and Peak acquisitions with the remainder primarily attributable to an increase in billable active searches and the average placement value in the physician permanent placement business and growth in our VMS, recruitment process outsourcing, and workforce optimization services revenue during the three months ended June 30, 2016.

Gross Profit. Gross profit increased 41% to $154.8 million for the three months ended June 30, 2016 from $110.1 million for the same period in 2015, representing gross margins of 32.7% and 31.4%, respectively. The increase in consolidated gross margin was due to the growth in our higher margin other workforce solutions segment and higher bill-to-pay spreads in the locum tenens solutions segment, partially offset by higher direct costs in the nurse and allied solutions segment during the three months ended June 30, 2016. Gross margin by reportable segment for the three months ended June 30, 2016 and 2015 was 26.7% and 27.2% for nurse and allied solutions, 31.3% and 29.2% for locum tenens solutions, and 58.9% and 76.0% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the additions of BES, TFS, and Peak during the three months ended June 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $99.5 million, representing 21.0% of revenue, for the three months ended June 30, 2016, as compared to $74.7 million, representing 21.3% of revenue, for the same period in 2015. The increase in SG&A expenses was primarily due to $10.4 million of additional SG&A expenses from the HSG, BES, Millican, TFS, and Peak acquisitions, as well as increased employee headcount, variable compensation, and other expenses associated with our revenue growth. Share-based compensation expense was higher due to the higher expected share vesting amounts associated with our performance equity awards. SG&A increases as a result of acquisitions in the nurse and allied solutions and other workforce solutions segments were $1.2 million and $9.1 million, respectively. The increase in the unallocated corporate overhead was primarily attributable to higher employee and facilities expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended June 30,
	2016	2015
Nurse and allied solutions	$38,747	$30,558
Locum tenens solutions	17,811	16,741
Other workforce solutions	24,517	12,436
Unallocated corporate overhead	15,756	12,839
Share-based compensation	2,710	2,153
	$99,541	$74,727
Depreciation and Amortization Expenses. Amortization expense increased 55% to $4.5 million for the three months ended June 30, 2016 from $2.9 million for the same period in 2015, primarily attributable to additional amortization expense related to the intangible assets acquired in the TFS, Millican, BES, HSG, and Peak acquisitions. Depreciation expense increased 22% to $2.8 million for the three months ended June 30, 2016 from $2.3 million for the same period in 2015, primarily attributable to fixed assets acquired as part of the TFS, Millican, BES, HSG, and Peak acquisitions and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $2.8 million during the three months ended June 30, 2016 and $2.0 million during the three months ended June 30, 2015. The increase is primarily due to a higher average debt outstanding balance for the three months ended June 30, 2016, which resulted from borrowings used primarily to finance the BES and Peak acquisitions.
Income Tax Expense. Income tax expense was $18.8 million for the three months ended June 30, 2016 as compared to income tax expense of $12.3 million for the same period in 2015, reflecting effective income tax rates of 42% and 44% for the three months ended June 30, 2016 and 2015, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 41% for 2016.

Comparison of Results for the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenue.    Revenue increased 39% to $941.7 million for the six months ended June 30, 2016 from $677.7 million for the same period in 2015, due to additional revenue of approximately $105 million resulting from our HSG, BES, Millican, TFS, OH, and Peak acquisitions with the remainder of the increase driven by 24% organic growth.
Nurse and allied healthcare solutions segment revenue increased 33% to $590.4 million for the six months ended June 30, 2016 from $443.5 million for the same period in 2015. Of the $146.9 million increase, $31.4 million was attributable to the additional revenue in connection with the HSG acquisition and $2.0 million was attributable to the prior year having one less week of revenue from the OH acquisition as it was consummated on January 7, 2015 (the “OH Stub Period”), with the remainder primarily attributable to a 16% increase in the average number of healthcare professionals on assignment and a 7% increase in the average bill rate during the six months ended June 30, 2016.
 Locum tenens solutions segment revenue increased 15% to $211.9 million for the six months ended June 30, 2016 from $184.1 million for the same period in 2015. Of the $27.8 million increase, $0.6 million was attributable to the additional revenue of Locum Leaders over the OH Stub Period with the remainder primarily attributable to a 5% increase in the number of days filled and a 10% increase in the average bill rate during the six months ended June 30, 2016.
Other workforce solutions segment revenue increased 178% to $139.5 million for the six months ended June 30, 2016 from $50.1 million for the same period in 2015. Of the $89.4 million increase, $70.7 million was attributable to the additional revenue in connection with the BES, Millican, TFS, and Peak acquisitions and the additional revenue of Medefis over the OH Stub Period, with the remainder primarily attributable to an increase in billable active searches and the average placement value in the physician permanent placement business as well as growth in our VMS, recruitment process outsourcing, and workforce optimization services revenue during the six months ended June 30, 2016.

Gross Profit.    Gross profit increased 45% to $306.7 million for the six months ended June 30, 2016 from $211.6 million for the same period in 2015, representing gross margins of 32.6% and 31.2%, respectively. The increase in consolidated gross margin was due to the growth in our higher margin other workforce solutions segment and higher bill-to-pay spreads in the locum tenens solutions segment, partially offset by higher direct costs in the nurse and allied solutions segment during the six months ended June 30, 2016. Gross margin by reportable segment for the six months ended June 30, 2016 and 2015 was 26.7% and 26.9% for nurse and allied solutions, 31.1% and 29.3% for locum tenens solutions, and 59.6% and 76.3% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the additions of BES, TFS, and Peak during the six months ended June 30, 2016.

Selling, General and Administrative Expenses.    SG&A expenses were $197.4 million, representing 21.0% of revenue, for the six months ended June 30, 2016, as compared to $146.3 million, representing 21.6% of revenue, for the same period in 2015. The increase in SG&A expenses was primarily due to $18.8 million of additional SG&A expenses from the HSG, BES, Millican, TFS, and Peak acquisitions, and OH expenses over the OH Stub Period, as well as increased employee headcount, variable compensation, and other expenses associated with our revenue growth. Share-based compensation expense was higher due to the higher expected share vesting amounts associated with our performance equity awards. SG&A expense increases as a result of acquisitions in the nurse and allied solutions, locum tenens solutions and other workforce solutions segments were $2.2 million, $0.1 million and $16.5 million, respectively. The increase in the unallocated corporate overhead was primarily attributable to higher employee and facilities expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Six Months Ended June 30,
	2016	2015
Nurse and allied solutions	$76,443	$60,867
Locum tenens solutions	36,366	33,141
Other workforce solutions	47,669	22,877
Unallocated corporate overhead	30,795	24,864
Share-based compensation	6,091	4,530
	$197,364	$146,279

Depreciation and Amortization Expenses.    Amortization expense increased 52% to $8.8 million for the six months ended June 30, 2016 from $5.8 million for the same period in 2015, primarily attributable to additional amortization expense related to the intangible assets acquired in the TFS, Millican, BES, HSG, and Peak acquisitions. Depreciation expense increased 18% to $5.3 million for the six months ended June 30, 2016 from $4.5 million for the same period in 2015, primarily attributable to fixed assets acquired as part of the TFS, Millican, BES, HSG, and Peak acquisitions and an increase in purchased and developed hardware and software for our front and back office information technology initiatives.
Interest Expense, Net, and Other.    Interest expense, net, and other, was $6.0 million during the six months ended June 30, 2016 and $3.8 million for the same period in 2015. The increase is primarily due to a higher average debt outstanding balance for the six months ended June 30, 2016, which resulted from borrowings used primarily to finance the BES and Peak acquisitions.

Income Tax Expense.    Income tax expense was $36.9 million for the six months ended June 30, 2016 as compared to income tax expense of $23.1 million for the same period in 2015, reflecting effective income tax rates of 41% and 45% for these periods, respectively. The decrease in effective income tax rate was due to a one-time discrete item, which occurred during the six months ended June 30, 2015. We currently estimate our annual effective income tax rate to be approximately 41% for 2016.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$55,280	$33,687
Net cash used in investing activities	(233,154)	(94,866)
Net cash provided by financing activities	189,235	62,592
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. We are an obligor under two term loans and we maintain a revolving credit facility. As of June 30, 2016, (1) the total of our term loans outstanding (including both current and long-term portions), less unamortized fees, was $205.3 million, and (2) $206.5 million was drawn with $58.3 million of available credit under our revolving credit facility. We describe in further detail our amended credit agreement under which our term loans and revolving credit facility are governed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2015 Annual Report.
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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $55.3 million, compared to $33.7 million for the same period in 2015. The increase in net cash provided by operating activities was primarily attributable to better operating results and an increase in accrued compensation and benefits between periods due to timing of payments. The overall increase was partially offset by an increase in accounts receivable between periods due to timing of collection. Our Days Sales Outstanding (“DSO”) was 64 days at each of June 30, 2016 and December 31, 2015, and 60 days at June 30, 2015. The increase in DSO as compared to prior year was due primarily to the combined impact of the addition of HSG project revenue and Peak accounts receivable in 2016.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $233.2 million, compared to $94.9 million for the same period in 2015. The increase was primarily due to $216.4 million used for the acquisitions of BES and HSG in January 2016 and Peak in June 2016 as compared to $76.9 million used for acquisitions during the six months ended June 30, 2015. Capital expenditures were $12.9 million and $14.6 million for the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was $189.2 million, primarily due to proceeds received of $124.0 million from our revolving credit facility and $75.0 million from a new term loan under our amended credit agreement, which we used to fund our BES and Peak acquisitions, partially offset by (1) the repayment of $5.6 million under our term loans, and (2) $5.6 million cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the six months ended June 30, 2015 was $62.6 million, primarily due to accessing $84.5 million under our revolving credit facility to finance the OH acquisition, partially offset by (1) $20.8 million for repayments of debt, including both regularly scheduled payments and paying off our prior credit facilities, and (2) $11.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
 Letters of Credit
 At June 30, 2016, we maintained outstanding standby letters of credit totaling $15.8 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $15.8 million of outstanding letters of credit, we have collateralized $5.6 million in cash and cash equivalents and the remaining amounts are collateralized by our revolving credit facility. Outstanding standby letters of credit at December 31, 2015 totaled $15.8 million.

Off-Balance Sheet Arrangements
 At June 30, 2016, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2015 Annual Report that have occurred during the six months ended June 30, 2016. Other than an increase of $39 million in the amount outstanding under our revolving credit facility, which resulted from our additional borrowings used to finance the Peak acquisition, there have been no additional borrowings as the amount used to finance the BES acquisition was reflected in the contractual obligations table included in our 2015 Annual Report. As of June 30, 2016, the total amount outstanding under our revolving credit facility was $206.5 million. Of this amount, $40 million was classified as current at June 30, 2016, based on management’s intention to repay this amount during the next 12 months. The maturity date of our revolving credit facility is in 2019.

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
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting.” The guidance attempts to simplify the accounting for share-based payment transactions in several areas, including the following: income tax consequences, classification of awards as either equity or liabilities, forfeitures, expected term, and statement of cash flows classification. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the timing of this new standard’s adoption. The income tax benefit impact for the six months ended June 30, 2016 if adopted would have been $2.8 million.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2015 Annual Report and include but are not limited to:

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

•
the ability of our clients to retain and increase the productivity of their permanent staff, or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, which may negatively affect our revenue, results of operation, and cash flow;

•
any inability on our part to grow and operate our business profitably in compliance with federal and state healthcare industry regulation, including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding employment practices and government contracting;

•	any challenge to the classification of certain of our healthcare professionals as independent contractors, which could adversely affect our profitability;

•	the effect of medical malpractice, employment and wage regulation, and other claims asserted against us, which could subject us to substantial liabilities;

•	security breaches and other disruptions that could compromise our information, which could cause our business and reputation to suffer and could subject us to substantial liabilities;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2016, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016. We conduct a de minimis amount of international operations. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2016

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)