Form 10-Q
period 2016-09-30
AMN HEALTHCARE SERVICES INC
filed 2016-11-04
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of November 2, 2016, there were 48,049,426 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,708	$9,576
Accounts receivable, net of allowances of $7,886 and $7,691 at September 30, 2016 and December 31, 2015, respectively	331,220	277,996
Accounts receivable, subcontractor	42,094	50,807
Prepaid expenses	13,928	13,526
Other current assets	30,707	23,723
Total current assets	433,657	375,628
Restricted cash, cash equivalents and investments	28,222	27,352
Fixed assets, net of accumulated depreciation of $84,940 and $76,680 at September 30, 2016 and December 31, 2015, respectively	57,965	50,134
Other assets	57,296	47,569
Goodwill	342,174	204,779
Intangible assets, net of accumulated amortization of $67,326 and $53,747 at September 30, 2016 and December 31, 2015, respectively	250,455	174,970
Total assets	$1,169,769	$880,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,289	$118,822
Accrued compensation and benefits	99,629	83,701
Current portion of revolving credit facility	—	30,000
Current portion of notes payable	3,750	7,500
Deferred revenue	8,446	5,620
Other current liabilities	9,962	5,374
Total current liabilities	240,076	251,017
Revolving credit facility	182,500	52,500
Notes payable, less unamortized fees	198,793	128,490
Deferred income taxes, net	28,278	22,431
Other long-term liabilities	86,949	78,134
Total liabilities	736,596	532,572
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,049 and 47,709 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	480	477
Additional paid-in capital	449,733	443,733
Accumulated deficit	(16,679)	(96,167)
Accumulated other comprehensive loss	(361)	(183)
Total stockholders’ equity	433,173	347,860
Total liabilities and stockholders’ equity	$1,169,769	$880,432

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$472,636	$382,859	$1,414,367	$1,060,513
Cost of revenue	318,169	256,850	953,249	722,954
Gross profit	154,467	126,009	461,118	337,559
Operating expenses:
Selling, general and administrative	99,995	83,098	297,359	229,377
Depreciation and amortization	7,789	5,304	21,888	15,631
Total operating expenses	107,784	88,402	319,247	245,008
Income from operations	46,683	37,607	141,871	92,551
Interest expense, net, and other	3,016	2,013	9,065	5,797
Income before income taxes	43,667	35,594	132,806	86,754
Income tax expense	16,371	1,947	53,319	25,028
Net income	$27,296	$33,647	$79,487	$61,726

Other comprehensive income (loss):
Foreign currency translation and other	40	54	165	42
Unrealized gain (loss) on cash flow hedge, net of income taxes	231	(367)	(343)	(331)
Other comprehensive income (loss)	271	(313)	(178)	(289)

Comprehensive income	$27,567	$33,334	$79,309	$61,437

Net income per common share:
Basic	$0.57	$0.71	$1.66	$1.30
Diluted	$0.55	$0.69	$1.61	$1.27
Weighted average common shares outstanding:
Basic	48,049	47,674	47,993	47,466
Diluted	49,410	48,978	49,287	48,737

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$79,487	$61,726
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	21,888	15,631
Non-cash interest expense and other	1,180	1,445
Change in fair value of contingent consideration	(88)	(300)
Increase in allowances for doubtful accounts and sales credits	6,746	5,315
Provision for deferred income taxes	(3,209)	17,683
Share-based compensation	8,795	6,551
Excess tax benefits from share-based compensation	(2,764)	(7,269)
Loss on disposal or sale of fixed assets	45	3
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(42,594)	(46,732)
Accounts receivable, subcontractor	8,681	(21,078)
Income taxes receivable	6,160	1,008
Prepaid expenses	(195)	(2,213)
Other current assets	(10,109)	(6,111)
Other assets	(4,295)	(3,454)
Accounts payable and accrued expenses	(791)	25,808
Accrued compensation and benefits	10,761	16,707
Other liabilities	5,736	(4,365)
Deferred revenue	256	1,140
Restricted cash, cash equivalents and investments balance	(870)	(5,858)
Net cash provided by operating activities	84,820	55,637

Cash flows from investing activities:
Purchase and development of fixed assets	(17,705)	(21,122)
Equity method investment in Pipeline Health Holdings LLC	—	(1,000)
Payments to fund deferred compensation plan	(5,665)	(2,250)
Cash paid for acquisitions, net of cash received	(216,553)	(81,097)
Cash paid for working capital adjustments and holdback liability for prior year acquisitions	(1,348)	(165)
Net cash used in investing activities	(241,271)	(105,634)

Cash flows from financing activities:
Capital lease repayments	(6)	(4)
Payments on term loan	(8,438)	(5,625)
Proceeds from term loan	75,000	—
Payments on revolving credit facility	(24,000)	(27,000)
Proceeds from revolving credit facility	124,000	84,500
Payment of financing costs	(448)	—
Earn-out payment for prior acquisition	(900)	—
Proceeds from exercise of equity awards	—	3,663
Cash paid for shares withheld for taxes	(5,554)	(11,513)
Excess tax benefits from share-based compensation	2,764	7,269
Net cash provided by financing activities	162,418	51,290
Effect of exchange rate changes on cash	165	42
Net increase in cash and cash equivalents	6,132	1,335
Cash and cash equivalents at beginning of period	9,576	13,073

	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents at end of period	$15,708	$14,408

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $158 and $173 capitalized for the nine months ended September 30, 2016 and 2015, respectively)	$7,106	$4,334
Cash paid for income taxes	$52,684	$20,655
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$18,789	$26,340
Goodwill	136,521	46,891
Intangible assets	89,064	33,592
Liabilities assumed	(21,921)	(22,526)
Holdback provision	(1,830)	(500)
Earn-out liabilities	(4,070)	(2,700)
Net cash paid for acquisitions	$216,553	$81,097
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,370	$2,206
Convertible loan converted to equity method investment in Pipeline Health Holdings LLC	$—	$1,000
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for by the customer consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this pronouncement prospectively beginning January 1, 2016, and the adoption did not have a material effect on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments.” This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this pronouncement prospectively beginning January 1, 2016, and the adoption did not have a material effect on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS
As set forth below, the Company completed six acquisitions from January 1, 2015 through September 30, 2016. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.
Peak Provider Solutions Acquisition
On June 3, 2016, the Company completed its acquisition of Peak Provider Solutions (“Peak”), which provides remote medical coding and consulting solutions to hospitals and physician medical groups nationwide. The addition of Peak has expanded the Company’s workforce solutions and enables the Company to offer services in coding diagnosis and procedure codes, which is critical to clinical quality reporting and the financial health of healthcare organizations. The initial purchase price of $52,125 included (1) $51,645 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and borrowings under the Company’s revolving credit facility, and (2) a contingent earn-out payment of up to $3,000 with an estimated fair value of $480 as of the acquisition date. The contingent earn-out payment is based on the operating results of Peak for the year ending December 31, 2016. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of Peak have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2016, an additional $275 of cash consideration was paid to the selling shareholders for the final working capital settlement.
The preliminary allocation of the $52,400 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $5,601 of fair value of tangible assets acquired, (2) $9,568 of liabilities assumed, (3) $19,220 of identified intangible assets, and (4) $37,147 of goodwill, none of which is deductible for tax purposes. The fair value of intangible assets primarily includes $7,600 of trademarks and $11,500 of customer relationships with a weighted average useful life of approximately thirteen years.
HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The acquisition helps the Company expand its service lines and provide clients with rapid response staffing services. The initial purchase price of $8,367 included (1) $2,655 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ending December 31, 2016, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017. As the acquisition is not considered material, pro forma information is not provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2016, the final working capital settlement resulted in $292 due from the selling shareholders to the Company, which was settled through a reduction to a cash holdback.
The preliminary allocation of the $8,075 purchase price, which was reduced by the final working capital settlement, consisted of (1) $965 of fair value of tangible assets acquired, (2) $5,614 of liabilities assumed, (3) $3,944 of identified intangible assets, and (4) $8,780 of goodwill, none of which is deductible for tax purposes. The intangible assets include the fair value of trademarks, customer relationships, staffing databases, and covenants not to compete with a weighted average useful life of approximately eight years.
B.E. Smith Acquisition
On January 4, 2016, the Company completed its acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm, for $162,232 in cash, net of cash received, and settlement of the pre-existing relationship between AMN and BES. BES places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical and children’s hospitals, physician practices, and post-acute care providers. The acquisition provides the Company additional access to healthcare executives and enhances its integrated services to hospitals, health systems, and other healthcare facilities across the nation. To help finance the acquisition, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which provided $125,000 of additional available borrowings to the Company. The First Amendment is more fully described in Note (7), “Notes Payable and Credit Agreement.” The results of BES have been included in the Company’s other workforce solutions segment since the date of acquisition. During the second quarter of 2016, $524 was returned to the Company for the final working capital settlement.

The preliminary allocation of the $161,708 purchase price, which was reduced by the final working capital settlement, consisted of (1) $11,953 of fair value of tangible assets acquired, (2) $6,739 of liabilities assumed, (3) $65,900 of identified intangible assets, and (4) $90,594 of goodwill, most of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately fifteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$26,300	20
Customer Relationships	25,700	12
Staffing Database	13,000	10
Non-Compete Agreements	900	5
	$65,900
Approximately $27,149 of revenue and $3,950 of income before income taxes of BES were included in the unaudited condensed consolidated statement of comprehensive income for the three months ended September 30, 2016. Approximately $81,246 of revenue and $10,910 of income before income taxes of BES were included in the unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2016. The following summary presents unaudited pro forma consolidated results of operations of the Company for the three and nine months ended September 30, 2015 as if the BES acquisition had occurred on January 1, 2015, which gives effect to certain adjustments, including the reduction of compensation expense related to non-recurring executive salary expense and the addition of acquisition-related costs and amortization of intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of our future operating results.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$407,172	$1,127,939
Income from operations	$39,172	$96,071
Net income	$32,947	$60,810
Net income per common share:
Basic	$0.69	$1.28
Diluted	$0.67	$1.25
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
The First String Healthcare Acquisition
On September 15, 2015, the Company completed its acquisition of The First String Healthcare (“TFS”), a leading provider of interim staffing and permanent placement of nurse leaders and executives. The total purchase price of $7,653 included (1) $4,453 cash consideration paid upon acquisition, funded by cash-on-hand, net of cash received, (2) $500 to be paid on the first anniversary of the acquisition date, which was paid during the three months ended September 30, 2016, and (3) a contingent earn-out with a fair value of $2,700 as of the acquisition date. Also, the purchase agreement included an additional $1,000 payment to be paid on the second anniversary of the acquisition date conditioned upon, subject to certain exceptions, continued employment of the selling shareholders, which is being recorded as compensation expense for post-combination services. The acquisition enhances the Company’s capabilities to provide interim and permanent nursing leadership. As the acquisition is not considered material, pro forma information is not provided. The results of operations of TFS are included in the other workforce solutions segment since the date of acquisition.
The acquisition agreement provides for a tiered contingent earn-out payment of up to $4,000, of which (1) $1,000 was paid to the sellers in March 2016 based on the operating results of TFS for the twelve months ended December 31, 2015, and (2) up to $3,000 may be paid in 2017 based on the operating results of TFS for the twelve months ending December 31, 2016. The allocation of the $7,653 purchase price consisted of (A) $919 of fair value of tangible assets acquired, (B) $891 of liabilities assumed, (C) $3,373 of identified intangible assets, and (D) $4,252 of goodwill, which is deductible for tax purposes. The intangible assets include the fair value of tradenames and trademarks, customer relationships, a staffing database, and covenants not to compete. The weighted average useful life of the acquired intangible assets subject to amortization is approximately seven years.
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

3. REVENUE RECOGNITION
Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s SaaS-based technology, including its vendor management systems and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional or executive. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors. When the Company uses subcontractors, revenue is recorded net of the related subcontractor’s expense. Payables to subcontractors of $45,126 and $56,177 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2016 and the audited consolidated balance sheet as of December 31, 2015, respectively. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three months and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$27,296	$33,647	$79,487	$61,726

Net income per common share - basic	$0.57	$0.71	$1.66	$1.30
Net income per common share - diluted	$0.55	$0.69	$1.61	$1.27

Weighted average common shares outstanding - basic	48,049	47,674	47,993	47,466
Plus dilutive effect of potential common shares	1,361	1,304	1,294	1,271
Weighted average common shares outstanding - diluted	49,410	48,978	49,287	48,737
Share-based awards to purchase eleven shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended September 30, 2016 because the effect of these instruments was anti-dilutive. Share-based awards to purchase eighteen and twelve shares of common stock were not included in the above calculation of diluted net income per common share for the nine months ended September 30, 2016 and 2015, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. Effective as of January 1, 2016, the Company modified its reportable segments. The Company previously utilized three reportable segments, which it identified as follows: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. In light of the Company’s acquisitions over the past several years as well as its transition to a healthcare workforce solutions company, the Company’s management renamed its three reportable segments and also placed several of its business lines that were in the nurse and allied healthcare staffing segment into a different segment to better reflect how the business is evaluated by the chief operating decision maker. As of January 1, 2016, the Company began to disclose the following three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment consists of the Company’s nurse, allied, and local staffing businesses. The locum tenens solutions segment consists of the Company’s locum tenens staffing business. The other workforce solutions segment consists of the Company’s (i) physician permanent placement services business, (ii) healthcare interim leadership staffing and executive search services business, (iii) vendor management systems business, (iv) recruitment process outsourcing business, (v) education business, (vi) medical coding and related consulting business, and (vii) workforce optimization services business.
The Company’s chief operating decision maker relies on internal management reporting processes that provide revenue and operating income by reportable segment for making financial decisions and allocating resources. Segment operating income represents income before income taxes plus depreciation, amortization of intangible assets, share-based compensation, interest expense, net, and other, and unallocated corporate overhead. The Company’s management does not evaluate, manage or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following table, which includes reclassified prior period data to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Nurse and allied solutions	$286,810	$246,748	$877,197	$690,234
Locum tenens solutions	108,553	101,755	320,420	285,835
Other workforce solutions	77,273	34,356	216,750	84,444
	$472,636	$382,859	$1,414,367	$1,060,513
Segment operating income
Nurse and allied solutions	$37,396	$32,354	$118,517	$90,875
Locum tenens solutions	14,026	13,321	43,634	34,142
Other workforce solutions	20,867	13,074	56,311	28,397
	72,289	58,749	218,462	153,414
Unallocated corporate overhead	15,113	13,817	45,908	38,681
Depreciation and amortization	7,789	5,304	21,888	15,631
Share-based compensation	2,704	2,021	8,795	6,551
Interest expense, net, and other	3,016	2,013	9,065	5,797
Income before income taxes	$43,667	$35,594	$132,806	$86,754
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2016	$95,309	$19,743	$89,727	$204,779
Goodwill from BES acquisition	—	—	90,594	90,594
Goodwill from HSG acquisition	8,780	—	—	8,780
Goodwill from Peak acquisition	—	—	37,147	37,147
Goodwill adjustment for OH acquisition	850	—	—	850
Goodwill adjustment for TFS acquisition	—	—	24	24
Balance, September 30, 2016	$104,939	$19,743	$217,492	$342,174
Accumulated impairment loss as of December 31, 2015 and September 30, 2016	$154,444	$53,940	$6,555	$214,939

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

At September 30, 2016, the interest rate swap agreement had a fair value of $(396), which is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016. At December 31, 2015, the interest rate swap agreement had a fair value of $165, which was included in other assets in the audited consolidated balance sheet as of December 31, 2015. The Company has formally documented the hedging relationship and accounts for this arrangement as a cash flow hedge. The Company recognizes all derivatives on the balance sheet at fair value based on quotes from an independent pricing service. Gains or losses resulting from changes in the values of the arrangement are recorded in other comprehensive income (loss), net of tax, until the hedged item is recognized in earnings. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used in the hedging transaction is highly effective in offsetting changes in fair values or cash flows of the hedged item. When it is determined that a derivative instrument is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and recognizes subsequent changes in market value in earnings.

In connection with the Company’s issuance of $325,000 aggregate principal amount of 5.125% Senior Notes due 2024 (the “Notes”) and the use of a portion of the proceeds thereof to repay $138,438 of certain of its term loan indebtedness on October 3, 2016, the Company reduced the interest rate swap notional amount to $40,000. As the reduction of the notional amount occurred subsequent to the end of the third quarter, there has been no impact on the valuation of the hedge as of September 30, 2016. In addition, the impact of the reduction in notional amount is expected to be immaterial for the fourth quarter. See additional information in Note (12), “Subsequent Events.”

7. NOTES PAYABLE AND CREDIT AGREEMENT
On April 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with several lenders to provide for two credit facilities to replace its prior credit facilities, including (1) a $225,000 secured revolving credit facility (the “Revolver”) that includes a $40,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for swingline loans and (2) a $150,000 secured term loan credit facility (the “Term Loan”). On January 4, 2016, the Company entered into the First Amendment (together with the Credit Agreement and the Second Amendment (as defined elsewhere in this Note (7)), the “Amended Credit Agreement”) with several lenders to provide for, among other things, (A) a $50,000 increase to the Revolver to $275,000, and (B) an additional $75,000 secured term loan (the “Additional Term Loan”). The Company used the proceeds from the Additional Term Loan and drawdowns of the Revolver to complete its acquisitions of BES and Peak, as more fully described in Note (2), “Business Combinations.” The Additional Term Loan is subject to amortization of principal of 5.00% per year of the original Additional Term Loan amount, payable in equal quarterly installments. The maturity date of the Additional Term Loan is January 4, 2021.
On September 19, 2016, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which, among other things, permits the Company to increase the commitments that may be obtained under the Amended Credit Agreement by the amount of certain prepayments made thereunder. Accordingly, the Amended Credit Agreement now provides that the Company may from time to time obtain an increase in the Revolver or obtain additional term loans or both in an aggregate principal amount not to exceed $125,000 plus the amount of certain prepayments of credit facilities thereunder (including $138,438 of prepayments of the Term Loan and the Additional Term Loan made by the Company on October 3, 2016) subject to, among other conditions, the arrangement of additional commitments with financial institutions reasonably acceptable to the Company and the administrative agent.
The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries. The payment obligations under the Amended Credit Agreement may be accelerated upon the occurrence of defined events of default. Additionally, the Amended Credit Agreement no longer requires (as was originally set forth in the original Credit Agreement) the Company to make mandatory prepayments under any of the credit facilities provided thereunder with the proceeds of extraordinary receipts and excess cash flow.
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
In connection with the First Amendment, the Company incurred $632 in fees paid to lenders and other third parties, of which $448 was capitalized and amortized to interest expense over the remaining term of the Amended Credit Agreement and the remaining amount was recorded as interest expense during the nine months ended September 30, 2016. The Company incurred de minimis costs in connection with the Second Amendment.
The Company described in further detail other aspects of the Amended Credit Agreement in effect prior to the Second Amendment in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2015 Annual Report.
As of September 30, 2016, except for the $3,750 scheduled annual payment under the Additional Term Loan, all outstanding balances under the Revolver, the Term Loan and the Additional Term Loan were classified as long-term payments due to the post-balance sheet date issuance of the Notes on October 3, 2016.

8. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2015 Annual Report. The Company

has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2016.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
As of September 30, 2016, the Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $20,989 commercial paper as of September 30, 2016, $1,996 had original maturities greater than three months, which were considered available for sale securities. The Company did not have commercial paper as of December 31, 2015.
The Company’s interest rate swap is measured at fair value using a discounted cash flow analysis that includes the contractual terms, including the period to maturity, and Level 2 observable market-based inputs, including interest rate curves. The fair value of the swap is determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The valuation also considers credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company, which are considered Level 3 inputs; however, as of September 30, 2016, the credit risk adjustments, including nonperformance risk, were considered insignificant to the total fair value of the interest rate swap.
The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are Level 3 inputs.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Commercial paper	20,989	—	20,989	—
Interest rate swap liability	(396)	—	(396)	—
Acquisition contingent consideration earn-out liabilities	(6,752)	—	—	(6,752)

	Fair Value Measurements as of December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5,627	$5,627	$—	$—
Interest rate swap asset	165	—	165	—
Acquisition contingent consideration earn-out liabilities	(3,770)	—	—	(3,770)

Level 3 Information
The following tables set forth reconciliations of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,
	2016	2015
Balance as of July 1,	$(7,054)	$(1,400)
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	—	300
Contingent consideration earn-out liability from TFS acquisition on September 15, 2015	—	(2,700)
Change in fair value of contingent consideration earn-out liability from TFS acquisition	(94)	—
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(84)	—
Change in fair value of contingent consideration earn-out liability from Peak acquisition	480	—
Balance as of September 30,	$(6,752)	$(3,800)

	Nine Months Ended September 30,
	2016	2015
Balance as of January 1,	$(3,770)	$(1,400)
Contingent consideration earn-out liability from TFS acquisition on September 15, 2015	—	(2,700)
Settlement of TFS earn-out for year ended December 31, 2015	1,000	—
Contingent consideration earn-out liability from HSG acquisition on January 11, 2016	(3,590)	—
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	660	300
Change in fair value of contingent consideration earn-out liability from TFS acquisition	(859)	—
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(193)	—
Contingent consideration earn-out liability from Peak acquisition on June 3, 2016	(480)	—
Change in fair value of contingent consideration earn-out liability from Peak acquisition	480	—
Balance as of September 30,	$(6,752)	$(3,800)

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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity method investment during the nine months ended September 30, 2016 and 2015.

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

9. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2016, the Company is no longer subject to state, local, or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2011. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for tax years 2007-2010 and net operating loss carryforwards for 2005 and 2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for tax years 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contained multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014 and the Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments, effectively settling these audits with the IRS for $7,200 (including interest) during the third quarter of 2015. As a result of the settlement, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015, state income tax benefits (net of federal tax impact) of $568 during the quarter ended September 30, 2016 and expects to record the remaining state income tax benefits (net of federal tax impact) of approximately $1,200 by fiscal year 2019, when the various state statutes are projected to lapse.
The IRS conducted and completed a separate audit of the Company’s 2011 and 2012 tax years that focused on income and employment tax issues similar to those raised in the 2007 through 2010 examination. The IRS completed its audit during the quarter ended March 31, 2015, and issued its RAR and ETER to the Company with proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010 and assessments for additional payroll tax liabilities and penalties for 2011 and 2012 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER for the 2011 and 2012 years are mutually exclusive and contain multiple tax positions, some of which are contrary to each other. The Company filed a Protest Letter for both the RAR and ETER in April 2015 and the matter is currently at IRS Appeals. The Company recently held its first meeting with the IRS Appeals office and will continue to meet with the IRS Appeals office during the next twelve months. The Company cannot predict with certainty the timing of a resolution of such matter. The IRS began an audit of the Company’s 2013 tax year during the quarter ended June 30, 2015. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

10. COMMITMENTS AND CONTINGENCIES: LEGAL
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, payroll, contract, and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters in which the Company is currently involved are class actions related to wage and hour claims. Management currently believes the probable loss related to these wage and hour claims is not significant and the amount accrued by the Company for such claims is not material as of September 30, 2016. However, losses ultimately incurred for such claims could materially differ from amounts already accrued by the Company.

With regards to outstanding loss contingencies as of September 30, 2016, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Other current assets:
Restricted cash	$17,438	$11,995
Income taxes receivable	288	3,687
Other	12,981	8,041
Other current assets	$30,707	$23,723

Fixed assets:
Furniture and equipment	$27,707	$23,380
Software	108,892	97,962
Leasehold improvements	6,306	5,472
	142,905	126,814
Accumulated depreciation and amortization	(84,940)	(76,680)
Fixed assets, net	$57,965	$50,134

Accounts payable and accrued expenses:
Trade accounts payable	$58,274	$53,261
Subcontractor payable	45,126	56,177
Professional liability reserve	13,692	7,962
Other	1,197	1,422
Accounts payable and accrued expenses	$118,289	$118,822

Accrued compensation and benefits:
Accrued payroll	$29,709	$21,058
Accrued bonuses	23,170	24,476
Accrued travel expense	3,582	2,740
Accrued health insurance reserve	3,196	3,225
Accrued workers compensation reserve	8,213	7,701
Deferred compensation	30,147	23,044
Other	1,612	1,457
Accrued compensation and benefits	$99,629	$83,701

Other long-term liabilities:
Workers’ compensation reserve	$18,265	$16,899
Professional liability reserve	42,672	37,369
Deferred rent	12,784	11,826
Unrecognized tax benefits	8,081	8,081
Other	5,147	3,959
Other long-term liabilities	$86,949	$78,134

12. SUBSEQUENT EVENTS
5.125% Senior Notes Due 2024
On October 3, 2016, the Company completed the issuance of $325,000 aggregate principal amount of the Notes, which mature on October 1, 2024. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2017.
With the proceeds from the Notes and cash generated from operations, the Company (1) repaid $131,250 of existing Term Loan indebtedness, (2) repaid $7,188 of existing Additional Term Loan indebtedness, (3) repaid $182,500 under the Revolver, and (4) paid approximately $6,200 of fees and expenses related to the offering and issuance of the Notes.
Share Repurchase Program Authorized
On November 1, 2016, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to $150,000 of its outstanding common stock.
The amount and timing of the purchases will depend on a number of factors including the price of the Company’s shares, trading volume, Company performance, Company liquidity, general economic and market conditions and other factors that the Company’s management believes are relevant. The share repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.
The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b-18 of the Exchange Act, and in compliance with its debt instruments. Repurchases may be made from cash on hand, free cash flow generated from the Company’s business or from the Company’s credit facilities. Repurchases may be made from time to time through open market purchases or privately negotiated transactions. Repurchases may also be made pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading restrictions.

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
Changes to Our Reportable Segments
Effective as of January 1, 2016, we modified our reportable segments. We previously utilized three reportable segments, which we identified as follows: (1) nurse and allied healthcare staffing, (2) locum tenens staffing, and (3) physician permanent placement services. In light of our acquisitions over the past several years as well as our transition to a healthcare workforce solutions company, our management renamed our three reportable segments and also placed several of our business lines that were in our nurse and allied healthcare staffing segment into a different segment to better reflect how the business is evaluated by our chief operating decision maker. As of January 1, 2016, we began to disclose the following three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment consists of our nurse, allied, and local staffing businesses. The locum tenens solutions segment consists of our locum tenens staffing business. The other workforce solutions segment consists of our (i) physician permanent placement services business, (ii) healthcare interim leadership staffing and executive search services business, (iii) vendor management systems business, (iv) recruitment process outsourcing business, (v) education business, (vi) medical coding and related consulting business, and (vii) workforce optimization services business. Prior period data in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform to the new segment reporting structure.
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
For the three months ended September 30, 2016, we recorded revenue of $472.6 million, as compared to $382.9 million for the same period last year. For the three months ended September 30, 2016, we recorded net income of $27.3 million, as compared to $33.6 million for the same period last year. For the nine months ended September 30, 2016, we recorded revenue of $1,414.4 million, as compared to $1,060.5 million for the same period last year. For the nine months ended September 30, 2016, we recorded net income of $79.5 million, as compared to $61.7 million for the same period last year.
Nurse and allied solutions segment revenue comprised 62% and 65% of total consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 23% and 27% of total consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days up to one year.

Other workforce solutions segment revenue comprised 15% and 8% of total consolidated revenue for the nine months ended September 30, 2016 and 2015, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a SaaS VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) medical coding and related consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.
Acquisitions During the Nine Months Ended September 30, 2016
During the nine months ended September 30, 2016, we completed three acquisitions. On January 4, 2016, we completed the acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm that places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical hospitals, children’s hospitals, physician practices, and post-acute care providers. We believe the BES acquisition will provide us additional access to healthcare executives and enhance our integrated services to hospitals, health systems, and other healthcare facilities across the nation. We include the results of BES in our other workforce solutions segment.
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
For the three months ended September 30, 2016, $36.1 million of revenue relating to BES, HSG, and Peak and $4.3 million of income before income taxes relating to BES, HSG, and Peak were included in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2016, $124.0 million of revenue relating to BES, HSG, and Peak and $20.2 million of income before income taxes relating to BES, HSG, and Peak were included in the unaudited condensed consolidated statement of operations.
Recent Trends

The healthcare staffing market environment, including interest in workforce solutions like MSP, remains strong with demand still at near all-time highs. To address the outpacing of demand compared to supply and to meet the needs of our MSP clients, we have prioritized the fulfillment of our MSP orders. MSP revenue continues to increase faster than our traditional staffing revenue and represented approximately 50% of the nurse and allied solutions segment revenue for the nine months ended September 30, 2016. As a natural outcome of the expansion of our workforce solution offerings, we are seeing certain larger health systems representing a greater portion of our revenue as these clients purchase several different business solutions from our suite of services.
The high demand for healthcare professionals has generally allowed us to negotiate increased bill rates. In our travel nursing division, we have passed a portion of these increases on through pay rates in order to attract more nurses into our business that has put some pressure on the gross margins in the nurse and allied solutions segment. In addition, due to the prioritization of our MSP clients, we are filling more of the assignments at these clients with our own nurses and using fewer associate vendors to meet these needs. The impact of this prioritization effort in the nurse and allied solutions segment has a positive impact on revenue and gross profit, but a slightly negative effect on our gross margin percentage in light of the relatively higher gross margin percentage from our associate vendor fees.
In our locum tenens segment, demand trends remain strong in most specialties. However, the primary constraint to faster growth in the business is the ability to recruit, credential, and place an ample number of physicians to match the geographies of our demand.
The other workforce solutions segment, with its higher profitability, is positively affecting our consolidated gross and operating margins.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The HSG, BES, MillicanSolutions (“Millican”), First String Healthcare (“TFS”), Onward Healthcare (“OH”), and Peak acquisitions impact the comparability of the results between the three and nine months ended September 30, 2016 and 2015 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.3	67.1	67.4	68.2
Gross profit	32.7	32.9	32.6	31.8
Selling, general and administrative	21.2	21.7	21.0	21.6
Depreciation and amortization	1.6	1.4	1.5	1.5
Income from operations	9.9	9.8	10.1	8.7
Interest expense, net, and other	0.6	0.5	0.6	0.5
Income before income taxes	9.3	9.3	9.4	8.2
Income tax expense	3.5	0.5	3.8	2.4
Net income	5.8%	8.8%	5.6%	5.8%

Comparison of Results for the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue. Revenue increased 23% to $472.6 million for the three months ended September 30, 2016 from $382.9 million for the same period in 2015, due to additional revenue of approximately $43 million resulting from our HSG, BES, Millican, TFS, and Peak acquisitions with the remainder of the increase driven by 12% organic growth.
Nurse and allied solutions segment revenue increased 16% to $286.8 million for the three months ended September 30, 2016 from $246.7 million for the same period in 2015. Of the $40.1 million increase, approximately $1.8 million was attributable to the additional revenue in connection with the HSG acquisition with the remainder primarily attributable to a 12% increase in the average number of healthcare professionals on assignment and a 5% increase in the average bill rate during the three months ended September 30, 2016.
 Locum tenens solutions segment revenue increased 7% to $108.6 million for the three months ended September 30, 2016 from $101.8 million for the same period in 2015. The $6.8 million increase was primarily attributable to a 1% increase in the number of days filled and a 6% increase in the revenue per day filled during the three months ended September 30, 2016.
Other workforce solutions segment revenue increased 125% to $77.3 million for the three months ended September 30, 2016 from $34.4 million for the same period in 2015. Of the $42.9 million increase, $42.0 million was attributable to the additional revenue in connection with the BES, Millican, TFS, and Peak acquisitions with the remainder primarily attributable to growth in our VMS and workforce optimization services revenue during the three months ended September 30, 2016.

Gross Profit. Gross profit increased 23% to $154.5 million for the three months ended September 30, 2016 from $126.0 million for the same period in 2015, representing gross margins of 32.7% and 32.9%, respectively. The decrease in consolidated gross margin was due to higher direct costs in the nurse and allied solutions segment, partially offset by the growth of the higher margin other workforce solutions segment and higher bill-to-pay spreads in the locum tenens solutions segment during the three months ended September 30, 2016. Gross margin by reportable segment for the three months ended September 30, 2016 and 2015 was 26.7% and 27.5% for nurse and allied solutions, 31.2% and 30.7% for locum tenens solutions, and 56.7% and 78.2% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the additions of BES, TFS, and Peak during the three months ended September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $100.0 million, representing 21.2% of revenue, for the three months ended September 30, 2016, as compared to $83.1 million, representing 21.7% of revenue, for the same period in 2015. The increase in SG&A expenses was primarily due to $9.6 million of additional SG&A expenses from the HSG, BES, Millican, TFS, and Peak acquisitions, as well as increased employee headcount, variable compensation, and other expenses associated with our revenue growth. Share-based compensation expense was higher due to the higher expected share vesting amounts associated with our performance equity awards. SG&A increases as a result of acquisitions in the nurse and allied solutions and other workforce solutions segments were $0.9 million and $8.7 million, respectively. The increase in unallocated corporate overhead was primarily attributable to higher employee and variable expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2016	2015
Nurse and allied solutions	$39,312	$35,570
Locum tenens solutions	19,881	17,889
Other workforce solutions	22,985	13,801
Unallocated corporate overhead	15,113	13,817
Share-based compensation	2,704	2,021
	$99,995	$83,098
Depreciation and Amortization Expenses. Amortization expense increased 60% to $4.8 million for the three months ended September 30, 2016 from $3.0 million for the same period in 2015, primarily attributable to additional amortization expense related to the intangible assets acquired in the TFS, Millican, BES, HSG, and Peak acquisitions. Depreciation expense increased 30% to $3.0 million for the three months ended September 30, 2016 from $2.3 million for the same period in 2015, primarily attributable to fixed assets acquired as part of the TFS, Millican, BES, HSG, and Peak acquisitions and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $3.0 million during the three months ended September 30, 2016 as compared to $2.0 million for the same period in 2015. The increase is primarily due to a higher average debt outstanding balance for the three months ended September 30, 2016, which resulted from borrowings used primarily to finance the BES and Peak acquisitions.
Income Tax Expense. Income tax expense was $16.4 million for the three months ended September 30, 2016 as compared to income tax expense of $1.9 million for the same period in 2015, reflecting effective income tax rates of 37% and 5% for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2015, we recorded a discrete federal income tax benefit of $12.2 million resulting from the IRS federal audit settlement. We currently estimate our annual effective income tax rate to be approximately 40% for 2016.

Comparison of Results for the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenue. Revenue increased 33% to $1,414.4 million for the nine months ended September 30, 2016 from $1,060.5 million for the same period in 2015, due to additional revenue of approximately $148.0 million resulting from our HSG, BES, Millican, TFS, OH, and Peak acquisitions with the remainder of the increase driven by 20% organic growth.
Nurse and allied healthcare solutions segment revenue increased 27% to $877.2 million for the nine months ended September 30, 2016 from $690.2 million for the same period in 2015. Of the $187.0 million increase, $33.2 million was attributable to the additional revenue in connection with the HSG acquisition and $2.0 million was attributable to the prior year having one less week of revenue from the OH acquisition as it was consummated on January 7, 2015 (the “OH Stub Period”), with the remainder primarily attributable to a 15% increase in the average number of healthcare professionals on assignment and a 7% increase in the average bill rate during the nine months ended September 30, 2016.
 Locum tenens solutions segment revenue increased 12% to $320.4 million for the nine months ended September 30, 2016 from $285.8 million for the same period in 2015. Of the $34.6 million increase, $0.6 million was attributable to the additional revenue of Locum Leaders over the OH Stub Period with the remainder primarily attributable to a 3% increase in the number of days filled and a 9% increase in the revenue per day filled during the nine months ended September 30, 2016.
Other workforce solutions segment revenue increased 157% to $216.8 million for the nine months ended September 30, 2016 from $84.4 million for the same period in 2015. Of the $132.4 million increase, $112.7 million was attributable to the additional revenue in connection with the BES, Millican, TFS, and Peak acquisitions and the additional revenue of Medefis over the OH Stub Period, with the remainder primarily attributable to an increase in billable active searches and the average placement value in the physician permanent placement business as well as growth in our VMS and workforce optimization services revenue during the nine months ended September 30, 2016.

Gross Profit. Gross profit increased 37% to $461.1 million for the nine months ended September 30, 2016 from $337.6 million for the same period in 2015, representing gross margins of 32.6% and 31.8%, respectively. The increase in consolidated gross margin was due to the growth in our higher margin other workforce solutions segment and higher bill-to-pay spreads in the locum tenens solutions segment, partially offset by higher direct costs in the nurse and allied solutions segment during the nine months ended September 30, 2016. Gross margin by reportable segment for the nine months ended September 30, 2016 and 2015 was 26.7% and 27.1% for nurse and allied solutions, 31.2% and 29.8% for locum tenens solutions, and 58.6% and 77.1% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the additions of BES, TFS, and Peak during the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. SG&A expenses were $297.4 million, representing 21.0% of revenue, for the nine months ended September 30, 2016, as compared to $229.4 million, representing 21.6% of revenue, for the same period in 2015. The increase in SG&A expenses was primarily due to $28.4 million of additional SG&A expenses from the HSG, BES, Millican, TFS, and Peak acquisitions, and OH expenses over the OH Stub Period, as well as increased employee headcount, variable compensation, and other expenses associated with our revenue growth. Share-based compensation expense was higher due to the higher expected share vesting amounts associated with our performance equity awards. SG&A expense increases as a result of acquisitions in the nurse and allied solutions, locum tenens solutions and other workforce solutions segments were $3.1 million, $0.1 million and $25.2 million, respectively. The increase in the unallocated corporate overhead was primarily attributable to higher employee and variable expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2016	2015
Nurse and allied solutions	$115,755	$96,437
Locum tenens solutions	56,247	51,030
Other workforce solutions	70,654	36,678
Unallocated corporate overhead	45,908	38,681
Share-based compensation	8,795	6,551
	$297,359	$229,377

Depreciation and Amortization Expenses. Amortization expense increased 56% to $13.6 million for the nine months ended September 30, 2016 from $8.7 million for the same period in 2015, primarily attributable to additional amortization expense related to the intangible assets acquired in the TFS, Millican, BES, HSG, and Peak acquisitions. Depreciation expense increased 20% to $8.3 million for the nine months ended September 30, 2016 from $6.9 million for the same period in 2015, primarily attributable to fixed assets acquired as part of the TFS, Millican, BES, HSG, and Peak acquisitions and an increase in purchased and developed hardware and software for our front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $9.1 million during the nine months ended September 30, 2016 and $5.8 million for the same period in 2015. The increase is primarily due to a higher average debt outstanding balance for the nine months ended September 30, 2016, which resulted from borrowings used primarily to finance the BES and Peak acquisitions.
Income Tax Expense. Income tax expense was $53.3 million for the nine months ended September 30, 2016 as compared to income tax expense of $25.0 million for the same period in 2015, reflecting effective income tax rates of 40% and 29% for these periods, respectively. During the nine months ended September 30, 2015, we recorded a discrete federal income tax benefit of $12.2 million resulting from the IRS federal audit settlement. We currently estimate our annual effective income tax rate to be approximately 40% for 2016.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2016	2015

Net cash provided by operating activities	$84,820	$55,637
Net cash used in investing activities	(241,271)	(105,634)
Net cash provided by financing activities	162,418	51,290
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. We are an obligor under two term loans and we maintain a revolving credit facility (the “Revolver”). As of September 30, 2016, (1) the total of our term loans outstanding (including both current and long-term portions), less unamortized fees, was $202.5 million, and (2) $182.5 million was drawn with $81.6 million of available credit under the Revolver. We describe in further detail our amended credit agreement, in effect prior to the second amendment thereof, under which our term loans and Revolver are governed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2015 Annual Report. See also Note (7) of the Notes to Unaudited Consolidated Financial Statements set forth in Item 1 of this Quarterly Report.
In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement. On October 3, 2016, we reduced the interest rate swap notional amount to $40 million. See additional information in Item 1, Note (6), “Derivative Instruments.”
We believe that cash generated from operations and available borrowings under the Revolver will be sufficient to fund our operations for the next 12 months and beyond. We intend to finance potential future acquisitions either with cash provided from operations, borrowings under the Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $84.8 million, compared to $55.6 million for the same period in 2015. The increase in net cash provided by operating activities was primarily attributable to (1) improved operating results, (2) a decrease in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs, and (3) a decrease in accounts receivable and subcontractor receivable between periods due to timing of collections. The overall increase was partially offset by a decrease in accounts payable and accrued expenses as well as accrued compensation and benefits between periods due to timing of payments. Our Days Sales Outstanding (“DSO”) was 64 days at each of September 30, 2016 and December 31, 2015, and 60 days at September 30, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $241.3 million, compared to $105.6 million for the same period in 2015. The increase was primarily due to $216.6 million used for the acquisitions of BES and HSG in January 2016 and Peak in June 2016 as compared to $81.1 million used for acquisitions during the nine months ended September 30, 2015. Capital expenditures were $17.7 million and $21.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $162.4 million, primarily due to proceeds received of $124.0 million from the Revolver and $75.0 million from a new term loan under our amended credit agreement, which we used to fund our BES and Peak acquisitions, partially offset by (1) the repayments of $8.4 million under our term loans and $24.0 million under the Revolver, and (2) $5.6 million cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the nine months ended September 30, 2015 was $51.3 million, primarily due to accessing $84.5 million under the Revolver to finance the OH acquisition, partially offset by (1) $32.6 million for repayments of debt, including both regularly scheduled payments and paying off our prior credit facilities, and (2) $11.5 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
 Letters of Credit
 At September 30, 2016, we maintained outstanding standby letters of credit totaling $16.6 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $16.6 million of outstanding letters of credit, we have collateralized $5.6 million in cash and cash equivalents and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2015 totaled $15.8 million.
5.125% Senior Notes Due 2024
On October 3, 2016, AMN Healthcare, Inc. (the “Issuer”), a wholly owned subsidiary of AMN Healthcare Services, Inc. (the “Parent”), completed the issuance of $325.0 million aggregate principal amount of 5.125% Senior Notes due 2024 (the “Notes”). The Notes will mature on October 1, 2024. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2017.
The Notes were issued pursuant to an Indenture (the “Indenture”), dated as of October 3, 2016, by and among the Issuer, the Parent, the subsidiary guarantors party thereto (collectively, together with the Parent, the “Guarantors”) and U.S. Bank National Association, as trustee, and are senior unsecured obligations of the Issuer. The Guarantors have guaranteed (the “Guarantees”) the Issuer’s obligations under the Notes and the Indenture on a senior unsecured basis. The Guarantors include the Parent and the subsidiaries of the Issuer that guarantee the Issuer’s credit facilities under the amended credit agreement.
The Notes will rank pari passu in right of payment with all of the Issuer’s existing and future senior indebtedness, senior to all of the Issuer’s existing and future subordinated indebtedness and effectively subordinated to all of the Issuer’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
The Guarantees will be each Guarantor’s senior unsecured obligations and will rank pari passu in right of payment with all of such Guarantor’s existing and future senior indebtedness, senior to all of such Guarantor’s existing and future subordinated indebtedness and effectively subordinated to all of such Guarantor’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
The Notes and the Guarantees will be structurally subordinated to all existing and future indebtedness and other liabilities and preferred stock of any of the Issuer’s subsidiaries that do not guarantee the Notes.

At any time and from time to time on and after October 1, 2019, the Issuer will be entitled at its option to redeem all or a portion of the Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date) set forth below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2019	103.844%
2020	102.563%
2021	101.281%
2022 and thereafter	100%
At any time and from time to time prior to October 1, 2019, the Issuer may also redeem Notes with the net cash proceeds of certain equity offerings in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the Notes issued, at a redemption price (expressed as a percentage of principal amount) of 105.125% of the principal amount thereof plus accrued and unpaid interest to (but excluding) the applicable redemption date.
In addition, the Issuer may redeem some or all of the Notes at any time and from time to time prior to October 1, 2019 at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest thereon, if any, to (but excluding) the applicable redemption date, plus a “make-whole” premium based on the applicable treasury rate plus 50 basis points.
Upon the occurrence of specified change of control events as defined in the Indenture, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.
The Indenture contains covenants that, among other things, restrict the ability of the Parent, the Issuer and their restricted subsidiaries to:
•sell assets,
•pay dividends or make other distributions on capital stock or make payments in respect of subordinated indebtedness,
•make investments,
•incur additional indebtedness or issue preferred stock,
•create certain liens,
•enter into agreements that restrict dividends or other payments from their restricted subsidiaries to the Issuer, the Parent or their restricted subsidiaries,
•consolidate, merge or transfer all or substantially all of their assets,
•engage in transactions with affiliates, and
•create unrestricted subsidiaries.
These covenants are subject to a number of important exceptions and qualifications. The Indenture contains affirmative covenants and events of default that are customary for Indentures governing high yield securities. The Notes and the Guarantees are not subject to any registration rights agreement.
We used the proceeds from the issuance of the Notes to (1) repay $131.3 million of our existing Term Loan indebtedness, (2) repay $7.2 million of our existing Additional Term Loan indebtedness, (3) repay $182.5 million under the Revolver, and (4) pay fees and expenses related to the offering and sale of the Notes.

Off-Balance Sheet Arrangements
 At September 30, 2016, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2015 Annual Report that occurred during the nine months ended September 30, 2016, other than an increase of $39 million in the amount outstanding under the Revolver.

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
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Consideration (Reporting Revenue Gross versus Net).” The standard attempts to clarify the implementation guidance on principal versus agent considerations. When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting.” The guidance attempts to simplify the accounting for share-based payment transactions in several areas, including the following: income tax consequences, classification of awards as either equity or liabilities, forfeitures, expected term, and statement of cash flows classification. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the timing of this new standard’s adoption. The income tax benefit impact for the nine months ended September 30, 2016, if the standard had been adopted, would have been $2.8 million.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. Early ad option is permitted, including adoption in an interim period. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our financial statements and related disclosures.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2015 Annual Report and include but are not limited to:

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

•	any inability on our part to quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, or client needs;

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

•
the effect of investigations, claims, and legal proceedings alleging medical malpractice, violation of employment and wage regulations and other legal theories of liability asserted against us, which could subject us to substantial liabilities;

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

•
disruption to or failure of our software-as-a-service (SaaS)-based technology within certain of our service offerings or our inability to adequately protect our intellectual property rights with respect to such technology, which could reduce client satisfaction, harm our reputation, and negatively affect our business;

•	our dependence on third parties for the execution of certain critical functions;

•	cybersecurity risks and cyber incidents, which could adversely affect our business or disrupt our operations;

•	any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs;

•	any inability on our part to properly screen and match quality healthcare professionals with suitable placements;

•	any inability on our part to successfully attract and retain a sufficient number of quality sales and operations personnel;

•	the loss of our key officers and management personnel, which could adversely affect our business and operating results;

•	any inability on our part to maintain our positive brand awareness and identity;

•	any inability on our part to consummate and effectively incorporate acquisitions into our business operations;

•	any recognition by us of an impairment to goodwill or indefinite-lived intangibles;

•	the effect of significant adverse adjustments by us to our insurance-related accruals, which could decrease our earnings or increase our losses, as the case may be; and

•	our level of indebtedness and any inability on our part to generate sufficient cash flow to service our debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2016, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016. On October 3, 2016, we completed the issuance of $325.0 million aggregate principal amount of the Notes. With the proceeds from the issuance of the Notes, we repaid the full existing balance under the Revolver and a portion of the outstanding balance under the term loan indebtedness. During the three and nine months ended September 30, 2016, we generated all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of October 3, 2016, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank National Association.*

10.1
Second Amendment to Credit Agreement, dated as of September 19, 2016, by and among the Registrant, AMN Healthcare, Inc., the subsidiary guarantors party thereto, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 19, 2016, filed with the SEC on September 23, 2016).

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

Date: November 4, 2016

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)