Form 10-Q
period 2017-03-31
AMN HEALTHCARE SERVICES INC
filed 2017-05-05
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes   ☐  No  ☒
As of May 3, 2017, there were 47,901,973 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$37,711	$10,622
Accounts receivable, net of allowances of $15,171 and $11,376 at March 31, 2017 and December 31, 2016, respectively	334,782	341,977
Accounts receivable, subcontractor	48,838	49,233
Prepaid expenses	19,498	14,189
Other current assets	31,395	34,607
Total current assets	472,224	450,628
Restricted cash, cash equivalents and investments	29,141	31,287
Fixed assets, net of accumulated depreciation of $87,843 and $84,865 at March 31, 2017 and December 31, 2016, respectively	62,620	59,954
Other assets	65,368	57,534
Goodwill	340,564	341,754
Intangible assets, net of accumulated amortization of $76,652 and $72,057 at March 31, 2017 and December 31, 2016, respectively	241,130	245,724
Total assets	$1,211,047	$1,186,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136,028	$137,512
Accrued compensation and benefits	99,642	107,993
Current portion of notes payable	3,750	3,750
Deferred revenue	8,840	8,924
Other current liabilities	29,428	16,611
Total current liabilities	277,688	274,790

Notes payable, less unamortized fees	358,512	359,192
Deferred income taxes, net	16,548	21,420
Other long-term liabilities	81,494	82,096
Total liabilities	734,242	737,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,326 issued and 47,883 shares issued and outstanding, respectively, at March 31, 2017 and 48,055 shares issued and 47,612 issued and outstanding, respectively, at December 31, 2016	483	481
Additional paid-in capital	447,857	452,491
Treasury stock, at cost (443 shares at March 31, 2017 and December 31, 2016)	(13,261)	(13,261)
Retained earnings	41,679	9,671
Accumulated other comprehensive income	47	1
Total stockholders’ equity	476,805	449,383
Total liabilities and stockholders’ equity	$1,211,047	$1,186,881

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$495,169	$468,002
Cost of revenue	333,393	316,104
Gross profit	161,776	151,898
Operating expenses:
Selling, general and administrative	102,073	97,823
Depreciation and amortization	7,668	6,765
Total operating expenses	109,741	104,588
Income from operations	52,035	47,310
Interest expense, net, and other	5,130	3,249
Income before income taxes	46,905	44,061
Income tax expense	14,897	18,192
Net income	$32,008	$25,869

Other comprehensive income (loss):
Foreign currency translation and other	3	39
Unrealized gain (loss) on cash flow hedge, net of income taxes	43	(463)
Other comprehensive income (loss)	46	(424)

Comprehensive income	$32,054	$25,445

Net income per common share:
Basic	$0.67	$0.54
Diluted	$0.65	$0.53
Weighted average common shares outstanding:
Basic	47,782	47,894
Diluted	49,520	49,103

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$32,008	$25,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,668	6,765
Non-cash interest expense and other	579	576
Change in fair value of contingent consideration	23	99
Increase in allowances for doubtful accounts and sales credits	5,408	2,687
Provision for deferred income taxes	(4,900)	(1,201)
Share-based compensation	2,681	3,381
Excess tax benefits from share-based compensation	—	(2,322)
Loss on disposal or sale of fixed assets	65	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,787	(15,219)
Accounts receivable, subcontractor	395	916
Income taxes receivable	361	6,006
Prepaid expenses	(5,309)	(2,469)
Other current assets	2,945	(1,477)
Other assets	(3,139)	(2,471)
Accounts payable and accrued expenses	(1,599)	(10,229)
Accrued compensation and benefits	(8,351)	9,775
Other liabilities	16,825	14,079
Deferred revenue	(84)	286
Restricted cash, cash equivalents and investments balance	4,951	176
Net cash provided by operating activities	52,314	35,227

Cash flows from investing activities:
Purchase and development of fixed assets	(5,498)	(6,618)
Purchase of investments	(4,804)	—
Proceeds from maturity of investments	2,000	—
Change in restricted cash, cash equivalents and investments balance	(1)	—
Payments to fund deferred compensation plan	(4,998)	(2,855)
Cash paid for acquisitions, net of cash received	—	(165,230)
Net cash used in investing activities	(13,301)	(174,703)

Cash flows from financing activities:
Payments on term loans	(938)	(2,813)
Proceeds from term loans	—	75,000
Proceeds from revolving credit facility	—	85,000
Payment of financing costs	—	(448)
Earn-out payments for prior acquisitions	(3,677)	(900)
Cash paid for shares withheld for taxes	(7,313)	(5,194)
Excess tax benefits from equity awards vested and exercised	—	2,322
Net cash provided by (used in) financing activities	(11,928)	152,967
Effect of exchange rate changes on cash	4	39
Net increase in cash and cash equivalents	27,089	13,530
Cash and cash equivalents at beginning of period	10,622	9,576
Cash and cash equivalents at end of period	$37,711	$23,106

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $22 and $264 capitalized for the three months ended March 31, 2017 and 2016, respectively)	$545	$2,295
Cash paid for income taxes	$2,812	$2,418
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$—	$12,706
Goodwill	—	101,531
Intangible assets	—	69,844
Liabilities assumed	—	(13,139)
Holdback provision	—	(2,122)
Earn-out liabilities	—	(3,590)
Net cash paid for acquisitions	$—	$165,230
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,440	$2,489
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 17, 2017 (“2016 Annual Report”).
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting.” The guidance attempts to simplify the accounting for share-based payment transactions in several areas, including the following: income tax consequences, classification of awards as either equity or liabilities, forfeitures, expected term, and statement of cash flows classification. The Company adopted this pronouncement prospectively beginning January 1, 2017. Accordingly, the prior period has not been adjusted and the primary effects of the adoption for the current period are as follows:

•
The Company recorded $4,297 of tax benefits within income tax expense for the three months ended March 31, 2017 related to the excess tax benefit on share-based compensation. Prior to adoption, this amount would have been recorded as additional paid-in capital;

•
The Company continued to estimate the number of awards expected to be forfeited in accordance with its existing accounting policy, which is to estimate forfeitures when recording share-based compensation expense;

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three months ended March 31, 2017. The effect of this change on its diluted earnings per share was not significant;

•	For the three months ended March 31, 2017, cash flows related to excess tax benefits were classified as an operating activity.

There were no other material impacts to the Company's consolidated financial statements as a result of adopting this updated standard.

2. BUSINESS COMBINATIONS
As set forth below, the Company completed three acquisitions since January 1, 2016 (all occurred during 2016). The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.
Peak Provider Solutions Acquisition
On June 3, 2016, the Company completed its acquisition of Peak Provider Solutions (“Peak”), which provides remote medical coding and consulting solutions to hospitals and physician medical groups nationwide. The addition of Peak has expanded the Company’s workforce solutions and enables the Company to offer services in coding diagnosis and procedure codes, which is critical to clinical quality reporting and the financial health of healthcare organizations. The initial purchase price of $52,125 included (1) $51,645 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and borrowings under the Company’s revolving credit facility, and (2) a contingent earn-out payment of up to $3,000 with an estimated fair value of $480 as of the acquisition date. The contingent earn-out payment was based on the operating results of Peak for the year ending December 31, 2016, which resulted in no earn-out payment. As the acquisition was not considered significant, pro forma information is not provided. The results of Peak have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2016, an additional $275 of cash consideration was paid to the selling shareholders for the final working capital settlement.
The preliminary allocation of the $52,400 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $5,658 of fair value of tangible assets acquired, (2) $9,314 of liabilities assumed, (3) $19,220 of identified intangible assets, and (4) $36,836 of goodwill, none of which is deductible for tax purposes. The fair value of intangible assets primarily includes $7,600 of trademarks and $11,500 of customer relationships with a weighted average useful life of approximately thirteen years.
HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The acquisition helps the Company expand its service lines and provide clients with rapid response staffing services. The initial purchase price of $8,511 included (1) $2,799 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ending December 31, 2016, of which, $1,930 was paid in March 2017, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017. As the acquisition was not considered significant, pro forma information is not provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2016, the final working capital settlement resulted in $292 due from the selling shareholders to the Company, which was settled through a reduction to a cash holdback.
The allocation of the $8,219 purchase price, which was reduced by the final working capital settlement, consisted of (1) $1,025 of fair value of tangible assets acquired, (2) $3,698 of liabilities assumed, (3) $3,944 of identified intangible assets, and (4) $6,948 of goodwill, none of which is deductible for tax purposes. The intangible assets include the fair value of trademarks, customer relationships, staffing databases, and covenants not to compete with a weighted average useful life of approximately eight years.
B.E. Smith Acquisition
On January 4, 2016, the Company completed its acquisition of B.E. Smith (“BES”), a full-service healthcare interim leadership placement and executive search firm, for $162,232 in cash, net of cash received, and settlement of the pre-existing relationship between AMN and BES. BES places interim leaders and executives across all healthcare settings, including acute care hospitals, academic medical and children’s hospitals, physician practices, and post-acute care providers. The acquisition provides the Company additional access to healthcare executives and enhances its integrated services to hospitals, health systems, and other healthcare facilities across the nation. To help finance the acquisition, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”), which provided $125,000 of additional available borrowings to the Company. The First Amendment was more fully described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2016 Annual Report. The results of BES have been included in the Company’s other workforce solutions segment since the date of acquisition. During the second quarter of 2016, $524 was returned to the Company for the final working capital settlement.

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
	$65,900

3. REVENUE RECOGNITION
Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s SaaS-based technology, including its vendor management systems and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional or executive. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors. When the Company uses subcontractors, revenue is recorded net of the related subcontractor’s expense. Payables to subcontractors of $49,915 and $51,973 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2017 and the audited consolidated balance sheet as of December 31, 2016, respectively. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Net income	$32,008	$25,869

Net income per common share - basic	$0.67	$0.54
Net income per common share - diluted	$0.65	$0.53

Weighted average common shares outstanding - basic	47,782	47,894
Plus dilutive effect of potential common shares	1,738	1,209
Weighted average common shares outstanding - diluted	49,520	49,103
Share-based awards to purchase 43 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2016, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company has three reportable segments: nurse and allied solutions, locum tenens solutions, and other workforce solutions.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2017	2016
Revenue
Nurse and allied solutions	$313,523	$297,724
Locum tenens solutions	102,843	102,738
Other workforce solutions	78,803	67,540
	$495,169	$468,002
Segment operating income
Nurse and allied solutions	$45,980	$41,618
Locum tenens solutions	12,219	13,291
Other workforce solutions	19,857	17,586
	78,056	72,495
Unallocated corporate overhead	15,672	15,039
Depreciation and amortization	7,668	6,765
Share-based compensation	2,681	3,381
Interest expense, net, and other	5,130	3,249
Income before income taxes	$46,905	$44,061
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2017	$104,306	$19,743	$217,705	$341,754
Goodwill adjustment for HSG acquisition	(1,199)	—	—	(1,199)
Goodwill adjustment for Peak acquisition	—	—	9	9
Balance, March 31, 2017	$103,107	$19,743	$217,714	$340,564
Accumulated impairment loss as of December 31, 2016 and March 31, 2017	$154,444	$53,940	$6,555	$214,939

6. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2016 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2017.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $23,450 commercial paper as of March 31, 2017, $13,956 had original maturities greater than three months, which were considered available for sale securities. As of December 31, 2016, the Company had $25,610 commercial paper, of which $11,152 had original maturities greater than three months and were considered available for sale securities.
The Company’s interest rate swap is measured at fair value using a discounted cash flow analysis that includes the contractual terms, including the period to maturity, and Level 2 observable market-based inputs, including interest rate curves. The fair value of the swap is determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The valuation also considers credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company, which are considered Level 3 inputs; however, as of March 31, 2017, the credit risk adjustments, including nonperformance risk, were considered insignificant to the total fair value of the interest rate swap.
The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are Level 3 inputs.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,629	$4,629	$—	$—
Commercial paper	23,450	—	23,450	—
Interest rate swap asset	94	—	94	—
Acquisition contingent consideration earn-out liabilities	(1,909)	—	—	(1,909)

	Fair Value Measurements as of December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,627	$4,627	$—	$—
Commercial paper	25,610	—	25,610	—
Interest rate swap asset	24	—	24	—
Acquisition contingent consideration earn-out liabilities	(6,816)	—	—	(6,816)

Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
	2017	2016
Balance as of January 1,	$(6,816)	$(3,770)
Settlement of TFS earn-out for year ended December 31, 2015	—	1,000
Contingent consideration earn-out liability from HSG acquisition on January 11, 2016	—	(3,590)
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	—	660
Change in fair value of contingent consideration earn-out liability from TFS acquisition	—	(697)
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(23)	(62)
Settlement of TFS earn-out for year ended December 31, 2016	3,000	—
Settlement of HSG earn-out for year ended December 31, 2016	1,930	—
Balance as of March 31,	$(1,909)	$(6,459)
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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity method investment during the three months ended March 31, 2017 and 2016.
Fair Value of Financial Instruments
The carrying amount of the Company’s senior notes and term loan approximate their fair values. As it relates to the term loan, the Company amended its credit facilities in January and September 2016 to increase the capacity of the revolver and to secure an additional term loan, and the variable interest rate under the revolver and the term loans (LIBOR plus 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%, at the Company’s option) has remained unchanged since the amendment. As it relates to the senior notes issued in October 2016, they have a fixed rate of 5.125% and there have been no changes in available rates for similar debt since the date of issuance. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2016 Annual Report.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2017, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2011. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax

Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards for 2005 and 2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for tax years 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contained multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014 and the Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments, effectively settling these audits with the IRS for $7,200 (including interest) during the third quarter of 2015. As a result of the settlement, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015, state income tax benefits (net of federal tax impact) of $568 for the year ended December 31, 2016, and expects to record state income tax benefits (net of federal tax impact) of approximately $1,200 by fiscal year 2019, when the various state statutes are projected to lapse.

The IRS conducted and completed a separate audit of the Company’s 2011 and 2012 tax years that focused on income and employment tax issues similar to those raised in the 2007 through 2010 examination. The IRS completed its audit during the quarter ended March 31, 2015, and issued its RAR and ETER to the Company with proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010 and assessments for additional payroll tax liabilities and penalties for 2011 and 2012 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER for the 2011 and 2012 years are mutually exclusive and contain multiple tax positions, some of which are contrary to each other. The Company filed a Protest Letter for both the RAR and ETER in April 2015 and the matter is currently at IRS Appeals. The Company has met with the IRS Appeals office and will continue to meet with the IRS Appeals office during the next twelve months. The Company cannot predict with certainty the timing of a resolution of such matter. The IRS began an audit of the Company’s 2013 tax year during the quarter ended June 30, 2015. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

8. COMMITMENTS AND CONTINGENCIES: LEGAL

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, payroll, contract, competitor disputes and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims. Management currently believes the probable loss related to these wage and hour claims is not material and the amount accrued by the Company for such claims is not material as of March 31, 2017. However, losses ultimately incurred for such claims could materially differ from amounts already accrued by the Company.
With regards to outstanding loss contingencies as of March 31, 2017, which are included in accounts payable and accrued expenses in the consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Other current assets:
Restricted cash and cash equivalents	$17,592	$20,271
Other	13,803	14,336
Other current assets	$31,395	$34,607

Fixed assets:
Furniture and equipment	$26,487	$25,582
Software	116,194	112,405
Leasehold improvements	7,782	6,832
	150,463	144,819
Accumulated depreciation	(87,843)	(84,865)
Fixed assets, net	$62,620	$59,954

Other assets:
Life insurance cash surrender value	$38,421	$32,190
Other	26,947	25,344
Other assets	$65,368	$57,534

Accounts payable and accrued expenses:
Trade accounts payable	$33,158	$33,392
Subcontractor payable	49,915	51,973
Accrued expenses	42,174	37,251
Professional liability reserve	8,199	10,254
Other	2,582	4,642
Accounts payable and accrued expenses	$136,028	$137,512

Accrued compensation and benefits:
Accrued payroll	$31,297	$30,917
Accrued bonuses	13,147	26,992
Accrued travel expense	3,120	2,972
Accrued health insurance reserve	3,501	3,189
Accrued workers compensation reserve	8,323	8,406
Deferred compensation	38,685	32,690
Other	1,569	2,827
Accrued compensation and benefits	$99,642	$107,993

Other current liabilities:
Acquisition related liabilities	$5,016	$6,921
Income taxes payable	16,952	451
Other	7,460	9,239
Other current liabilities	$29,428	$16,611

Other long-term liabilities:
Workers’ compensation reserve	$18,396	$18,708
Professional liability reserve	39,361	37,338
Deferred rent	13,761	13,274
Unrecognized tax benefits	8,586	8,464
Other	1,390	4,312
Other long-term liabilities	$81,494	$82,096

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2017 (“2016 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended March 31, 2017, we recorded revenue of $495.2 million, as compared to $468.0 million for the same period last year. For the three months ended March 31, 2017, we recorded net income of $32.0 million, as compared to $25.9 million for the same period last year.
Nurse and allied solutions segment revenue comprised 63% and 64% of total consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 21% and 22% of total consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days up to one year.

Other workforce solutions segment revenue comprised 16% and 14% of total consolidated revenue for the three months ended March 31, 2017 and 2016, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) medical coding and related consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by US economic and labor trends. The Bureau of Labor’s survey data reflects near record levels of healthcare job openings and quits, which are viewed as positive trends for the healthcare staffing industry. At the same time, the entire healthcare industry faces uncertainty related to the potential repeal of or significant changes to the Affordable Care Act, which could impact reimbursement and the utilization of healthcare services.

With respect to our business, specifically, interest from healthcare providers for workforce solutions, like MSP, remains strong. MSP revenue, which represents a longer term strategic relationship with clients, continues to increase faster than our traditional staffing revenue. However, we have not experienced the typical seasonal increase in demand from our MSP or traditional staffing clients for staffing services in our nurse and allied solutions segment.

In our locum tenens solutions segment, demand trends remain favorable in most specialties. However, the primary constraint to faster growth in the business is the ability to recruit, credential, and place an ample number of physicians to match the geographies of our demand. In April, seven states implemented the Interstate Medical Licensure Compact for physicians, which we believe may help address the geographic constraints of this business.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of Accounting Standards Update (“ASU”) 2016-09 described in the accompanying Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2016 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The Peak acquisition impacts the comparability of the results between the three months ended March 31, 2017 and 2016. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2017	2016
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	67.3	67.5
Gross profit	32.7	32.5
Selling, general and administrative	20.6	20.9
Depreciation and amortization	1.6	1.5
Income from operations	10.5	10.1
Interest expense, net, and other	1.0	0.7
Income before income taxes	9.5	9.4
Income tax expense	3.0	3.9
Net income	6.5%	5.5%

Comparison of Results for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenue. Revenue increased 6% to $495.2 million for the three months ended March 31, 2017 from $468.0 million for the same period in 2016, due to additional revenue of $7.4 million resulting from our Peak acquisition in June 2016 with the remainder of the increase driven by 4% organic growth.
Nurse and allied solutions segment revenue increased 5% to $313.5 million for the three months ended March 31, 2017 from $297.7 million for the same period in 2016. The $15.8 million increase was primarily attributable to a 7% increase in the average number of healthcare professionals on assignment and a 3% increase in the average bill rate during the three months ended March 31, 2017. The increase was partially offset by an approximately $11.0 million decrease in labor disruption revenue and the impact of a lower calendar day due to leap year last year.
 Locum tenens solutions segment revenue was $102.8 million for the three months ended March 31, 2017, as compared to $102.7 million for the same period in 2016. The $0.1 million increase was primarily attributable to a 5% increase in the revenue per day filled during the three months ended March 31, 2017 and offset by a 5% decrease in the number of days filled.
Other workforce solutions segment revenue increased 17% to $78.8 million for the three months ended March 31, 2017 from $67.5 million for the same period in 2016. Of the $11.3 million increase, $7.4 million was attributable to the additional revenue in connection with the Peak acquisition in June 2016 with the remainder primarily attributable to growth in our VMS, interim leadership, and workforce optimization revenues during the three months ended March 31, 2017.

Gross Profit. Gross profit increased 7% to $161.8 million for the three months ended March 31, 2017 from $151.9 million for the same period in 2016, representing gross margins of 32.7% and 32.5%, respectively. The increase in consolidated gross margin was primarily due to lower health insurance costs in the nurse and allied solutions segment during the three months ended March 31, 2017. Gross margin by reportable segment for the three months ended March 31, 2017 and 2016 was 27.7% and 26.6% for nurse and allied solutions, 30.7% and 31.0% for locum tenens solutions, and 55.0% and 60.3% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the addition of Peak in June 2016, lower leadership margins, and revenue mix changes within the segment.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $102.1 million, representing 20.6% of revenue, for the three months ended March 31, 2017, as compared to $97.8 million, representing 20.9% of revenue, for the same period in 2016. The increase in SG&A expenses was primarily due to $1.1 million of additional SG&A expenses from the Peak acquisition, as well as increased variable compensation and other expenses associated with our revenue growth. The increase in unallocated corporate overhead was primarily attributable to higher employee and variable expenses to support our growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2017	2016
Nurse and allied solutions	$40,877	$37,696
Locum tenens solutions	19,359	18,555
Other workforce solutions	23,484	23,152
Unallocated corporate overhead	15,672	15,039
Share-based compensation	2,681	3,381
	$102,073	$97,823
Depreciation and Amortization Expenses. Amortization expense increased 5% to $4.6 million for the three months ended March 31, 2017 from $4.4 million for the same period in 2016, primarily attributable to additional amortization expense related to the intangible assets acquired in the Peak acquisition. Depreciation expense increased 29% to $3.1 million for the three months ended March 31, 2017 from $2.4 million for the same period in 2016, primarily attributable to fixed assets acquired as part of the Peak acquisition and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $5.1 million during the three months ended March 31, 2017 as compared to $3.2 million for the same period in 2016. The increase is primarily due to higher interest bearing Notes (as defined below) for the three months ended March 31, 2017, as compared to the term loans in the same period last year.
Income Tax Expense. Income tax expense was $14.9 million for the three months ended March 31, 2017 as compared to income tax expense of $18.2 million for the same period in 2016, reflecting effective income tax rates of 32% and 41% for the three months ended March 31, 2017 and 2016, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits and the adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which resulted in recording a $4.3 million reduction in income tax expense. Prior to adoption, this amount would have been recorded as additional paid-in capital. Since the majority of our equity awards vest during the first quarter, we do not anticipate the recording of additional excess tax benefits of this magnitude for the reminder of the year. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our share-based awards. See additional information in the accompanying Note 1 “Basis of Presentation.” Including the impact of the adoption of ASU 2016-09, we currently estimate our annual effective income tax rate to be approximately 39% for 2017.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2017	2016

Net cash provided by operating activities	$52,314	$35,227
Net cash used in investing activities	(13,301)	(174,703)
Net cash provided by (used in) financing activities	(11,928)	152,967
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of March 31, 2017, (1) the total of our term loan outstanding (including both current and long-term portions), less unamortized fees, was $43.0 million, (2) zero was drawn from $264.2 million of available credit under the revolving credit facility (the “Revolver”), and (3) the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our amended credit agreement, under which our term loan and Revolver are governed and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2016 Annual Report.
In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement expires on March 30, 2018, and no initial investment was made to enter into this agreement. On October 3, 2016, we reduced the interest rate swap notional amount to $40 million. On May 3, 2017, we terminated the remaining interest rate swap.
We believe that cash generated from operations and available borrowings under the Revolver will be sufficient to fund our operations for at least the next year. We intend to finance potential future acquisitions either with cash provided from operations, borrowings under the Revolver, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $52.3 million, compared to $35.2 million for the same period in 2016. The increase in net cash provided by operating activities was primarily attributable to (1) improved operating results, (2) a decrease in accounts receivable and subcontractor receivable between periods due to timing of collections, (3) a decrease in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs, and (4) excess tax benefits on the vesting of employee equity awards resulting from the adoption of a new accounting pronouncement discussed in the accompanying Note (1), Basis of Presentation. The overall increase was partially offset by a decrease in accounts payable and accrued expenses as well as accrued compensation and benefits between periods due to timing of payments. Our Days Sales Outstanding (“DSO”) was 61 days at March 31, 2017, 64 days at December 31, 2016, and 59 days at March 31, 2016.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $13.3 million, compared to $174.7 million for the same period in 2016. The decrease was primarily due to no cash paid for the acquisitions during the three months ended March 31, 2017 as compared to $165.2 million used for acquisitions during the three months ended March 31,

2016, which was partially offset by a net $2.8 million restricted investment related to our captive insurance entity during the three months ended March 31, 2017. Capital expenditures were $5.5 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 was $11.9 million, primarily due to $3.7 million for acquisition contingent consideration earn-out payments and $7.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the three months ended March 31, 2016 was $153.0 million, primarily due to borrowings of $85.0 million under the Revolver and $75.0 million of borrowings under a new term loan under our amended credit agreement to fund our BES and HSG acquisitions, partially offset by the repayment of $2.8 million under our term loans, and cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
 Letters of Credit
 At March 31, 2017, we maintained outstanding standby letters of credit totaling $14.9 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $14.9 million of outstanding letters of credit, we have collateralized $4.1 million in cash and cash equivalents and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2016 totaled $15.4 million.

Off-Balance Sheet Arrangements
 At March 31, 2017, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2016 Annual Report that occurred during the three months ended March 31, 2017.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance provides that the standard will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to amend the guidance by approving a one-year delay in the effective date of the new standard to 2018. We are in the process of analyzing the impact of this standard and evaluating the impact on our consolidated financial statements. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We expect to complete the evaluation and validate results by the end of the second quarter of 2017. We expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems by the end of the third quarter of 2017. A full assessment is expected to be completed by the end of 2017. We will adopt this standard in the first quarter of 2018, and apply the modified retrospective approach. We are currently evaluating the impact of adopting this new standard on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU becomes effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are required to adopt the guidance on a modified retrospective basis and can elect to apply optional practical expedients. We are currently evaluating the approach we will take and the impact of adopting this new standard on our consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2016 Annual Report and include but are not limited to:

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

•	any inability on our part to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, or client needs;

•
the ability of our clients to retain and increase the productivity of their permanent staff, or their ability to increase the efficiency and effectiveness of their internal recruiting efforts, through online recruiting or otherwise, which may negatively affect our revenue, results of operations, and cash flows;

•
the uncertainty regarding a repeal of the Patient Protection and Affordable Care Act without a corresponding replacement, or such a repeal with a corresponding replacement that significantly reduces the number of individuals who maintain health insurance, which may negatively affect the demand for our services;

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

•
security breaches and other disruptions that could compromise our information and expose us to liability, which could cause our business and reputation to suffer and could subject us to substantial liabilities;

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

•	our dependence on third parties for the execution of certain critical functions;

•	cybersecurity risks and cyber incidents, which could adversely affect our business or disrupt our operations;

•	any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs;

•	any inability on our part to properly screen and match quality healthcare professionals with suitable placements;

•	any inability on our part to successfully attract, develop and retain a sufficient number of quality sales and operations personnel;

•	the loss of our key officers and management personnel, which could adversely affect our business and operating results;

•	any inability on our part to maintain our positive brand awareness and identity;

•	any inability on our part to consummate and effectively incorporate acquisitions into our business operations;

•	any recognition by us of an impairment to goodwill or indefinite-lived intangibles;

•	the effect of significant adverse adjustments by us to our insurance-related accruals, which could decrease our earnings or increase our losses, as the case may be;

•	our significant indebtedness and any inability on our part to generate sufficient cash flow to service our debt; and

•	the terms of our debt instruments that impose restrictions on us that may affect our ability to successfully operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2017, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. In connection with the issuance and sale of the Notes and repayment of a portion of the Term Loans, we reduced the interest rate swap notional amount to $40 million in the fourth quarter of 2016. This agreement expires on March 30, 2018, and no initial investment was made to enter into it. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2017. During the three months ended March 31, 2017, we generated all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement).*

10.3	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).*

10.4	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).*

10.5	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting with Deferral) (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2017

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)