Form 10-Q
period 2017-09-30
AMN HEALTHCARE SERVICES INC
filed 2017-11-03
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 1, 2017, there were 47,772,333 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,625	$10,622
Accounts receivable, net of allowances of $11,381 and $11,376 at September 30, 2017 and December 31, 2016, respectively	343,596	341,977
Accounts receivable, subcontractor	37,200	49,233
Prepaid expenses	15,832	14,189
Other current assets	26,220	34,607
Total current assets	442,473	450,628
Restricted cash, cash equivalents and investments	34,380	31,287
Fixed assets, net of accumulated depreciation of $94,531 and $84,865 at September 30, 2017 and December 31, 2016, respectively	68,188	59,954
Other assets	73,962	57,534
Goodwill	340,596	341,754
Intangible assets, net of accumulated amortization of $85,990 and $72,057 at September 30, 2017 and December 31, 2016, respectively	231,791	245,724
Total assets	$1,191,390	$1,186,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$117,934	$137,512
Accrued compensation and benefits	111,984	107,993
Current portion of notes payable, less unamortized fees	—	3,750
Deferred revenue	9,609	8,924
Other current liabilities	5,440	16,611
Total current liabilities	244,967	274,790

Notes payable, less unamortized fees	319,652	359,192
Deferred income taxes, net	11,899	21,420
Other long-term liabilities	82,673	82,096
Total liabilities	659,191	737,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,402 issued and 47,772 outstanding, respectively, at September 30, 2017 and 48,055 issued and 47,612 outstanding, respectively, at December 31, 2016	484	481
Additional paid-in capital	451,136	452,491
Treasury stock, at cost (630 and 443 shares at September 30, 2017 and December 31, 2016, respectively)	(20,358)	(13,261)
Retained earnings	101,062	9,671
Accumulated other comprehensive income (loss)	(125)	1
Total stockholders’ equity	532,199	449,383
Total liabilities and stockholders’ equity	$1,191,390	$1,186,881

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$494,406	$472,636	$1,479,378	$1,414,367
Cost of revenue	334,867	318,169	997,051	953,249
Gross profit	159,539	154,467	482,327	461,118
Operating expenses:
Selling, general and administrative	100,579	99,995	299,325	297,359
Depreciation and amortization	8,132	7,789	23,759	21,888
Total operating expenses	108,711	107,784	323,084	319,247
Income from operations	50,828	46,683	159,243	141,871
Interest expense, net, and other	4,837	3,016	14,895	9,065
Income before income taxes	45,991	43,667	144,348	132,806
Income tax expense	17,863	16,371	52,957	53,319
Net income	$28,128	$27,296	$91,391	$79,487

Other comprehensive income (loss):
Foreign currency translation and other	(73)	40	(111)	165
Cash flow hedge, net of income taxes	—	231	(15)	(343)
Other comprehensive income (loss)	(73)	271	(126)	(178)

Comprehensive income	$28,055	$27,567	$91,265	$79,309

Net income per common share:
Basic	$0.59	$0.57	$1.91	$1.66
Diluted	$0.57	$0.55	$1.85	$1.61
Weighted average common shares outstanding:
Basic	47,912	48,049	47,870	47,993
Diluted	49,445	49,410	49,480	49,287

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$91,391	$79,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,759	21,888
Non-cash interest expense and other	1,718	1,180
Change in fair value of contingent consideration	66	(88)
Increase in allowances for doubtful accounts and sales credits	9,012	6,746
Provision for deferred income taxes	(9,512)	(3,209)
Share-based compensation	7,720	8,795
Excess tax benefits from share-based compensation	—	(2,764)
Loss on disposal or sale of fixed assets	130	45
Amortization of discount on investments	(112)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,631)	(42,594)
Accounts receivable, subcontractor	12,033	8,681
Income taxes receivable	(1,854)	6,160
Prepaid expenses	(1,643)	(195)
Other current assets	10,155	(10,109)
Other assets	(5,204)	(4,295)
Accounts payable and accrued expenses	(20,442)	(791)
Accrued compensation and benefits	3,991	10,761
Other liabilities	(5,112)	5,736
Deferred revenue	678	256
Restricted cash, cash equivalents and investments balance	(9,761)	(870)
Net cash provided by operating activities	96,382	84,820

Cash flows from investing activities:
Purchase and development of fixed assets	(17,168)	(17,705)
Purchase of investments	(11,021)	—
Proceeds from maturity of investments	17,200	—
Change in restricted cash, cash equivalents and investments balance	601	—
Payments to fund deferred compensation plan	(10,056)	(5,665)
Equity investment	(2,000)	—
Cash paid for acquisitions, net of cash received	—	(216,553)
Cash paid for working capital adjustments and holdback liability for prior year acquisitions	(1,000)	(1,348)
Net cash used in investing activities	(23,444)	(241,271)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Capital lease repayments	—	(6)
Payments on term loans	(44,063)	(8,438)
Proceeds from term loans	—	75,000
Payments on revolving credit facility	—	(24,000)
Proceeds from revolving credit facility	—	124,000
Repurchase of common stock	(7,097)	—
Payment of financing costs	—	(448)
Earn-out payments for prior acquisitions	(3,677)	(900)
Proceeds from termination of derivative contract	85	—
Cash paid for shares withheld for taxes	(9,072)	(5,554)
Excess tax benefits from equity awards vested and exercised	—	2,764
Net cash provided by (used in) financing activities	(63,824)	162,418
Effect of exchange rate changes on cash	(111)	165
Net increase in cash and cash equivalents	9,003	6,132
Cash and cash equivalents at beginning of period	10,622	9,576
Cash and cash equivalents at end of period	$19,625	$15,708

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $113 and $158 capitalized for the nine months ended September 30, 2017 and 2016, respectively)	$9,395	$7,106
Cash paid for income taxes	$65,998	$52,684
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$—	$18,789
Goodwill	—	136,521
Intangible assets	—	89,064
Liabilities assumed	—	(21,921)
Holdback provision	—	(1,830)
Earn-out liabilities	—	(4,070)
Net cash paid for acquisitions	$—	$216,553
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,156	$1,370
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting.” The guidance attempts to simplify the accounting for share-based payment transactions in several areas, including the following: income tax consequences, classification of awards as either equity or liabilities, forfeitures, expected term, and statement of cash flows classification. The Company adopted this pronouncement prospectively beginning January 1, 2017. Accordingly, the prior period has not been adjusted and the primary effects of the adoption for the current period are as follows:

•
The Company recorded $56 and $5,381 of tax benefits within income tax expense for the three and nine months ended September 30, 2017, respectively, related to the excess tax benefit on share-based compensation. Prior to adoption, this amount would have been recorded as additional paid-in capital;

•
The Company continued to estimate the number of awards expected to be forfeited in accordance with its existing accounting policy, which is to estimate forfeitures when recording share-based compensation expense;

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for the three and nine months ended September 30, 2017. The effect of this change on its diluted earnings per share was not significant; and

•	For the nine months ended September 30, 2017, cash flows related to excess tax benefits were classified as an operating activity.

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
Peak Provider Solutions Acquisition
On June 3, 2016, the Company completed its acquisition of Peak Provider Solutions (“Peak”), which provides remote medical coding and consulting solutions to hospitals and physician medical groups nationwide. The addition of Peak has expanded the Company’s workforce solutions and enables the Company to offer services in coding diagnosis and procedure codes, which is critical to clinical quality reporting and the financial health of healthcare organizations. The initial purchase price of $52,125 included (1) $51,645 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and borrowings under the Company’s revolving credit facility, and (2) a contingent earn-out payment of up to $3,000 with an estimated fair value of $480 as of the acquisition date. The contingent earn-out payment was based on the operating results of Peak for the year ending December 31, 2016, which resulted in no earn-out payment. As the acquisition was not considered significant, pro forma information has not been provided. The results of Peak have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2016, an additional $275 of cash consideration was paid to the selling shareholders for the final working capital settlement.
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
HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The acquisition helps the Company expand its service lines and provide clients with rapid response staffing services. The initial purchase price of $8,511 included (1) $2,799 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ending December 31, 2016, of which, $1,930 was paid in March 2017, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017. As the acquisition was not considered significant, pro forma information has not been provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2016, the final working capital settlement resulted in $292 due from the selling shareholders to the Company, which was settled through a reduction to a cash holdback.
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
	$65,900

3. REVENUE RECOGNITION
Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s SaaS-based technology, including its vendor management systems and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional or executive. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors. When the Company uses subcontractors, revenue is recorded net of the related subcontractor’s expense. Payables to subcontractors of $38,167 and $51,973 were included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2017 and the consolidated balance sheet as of December 31, 2016, respectively. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three months and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$28,128	$27,296	$91,391	$79,487

Net income per common share - basic	$0.59	$0.57	$1.91	$1.66
Net income per common share - diluted	$0.57	$0.55	$1.85	$1.61

Weighted average common shares outstanding - basic	47,912	48,049	47,870	47,993
Plus dilutive effect of potential common shares	1,533	1,361	1,610	1,294
Weighted average common shares outstanding - diluted	49,445	49,410	49,480	49,287
Share-based awards to purchase 10 and 14 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2017, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 11 and 18 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2016 because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Nurse and allied solutions	$302,933	$286,810	$917,183	$877,197
Locum tenens solutions	111,415	108,553	322,473	320,420
Other workforce solutions	80,058	77,273	239,722	216,750
	$494,406	$472,636	$1,479,378	$1,414,367
Segment operating income
Nurse and allied solutions	$40,807	$37,396	$134,638	$118,517
Locum tenens solutions	14,438	14,026	39,028	43,634
Other workforce solutions	19,890	20,867	61,788	56,311
	75,135	72,289	235,454	218,462
Unallocated corporate overhead	13,698	15,113	44,732	45,908
Depreciation and amortization	8,132	7,789	23,759	21,888
Share-based compensation	2,477	2,704	7,720	8,795
Interest expense, net, and other	4,837	3,016	14,895	9,065
Income before income taxes	$45,991	$43,667	$144,348	$132,806
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2017	$104,306	$19,743	$217,705	$341,754
Goodwill adjustment for HSG acquisition	(1,199)	—	—	(1,199)
Goodwill adjustment for Peak acquisition	—	—	41	41
Balance, September 30, 2017	$103,107	$19,743	$217,746	$340,596
Accumulated impairment loss as of December 31, 2016 and September 30, 2017	$154,444	$53,940	$6,555	$214,939

6. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2016 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2017.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $28,538 commercial paper issued and outstanding as of September 30, 2017, $5,076 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2016, the Company had $25,610 commercial paper issued and outstanding, of which $11,152 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,026	$4,026	$—	$—
Commercial paper	28,538	—	28,538	—
Acquisition contingent consideration earn-out liabilities	(1,952)	—	—	(1,952)

	Fair Value Measurements as of December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,627	$4,627	$—	$—
Commercial paper	25,610	—	25,610	—
Interest rate swap asset	24	—	24	—
Acquisition contingent consideration earn-out liabilities	(6,816)	—	—	(6,816)

Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,
	2017	2016
Balance as of July 1,	$(1,932)	$(7,054)
Change in fair value of contingent consideration earn-out liability from Peak acquisition	—	480
Change in fair value of contingent consideration earn-out liability from TFS acquisition	—	(94)
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(20)	(84)
Balance as of September 30,	$(1,952)	$(6,752)

	Nine Months Ended September 30,
	2017	2016
Balance as of January 1,	$(6,816)	$(3,770)
Settlement of TFS earn-out for year ended December 31, 2015	—	1,000
Contingent consideration earn-out liability from HSG acquisition on January 11, 2016	—	(3,590)
Contingent consideration earn-out liability from Peak acquisition on June 3, 2016	—	(480)
Change in fair value of contingent consideration earn-out liability from Avantas acquisition	—	660
Change in fair value of contingent consideration earn-out liability from TFS acquisition	—	(859)
Change in fair value of contingent consideration earn-out liability from HSG acquisition	(66)	(193)
Change in fair value of contingent consideration earn-out liability from Peak acquisition	—	480
Settlement of TFS earn-out for year ended December 31, 2016	3,000	—
Settlement of HSG earn-out for year ended December 31, 2016	1,930	—
Balance as of September 30,	$(1,952)	$(6,752)
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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments during the nine months ended September 30, 2017 and 2016.

Fair Value of Financial Instruments
The carrying amount of the Company’s senior notes approximate their fair values. The senior notes were issued in October 2016 and have a fixed rate of 5.125%. There have been no changes in available rates for similar debt since the date of issuance. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2016 Annual Report.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2017, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2011. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and in 2014, the IRS issued the Company its Revenue Agent Report (“RAR”) and an Employment Tax Examination Report (“ETER”). The RAR proposed adjustments to the Company’s taxable income for 2007-2010 and net operating loss carryforwards for 2005 and 2006, resulting from the proposed disallowance of certain per diems paid to the Company’s healthcare professionals, and the ETER proposed assessments for additional payroll tax liabilities and penalties for tax years 2009 and 2010 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The positions in the RAR and ETER were mutually exclusive, and contained multiple tax positions, some of which were contrary to each other. The Company filed a Protest Letter for both the RAR and ETER positions in 2014 and the Company received a final determination from the IRS in July 2015 on both the RAR adjustments and ETER assessments, effectively settling these audits with the IRS for $7,200 (including interest) during the third quarter of 2015. As a result of the settlement, the Company recorded federal income tax benefits of approximately $12,200 during the quarter ended September 30, 2015, state income tax benefits (net of federal tax impact) of $568 for the year ended December 31, 2016, and expects to record state income tax benefits (net of federal tax impact) of approximately $1,200 by fiscal year 2019, when the various state statutes are projected to lapse.

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

8. COMMITMENTS AND CONTINGENCIES: LEGAL

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, payroll, contract, competitor disputes and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims. Management currently believes the probable loss related to these wage and hour claims is not material and the amount accrued by the Company for such claims is not material as of September 30, 2017. However, losses ultimately incurred for such claims could materially differ from amounts already accrued by the Company.
With regards to outstanding loss contingencies as of September 30, 2017, which are included in accounts payable and accrued expenses in the consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Other current assets:
Restricted cash and cash equivalents	$16,215	$20,271
Other	10,005	14,336
Other current assets	$26,220	$34,607

Fixed assets:
Furniture and equipment	$28,202	$25,582
Software	126,492	112,405
Leasehold improvements	8,025	6,832
	162,719	144,819
Accumulated depreciation	(94,531)	(84,865)
Fixed assets, net	$68,188	$59,954

Other assets:
Life insurance cash surrender value	$45,835	$32,190
Other	28,127	25,344
Other assets	$73,962	$57,534

Accounts payable and accrued expenses:
Trade accounts payable	$24,166	$33,392
Subcontractor payable	38,167	51,973
Accrued expenses	45,690	37,251
Professional liability reserve	7,048	10,254
Other	2,863	4,642
Accounts payable and accrued expenses	$117,934	$137,512

Accrued compensation and benefits:
Accrued payroll	$31,840	$30,917
Accrued bonuses	16,755	26,992
Accrued travel expense	3,488	2,972
Accrued health insurance reserve	3,708	3,189
Accrued workers compensation reserve	8,301	8,406
Deferred compensation	45,771	32,690
Other	2,121	2,827
Accrued compensation and benefits	$111,984	$107,993

Other current liabilities:
Acquisition related liabilities	$2,981	$6,921
Other	2,459	9,690
Other current liabilities	$5,440	$16,611

Other long-term liabilities:
Workers’ compensation reserve	$18,475	$18,708
Professional liability reserve	40,033	37,338
Deferred rent	14,602	13,274
Unrecognized tax benefits	7,240	8,464
Other	2,323	4,312
Other long-term liabilities	$82,673	$82,096

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended September 30, 2017, we recorded revenue of $494.4 million, as compared to $472.6 million for the same period last year. For the three months ended September 30, 2017, we recorded net income of $28.1 million, as compared to $27.3 million for the same period last year. For the nine months ended September 30, 2017, we recorded revenue of $1,479.4 million, as compared to $1,414.4 million for the same period last year. For the nine months ended September 30, 2017, we recorded net income of $91.4 million, as compared to $79.5 million for the same period last year.
Nurse and allied solutions segment revenue comprised 62% of total consolidated revenue for both the nine months ended September 30, 2017 and 2016. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 22% and 23% of total consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and other advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our healthcare facility and physician practice group clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days up to one year.

Other workforce solutions segment revenue comprised 16% and 15% of total consolidated revenue for the nine months ended September 30, 2017 and 2016, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) medical coding and related consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.

Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends. The U.S. Bureau of Labor Statistics’ survey data reflect near record levels of healthcare job openings and quits, which we view as positive trends for the healthcare staffing industry. At the same time, the entire healthcare industry continues to face uncertainty related to the potential dismantling, or significant change to certain aspects of, the Affordable Care Act, which could impact the reimbursements upon which our clients depend. The uncertainty has impacted the utilization of healthcare services and demand for our services.

We continue to see the benefits of our workforce solutions strategy, particularly with our managed services programs. As a result of our ongoing focus on these strategic relationships, we continue to increase the percentage of our nurse and allied revenue derived from our managed services program clients.

In our locum tenens solutions segment, we have seen a decline in demand in certain specialties such as hospitalists that has negatively impacted our volumes and, as a result, revenue in this segment. In addition, we made organizational and leadership changes in this business and are making operational changes to improve performance. We are beginning to see the positive impact of these changes and improving demand in most specialties.

In our other workforce solutions segment, our interim leadership and vendor management systems businesses are growing. We are experiencing declines in our permanent placement businesses that we believe are primarily related to operational execution and are making organizational changes designed to improve our performance.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The Peak acquisition impacts the comparability of the results between the three and nine months ended September 30, 2017 and 2016. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.7	67.3	67.4	67.4
Gross profit	32.3	32.7	32.6	32.6
Selling, general and administrative	20.3	21.2	20.2	21.0
Depreciation and amortization	1.7	1.6	1.6	1.6
Income from operations	10.3	9.9	10.8	10.0
Interest expense, net, and other	1.0	0.6	1.0	0.6
Income before income taxes	9.3	9.3	9.8	9.4
Income tax expense	3.6	3.5	3.6	3.8
Net income	5.7%	5.8%	6.2%	5.6%

Comparison of Results for the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenue. Revenue increased 5% to $494.4 million for the three months ended September 30, 2017 from $472.6 million for the same period in 2016, all of which was organic growth.
Nurse and allied solutions segment revenue increased 6% to $302.9 million for the three months ended September 30, 2017 from $286.8 million for the same period in 2016. The $16.1 million increase was primarily attributable to a 4% increase in the average number of healthcare professionals on assignment and a 2% increase in the average bill rate during the three months ended September 30, 2017.
 Locum tenens solutions segment revenue increased 3% to $111.4 million for the three months ended September 30, 2017 from $108.6 million for the same period in 2016. The $2.8 million increase was primarily attributable to a 4% increase in the revenue per day filled during the three months ended September 30, 2017, partially offset by a 1% decrease in the number of days filled.
Other workforce solutions segment revenue increased 4% to $80.1 million for the three months ended September 30, 2017 from $77.3 million for the same period in 2016. The $2.8 million increase was primarily attributable to growth in our VMS and interim leadership businesses, partially offset by declines in our permanent placement businesses during the three months ended September 30, 2017.

Gross Profit. Gross profit increased 3% to $159.5 million for the three months ended September 30, 2017 from $154.5 million for the same period in 2016, representing gross margins of 32.3% and 32.7%, respectively. The decrease in consolidated gross margin was due to an unfavorable change in sales mix, higher insurance costs in our other workforce solutions segment and lower bill-pay spreads in the locum tenens solutions segment, partially offset by a higher gross margin in the nurse and allied solutions segment driven primarily by lower direct costs during the three months ended September 30, 2017. Gross margin by reportable segment for the three months ended September 30, 2017 and 2016 was 27.3% and 26.7% for nurse and allied solutions, 30.1% and 31.2% for locum tenens solutions, and 54.1% and 56.7% for other workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $100.6 million, representing 20.3% of revenue, for the three months ended September 30, 2017, as compared to $100.0 million, representing 21.2% of revenue, for the same period in 2016. The increase in SG&A expenses was primarily due to higher bad debt expense partially offset by operating leverage on the higher revenue and lower acquisition and integration costs as compared to the same period last year. The decrease in unallocated corporate overhead was primarily attributable to lower acquisition and integration costs and employee compensation expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2017	2016
Nurse and allied solutions	$41,884	$39,312
Locum tenens solutions	19,075	19,881
Other workforce solutions	23,445	22,985
Unallocated corporate overhead	13,698	15,113
Share-based compensation	2,477	2,704
	$100,579	$99,995
Depreciation and Amortization Expenses. Amortization expense decreased slightly to $4.7 million for the three months ended September 30, 2017 from $4.8 million for the same period in 2016. Depreciation expense increased 13% to $3.4 million for the three months ended September 30, 2017 from $3.0 million for the same period in 2016, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $4.8 million during the three months ended September 30, 2017 as compared to $3.0 million for the same period in 2016. The increase is primarily due to higher interest bearing Notes (as defined below) for the three months ended September 30, 2017, as compared to the term loans and revolver in the same period last year.
Income Tax Expense. Income tax expense was $17.9 million for the three months ended September 30, 2017 as compared to income tax expense of $16.4 million for the same period in 2016, reflecting effective income tax rates of 39% and 37% for the three months ended September 30, 2017 and 2016, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits. We currently estimate our annual effective income tax rate to be approximately 38% for 2017.

Comparison of Results for the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenue. Revenue increased 5% to $1,479.4 million for the nine months ended September 30, 2017 from $1,414.4 million for the same period in 2016, due to additional revenue of $12.4 million resulting from our Peak acquisition in June 2016 with the remainder of the increase driven by 4% organic growth.
Nurse and allied solutions segment revenue increased 5% to $917.2 million for the nine months ended September 30, 2017 from $877.2 million for the same period in 2016. The $40.0 million increase was primarily attributable to a 5% increase in the average number of healthcare professionals on assignment and a 3% increase in the average bill rate during the nine months ended September 30, 2017. The increase was partially offset by an approximately $28.0 million decrease in labor disruption revenue and the impact of one less calendar day due to last year being a leap year.
Locum tenens solutions segment revenue was $322.5 million for the nine months ended September 30, 2017, as compared to $320.4 million for the same period in 2016. The $2.1 million increase was primarily attributable to a 4% increase in the revenue per day filled during the nine months ended September 30, 2017, partially offset by a 3% decrease in the number of days filled.
Other workforce solutions segment revenue increased 11% to $239.7 million for the nine months ended September 30, 2017 from $216.8 million for the same period in 2016. Of the $22.9 million increase, $12.4 million was attributable to the additional revenue in connection with the Peak acquisition in June 2016 with the remainder primarily attributable to growth in our VMS, interim leadership, and workforce optimization businesses, partially offset by declines in our permanent placement and recruitment process outsourcing businesses during the nine months ended September 30, 2017.

Gross Profit. Gross profit increased 5% to $482.3 million for the nine months ended September 30, 2017 from $461.1 million for the same period in 2016, representing gross margins of 32.6% for both periods. Consolidated gross margin was consistent with the prior year primarily due to a higher gross margin in the nurse and allied solutions segment driven primarily by lower direct costs, offset by lower bill-pay spreads in the locum tenens solutions segment and an unfavorable change in sales mix in our other workforce solutions segment during the nine months ended September 30, 2017. Gross margin by reportable segment for the nine months ended September 30, 2017 and 2016 was 27.6% and 26.7% for nurse and allied soluti ons, 30.2% and 31.2% for locum tenens solutions, and 54.9% and 58.6% for other workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $299.3 million, representing 20.2% of revenue, for the nine months ended September 30, 2017, as compared to $297.4 million, representing 21.0% of revenue, for the same period in 2016. The increase in SG&A expenses was primarily due to $1.9 million of additional SG&A expenses from the Peak acquisition and other expenses associated with our revenue growth, offset by an additional $2.0 million favorable actuarial-based decrease in our professional liability reserves and $2.1 million decrease in acquisition and integration costs as compared to the same period last year. The decrease in unallocated corporate overhead was primarily attributable to lower acquisition and integration costs. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2017	2016
Nurse and allied solutions	$118,464	$115,755
Locum tenens solutions	58,507	56,247
Other workforce solutions	69,902	70,654
Unallocated corporate overhead	44,732	45,908
Share-based compensation	7,720	8,795
	$299,325	$297,359
Depreciation and Amortization Expenses. Amortization expense increased 2% to $13.9 million for the nine months ended September 30, 2017 from $13.6 million for the same period in 2016, primarily attributable to additional amortization expense related to the intangible assets acquired in the Peak acquisition. Depreciation expense increased 18% to $9.8 million for the nine months ended September 30, 2017 from $8.3 million for the same period in 2016, primarily attributable to fixed assets acquired as part of the Peak acquisition and an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $14.9 million during the nine months ended September 30, 2017 as compared to $9.1 million for the same period in 2016. The increase is primarily due to higher interest bearing Notes (as defined below) for the nine months ended September 30, 2017, as compared to the term loans and revolver in the same period last year.
Income Tax Expense. Income tax expense was $53.0 million for the nine months ended September 30, 2017 as compared to income tax expense of $53.3 million for the same period in 2016, reflecting effective income tax rates of 37% and 40% for the nine months ended September 30, 2017 and 2016, respectively. The difference in the effective income tax rate was primarily attributable to the relationship of pre-tax income to permanent differences related to unrecognized tax benefits and excess tax benefit from the adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which resulted in recording a $5.4 million reduction in income tax expense for the nine months ended September 30, 2017. Prior to adoption, this amount would have been recorded as additional paid-in capital. Since the majority of our equity awards vest during the first quarter of the year, we do not anticipate the recording of additional excess tax benefits of this magnitude for the remainder of the year. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our share-based awards. See additional information in Item 1. Condensed Consolidated Financial Statements—Note 1 “Basis of Presentation.” Including the impact of the adoption of ASU 2016-09, we currently estimate our annual effective income tax rate to be approximately 38% for 2017.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2017	2016

Net cash provided by operating activities	$96,382	$84,820
Net cash used in investing activities	(23,444)	(241,271)
Net cash provided by (used in) financing activities	(63,824)	162,418
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the third quarter of 2017, we paid off the remaining balance of our term debt. As of September 30, 2017, zero was drawn from $258.8 million of available credit under the revolving credit facility (the “Revolver”) and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our amended credit agreement, under which our term loan and Revolver are governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2016 Annual Report on Form 10-K.
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 was $96.4 million, compared to $84.8 million for the same period in 2016. The increase in net cash provided by operating activities was primarily attributable to (1) improved operating results, (2) a decrease in accounts receivable and subcontractor receivable between periods due to timing of collections, and (3) excess tax benefits on the vesting of employee equity awards resulting from the adoption of a new accounting pronouncement discussed in Item 1. Condensed Consolidated Financial Statements—Note (1), “Basis of Presentation.” The overall increase was partially offset by (1) a decrease in accounts payable and accrued expenses between periods due to timing of payments, (2) additional cash paid for income taxes during the nine months ended September 30, 2017 as compared to the same period last year, and (3) an increase in the cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs. Our Days Sales Outstanding (“DSO”) was 64 days at each of September 30, 2017, December 31, 2016, and September 30, 2016.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $23.4 million, compared to $241.3 million for the same period in 2016. The decrease was primarily due to (1) no cash paid for acquisitions during the nine months ended September 30, 2017 as compared to $216.6 million used for acquisitions during the nine months ended September 30, 2016 and (2) net $6.2 million restricted investment proceeds related to our captive insurance entity during the nine months ended September 30, 2017. The overall decrease was partially offset by (1) a $2.0 million equity investment and (2) $10.1 million of payments to fund the deferred compensation plan during the nine months ended September 30, 2017 as compared to $5.7 million of payments during the nine months ended September 30, 2016. Capital expenditures were $17.2 million and $17.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2017 was $63.8 million, primarily due to (1) the repayment of $44.1 million under our term loans, (2) $3.7 million for acquisition contingent consideration earn-out payments, (3) $7.1 million paid in connection with the repurchase of our common stock, and (4) $9.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the nine months ended September 30, 2016 was $162.4 million, primarily due to borrowings of $124.0 million under the Revolver and $75.0 million of borrowings under a new term loan under our amended credit agreement to fund our BES and HSG acquisitions, partially offset by (1) the repayment of $8.4 million under our term loans and $24.0 million under the Revolver, and (2) $5.6 million cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
 Letters of Credit
 At September 30, 2017, we maintained outstanding standby letters of credit totaling $20.2 million as collateral in relation to our professional liability insurance agreements, workers’ compensation insurance agreements, and a corporate office lease agreement. Of the $20.2 million of outstanding letters of credit, we have collateralized $4.0 million in cash and cash equivalents and the remaining amounts are collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2016 totaled $15.4 million.

Off-Balance Sheet Arrangements
 At September 30, 2017, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2016 Annual Report that occurred during the nine months ended September 30, 2017.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to amend the guidance by approving a one-year delay in the effective date of the new standard to 2018. In addition, the FASB has also issued several amendments to the standard which clarify certain aspects of the guidance, including principal versus agent consideration and identifying performance obligations. We expect to complete our evaluation of the impact of the accounting and disclosure requirements on our consolidated financial statements, business processes, controls and systems during the fourth quarter of 2017. This includes reviewing current accounting policies and practices to identify potential impact of the accounting and disclosure requirements on our business processes, controls and system. The extent of the impact of the adoption of this new standard is subject to the completion of our assessment by the end of 2017. We will adopt this standard in the first quarter of 2018, and apply the modified retrospective approach.
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment will be adopted retrospectively. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our financial statements and related disclosures.
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

•
the uncertainty regarding the dismantling of certain aspects of the Patient Protection and Affordable Care Act that may significantly reduce the number of individuals who maintain health insurance or reduce the subsidies and reimbursements to our clients, which, in turn, may negatively affect the demand for our services;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2017, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our term loans for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. In connection with the issuance and sale of the Notes and repayment of a portion of the Term Loans, we reduced the interest rate swap notional amount to $40 million in the fourth quarter of 2016. On May 3, 2017, we terminated the remaining interest rate swap after further repayment of the Term Loans. During the third quarter of 2017, we paid off the remaining balance of the Term Loans. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2017

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2017

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)