Form 10-K
period 2017-12-31
AMN HEALTHCARE SERVICES INC
filed 2018-02-16
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017, was $1,844,580,240 based on a closing sale price of $39.05 per share.
As of February 14, 2018, there were 47,658,348 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 18, 2018 have been incorporated by reference into Part III of this Form 10-K.

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 7	Page 7
Management’s Discussion & Analysis	Financial Statements
Page 21	Page 31

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 18
Selected Financial Data	Page 18
Results of Operations	Page 22
Liquidity and Capital Resources	Page 25
Financial Statement Footnotes	Page 38

Item 1.	Business

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
Over the past several years, we have evolved from a traditional healthcare staffing provider into a strategic healthcare workforce solutions partner to our clients. We expanded our portfolio to serve a diverse and growing set of talent-related needs. This includes managed services programs (“MSP”), vendor management systems (“VMS”), predictive analytics, workforce optimization consulting, clinical scheduling, recruitment process outsourcing (“RPO”), permanent placement, interim executives and leaders, and remote medical coding. Our clients look to us to help them build and develop high quality, flexible workforces that deliver great outcomes and an engaged patient experience. Our network of talented clinicians and leaders trust us to place them in an environment that helps them grow and leverage their skills and expertise.

When expanding our services and products, we consider the following key criteria: (1) addressing the most pressing current and future needs of our customers and talent network, (2) alignment with our core operations, expertise, and access to healthcare professionals, (3) strengthening and broadening of our client and healthcare professional relationships, (4) reduction in sensitivity to economic cycles and (5) enhancement of our long-term sustainable, differentiated business model. Since 2010, we have expanded, developed or acquired the following offerings:

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

•
Interim Leadership Staffing and Executive Search Services. We acquired B.E. Smith (“BES”) and The First String Healthcare (“TFS”), which we believe made us the nation’s largest provider of interim healthcare leadership staffing, including clinical leaders and executive leaders, healthcare executive search services and other related advisory services.

•
Workforce Optimization Services. Through our acquisition of Avantas, we offer workforce optimization services, including consulting, data analytics, predictive modeling and SaaS-based scheduling technology. We believe Avantas’ proprietary scheduling software helps create more cost effective staffing plans for our clients as compared to traditional methodologies.

•
Recruitment Process Outsourcing. We continue to invest in our RPO service line, adding technologies and other capabilities to meet our clients’ growing needs for core staff recruitment expertise and services and to capitalize on the market opportunity as it evolves.

•
Health Information Management. Through our acquisition of Peak Provider Solutions (“Peak”), we offer remote medical coding, case management and related health information management auditing and consulting solutions to hospitals and physician medical groups nationwide.

•
Expanded Our Network of Qualified Healthcare Professionals. Through our Onward Healthcare acquisition, we increased our supply of healthcare professionals and recruiting capabilities in our traditional healthcare staffing areas of nurse, allied and locum tenens.

•
Per Diem Staffing. Our acquisition of Medfinders provided us an entry point into the local, or per diem, staffing market. We provide per diem staffing, often in conjunction with our larger MSP clients. Through investment in new technologies, we are streamlining the match of the right clinicians to the right assignment to meet these on-demand needs.

As a core component of our growth strategy and profitability, we also seek to strengthen and create efficiencies in our operational and technology capabilities. As a result, in 2015, we embarked on a multi-year investment in the modernization of our front office, back office and infrastructure domains. We have also increased our efforts to integrate technology-based solutions in recruitment through continued investment in our digital capabilities, mobile applications and data analytics. These efforts will provide a more seamless and efficient workflow for our team members, our healthcare professionals, and our clients. Further, updated business systems will help us realize greater scale and cost efficiencies when fully implemented.
Moving forward, we believe our strategy will enable us to continue to grow the number of customers and segments of the market we serve, while enhancing our profitability and operating leverage. This means driving increased adoption of our existing workforce solutions and staffing services through cross selling and deepening our customer relationships as they grow and expand. We will continue to innovate, develop and invest in new, complementary solutions to our portfolio that optimize our clients’ workforce and better engage our talent networks. We expect this will help us expand our strategic customer relationships to help clients address their workforce pain points, while driving more recurring revenue, with an improved margin mix that, similar to our evolution to MSPs, will be less sensitive to economic cycles.

The successful implementation of our strategy relies in large part upon the superior execution of our key initiatives by our management, sales and operations teams. Accordingly, our employment value proposition is differentiated to attract and retain high-quality team members. We foster a growth-oriented, values-driven culture, talented leadership, and a collegial work environment that challenges us to develop and meet our personal and professional goals. In 2017, AMN was recognized as #11 on the Fortune 100 Fastest Growing Companies list and was also named to the 2018 Human Rights Campaign Corporate Equality Index and 2018 Bloomberg Gender-Equality Index. AMN continues to be recognized as a leading employer and was recognized as a 2017 Becker’s Hospital Review Top 150 Places to Work in Healthcare and 2017 National Best & Brightest Companies to Work For lists. HRO Today awarded AMN Healthcare and our client, BJC HealthCare, as their 2017 Partnership in Recruiting Excellence recipient, and Staffing Industry Analysts recognized AMN’s U.S. industry leadership naming us again as the largest temporary healthcare staffing firm, the largest travel nurse staffing provider and the largest allied healthcare staffing provider.

Our Services

In 2017, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions and (3) other workforce solutions. We set forth each segment’s revenue and operating income under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Through our business segments, we provide our healthcare clients with a wide range of workforce solutions and staffing services as set forth below.

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

(2)
Rapid Response Nurse Staffing and Labor Disruption Services. We provide a shorter-term staffing solution of typically up to eight weeks under our NurseChoice brand to address hospitals’ urgent need for registered nurses, including electronic medical records conversion projects. NurseChoice is targeted to recruit and staff nurses who can begin assignments within one to two weeks in contrast to the three to five week lead time that may be required for travel nurses. We also provide labor disruption services for clients involved in strikes of nurses and allied professional staff through our HealthSource Global Staffing brand.

(3)
Local, or Per Diem, Staffing. Through our Nursefinders brand, we provide our clients local staffing, often in support of our MSP clients. Local staffing involves the placement of locally-based healthcare professionals, predominantly nurses, on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours’ notice of their local staffing assignments that require a turnaround from their staffing agencies of generally less than 24 hours.

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

(6)
Physician Permanent Placement Services. We provide physician permanent placement services to hospitals, healthcare facilities and physician practice groups throughout the United States. Using a distinct consultative approach that we believe is particularly client-oriented, we perform the vast majority of these services on a retained basis through our Merritt Hawkins and MillicanSolutions (“Millican”) brands. To a smaller degree, we also perform these services on a contingent basis through our Kendall & Davis brand. We also provide physician and executive leadership search services focused on serving academic medical centers and children’s hospitals nationwide through our MillicanSolutions brand. Our broad specialty offerings include over 70 specialist and sub-specialist opportunities such as internal medicine, family practice and surgery.

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

(8)
Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their nurse, allied and locum tenens staffing needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. This service includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. We believe an MSP reduces redundancies for our clients and allows them to optimize their staffing utilization. We often use our own VMS technology as part of our MSP, which we believe further enhances the value of our service offering. In 2017, we had approximately $1.2 billion in annualized gross billings under management under our MSPs and approximately 40% of our consolidated revenue flowed through MSP relationships compared to approximately 1% in 2008.

(9)
Vendor Management Systems. Some clients and prospective clients wish to utilize a vendor-neutral VMS technology that allows them to self-manage the procurement of their contingent clinical labor. We provide two VMS technologies, ShiftWise and Medefis, to clients that desire this option. Our VMS technology provides, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2017, we had approximately $1.2 billion in annualized gross billings flow through our VMS programs, for which we typically earn a 4-5% fee.

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

(12)
Health Information Management. Through our recent acquisition of Peak, we offer remote medical coding, case management and related health information management consulting solutions to hospitals and physician medical groups nationwide.

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

Our Geographic Markets and Client Base

During each of the past three years, (1) we generated all of our revenue in the United States and (2) all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2017, the largest percentages of our revenue were concentrated in California, Texas and New York.

Over half of our temporary healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients, many of the largest and most prestigious and progressive health care systems in the country, include Kaiser Foundation Hospitals, New York Presbyterian Health System, MedStar Health, HCA, Stanford Hospital and Clinics, Johns Hopkins Health System, Providence Health, PeaceHealth and Partners Healthcare. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 13% of our consolidated revenue and 18% of our nursing and allied solutions segment’s revenue for the twelve months ended December 31, 2017. No other client healthcare system or single client facility comprised more than 3% of our consolidated revenue for the twelve months ended December 31, 2017. Our success in winning MSP contracts means some larger health systems have grown and may continue to grow more significantly relative to our other revenue sources. The dynamics could lead to a greater client concentration than we have historically experienced.

Our Industry

The primary markets in which we compete are U.S. temporary healthcare staffing and workforce solutions. Staffing Industry Analysts (“SIA”) estimates that the segments of the target market in which we primarily operate have an aggregate 2018 estimated market size of $17 billion, of which travel nurse, per diem nurse, locum tenens and allied healthcare comprise $5.4 billion, $3.7 billion, $3.7 billion and $4.2 billion, respectively. We also operate within the interim leadership, permanent placement, RPO, VMS, workforce optimization services, medical coding, case management and consulting services markets. We estimate the market potential of these additional segments to be at least $5 billion.

Industry Demand Drivers

Many factors affect the demand for temporary and permanent healthcare staffing, which, accordingly, affects the size of the markets in which we primarily operate. Of these many factors, we believe the following serve as some of the most significant drivers of demand.

•
Economic Environment and Employment Rate. The demand for our services is affected by growth in the U.S. economy, which impacts the employment rate. Growth in real U.S. gross domestic product generally correlates to rising employment rates. When these macro-drivers are positive, it typically results in increased demand for our services and vice versa. Generally, we believe a positive economic environment and growing employment lead to increasing demand for healthcare services. As employment levels rise, healthcare facilities, like employers in many industries, experience higher levels of employee attrition and have a relatively more difficult time finding permanent staffing to fill their needs.

•
Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is expected to range from 61,700 to 94,700 physicians by 2025. In nursing, geographic and specialty-based shortages are also expected through 2025. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.

•
General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and inpatient facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, the uninsured population declined by more than 20 million people between the passage of the Affordable Care Act in 2010 and 2017. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Current administration policy efforts may negatively impact this trend. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. According to the U.S. Census Bureau, the number of adults age 65 or older, who are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population, is on pace to grow an estimated 36% between 2015 and 2025. This may place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce.

•
Adoption of Workforce Solutions. We believe healthcare organizations are increasingly seeking sophisticated, innovative and economically beneficial workforce solutions that improve patient outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2017, approximately 40% of our consolidated revenues were generated through MSP relationships, which we believe is higher than the industry average. The changes in reimbursement methodologies, coupled with clinical labor representing a significant portion of a healthcare facility’s cost structure, may accelerate the adoption of strategic outsourced workforce solutions, which would likely place upward pressure on the demand for the services we provide.

Industry Competition

The healthcare temporary staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare facility clients and healthcare professionals. We believe that our size, scale and sophisticated candidate acquisition processes give us access to a larger pool of available candidates than our competitors, while substantial word-of-mouth referral networks and recognizable brand names enable us to attract, engage, and grow a diverse, high-quality network of healthcare professionals. We also believe that our comprehensive suite of workforce solutions, our commitment to quality and service excellence, our execution capabilities, our national footprint and our access to a wide network of high-quality talent create a compelling value proposition for our clients and prospective clients. We believe that our size, geographic scope, broad spectrum of workforce solutions, talented and passionate team members and brand reputation give us distinct, scalable advantages over smaller, local and regional competitors and companies whose service offerings, sales and execution capabilities are not as robust. The breadth of our services allows us to provide even greater value through a more strategic, consultative and solution-oriented approach to our clients. Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification.

We are the largest provider of nurse and allied healthcare staffing in the United States. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, regional and local companies, particularly in the per diem business. We believe we are the third largest provider of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors of which we are one. The physician permanent placement services market where we believe we hold a strong leading position is also highly fragmented and consists of many small- to mid-sized companies that do not have a national footprint. Our competitors vary by segment and include CHG Healthcare Services, Cross Country Healthcare, Jackson Healthcare, Aya Healthcare, HealthTrust Workforce Solutions, and Aureus Medical Group.

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

Employees

As of December 31, 2017, we had approximately 2,980 corporate employees. During the fourth quarter of 2017, we had an average of (1) 9,234 nurses, allied and other clinical healthcare professionals, (2) 384 executive and clinical leadership interim staff, and (3) 349 medical coding professionals and case managers contracted to work for us. This does not include our locum tenens, all of whom are independent contractors and not our employees.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains, and certain oral statements made by management from time to time, may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to safe harbors under the Securities Act and the Exchange Act. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events and the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, statements that refer to projections of financial items; anticipated growth; future growth and revenue; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are described under the caption "Risk Factors" below, elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

To develop and prioritize the following risk factors, we review risks to our business that are informed by our formal Enterprise Risk Management program, industry trends, the external market and financial environment as well as dialogue with leaders throughout our organization. Our risk factor descriptions are intended to convey our assessment of each applicable risk and such assessments are integrated into our strategic and operational planning.

Risk Factors that May Affect the Demand for Our Services

Economic downturns and slow recoveries could result in less demand from clients and pricing pressure that could negatively impact our financial condition.
Demand for staffing services is sensitive to changes in economic activity. As economic activity slows, hospitals and other healthcare entities typically experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, which results in decreased demand for many of our service offerings. In times of economic downturn and high unemployment rates, permanent full-time and part-time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary clinicians and physicians also impairs our ability to recruit and place them both on a temporary and permanent basis.
In addition, many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Conversely, when hospital admissions decrease in economic downturns, due to reduced consumer spending, a rise in unemployment causing an increase in under- and uninsured patients or other factors, the demand for our temporary healthcare professionals typically declines. This may have an even greater negative effect on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience more competitive pricing pressure during periods of decreased patient occupancy and hospital admissions, negatively affecting our revenue and profitability.

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
Patient delivery settings continue to evolve, giving rise to alternative modes of healthcare delivery, such as retail medicine, telemedicine and home health. In addition, changes in reimbursement models and government mandates are also impacting the healthcare environments.

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

Our business depends upon our ability to maintain our existing contracts and secure new, profitable contracts. Outside of our managed services contracts, our client contracts are not typically exclusive and our clients are generally free to offer temporary staffing assignments to our competitors. Additionally, our clients may choose to purchase these services through intermediaries such as group purchasing organizations or competitors offering MSP services, with whom we establish relationships in order to continue to provide our staffing services to certain of our healthcare facilities. These intermediaries may negatively affect our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with clients and may also negatively affect the profitability of these client relationships. In addition, our inability to establish relationships with these intermediaries may result in us losing our ability to work with certain healthcare facilities.

Consolidation of healthcare delivery organizations could negatively affect pricing of our services and increase our concentration risk.

Healthcare delivery organizations are consolidating, providing them with greater leverage in negotiating pricing for services. In addition, we have seen an increase in our clients’ use of intermediaries such as vendor management service companies and group purchasing organizations that may also provide organizations with enhanced bargaining power. These dynamics each separately or together could negatively affect pricing for our services.

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, "Kaiser") comprised approximately 13% of our consolidated revenue in 2017. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

The ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, online recruiting or otherwise, may affect the demand for our services, which could negatively affect our revenue, results of operations and cash flows.

If our clients are able to increase the effectiveness of their staffing and recruitment functions through analytics, automation or otherwise, their need for our services may decline. With the advent of technology and more sophisticated staffing management and recruitment processes, clients may be able to successfully increase the efficiency and effectiveness of their internal staffing management and recruiting efforts, through more effective planning and analytic tools, internet- or social media-based recruiting or otherwise. Such new technologies and processes could reduce the demand for our services, which could negatively affect our revenue, results of operations and cash flows.

The repeal or significant erosion of the Patient Protection and Affordable Care Act (“ACA”) without a corresponding replacement may negatively affect the demand for our services.
In 2010, the adoption of the ACA brought significant reforms to the health care system that included, among other things, a requirement that all individuals have health insurance (with limited exceptions). As a result of the ACA, the uninsured population declined by more than 20 million through 2016. In December 2017, the individual mandate was repealed. If the individual mandate repeal actually leads to a significant reduction in demand for the healthcare services, the demand for our services may decline. If members of the investor community believe that a further repeal of, or significant changes to, the ACA are forthcoming and that such actions may significantly reduce the number of insured or the demand for our services, it may have negative effect on the price of our common stock.

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
Additionally, we may be subject to various employment claims, including state and federal wage and hour claims, by our corporate employees and our employed healthcare professionals that could require us to pay significant additional compensation to such employees and professionals while also exposing us to sizable statutory penalties. We are also subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. As we grow and increase our leadership position, we are at greater risk for anti-competitive conduct claims such as violation of federal and state antitrust laws and unfair business practices arising from our agreements with our employees, contractors, clients and vendors.
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
In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and employees, including full names, social security numbers, addresses, birth dates and payroll-related information, in our data centers, on our networks and in hosted SaaS-based solutions provided by third parties. Our employees may also have access to, receive and use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals and employees, may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could (1) result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, (2) disrupt our operations and the services we provide to our clients and (3) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.

Additionally, the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens in the United States and other countries. We may be required to incur significant costs to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations with our clients.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to implement new infrastructure and technology systems and technology disruptions may adversely affect our operating results and ability to manage our business effectively.
We have technology, operations and human capital infrastructures to support our existing business. Our ability to deliver services to our clients and to manage our commercial technologies, internal systems and data depends largely upon our access to and the performance of our management information and communications systems, including our VMS, client relationship management systems and client/healthcare professional-facing self-service websites. These technology systems also maintain accounting and financial information upon which we depend to fulfill our financial reporting obligations. We must continue to invest in this infrastructure and we have embarked on a multi-year plan to upgrade and convert our infrastructure, back office and front office network platforms to support our growth, enhance our management and utilization of data and improve our efficiency. Implementing new systems is costly and involves risks inherent in the conversion to a new technology platform, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. Furthermore, if we are unable to continue to improve our technology and operations processes to gain efficiency and support our growth, our financial results will be adversely affected.

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

Disruption to or failures of our SaaS-based technology or our inability to adequately protect our intellectual property rights with respect to such technology could reduce client satisfaction, harm our reputation and negatively affect our business.

The performance, reliability and security of the SaaS-based technologies, such as ShiftWise, Medefis and Avantas Smart Square, are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technology to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technology could damage our or our clients’ operations and reputations and negatively affect our business. We are converting to new instances of our vendor management system technologies with the platform conversion heightening our risk of business disruption. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

Additionally, if we fail to protect our intellectual property rights adequately with respect to our SaaS-based technology, our competitors might gain access to it, and our business might be harmed. Moreover, any of our intellectual property rights protecting our SaaS-based technology, including our newly developed vendor management platforms, may be challenged by others or invalidated through litigation, and defending our intellectual property rights might also entail significant expense. Accordingly, despite our efforts, we may be unable to prevent third parties from using or infringing upon or misappropriating our intellectual property with respect to our SaaS-based technology, which may negatively affect our business as it relates to our SaaS-based offerings.

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

Our success depends on the quality of our healthcare professionals. Our ability to ensure the quality of our healthcare professionals relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent operational employees that screen and match healthcare professionals in suitable placements. An inability to properly screen, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services, which may damage our brand and reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources.

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

We have outsourced and offshored certain critical applications or business processes to external providers, including cloud-based, credentialing and data processing services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business as well as reputational damage.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior executive team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2019, which is renewable on an annual basis. Other executive members of the management team are employees at will with standard severance agreements. If members of our executive team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
Our inability to maintain our positive brand awareness and identity may adversely affect our results of operations.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends on our ability to maintain positive brand awareness identities for existing services and effectively building up brand awareness and image for new services. We cannot assure that additional expenditures and our continuing commitment to marketing and improving our brands will have the desired effect on our brands’ value, which may adversely affect our results of operations. In addition, our brands may suffer reputational damage that could negatively affect our short- and long-term financial results. The poor performance, reputation or negative conduct of competitors may have a spillover effect adversely affecting the industry and our brand.

Our inability to consummate and effectively incorporate acquisitions into our business operations may adversely affect our long-term growth and our results of operations.
We invest time and resources in carefully assessing opportunities for acquisitions, and acquisitions are a key component of our growth strategy. We have made acquisitions in the past several years to broaden the scope and depth of our workforce solutions and bolster our workforce services. If we are unable to consummate additional acquisitions, we may not achieve our long-term growth goals.
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

Risk Factors Related to Our Indebtedness and Other Liabilities

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of any variable rate debt.
As of December 31, 2017, our total indebtedness, less unamortized fees, equaled $319.8 million. Our substantial indebtedness could have important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments,

•
requiring a portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures and future business opportunities,

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness,

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures,

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes, and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who, therefore, may be able to take advantage of opportunities that our substantial indebtedness may prevent us from exploiting.

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
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2017, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
We have substantial insurance-related accruals on our balance sheet, and any significant adverse adjustments may decrease our earnings or increase our losses and negatively impact our cash flows.

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

None.
Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2017 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (corporate headquarters and all segments)	175,672
Dallas, Texas (all segments)	108,502

Item 3.	Legal Proceedings

From time to time, we are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, payroll, contract, competitor disputes and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. Depending upon the particular facts and circumstances, we may also be subject to indemnification obligations under our contracts with such clients relating to these matters. We record a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. We review our loss contingencies at least quarterly and adjust our accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel or other new information, as deemed necessary. The most significant matters for which we have established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates, and that employees were not afforded required breaks or compensated for all time worked. While we believe that our wage and hour practices conform with law in all material respects, litigation is always subject to inherent uncertainty, and we are not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to us beyond the amounts accrued. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (12), Commitments and Contingencies—(a) Legal.”

With regard to outstanding loss contingencies as of December 31, 2017, we believe that such matters will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” The last reported sale of our common stock on February 14, 2018 on the New York Stock Exchange was $53.90 per share. The following table sets forth, for the periods indicated, the high and low sales prices reported by the New York Stock Exchange.

	Sales Price
	High	Low
Year Ended December 31, 2016
First Quarter	$34.10	$21.24
Second Quarter	$41.38	$33.02
Third Quarter	$44.99	$30.96
Fourth Quarter	$40.40	$26.00
Year Ended December 31, 2017
First Quarter	$43.85	$33.61
Second Quarter	$42.70	$34.71
Third Quarter	$45.95	$34.85
Fourth Quarter	$51.75	$37.71

As of February 14, 2018, there were 19 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act.

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

During 2017, we purchased 486,543 shares of common stock at an average price of $41.41 per share, resulting in an aggregate purchase price of $20.2 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” The following table presents the detail of shares repurchased during 2017. All share repurchases reflected in the table below were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
June 1 - 30, 2017	9,400	$34.92	9,400	$136,410,198
September 1 - 30, 2017	177,143	$38.18	177,143	$129,641,361
November 1 - 30, 2017	300,000	$43.52	300,000	$116,575,101

Total	486,543	$41.41	486,543	$116,575,101

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

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the 2018 Annual Meeting Proxy Statement (as defined in Item 10 below) under the heading “Equity Compensation Plan Information at December 31, 2017.”

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2012 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
AMN Healthcare Services, Inc.	100.00	127.27	169.70	268.83	332.90	426.41
NYSE Composite	100.00	126.28	134.81	129.29	144.73	171.83
BTEA	100.00	167.96	176.46	174.84	158.61	211.13

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the balance sheet data at December 31, 2017 and 2016 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data at December 31, 2015, 2014 and 2013 from audited financial statements of ours that do not appear herein.

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

We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2017	2016	2015	2014	2013
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$1,988,454	$1,902,225	$1,463,065	$1,036,027	$1,011,816
Cost of revenue	1,344,035	1,282,501	993,702	719,910	714,536
Gross profit	644,419	619,724	469,363	316,117	297,280
Operating expenses:
Selling, general and administrative	399,700	398,472	319,531	232,221	218,233
Depreciation and amortization	32,279	29,620	20,953	15,993	13,545
Total operating expenses	431,979	428,092	340,484	248,214	231,778
Income from operations	212,440	191,632	128,879	67,903	65,502
Interest expense, net, and other	19,677	15,465	7,790	9,237	9,665
Income before income taxes	192,763	176,167	121,089	58,666	55,837
Income tax expense	60,205	70,329	39,198	25,449	22,904
Net income	$132,558	$105,838	$81,891	$33,217	$32,933
Net income per common share:
Basic	$2.77	$2.21	$1.72	$0.71	$0.72
Diluted	$2.68	$2.15	$1.68	$0.69	$0.69
Weighted average common shares outstanding:
Basic	47,807	47,946	47,525	46,504	45,963
Diluted	49,430	49,267	48,843	48,086	47,787

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,147	$10,622	$9,576	$13,073	$15,580
Total assets	1,253,957	1,186,881	880,432	680,731	604,288
Total notes payable, including current portion, less unamortized discount and fees	319,843	362,942	135,990	143,190	147,347
Total stockholders’ equity	562,527	449,383	347,860	256,581	217,742

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•Overview of Our Business
•Recent Trends
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet and Other Financing Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce consulting services, predictive modeling, staff scheduling, remote medical coding, case management and the placement of physicians, nurses, allied healthcare professionals and healthcare executives into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the year ended December 31, 2017, we recorded revenue of $1,988.5 million, as compared to $1,902.2 million for 2016. We recorded net income of $132.6 million for 2017, as compared to $105.8 million for 2016. Nurse and allied solutions segment revenue comprised 62% of total consolidated revenue for the years ended December 31, 2017 and 2016. Locum tenens solutions segment revenue comprised 22% of total consolidated revenue for the years ended December 31, 2017 and 2016. Other workforce solutions segment revenue comprised 16% of total consolidated revenue for the years ended December 31, 2017 and 2016. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we have become recognized as the market-leading innovator in providing healthcare workforce solutions and staffing services in the United States. We seek to advance our market-leading position through a number of strategies that focus on market growth, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our market growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as MSP, VMS, RPO and workforce optimization services, which generally operate at higher margins than our traditional healthcare staffing businesses. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals. Along those lines, we acquired Peak during 2016, which provides remote medical coding, case management and related auditing and consulting services.
Operationally, our strategic initiatives focus on investing in and further developing our processes and systems to achieve market leading efficiency and scalability, which we believe will provide operating leverage as our revenue grows. From a healthcare professional supply perspective, we continue to invest in new candidate recruitment initiatives and technologies to access and effectively utilize our network of qualified healthcare professionals to capitalize on the demand growth we are experiencing, which we expect to continue in the future due to the combined effects of healthcare reform, the aging population and labor shortages within certain regions and disciplines.
Over the last several years, we have worked to execute on our management strategies and intend to continue to do so in the future. Over the past five years, we have grown our business both organically and as a result of a number of acquisitions.

We typically experience modest seasonal fluctuations during our fiscal year and they tend to vary among our business segments. These fluctuations can vary slightly in intensity from year to year. Over the last four years, steadily and progressively increasing demand muted the effects of these quarterly fluctuations.
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends.
The U.S. Bureau of Labor Statistics’ survey data reflect near record levels of healthcare job openings and quits. We view this data, along with a nearly 20-year-low unemployment rate and continued economic growth as positive trends for the healthcare staffing industry. The low unemployment rate has led to some wage growth to attract healthcare professionals. We work to pass these increases on to our clients but have experienced margin pressure in some divisions, particularly locum tenens.

We continue to see the benefits of our workforce solutions strategy, particularly with our managed services programs. As a result of our ongoing focus on these strategic relationships, we continue to increase the percentage of our nurse and allied revenue derived from our managed services program clients.

In our nurse and allied solutions segment, demand is favorable. Although we continue to negotiate bill rate increases with clients, we are experiencing a decrease in the utilization of premium bill rates, which is dampening the overall average bill rate in this segment.

In our locum tenens solutions segment, we have seen a decline in demand from some large physician practice management firms that has negatively impacted our hospitalist volumes and, as a result, revenue in this segment. Additionally, we are in the process of making operating model changes and implementing new front and back office technologies in locum tenens. Although these changes are expected to have a long-term positive impact on our growth and profitability, in the short-term, these changes are expected to be disruptive to our productivity and revenue, and we expect this to continue through the second quarter of 2018. Outside of the above influences, demand in most specialties has remained strong.

In our other workforce solutions segment, our interim leadership, vendor management systems, workforce consulting, and medical coding businesses are growing. We experienced declines in our permanent placement businesses during 2017 that we believe are primarily related to operational execution. In response, we have made organizational and operational changes designed to improve our performance in 2018.

 Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The acquisitions during 2016 and 2015 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Business Combinations.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.6	67.4	67.9
Gross profit	32.4	32.6	32.1
Selling, general and administrative	20.1	20.9	21.8
Depreciation and amortization	1.6	1.6	1.4
Income from operations	10.7	10.1	8.8
Interest expense, net, and other	1.0	0.8	0.5
Income before income taxes	9.7	9.3	8.3
Income tax expense	3.0	3.7	2.7
Net income	6.7%	5.6%	5.6%

Comparison of Results for the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenue. Revenue increased 5% to $1,988.5 million for 2017 from $1,902.2 million for 2016, driven by 4% organic growth along with $12.4 million of additional revenue resulting from our Peak acquisition in June 2016.

Nurse and allied solutions segment revenue increased 5% to $1,238.5 million for 2017 from $1,185.1 million for 2016. The $53.4 million increase was primarily attributable to a 5% increase in the average number of healthcare professionals on assignment and a 2% increase in the average bill rate during the year ended December 31, 2017. The increase was partially offset by an approximately $37.0 million decrease in labor disruption revenue and the impact of one less calendar day due to 2016 being a leap year.
Locum tenens solutions segment revenue increased 2% to $430.6 million for 2017 from $424.2 million for 2016. The $6.4 million increase was primarily attributable to a 4% increase in the revenue per day filled during the year ended December 31, 2017, partially offset by a 3% decrease in the number of days filled.
Other workforce solutions segment revenue increased 9% to $319.3 million for 2017 from $292.9 million for 2016. Of the $26.4 million increase, $12.4 million was attributable to the additional revenue in connection with the Peak acquisition in June 2016, along with growth in our VMS, interim leadership, and workforce optimization businesses, partially offset by declines in our permanent placement business during the year ended December 31, 2017.

Gross Profit. Gross profit increased 4% to $644.4 million for 2017 from $619.7 million for 2016, representing gross margins of 32.4% and 32.6%, respectively. The decrease in consolidated gross margin was due to lower bill-to-pay spreads in the locum tenens solutions segment and an unfavorable change in business mix in our other workforce solutions segment, offset by a higher gross margin in the nurse and allied solutions segment driven primarily by lower direct costs during the year ended December 31, 2017. Gross margin by reportable segment for 2017 and 2016 was 27.6% and 26.9% for nurse and allied solutions, 30.0% and 31.1% for locum tenens solutions, and 54.5% and 57.8% for other workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $399.7 million, representing 20.1% of revenue, for 2017, as compared to $398.5 million, representing 20.9% of revenue, for 2016. The increase in SG&A expenses was primarily due to $1.9 million of additional SG&A expenses from the Peak acquisition, $1.7 million lower favorable actuarial-based decreases in our professional liability reserves, and other expenses associated with our revenue growth, offset by a $2.8 million decrease in acquisition and integration costs as compared to last year. The decrease in unallocated corporate overhead was primarily attributable to lower acquisition and integration costs. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2017	2016
Nurse and allied solutions	$158,480	$156,676
Locum tenens solutions	77,778	73,126
Other workforce solutions	92,793	91,936
Unallocated corporate overhead	60,412	65,335
Share-based compensation	10,237	11,399
	$399,700	$398,472
Depreciation and Amortization Expenses. Amortization expense increased 2% to $18.6 million for 2017 from $18.3 million for 2016, primarily attributable to a full year of amortization expense related to the intangible assets acquired in the Peak acquisition. Depreciation expense increased 21% to $13.7 million for 2017 from $11.3 million for 2016, primarily attributable to fixed assets acquired as part of the Peak acquisition and an increase in purchased and developed hardware and software placed in service in large part from our ongoing front and back office information technology initiatives.

Interest Expense, Net, and Other. Interest expense, net, and other, was $19.7 million for 2017 as compared to $15.5 million for 2016. The increase is primarily due to higher interest bearing Notes (as defined below in this Item 7) for the year ended December 31, 2017, as compared to the term loans and revolver in 2016.

Income Tax Expense. Income tax expense was $60.2 million for 2017 as compared to $70.3 million for 2016, reflecting effective income tax rates of 31.2% and 39.9% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to (1) recording a discrete net tax benefit of $14.0 million for the year ended December 31, 2017 resulting from our initial analysis of the impact of the Tax Cuts and Jobs Act, and (2) the relationship of pre-tax income to permanent differences related to unrecognized tax benefits and excess tax benefit from the adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which resulted in recording a $5.4 million reduction in income tax expense for the year ended December 31, 2017. Prior to the adoption, this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our share-based awards. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

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

Gross Profit. Gross profit increased 32% to $619.7 million for 2016 from $469.4 million for 2015, representing gross margins of 32.6% and 32.1%, respectively. The increase in consolidated gross margin was due to the growth in our higher margin other workforce solutions segment and higher bill-to-pay spreads in the locum tenens solutions segment, partially offset by higher direct costs in the nurse and allied solutions segment during the year ended December 31, 2016. Gross margin by reportable segment for 2016 and 2015 was 26.9% and 27.1% for nurse and allied solutions, 31.1% and 30.2% for locum tenens solutions, and 57.8% and 75.9% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in the business mix resulting from the additions of BES, TFS and Peak during the year ended December 31, 2016.

Selling, General and Administrative Expenses. SG&A expenses were $398.5 million, representing 20.9% of revenue, for 2016, as compared to $319.5 million, representing 21.8% of revenue, for 2015. The increase in SG&A expenses was primarily due to $35.1 million of additional SG&A expenses from the HSG, BES, Millican, TFS, and Peak acquisitions, and OH expenses over the OH Stub Period, as well as increased employee headcount, variable compensation, legal reserves, and other expenses associated with our revenue growth. SG&A expense increases as a result of acquisitions in the nurse and allied solutions, locum tenens solutions and other workforce solutions segments were $4.5 million, $0.1 million and $30.5 million, respectively. The increase in unallocated corporate overhead was primarily attributable to higher employee and variable expenses to support our growth, along with higher legal reserve costs. SG&A expenses broken down among the reportable segments, unallocated corporate overhead and share-based compensation are as follows:

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

Interest Expense, Net, and Other. Interest expense, net, and other was $15.5 million for 2016, as compared to $7.8 million for 2015. The increase is primarily due to a higher average debt outstanding balance for the year ended December 31, 2016, which resulted from (1) borrowings under our credit facilities that we used primarily to finance the BES and Peak acquisitions and (2) the consummation of the issuance and sale of our Notes (as defined below in this Item 7) in October 2016.

Income Tax Expense. Income tax expense was $70.3 million for 2016, as compared to $39.2 million for 2015, reflecting effective income tax rates of 39.9% and 32.4% for these periods, respectively. During 2015, we recorded a discrete federal income tax benefit of $12.2 million resulting from the IRS federal audit settlement. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$115,262	$131,851	$56,313
Net cash used in investing activities	(33,446)	(257,362)	(116,085)
Net cash provided by (used in) financing activities	(77,193)	126,290	56,200
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the third quarter of 2017, we paid off the remaining balance of our term debt. At December 31, 2017, zero was drawn with $256.0 million of available credit under our Revolver (as defined below), and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our Credit Agreement (as defined below) under which our Revolver and Second Term Loan (and any other loans that may be made thereunder) are governed in “Item 8. Financial Statements and Supplementary Data—Notes to

Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.” On February 9, 2018, we replaced our Credit Agreement with a New Credit Agreement (as defined below).

In April 2015, we entered into an interest rate swap agreement to minimize our exposure to interest rate fluctuations on $100 million of our outstanding variable rate debt under one of our Term Loans (as defined below in this Item 7) for which we pay a fixed rate of 0.983% per annum and receive a variable rate equal to floating one-month LIBOR. This agreement was set to expire on March 30, 2018, and no initial investment was made to enter into this agreement. In connection with our issuance and sale of $325.0 million aggregate principal amount of the Notes and the use of a portion of the proceeds thereof to repay $138.4 million of our Term Loans on October 3, 2016, we reduced the interest rate swap notional amount to $40.0 million. On May 3, 2017, we terminated the remaining interest rate swap. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Derivative Instruments.”

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

Operating Activities

Net cash provided by operating activities for 2017, 2016 and 2015 was $115.3 million, $131.9 million and $56.3 million, respectively. The decrease in net cash provided by operating activities for 2017 from 2016 was primarily attributable to (1) an increase in restricted cash, cash equivalents and investments attributable to cash payments made to our captive insurance entity, which are restricted for use by the captive for future claim payments and, to a lesser extent, its working capital needs, (2) a decrease in accounts payable and accrued expenses between periods due to timing of payments and (3) an increase in income taxes receivable. The overall decrease was partially offset by (1) improved operating results, (2) smaller increase in accounts receivable in 2017 compared to the increase in 2016, and (3) excess tax benefits on the vesting of employee equity awards resulting from the adoption of a new accounting pronouncement discussed in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1), Summary of Significant Accounting Policies.” Our Days Sales Outstanding was 63 and 64 days at December 31, 2017 and December 31, 2016, respectively.

Investing Activities

Net cash used in investing activities for 2017, 2016 and 2015 was $33.4 million, $257.4 million and $116.1 million, respectively. The year-over-year decrease from 2016 to 2017 in net cash used in investing activities was primarily attributable to (1) no new acquisitions in 2017 as compared to $216.5 million used for the acquisitions of BES and HSG in January 2016 and Peak in June 2016, (2) net proceeds of $5.2 million in 2017, as compared to a net purchase of $11.2 million restricted investment related to our captive insurance entity during 2016. The decrease was partially offset by $3.6 million additional payments made during 2017 as compared to 2016 to fund the deferred compensation plan. Capital expenditures were $26.5 million, $22.0 million and $27.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our capital expenditures in recent years were primarily to support the growth of the business and for investments made in conjunction with management initiatives to update our front and back office information technology platforms. We intend to continue our investment in these information technology initiatives, including investments of approximately $17 million in the next year, to standardize our staffing operations on PeopleSoft and Salesforce. We believe these investments will further differentiate our ability to deliver innovative workforce solutions in addition to delivering improved operating efficiency.

Financing Activities

 Net cash (used in) provided by financing activities for 2017, 2016 and 2015 was ($77.2 million), $126.3 million and $56.2 million, respectively. Net cash used in financing activities for 2017 was primarily due to the repayments of $44.1 million under our Term Loans, (2) $20.2 million paid in connection with the repurchase of our common stock, and (3) $9.4 million cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Credit Agreement Prior to February 9, 2018

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

We repaid the entire Original Term Loan in 2016. As of December 31, 2016, the total of our Term Loans outstanding (including both the current and long-term portions), less unamortized fees, was $43.9 million. During 2017, we paid off the remaining balance of the Second Term Loan. There was zero and $82.5 million outstanding under the Revolver at December 31, 2017 and 2016, respectively.

New Credit Agreement
On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400,000 secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing Credit Agreement. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. Our obligations under the New Credit Agreement and the Senior Credit Facility are secured by substantially all of our assets. Borrowings under the Senior Credit Facility bear interest at floating rates, at our option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon our consolidated net leverage ratio. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Senior Credit Facility is February 9, 2023.

5.125% Senior Notes Due 2024

On October 3, 2016, AMN Healthcare, Inc., a wholly owned subsidiary of the Company, completed the issuance and sale of $325.0 million aggregate principal amount of the Notes. The Notes will mature on October 1, 2024. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year and commenced April 1, 2017. The Notes are fully and unconditionally and jointly guaranteed on a senior unsecured basis by us and all of our subsidiaries that guarantee the Credit Agreement.

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

Letters of Credit

At December 31, 2017, we maintained outstanding standby letters of credit totaling $22.0 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $22.0 million of outstanding letters of credit, we have collateralized $2.7 million in cash and cash equivalents and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2016 totaled $15.4 million.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2017 and 2016, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Fiscal Year
	2018	2019	2020	2021	2022	Thereafter	Total
Notes payable (1)	$16,656	$16,656	$16,656	$16,656	$16,656	$358,314	$441,594
Operating lease obligations (2)	16,962	16,969	16,913	16,969	16,777	66,439	151,029
Total contractual obligations	$33,618	$33,625	$33,569	$33,625	$33,433	$424,753	$592,623

(1)	Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 5.125%.

(2)
Amounts represent minimum contractual amounts, with initial or remaining lease terms and license terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $5.3 million at December 31, 2017. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

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
Contingent Liabilities

From time to time, we are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2017. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to amend the guidance by approving a one-year delay in the effective date of the new standard to 2018. In addition, the FASB has also issued several amendments to the standard, which clarify certain aspects of the guidance, including principal versus agent consideration and identifying performance obligations. We have adopted this standard effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Revenue from substantially all of our contracts with customers will continue to be recognized over time as services are rendered. We will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings, net of tax, primarily related to deferral of contract costs, which we expect to be approximately $2 million. Prior periods will not be retrospectively adjusted.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. Early adoption is permitted, including adoption in an interim period. We have adopted this standard effective January 1, 2018 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment will be adopted retrospectively. We have adopted this standard effective January 1, 2018 and although it will change the historical presentation on the consolidated statements of cash flows, it will not have any other material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. While we continue to assess the timing of adopting this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2017, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. During the third quarter of 2017, we paid off the remaining balance of the Term Loans. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2017. During 2017, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2000.

San Diego, California
February 16, 2018

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,147	$10,622
Accounts receivable, net of allowances of $9,801 and $11,376 at December 31, 2017 and 2016, respectively	350,496	341,977
Accounts receivable, subcontractor	41,012	49,233
Prepaid expenses	16,505	14,189
Other current assets	50,993	34,607
Total current assets	474,153	450,628
Restricted cash, cash equivalents and investments	64,315	31,287
Fixed assets, net of accumulated depreciation of $97,889 and $84,865 at December 31, 2017 and 2016, respectively	73,431	59,954
Other assets	74,366	57,534
Goodwill	340,596	341,754
Intangible assets, net of accumulated amortization of $90,685 and $72,057 at December 31, 2017 and 2016, respectively	227,096	245,724
Total assets	$1,253,957	$1,186,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$130,319	$137,512
Accrued compensation and benefits	121,423	107,993
Current portion of notes payable	—	3,750
Deferred revenue	8,384	8,924
Other current liabilities	5,146	16,611
Total current liabilities	265,272	274,790
Notes payable, less unamortized fees	319,843	359,192
Deferred income taxes, net	27,036	21,420
Other long-term liabilities	79,279	82,096
Total liabilities	691,430	737,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,411 issued and 47,481 shares outstanding, respectively, at December 31, 2017 and 48,055 shares issued and 47,612 shares outstanding, respectively, at December 31, 2016	484	481
Additional paid-in capital	453,351	452,491
Treasury stock, at cost (930 and 443 shares at December 31, 2017 and 2016, respectively)	(33,425)	(13,261)
Retained earnings	142,229	9,671
Accumulated other comprehensive income (loss)	(112)	1
Total stockholders’ equity	562,527	449,383
Total liabilities and stockholders’ equity	$1,253,957	$1,186,881

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue	$1,988,454	$1,902,225	$1,463,065
Cost of revenue	1,344,035	1,282,501	993,702
Gross profit	644,419	619,724	469,363
Operating expenses:
Selling, general and administrative	399,700	398,472	319,531
Depreciation and amortization	32,279	29,620	20,953
Total operating expenses	431,979	428,092	340,484
Income from operations	212,440	191,632	128,879
Interest expense, net, and other	19,677	15,465	7,790
Income before income taxes	192,763	176,167	121,089
Income tax expense	60,205	70,329	39,198
Net income	$132,558	$105,838	$81,891

Other comprehensive income (loss):
Foreign currency translation and other	(98)	267	75
Cash flow hedge, net of income taxes	(15)	(83)	98
Other comprehensive income (loss)	(113)	184	173

Comprehensive income	$132,445	$106,022	$82,064

Net income per common share:
Basic	$2.77	$2.21	$1.72
Diluted	$2.68	$2.15	$1.68
Weighted average common shares outstanding:
Basic	47,807	47,946	47,525
Diluted	49,430	49,267	48,843

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2014	46,639	$466	$434,529	—	$—	$(178,058)	$(356)	$256,581
Equity awards vested and exercised, net of shares withheld for payroll taxes	1,070	11	(8,256)	—	—	—	—	(8,245)
Excess income tax benefits from equity awards vested and exercised	—	—	7,176	—	—	—	—	7,176
Share-based compensation	—	—	10,284	—	—	—	—	10,284
Comprehensive income	—	—	—	—	—	81,891	173	82,064
Balance, December 31, 2015	47,709	$477	$443,733	—	$—	$(96,167)	$(183)	$347,860
Repurchase of common stock into treasury	—	—	—	(443)	(13,261)	—	—	(13,261)
Equity awards vested and exercised, net of shares withheld for payroll taxes	346	4	(5,785)	—	—	—	—	(5,781)
Excess income tax benefit from equity awards vested and exercised	—	—	3,144	—	—	—	—	3,144
Share-based compensation	—	—	11,399	—	—	—	—	11,399
Comprehensive income	—	—	—	—	—	105,838	184	106,022
Balance, December 31, 2016	48,055	$481	$452,491	(443)	$(13,261)	$9,671	$1	$449,383
Repurchase of common stock into treasury	—	—	—	(487)	(20,164)	—	—	(20,164)
Equity awards vested and exercised, net of shares withheld for payroll taxes	356	3	(9,377)	—	—	—	—	(9,374)
Share-based compensation	—	—	10,237	—	—	—	—	10,237
Comprehensive income (loss)	—	—	—	—	—	132,558	(113)	132,445
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$132,558	$105,838	$81,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,279	29,620	20,953
Non-cash interest expense and other	2,231	2,416	1,934
Change in fair value of contingent consideration	184	(24)	(330)
Increase in allowances for doubtful accounts and sales credits	10,339	12,008	6,684
Provision for deferred income taxes	5,607	(9,424)	12,677
Share-based compensation	10,237	11,399	10,284
Excess tax benefit from equity awards vested and exercised	—	(3,351)	(7,449)
Loss on disposal or sale of fixed assets	227	69	4
Amortization of discount on investments	(127)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18,858)	(58,700)	(75,653)
Accounts receivable, subcontractor	8,221	1,542	(22,365)
Income taxes receivable	(15,537)	6,469	7,867
Prepaid expenses	(2,316)	(455)	(2,915)
Other current assets	(934)	(13,938)	(5,409)
Other assets	(5,406)	(3,562)	(4,785)
Accounts payable and accrued expenses	(7,862)	17,705	29,611
Accrued compensation and benefits	13,430	19,142	11,888
Other liabilities	(8,442)	8,147	(2,103)
Deferred revenue	(548)	732	1,313
Restricted cash, cash equivalents and investments balance	(40,021)	6,218	(7,784)
Net cash provided by operating activities	115,262	131,851	56,313
Cash flows from investing activities:
Purchase and development of fixed assets	(26,529)	(21,956)	(27,010)
Purchase of investments	(15,096)	(13,152)	—
Proceeds from maturity of investments	20,301	2,000	—
Change in restricted cash, cash equivalents and investments balance	1,915	999	—
Equity investment	(2,000)	—	(1,000)
Payments to fund deferred compensation plan	(10,537)	(6,911)	(3,004)
Cash paid for acquisitions, net of cash received	—	(216,494)	(84,081)
Cash paid for other liabilities, working capital adjustments and holdback liability for prior year acquisitions	(1,500)	(1,848)	(990)
Net cash used in investing activities	(33,446)	(257,362)	(116,085)

Cash flows from financing activities:
Capital lease repayments	—	(7)	(4)
Payments on term loans	(44,063)	(167,813)	(7,500)
Proceeds from term loan	—	75,000	—
Payments on revolving credit facility	—	(206,500)	(25,000)
Proceeds from revolving credit facility	—	124,000	89,500
Proceeds from senior notes	—	325,000	—
Repurchase of common stock	(20,164)	(13,261)	—
Payment of financing costs	—	(6,561)	—
Earn-out payments for prior acquisitions	(3,677)	(900)	—
Proceeds from termination (payment on reduction) of derivative contract	85	(238)	—
Proceeds from exercise of equity awards	—	—	3,663
Cash paid for shares withheld for taxes	(9,374)	(5,781)	(11,908)
Excess tax benefit from equity awards vested and exercised	—	3,351	7,449
Net cash provided by (used in) financing activities	(77,193)	126,290	56,200
Effect of exchange rate changes on cash	(98)	267	75
Net increase (decrease) in cash and cash equivalents	4,525	1,046	(3,497)
Cash and cash equivalents at beginning of year	10,622	9,576	13,073
Cash and cash equivalents at end of year	$15,147	$10,622	$9,576
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $188, $174 and $264 capitalized in 2017, 2016 and 2015, respectively)	$17,936	$8,057	$5,806
Cash paid for income taxes	$73,746	$73,366	$33,132
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$—	$18,703	$26,771
Goodwill	—	136,101	50,227
Intangible assets	—	89,064	34,237
Liabilities assumed	—	(21,474)	(22,954)
Holdback provision	—	(1,830)	(1,500)
Earn-out liabilities	—	(4,070)	(2,700)
Net cash paid for acquisitions	$—	$216,494	$84,081
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,962	$2,134	$3,337
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015
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
(i) Insurance Reserves

The Company maintains an accrual for professional liability that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history and trends. In November 2012, the Company established a captive insurance subsidiary, which provides coverage, on an occurrence basis, for professional liability within its nurse and allied solutions segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions that are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains excess insurance coverage through a commercial carrier for losses above the per occurrence retention.

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

On December 31, 2017, the Company transferred the legacy liabilities in amount of $31,639 related to its self-insured retention portion of both the workers compensation and locum tenens solutions segment professional liability to its captive insurance subsidiary. This transaction had no impact on the amount of the recorded liabilities in the consolidated balance sheet as of December 31, 2017.

(j) Revenue Recognition

Revenue consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s software-as-a-service (SaaS)-based technologies, including its vendor management systems (VMS) and its scheduling software. Revenue from temporary staffing services is recognized as the services are rendered by the healthcare professional. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own pool of healthcare professionals along with those of third-party subcontractors, and revenue and the related direct costs are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from recruitment and permanent placement services is recognized as the services are provided and upon successful placements. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period. Fees billed in advance of being earned are recorded as deferred revenue.

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

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer within the Company’s nurse and allied solutions segment comprised approximately 13%, 11% and 11% of the consolidated revenue of the Company for the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, restricted cash equivalents and investment balances may be invested in a non-federally insured money market account and commercial paper. As of December 31, 2017 and 2016, there were $64,315 and $31,287, respectively, of restricted cash, cash equivalents and investments, a portion of which was invested in a non-federally insured money market fund and commercial paper. See Note (4), “Fair Value Measurement,” for additional information.

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

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. As it relates to the Company’s Notes (as defined in Note (3) below), which were issued in October 2016 with a fixed rate of 5.125%, fair value disclosure is detailed in Note (4), “Fair Value Measurement.” See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the long-term portion of the Company’s insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

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

(p) Net Income per Common Share

Share-based awards to purchase 20, 16 and 9 shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Net income	$132,558	$105,838	$81,891

Net income per common share - basic	$2.77	$2.21	$1.72
Net income per common share - diluted	2.68	2.15	1.68

Weighted average common shares outstanding - basic	47,807	47,946	47,525
Plus dilutive effect of potential common shares	1,623	1,321	1,318
Weighted average common shares outstanding - diluted	49,430	49,267	48,843

(q) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment consists of the Company’s nurse, allied, local and labor disruption and rapid response staffing businesses. The locum tenens solutions segment consists of the Company’s locum tenens staffing business. The other workforce solutions segment consists of the following Company businesses (i) physician permanent placement services, (ii)

healthcare interim leadership staffing and executive search services, (iii) vendor management systems, (iv) recruitment process outsourcing, (v) education, (vi) medical coding and related consulting, and (vii) workforce optimization services.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2017	2016	2015
Revenue
Nurse and allied solutions	$1,238,543	$1,185,095	$953,253
Locum tenens solutions	430,615	424,242	385,091
Other workforce solutions	319,296	292,888	124,721
	$1,988,454	$1,902,225	$1,463,065
Segment operating income
Nurse and allied solutions	$182,792	$161,779	$123,969
Locum tenens solutions	51,422	58,757	48,011
Other workforce solutions	81,154	77,450	40,390
	315,368	297,986	212,370
Unallocated corporate overhead	60,412	65,335	52,254
Depreciation and amortization	32,279	29,620	20,953
Share-based compensation	10,237	11,399	10,284
Interest expense, net, and other	19,677	15,465	7,790
Income before income taxes	$192,763	$176,167	$121,089

(r) Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting.” The guidance attempts to simplify the accounting for share-based payment transactions in several areas, including the following: income tax consequences, classification of awards as either equity or liabilities, forfeitures, expected term, and statement of cash flows classification. The Company adopted this pronouncement prospectively beginning January 1, 2017. Accordingly, the prior period has not been adjusted and the primary effects of the adoption for the current period are as follows:

•
The Company recorded $5,449 of tax benefits within income tax expense for 2017 related to the excess tax benefit on share-based compensation. Prior to adoption, this amount would have been recorded as additional paid-in capital;

•
The Company continued to estimate the number of awards expected to be forfeited in accordance with its existing accounting policy, which is to estimate forfeitures when recording share-based compensation expense;

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share for 2017. The effect of this change on its diluted earnings per share was not significant; and

•	For 2017, cash flows related to excess tax benefits were classified as an operating activity.

There were no other material impacts to the Company's consolidated financial statements as a result of adopting this updated standard.

(2) Business Combinations
As set forth below, the Company completed six acquisitions from January 1, 2015 through December 31, 2017. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.
Peak Provider Solutions Acquisition
On June 3, 2016, the Company completed its acquisition of Peak Provider Solutions (“Peak”), which provides remote medical coding, case management and consulting solutions to hospitals and physician medical groups nationwide. The addition of Peak has expanded the Company’s workforce solutions and enables the Company to offer services in coding diagnosis and procedure codes, which is critical to clinical quality reporting and the financial health of healthcare organizations. The initial purchase price of $52,125 included (1) $51,645 cash consideration paid upon acquisition, and (2) a contingent earn-out payment of up to $3,000 with an estimated fair value of $480 as of the acquisition date. The contingent earn-out payment was based on the operating results of Peak for the year ended December 31, 2016, which resulted in no earn-out payment. As the acquisition was not considered significant, pro forma information has not been provided. The results of Peak have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2016, an additional $275 of cash consideration was paid to the selling shareholders for the final working capital settlement.
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
HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The acquisition helps the Company expand its service lines and provide clients with rapid response staffing services. The initial purchase price of $8,511 included (1) $2,799 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ended December 31, 2016, of which, $1,930 was paid in March 2017, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017. As the acquisition is not considered significant, pro forma information has not been provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2016, the final working capital settlement resulted in $292 due from the selling shareholders to the Company, which was settled through a reduction to a cash holdback.
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

Other Acquisitions
During 2015, the Company had two additional acquisitions: MillicanSolutions (“Millican”) and The First String Healthcare (“TFS”), with a total purchase price of $11,638.

(3) Derivative Instruments

In April 2015, the Company entered into an interest rate swap agreement to minimize its exposure to interest rate fluctuations on $100,000 of its outstanding variable rate debt under one of its Term Loans whereby the Company pays a fixed rate of 0.983% per annum and receives a variable rate equal to floating one-month LIBOR. The agreement would have expired on March 30, 2018.

In connection with the Company’s issuance of $325,000 aggregate principal amount of 5.125% Senior Notes due 2024 (the “Notes”) and the use of a portion of the proceeds thereof to repay $138,438 of certain indebtedness under the Term Loans on October 3, 2016, the Company reduced the interest rate swap notional amount to $40,000 in the fourth quarter of 2016. As a result, $238 was recorded to interest expense reflecting the settlement amount with the counterparty to reduce the notional amount. See additional information in Note (8), “Notes Payable and Credit Agreement.” At December 31, 2016, the interest rate swap agreement had a fair value of $24, which is included in other assets in the audited consolidated balance sheet as of December 31, 2016. The Company had formally documented the hedging relationship and accounted for this arrangement as a cash flow hedge. On May 3, 2017, the Company terminated the remaining interest rate swap after further repayment of the Term Loans. As a result, $85 was received upon termination of the contract.

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

As of December 31, 2017, the Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $28,708 commercial paper as of December 31, 2017, $6,074 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2016, the Company had $25,610 commercial paper issued and outstanding, of which $11,152 had original maturities greater than three months and were considered available-for-sale securities.
The Company’s interest rate swap was measured at fair value using a discounted cash flow analysis that included the contractual terms, including the period to maturity, and Level 2 observable market-based inputs, including interest rate curves. The fair value of the swap was determined by netting the discounted future fixed cash receipts payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates (forward curves) derived from observable market interest rate yield curves. The valuation also considered credit risk adjustments that were necessary to reflect the probability of default by the counterparty or the Company, which were considered Level 3 inputs. On May 3, 2017, the Company terminated the remaining interest rate swap.

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

The following tables present information about assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2017
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,713	$2,713	$—	$—
Commercial paper	28,708	—	28,708	—
Acquisition contingent consideration liabilities	(2,070)	—	—	(2,070)

	Fair Value Measurements as of December 31, 2016
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$4,627	$4,627	$—	$—
Commercial paper	25,610	—	25,610	—
Interest rate swap asset	24	—	24	—
Acquisition contingent consideration liabilities	(6,816)	—	—	(6,816)
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2017	2016
Balance as of January 1,	$(6,816)	$(3,770)
Settlement of TFS earn-out for year ended December 31, 2015	—	1,000
Contingent consideration earn-out liability from HSG acquisition on January 11, 2016	—	(3,590)
Change in fair value of contingent consideration earn-out liabilities from Avantas, TFS and HSG acquisitions	(184)	(456)
Settlement of TFS earn-out for year ended December 31, 2016	3,000	—
Settlement of HSG earn-out for year ended December 31, 2016	1,930	—
Balance as of December 31,	$(2,070)	$(6,816)

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

There were no impairment charges recorded during the three years ended December 31, 2017 requiring such measurements.
Other Fair Value Measurement Disclosures

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the consolidated balance sheets for which it is practicable to estimate that value. As of December 31, 2017, the Company’s Notes have a carrying amount of $325,000 and an estimated fair value of $335,156. Quoted market prices in active markets for identical liabilities based inputs (level 1) were used to estimate fair value. The Notes were issued in October 2016 and have a fixed rate of 5.125%. As of December 31, 2016, the Company's Notes approximated their fair value as there had been no changes in available rates for similar debt since the date of issuance. See additional information in Note (8), “Notes Payable and Credit Agreement.”

(5) Goodwill and Identifiable Intangible Assets

As of December 31, 2017 and 2016, the Company had the following acquired intangible assets:

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$19,826	$(7,693)	$12,133	$19,826	$(5,633)	$14,193
Customer relationships	136,759	(60,764)	75,995	136,759	(50,309)	86,450
Tradenames and trademarks	61,369	(16,757)	44,612	61,369	(12,139)	49,230
Non-compete agreements	1,697	(958)	739	1,697	(678)	1,019
Acquired technology	8,730	(4,513)	4,217	8,730	(3,298)	5,432
	$228,381	$(90,685)	$137,696	$228,381	$(72,057)	$156,324
Intangible assets not subject to amortization:
Tradenames and trademarks			$89,400			$89,400
			$227,096			$245,724

Aggregate amortization expense for intangible assets was $18,628 and $18,310 for the years ended December 31, 2017 and 2016, respectively. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense as of December 31, 2017 is as follows:

Amount
Year ending December 31, 2018	$17,555
Year ending December 31, 2019	16,827
Year ending December 31, 2020	13,889
Year ending December 31, 2021	11,899
Year ending December 31, 2022	11,640
Thereafter	65,886
$137,696

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2016	$95,309	$19,743	$89,727	$204,779
Goodwill from BES acquisition	—	—	91,127	91,127
Goodwill from HSG acquisition	8,147	—	—	8,147
Goodwill from Peak acquisition	—	—	36,827	36,827
Goodwill adjustment for Onward acquisition	850	—	—	850
Goodwill adjustment for TFS acquisition	—	—	24	24
Balance, December 31, 2016	104,306	19,743	217,705	341,754
Goodwill adjustment for HSG acquisition	(1,199)	—	—	(1,199)
Goodwill adjustment for Peak acquisition	—	—	41	41
Balance, December 31, 2017	$103,107	$19,743	$217,746	$340,596
Accumulated impairment loss as of December 31, 2016 and 2017	$154,444	$53,940	$6,555	$214,939

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Other current assets:
Restricted cash and cash equivalents	25,506	20,271
Income taxes receivable	15,898	361
Other	9,589	13,975
Other current assets	$50,993	$34,607

Fixed assets:
Furniture and equipment	$29,494	$25,582
Technology and software	132,770	112,405
Leasehold improvements	9,056	6,832
	171,320	144,819
Accumulated depreciation	(97,889)	(84,865)
Fixed assets, net	$73,431	$59,954

Accounts payable and accrued expenses:
Trade accounts payable	$31,420	$33,392
Subcontractor payable	41,786	51,973
Accrued expenses	40,403	37,251
Professional liability reserve	7,672	10,254
Other	9,038	4,642
Accounts payable and accrued expenses	$130,319	$137,512

Accrued compensation and benefits:
Accrued payroll	$33,923	$30,917
Accrued bonuses and commissions	19,489	26,992
Accrued travel expense	3,256	2,972
Accrued health insurance reserve	3,658	3,189
Accrued workers compensation reserve	8,553	8,406
Deferred compensation	49,330	32,690
Other	3,214	2,827
Accrued compensation and benefits	$121,423	$107,993

Other current liabilities:
Acquisition related liabilities	2,599	6,921
Other	2,547	9,690
Other current liabilities	$5,146	$16,611

Other long-term liabilities:
Workers compensation reserve	$19,074	$18,708
Professional liability reserve	38,964	37,338
Deferred rent	14,744	13,274
Unrecognized tax benefits	5,270	8,464
Other	1,227	4,312
Other long-term liabilities	$79,279	$82,096

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$45,899	$68,312	$22,552
State	8,699	11,441	3,969
Total	54,598	79,753	26,521
Deferred income taxes:
Federal	1,754	(9,115)	8,896
State	3,853	(309)	3,781
Total	5,607	(9,424)	12,677
Provision for income taxes from operations	$60,205	$70,329	$39,198

Total income tax expense for the years ended December 31, 2017, 2016 and 2015 was allocated as follows:

	Years Ended December 31,
	2017	2016	2015
Provision for income taxes from operations	$60,205	$70,329	$39,198
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(3,144)	(7,176)
	$60,205	$67,185	$32,022

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 35% to pretax income from operations because of the effect of the following items during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Tax expense at federal statutory rate	$67,467	$61,658	$42,381
State taxes, net of federal benefit	7,880	7,597	5,260
Non-deductible expenses	3,849	3,656	3,505
Share-based compensation	(4,889)	—	—
Corporate tax rate change impact on deferred income taxes	(14,039)	—	—
Unrecognized tax benefit	(1,175)	379	(11,464)
Other, net	1,112	(2,961)	(484)
Income tax expense from operations	$60,205	$70,329	$39,198

The adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, resulted in recording a $5,449 reduction in income tax expense for the year ended December 31, 2017. Prior to adoption, this amount would have been recorded as additional paid-in capital.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below as of the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Stock compensation	$7,723	$11,954
Deferred compensation	12,949	13,079
Accrued expenses	11,343	35,499
Deferred rent	4,033	5,492
Net operating losses	2,650	5,756
Other	4,904	6,576
Total deferred tax assets	$43,602	$78,356
Deferred tax liabilities:
Intangibles	$(51,551)	$(78,201)
Fixed assets	(15,750)	(18,847)
Other	(3,297)	(2,545)
Total deferred tax liabilities	$(70,598)	$(99,593)
Valuation allowance	$(40)	$(183)
Net deferred tax liabilities	$(27,036)	$(21,420)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the recorded valuation allowance.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2017 is $11,250, which is set to expire by 2029. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2017 is $4,749, which is set to expire at various dates between 2018 and 2032.

 A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Beginning balance of unrecognized tax benefits	$6,842	$6,537	$22,890
Additions based on tax positions related to the current year	513	—	—
Additions based on tax positions of prior years	731	868	395
Reductions due to lapse of applicable statute of limitation	(949)	(563)	(214)
Settlements	(2,474)	—	(16,534)
Ending balance of unrecognized tax benefits	$4,663	$6,842	$6,537

At December 31, 2017, if recognized, approximately $4,613 would affect the effective tax rate (including interest).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $606, $1,622 and $1,544 of accrued interest related to unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively. The amount of interest expense (benefit) recognized in 2017, 2016 and 2015 was $(1,016), $78 and $(4,272), respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2017, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2013. The Company’s tax years 2007, 2008, 2009 and 2010 had been under audit by the Internal Revenue Service (“IRS”) for several years and the Company received a final determination from the IRS in July 2015 on both the Revenue Agent Report (“RAR”) adjustments and Employment Tax Examination Report (“ETER”) assessments, effectively settling these audits with the IRS.

The IRS conducted and completed a separate audit of the Company’s 2011 and 2012 tax years that focused on income and employment tax issues similar to those raised in the 2007 through 2010 examination. The IRS completed its audit during the quarter ended March 31, 2015, and issued its RAR and ETER to the Company with proposed adjustments to the Company’s taxable income for 2011 and 2012 and net operating loss carryforwards from 2010 and assessments for additional payroll tax liabilities and penalties for 2011 and 2012 related to the Company’s treatment of certain non-taxable per diem allowances and travel benefits. The Company filed a Protest Letter for both the RAR and ETER in April 2015. The Company received a final determination from the IRS in November 2017 on both the 2011 and 2012 RAR adjustments and ETER assessments, respectively, effectively settling these audits with the IRS for $2,000 (including interest) during the fourth quarter of 2017. As a result, the Company recorded federal income tax benefits of approximately $800 during the quarter ended December 31, 2017 as the settlement was less than the previously recorded uncertain tax position reserve.

The IRS began an audit of the Company’s 2013 tax year during the quarter ended June 30, 2015. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent.

Tax Act changes that affect the Company in 2017 are primarily tax rate changes on certain deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”).

The Tax Act also establishes new tax laws that will affect 2018 and beyond, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the repeal of the domestic production activity deduction; (3) limitations on the deductibility of certain executive compensation; and (4) limitations on various entertainment and meals deductions.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In connection with the Company's initial analysis of the impact of the Tax Act, the Company recorded a discrete net tax benefit of $14,039 in the quarter ended December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction on the Company's existing deferred tax assets and liabilities.

The Company's accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments for items impacting executive compensation and accounting methods.

(8) Notes Payable and Credit Agreement

(a) The Company’s Credit Agreement and Related Credit Facilities

Credit Agreement Prior to February 9, 2018
The Company is party to a credit agreement (as amended to date, the “Credit Agreement”) with several lenders in respect of three credit facilities (the “Credit Facilities”), including (A) a $275,000 revolver facility (the “Revolver”), which includes a $40,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for swingline loans, (B) a $150,000 secured term loan facility (the “Original Term Loan”) and (C) a $75,000 secured term loan facility (the “Second Term Loan,” and together with the Original Term Loan, the “Term Loans”). The maturity dates of the Revolver and the Original Term Loan, on the one hand, and the Second Term Loan, on the other hand, are April 18, 2019 and January 4, 2021, respectively. The Company fully repaid all amounts under the Original Term Loan and Second Term Loan in 2016 and 2017, respectively.
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
The Revolver carries an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver is subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Credit Agreement. The Second Term Loan was subject to amortization of principal of 5.00% per year of the original loan amount, which was $3,750 per annum, and payable in equal quarterly installments. Borrowings under the Second Term Loan and Revolver bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread is determined quarterly based upon the Company’s consolidated leverage ratio.
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
The Revolver is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. At December 31, 2017, with $19,320 of outstanding letters of credit collateralized by the Revolver, there was $255,680 of available credit under the Revolver.

New Credit Agreement
On February 9, 2018, the Company entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400,000 secured revolving credit facility (the “Senior Credit Facility”) to replace its then-existing Credit Agreement. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. The obligations of the Company under the New Credit Agreement and the Senior Credit Facility are secured by substantially all of the assets of the Company. Borrowings under the Senior Credit Facility bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Senior Credit Facility is February 9, 2023.

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
(c) Debt Balances

Outstanding debt balances as of December 31, 2017 and 2016 consisted of the following:

	As of December 31,
	2017	2016
Second Term Loan	—	44,063
Notes	325,000	325,000
Total debt outstanding	325,000	369,063
Less unamortized fees	(5,157)	(6,121)
Less current portion of notes payable	—	(3,750)
Long-term portion of notes payable	$319,843	$359,192

The aggregate principal amount of the Notes mature on October 1, 2024.
(d) Letters of Credit

At December 31, 2017, the Company maintained outstanding standby letters of credit totaling $21,976 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $21,976 outstanding letters of credit, the Company has collateralized $2,656 in cash and cash equivalents and the remaining amount has been collateralized by the Revolver. Outstanding standby letters of credit at December 31, 2016 totaled $15,379.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contribution expenses incurred under the AMN Plan were $4,486, $5,010 and $1,618 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the Plan were $4,545, $3,032 and $974 for the years ended December 31, 2017, 2016 and 2015, respectively. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies was $48,145 and $32,190 at December 31, 2017 and 2016, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2017 and 2016, no shares of preferred stock were outstanding.

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

During 2017, the Company repurchased 487 shares of its common stock at an average price of $41.41 per share, resulting in an aggregate purchase price of $20,164. During 2016, the Company repurchased 443 shares of its common stock at an average price of $29.88 per share, resulting in an aggregate purchase price of $13,261.

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s original adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan (under which there are no longer any outstanding awards) that were forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and have exercise prices that will be determined at the time of grant, which will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009, April 18, 2012 and April 28, 2017, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850, 2,400 and 1,400, respectively. At December 31, 2017 and 2016, respectively, 3,244 and 1,933 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have consisted of SARs, options or RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2017, 200 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to a PRSU being earned) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	1,575	$11.95
Granted—RSUs	203	$22.43
Granted—PRSUs (1)	616	$13.58
Vested	(1,081)	$9.13
Canceled/forfeited/expired	(76)	$15.45
Unvested at December 31, 2015	1,237	$16.73
Granted—RSUs	180	$32.65
Granted—PRSUs (1)	361	$20.88
Vested	(641)	$14.90
Canceled/forfeited/expired	(62)	$22.57
Unvested at December 31, 2016	1,075	$22.14
Granted—RSUs	166	$40.73
Granted—PRSUs (1)	317	$27.51
Vested	(637)	$16.88
Canceled/forfeited/expired	(66)	$30.02
Unvested at December 31, 2017	855	$30.98

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2017, there was $11,679 unrecognized compensation cost related to non-vested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2017 and 2016, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $42,103 and $41,317, respectively.

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
A summary of stock option and SAR activity under the Stock Option Plan and the Equity Plan and Other Plans are as follows:

	Stock Option Plan		Equity Plan and Other Plans
	Number Outstanding	Weighted- Average Exercise Price per Share	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2014	245	$14.93	948	$10.61
Granted	—	$—	—	$—
Exercised	(245)	$14.93	(615)	$10.79
Canceled/forfeited/expired	—	$—	(1)	$24.95
Outstanding at December 31, 2015	—	$—	332	$10.26
Granted	—	$—	—	$—
Exercised	—	$—	(44)	$13.69
Canceled/forfeited/expired	—	$—	(2)	$18.03
Outstanding at December 31, 2016	—	$—	286	$9.67
Granted	—	$—	—	$—
Exercised	—	$—	(24)	$18.85
Canceled/forfeited/expired	—	$—	—	$—
Outstanding at December 31, 2017	—	$—	262	$8.81
Vested and expected to vest at December 31, 2017	—	$—	262	$8.81
Exercisable at December 31, 2017	—	$—	262	$8.81

As of December 31, 2017, all SARs were fully vested, and there were no stock options outstanding. The total intrinsic value of stock options and SARs exercised was $555, $877 and $10,505 for 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the total intrinsic value of stock options and SARs outstanding and exercisable was $10,674 and $8,247, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Share-based employee compensation, before tax	$10,237	$11,399	$10,284
Related income tax benefits	(3,985)	(4,423)	(3,990)
Share-based employee compensation, net of tax	$6,252	$6,976	$6,294

(12) Commitments and Contingencies

(a) Legal

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, payroll, contract, competitor disputes and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates, and that employees were not afforded required breaks or compensated for all time worked. While the Company believes that its wage and hour practices conform with law in all material respects, litigation is always subject to inherent uncertainty, and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company beyond the amounts accrued.

With regards to outstanding loss contingencies as of December 31, 2017, which are included in accounts payable and accrued expenses in the consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

(b) Leases

The Company leases certain office facilities and equipment under various operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are as follows:

Operating Leases
Years ending December 31,
2018	$16,962
2019	16,969
2020	16,913
2021	16,969
2022	16,777
Thereafter	66,439
Total minimum lease payments	$151,029

Rent expense under operating leases was $20,529, $18,793, and $15,940 for the years ended December 31, 2017, 2016 and 2015, respectively.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$495,169	$489,803	$494,406	$509,076	$1,988,454
Gross profit	$161,776	$161,012	$159,539	$162,092	$644,419
Net income	$32,008	$31,255	$28,128	$41,167	$132,558
Net income per share from:
Basic	$0.67	$0.65	$0.59	$0.86	$2.77
Diluted	$0.65	$0.63	$0.57	$0.84	$2.68

Net income for the fourth quarter of 2017 included a discrete net tax benefit of $14,039 in connection with the Company's initial analysis of the impact of the Tax Act. See Note (7), “Income Taxes,” for additional information.

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

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

San Diego, California
February 16, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 18, 2018 (the “2018 Annual Meeting Proxy Statement”) under the headings “Election of Directors—Nominees for the Board of Directors,” “Executive Compensation Disclosure—Non-Director Executive Officers,” “Security Ownership and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” the table set forth in “Corporate Governance—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Committees of the Board.”

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

Information required by this item is incorporated by reference to the 2018 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines,” “Corporate Governance—Board Role In Risk Oversight,” “Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the 2018 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information at December 31, 2017.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2018 Annual Meeting Proxy Statement under the headings “Corporate Governance—Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Independence,” and “Corporate Governance—Committees of the Board.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2018 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

3.2
Eighth Amended and Restated By-laws of AMN Healthcare Services, Inc., effective September 18, 2017 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated September 18, 2017, filed with the SEC on September 19, 2017).

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

10.3
Second Amendment to Credit Agreement, dated as of September 19, 2016, by and among the Registrant, AMN Healthcare, Inc., the subsidiary guarantors party thereto, and SunTrust Bank, as administrative agent(Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated September 19, 2016, filed with the SEC on September 23, 2016).

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

10.6
AMN Healthcare 2017 Equity Plan (Management Contract or Compensatory Plan or Arrangement) effective as of April 19, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 19, 2017, filed with the SEC on April 25, 2017).

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

10.21
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016)

10.22
AMN Healthcare 2017 Senior Executive Incentive Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2017).

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

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 16, 2018.

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