Form 10-Q
period 2018-03-31
AMN HEALTHCARE SERVICES INC
filed 2018-05-04
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 2, 2018, there were 47,855,091 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,499	$15,147
Accounts receivable, net of allowances of $10,106 and $9,801 at March 31, 2018 and December 31, 2017, respectively	338,600	350,496
Accounts receivable, subcontractor	39,027	41,012
Prepaid expenses	18,880	16,505
Other current assets	38,364	50,993
Total current assets	489,370	474,153
Restricted cash, cash equivalents and investments	60,236	64,315
Fixed assets, net of accumulated depreciation of $101,182 and $97,889 at March 31, 2018 and December 31, 2017, respectively	75,530	73,431
Other assets	84,112	74,366
Goodwill	340,596	340,596
Intangible assets, net of accumulated amortization of $95,073 and $90,685 at March 31, 2018 and December 31, 2017, respectively	222,708	227,096
Total assets	$1,272,552	$1,253,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122,402	$130,319
Accrued compensation and benefits	117,415	121,423
Deferred revenue	8,746	8,384
Other current liabilities	2,616	5,146
Total current liabilities	251,179	265,272

Notes payable, less unamortized fees	320,034	319,843
Deferred income taxes, net	21,922	27,036
Other long-term liabilities	80,201	79,279
Total liabilities	673,336	691,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,760 issued and 47,830 outstanding, respectively, at March 31, 2018 and 48,411 issued and 47,481 outstanding, respectively, at December 31, 2017	488	484
Additional paid-in capital	445,285	453,351
Treasury stock, at cost (930 shares at March 31, 2018 and December 31, 2017)	(33,425)	(33,425)
Retained earnings	186,999	142,229
Accumulated other comprehensive loss	(131)	(112)
Total stockholders’ equity	599,216	562,527
Total liabilities and stockholders’ equity	$1,272,552	$1,253,957

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$522,489	$495,169
Cost of revenue	354,665	333,393
Gross profit	167,824	161,776
Operating expenses:
Selling, general and administrative	104,737	102,073
Depreciation and amortization	7,886	7,668
Total operating expenses	112,623	109,741
Income from operations	55,201	52,035
Interest expense, net, and other	5,335	5,130
Income before income taxes	49,866	46,905
Income tax expense	7,185	14,897
Net income	$42,681	$32,008

Other comprehensive income (loss):
Foreign currency translation and other	(19)	3
Cash flow hedge, net of income taxes	—	43
Other comprehensive income (loss)	(19)	46

Comprehensive income	$42,662	$32,054

Net income per common share:
Basic	$0.89	$0.67
Diluted	$0.87	$0.65
Weighted average common shares outstanding:
Basic	47,733	47,782
Diluted	49,116	49,520

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017 *As Adjusted
Cash flows from operating activities:
Net income	$42,681	$32,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,886	7,668
Non-cash interest expense and other	600	579
Loss on debt extinguishment	574	—
Change in fair value of contingent consideration	—	23
Increase in allowances for doubtful accounts and sales credits	2,257	5,408
Provision for deferred income taxes	(5,113)	(4,900)
Share-based compensation	2,864	2,681
Loss on disposal or sale of fixed assets	5	65
Amortization of discount on investments	(15)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,154	1,787
Accounts receivable, subcontractor	1,985	395
Income taxes receivable	9,881	361
Prepaid expenses	(2,375)	(5,309)
Other current assets	2,825	266
Other assets	(89)	(3,139)
Accounts payable and accrued expenses	(7,816)	(1,599)
Accrued compensation and benefits	(4,007)	(8,351)
Other liabilities	(1,498)	16,825
Deferred revenue	(52)	(84)
Restricted investments balance	(12)	—
Net cash provided by operating activities	59,735	44,684

Cash flows from investing activities:
Purchase and development of fixed assets	(5,703)	(5,498)
Purchase of investments	(2,086)	(4,804)
Proceeds from maturity of investments	2,900	2,000
Payments to fund deferred compensation plan	(4,724)	(4,998)
Net cash used in investing activities	(9,613)	(13,300)

	Three Months Ended March 31,
	2018	2017 *As Adjusted
Cash flows from financing activities:
Payments on term loans	—	(938)
Payment of financing costs	(2,331)	—
Earn-out payments for prior acquisitions	(1,713)	(3,677)
Cash paid for shares withheld for taxes	(10,926)	(7,313)
Net cash used in financing activities	(14,970)	(11,928)
Effect of exchange rate changes on cash	(19)	4
Net increase in cash, cash equivalents and restricted cash	35,133	19,460
Cash, cash equivalents and restricted cash at beginning of period	98,894	51,028
Cash, cash equivalents and restricted cash at end of period	$134,027	$70,488

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $104 and $22 capitalized for the three months ended March 31, 2018 and 2017, respectively)	$201	$545
Cash paid for income taxes	$2,731	$2,812

Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,860	$2,440
* See Note (1) for a summary of adjustments.
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 16, 2018 (“2017 Annual Report”).
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
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings of $2,089, net of tax, primarily related to capitalization of contract costs. Prior period amounts are not retrospectively adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2018. The Company expects the impact to be immaterial on an ongoing basis. See additional information regarding revenue recognition and disaggregated revenue in Note (2), “Revenue Recognition” and Note (4), “Segment Information,” respectively.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and included certain restricted cash amounts for the period ended March 31, 2017 within the accompanying condensed consolidated statements of cash flows. These adjustments had no effect on previously reported results of operations or retained earnings. The following table provides a summary of the adjustments from amounts previously reported.

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Changes in assets and liabilities:
Other Current Assets	2,945	(2,679)	266
Restricted cash, cash equivalents and investments balance	4,951	(4,951)	—
Net cash provided by operating activities	52,314	(7,630)	44,684

Cash flows from investing activities
Change in restricted cash, cash equivalents and investments balance	(1)	1	—
Net cash used in investing activities	(13,301)	1	(13,300)

Net increase in cash, cash equivalents and restricted cash	$27,089	$(7,629)	$19,460
Cash, cash equivalents and restricted cash at the beginning of period	10,622	40,406	51,028
Cash, cash equivalents and restricted cash at the end of period	$37,711	$32,777	$70,488
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$54,499	$15,147
Restricted cash and cash equivalents (included in other current assets)	24,579	25,506
Restricted cash, cash equivalents and investments	60,236	64,315
Total cash, cash equivalents and restricted cash and investments	139,314	104,968
Less restricted investments	(5,287)	(6,074)
Total cash, cash equivalents and restricted cash	$134,027	$98,894

There were no other material impacts to the Company's consolidated financial statements as a result of adopting these updated standards.

2. REVENUE RECOGNITION
Revenue primarily consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s SaaS-based technology, including its vendor management systems and its scheduling software. Revenue is recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from executive search, physician permanent placement, and recruitment process outsourcing services is recognized as the services are rendered. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2018, the amount recognized as revenue that was previously deferred was not material.

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

•
Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within selling, general and administrative expenses.

•
Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

•
Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

See additional information regarding adoption of the new revenue standard in Note (1), “Basis of Presentation” and additional disclosures required by the new revenue standard in Note (4), “Segment Information.”

3. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Net income	$42,681	$32,008

Net income per common share - basic	$0.89	$0.67
Net income per common share - diluted	$0.87	$0.65

Weighted average common shares outstanding - basic	47,733	47,782
Plus dilutive effect of potential common shares	1,383	1,738
Weighted average common shares outstanding - diluted	49,116	49,520
Share-based awards to purchase 9 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2018 because the effect of these instruments was anti-dilutive.

4. SEGMENT INFORMATION
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2018	2017
Revenue
Nurse and allied solutions	$338,179	$313,523
Locum tenens solutions	103,117	102,843
Other workforce solutions	81,193	78,803
	$522,489	$495,169
Segment operating income
Nurse and allied solutions	$51,805	$45,980
Locum tenens solutions	9,958	12,219
Other workforce solutions	19,851	19,857
	81,614	78,056
Unallocated corporate overhead	15,663	15,672
Depreciation and amortization	7,886	7,668
Share-based compensation	2,864	2,681
Interest expense, net, and other	5,335	5,130
Income before income taxes	$49,866	$46,905
The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client's contingent staffing needs. This service includes both the placement of the Company's own healthcare professionals and the utilization of other staffing agencies to fulfill the client's staffing needs. See additional information in Note (2), “Revenue Recognition.” For the three months ended March 31, 2018 and 2017, revenue under the Company’s managed services program arrangements comprised approximately 63% and 57% for nurse and allied solutions revenue, 14% and 12% for locum tenens solutions revenue and 9% and 7% for other workforce solutions revenue, respectively.

5. NEW CREDIT AGREEMENT

On February 9, 2018, the Company entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400,000 secured revolving credit facility (the “Senior Credit Facility”) to replace its then-existing credit facilities. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. The obligations of the Company under the New Credit Agreement and the Senior Credit Facility are secured by substantially all of the assets of the Company. Borrowings under the Senior Credit Facility bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Senior Credit Facility is February 9, 2023.

In connection with obtaining the New Credit Agreement, the Company incurred $2,331 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the New Credit Facility. In addition, the Company wrote off $574 of unamortized financing fees during the three months ended March 31, 2018 relating to the prior credit facilities.

6. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2017 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2018.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $30,911 commercial paper issued and outstanding as of March 31, 2018, $5,287 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2017, the Company had $28,708 commercial paper issued and outstanding, of which $6,074 had original maturities greater than three months and were considered available-for-sale securities.
The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are Level 3 inputs.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,720	$2,720	$—	$—
Commercial paper	30,911	—	30,911	—

	Fair Value Measurements as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,713	$2,713	$—	$—
Commercial paper	28,708	—	28,708	—
Acquisition contingent consideration earn-out liabilities	(2,070)	—	—	(2,070)
Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
	2018	2017
Balance as of January 1,	$(2,070)	$(6,816)
Settlement of TFS earn-out for year ended December 31, 2016	—	3,000
Settlement of HSG earn-out for year ended December 31, 2016	70	1,930
Change in fair value of contingent consideration earn-out liability from HSG acquisition	—	(23)
Settlement of HSG earn-out for year ended December 31, 2017	2,000	—
Balance as of March 31,	$—	$(1,909)
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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments during the three months ended March 31, 2018 and 2017.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2018, the Company's senior notes have a carrying amount of $325,000 and an estimated fair value of $323,375. As of December 31, 2017, the senior notes had a carrying amount of $325,000 and an estimated fair value of $335,156. Quoted market prices in active markets for identical liabilities based inputs (level 1) were used to estimate fair value. The senior notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2017 Annual Report.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2018, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2013. The IRS conducted, completed and settled audits of the Company’s 2007-2010 and 2011-2012 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in July 2015 and November 2017 respectively.

The IRS began an audit of the Company’s 2013 tax year during the quarter ended June 30, 2015. The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

Immaterial Tax Correction Related to Prior Periods

During the first quarter of 2018, the Company identified an error related to the income tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance (COLI) for prior years. These fair value changes had not previously been included as a net tax benefit in the provision for prior periods. In accordance with ASC 250, Accounting Changes and Error Corrections, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was not material to the consolidated financial statements of prior years, nor is it believed to be material to 2018’s full year consolidated financial statements. As result, the Company recorded a net tax benefit of $2,501 in the three months ended March 31, 2018 to adjust for this immaterial error correction.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent.

The Tax Act changes that affected the Company in 2017 are primarily tax rate changes on certain deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”). The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Tax Act also establishes new tax laws that will affect 2018 and beyond, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the repeal of the domestic production activity deduction; (3) limitations on the deductibility of certain executive compensation; and (4) limitations on various entertainment and meals deductions.

The Company's accounting for certain elements of the Tax Act is incomplete, primarily relating to executive compensation and accounting methods. However, the Company was able to make reasonable estimates of these elements and, therefore, recorded provisional adjustments for these items.

8. COMMITMENTS AND CONTINGENCIES: LEGAL PROCEEDINGS

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
With regards to outstanding loss contingencies as of March 31, 2018, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Other current assets:
Restricted cash and cash equivalents	$24,579	$25,506
Income tax receivable	6,017	15,898
Other	7,768	9,589
Other current assets	$38,364	$50,993

Fixed assets:
Furniture and equipment	$29,758	$29,494
Software	138,824	132,770
Leasehold improvements	8,130	9,056
	176,712	171,320
Accumulated depreciation	(101,182)	(97,889)
Fixed assets, net	$75,530	$73,431

Other assets:
Life insurance cash surrender value	$53,386	$48,145
Other	30,726	26,221
Other assets	$84,112	$74,366

Accounts payable and accrued expenses:
Trade accounts payable	$26,245	$31,420
Subcontractor payable	39,659	41,786
Accrued expenses	45,517	40,403
Professional liability reserve	7,972	7,672
Other	3,009	9,038
Accounts payable and accrued expenses	$122,402	$130,319

Accrued compensation and benefits:
Accrued payroll	$34,834	$33,923
Accrued bonuses	13,768	19,489
Accrued travel expense	2,999	3,256
Health insurance reserve	3,702	3,658
Workers compensation reserve	8,075	8,553
Deferred compensation	52,115	49,330
Other	1,922	3,214
Accrued compensation and benefits	$117,415	$121,423

Other long-term liabilities:
Workers compensation reserve	$18,638	$19,074
Professional liability reserve	39,033	38,964
Deferred rent	14,785	14,744
Unrecognized tax benefits	5,695	5,270
Deferred revenue	1,769	960
Other	281	267
Other long-term liabilities	$80,201	$79,279

10. SUBSEQUENT EVENTS

Phillips DiPisa and Leaders For Today Acquisition

On April 6, 2018, the Company completed its acquisition of Phillips DiPisa and Leaders For Today (“PDA and LFT”) for $30,000 and a tiered contingent earn-out payment of up to $7,000. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. The acquisition was funded out of cash on hand.

MedPartners Acquisition

On April 9, 2018, the Company completed its acquisition of MedPartners HIM, LLC (“MedPartners”) for $195,000 in cash and a tiered contingent earn-out payment of up to $20,000. MedPartners provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. On April 9, 2018, the Company borrowed $195,000 under the New Credit Agreement to fund the acquisition. The New Credit Agreement is more fully described in Note (5), “New Credit Agreement.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2018 (“2017 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” recruitment process outsourcing, or “RPO,” workforce consulting services, predictive modeling, staff scheduling, mid-revenue cycle management and the placement of physicians, nurses, allied healthcare professionals and healthcare executives into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended March 31, 2018, we recorded revenue of $522.5 million, as compared to $495.2 million for the same period last year. For the three months ended March 31, 2018, we recorded net income of $42.7 million, as compared to $32.0 million for the same period last year.
Nurse and allied solutions segment revenue comprised 65% and 63% of total consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 20% and 21% of total consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days to one year.

Other workforce solutions segment revenue comprised 15% and 16% of total consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) mid-revenue cycle management and related consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on April 6, 2018 and April 9, 2018, we acquired Phillips DiPisa and Leaders For Today (“PDA and LFT”) and MedPartners HIM, LLC (“MedPartners”), respectively. MedPartners provides mid-revenue cycle management solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. See additional information in the accompanying Note (10), “Subsequent Events.”

Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends.
The U.S. Bureau of Labor Statistics’ survey data reflects near record levels of healthcare job openings and quits. We view this data, along with a nearly 20-year-low unemployment rate and continued economic growth as positive trends for the healthcare staffing industry. The low unemployment rate has led to some wage growth to attract healthcare professionals. We work to pass these increases on to our clients but have experienced margin pressure in some divisions, particularly locum tenens.

We continue to see the benefits of our workforce solutions strategy, particularly with our managed services programs. As a result of our ongoing focus on these strategic relationships, we continue to increase the percentage of our revenue derived from our managed services program clients.

In our nurse and allied solutions segment, demand for our services remains stable. Although we continue to negotiate bill rate increases, our clients are decreasing the portion of nursing placements utilizing premium bill rates, which has lowered the overall average bill rate in this segment.

In our locum tenens solutions segment, we have seen a decline in demand from some large physician practice management firms that has negatively impacted our hospitalist volumes and, as a result, revenue in this segment. Additionally, we are in the process of making operating model changes and implementing new front and back office technologies in locum tenens. Although these changes are expected to have a long-term positive impact on our growth and profitability, in the short-term, these changes have been disruptive to our productivity and revenue, and we expect this to continue through the third quarter of 2018. Other than the above-mentioned influences, overall, demand for our locum tenens solutions segment is above prior year.

In our other workforce solutions segment, our interim leadership, workforce consulting, and mid-revenue cycle management businesses are growing. With respect to our permanent placement businesses, we have made organizational and operational changes designed to improve our performance in 2018 that have resulted in sequential improvement from prior quarter.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standards Updates (“ASUs”) described in Item 1. Condensed Consolidated Financial Statements—Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2017 Annual Report.

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

	Three Months Ended March 31,
	2018	2017
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	67.9	67.3
Gross profit	32.1	32.7
Selling, general and administrative	20.0	20.6
Depreciation and amortization	1.5	1.6
Income from operations	10.6	10.5
Interest expense, net, and other	1.1	1.0
Income before income taxes	9.5	9.5
Income tax expense	1.3	3.0
Net income	8.2%	6.5%

Comparison of Results for the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenue. Revenue increased 6% to $522.5 million for the three months ended March 31, 2018 from $495.2 million for the same period in 2017, primarily attributable to the higher revenue in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue increased 8% to $338.2 million for the three months ended March 31, 2018 from $313.5 million for the same period in 2017. The $24.7 million increase was primarily attributable to a 6% increase in the average number of healthcare professionals on assignment, partially offset by a 2% decrease in the average bill rate during the three months ended March 31, 2018.
 Locum tenens solutions segment revenue increased slightly to $103.1 million for the three months ended March 31, 2018 from $102.8 million for the same period in 2017. The $0.3 million increase was primarily attributable to a 5% increase in the revenue per day filled during the three months ended March 31, 2018, partially offset by a 4% decrease in the number of days filled.
Other workforce solutions segment revenue increased 3% to $81.2 million for the three months ended March 31, 2018 from $78.8 million for the same period in 2017. The $2.4 million increase was primarily attributable to growth in our VMS, interim leadership and mid-revenue cycle management businesses, partially offset by declines in our permanent placement businesses during the three months ended March 31, 2018.

Gross Profit. Gross profit increased 4% to $167.8 million for the three months ended March 31, 2018 from $161.8 million for the same period in 2017, representing gross margins of 32.1% and 32.7%, respectively. The decrease in consolidated gross margin was due to an unfavorable change in business mix in our other workforce solutions segment and a lower bill-to-pay spread in the locum tenens solutions segment, partially offset by a higher gross margin in the nurse and allied solutions segment driven primarily by lower direct costs during the three months ended March 31, 2018. Gross margin by reportable segment for the three months ended March 31, 2018 and 2017 was 28.0% and 27.7% for nurse and allied solutions, 28.7% and 30.7% for locum tenens solutions, and 53.6% and 55.0% for other workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $104.7 million, representing 20.0% of revenue, for the three months ended March 31, 2018, as compared to $102.1 million, representing 20.6% of revenue, for the same period in 2017. The increase in SG&A expenses was primarily due to higher employee compensation expenses, partially offset by operating leverage on the higher revenue. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2018	2017
Nurse and allied solutions	$42,985	$40,877
Locum tenens solutions	19,591	19,359
Other workforce solutions	23,634	23,484
Unallocated corporate overhead	15,663	15,672
Share-based compensation	2,864	2,681
	$104,737	$102,073
Depreciation and Amortization Expenses. Amortization expense decreased 4% to $4.4 million for the three months ended March 31, 2018 from $4.6 million for the same period in 2017, with the decrease primarily attributable to having more intangible assets fully amortized during the three months ended March 31, 2018. Depreciation expense increased 13% to $3.5 million for the three months ended March 31, 2018 from $3.1 million for the same period in 2017, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $5.3 million during the three months ended March 31, 2018 as compared to $5.1 million for the same period in 2017. The increase is primarily due to the write-off of unamortized deferred financing fees in connection with the refinancing of our credit facilities during the three months ended March 31, 2018, partially offset by additional interest from the term loan outstanding during the three months ended March 31, 2017. See additional information in the accompanying Note (5), “New Credit Agreement.”
Income Tax Expense. Income tax expense was $7.2 million for the three months ended March 31, 2018 as compared to income tax expense of $14.9 million for the same period in 2017, reflecting effective income tax rates of 14% and 32% for the three months ended March 31, 2018 and 2017, respectively. The difference in the effective income tax rate was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective 2018. In addition, the Company recorded a net tax benefit of $2.5 million during the three months ended March 31, 2018 to adjust for the tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance ("COLI") for prior years. These fair value changes had not previously been included as a benefit in the tax provisions of the related years. The decrease in the rate was partially offset by provisions of the Tax Act which disallowed certain fringe benefits, meals and entertainment deductions and performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). We currently estimate our annual effective income tax rate to be approximately 25% for 2018. The 14% effective tax rate in the three months ended Mach 31, 2018 differs from our estimated annual effective income tax rate of 25% primarily due to a discrete tax benefit of $4.5 million in the three months ended March 31, 2018 relating to the application of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” and the out of period discrete tax benefit of $2.5 million recorded in the three months ended March 31, 2018 relating to COLI as discussed above. We have described in further detail on ASU 2016-09 in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(r), Recently Adopted Accounting Pronouncements” of our 2017 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2018	2017 *As Adjusted

Net cash provided by operating activities	$59,735	$44,684
Net cash used in investing activities	(9,613)	(13,300)
Net cash used in financing activities	(14,970)	(11,928)
* See Note (1) to the accompanying Condensed Consolidated Financial Statements, “Basis of Presentation” for a summary of adjustments resulting from the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”

Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the third quarter of 2017, we paid off the remaining balance of our term debt. On February 9, 2018, we replaced our then-existing credit agreement with our New Credit Agreement (as defined below). As of March 31, 2018, zero was drawn from $389.8 million of available credit under the Senior Credit Facility (as defined below) and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our New Credit Agreement, under which our Senior Credit Facility is governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2017 Annual Report on Form 10-K.
We believe that cash generated from operations and available borrowings under our Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Senior Credit Facility or other borrowings under our New Credit Agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $59.7 million, compared to $44.7 million for the same period in 2017. The increase in net cash provided by operating activities was primarily attributable to (1) improved operating results, (2) a decrease in accounts receivable and subcontractor receivable between periods due to timing of collections, and (3) a decrease in income taxes receivable. The overall increase was partially offset by (1) a decrease in accounts payable and accrued expenses between periods due to timing of payments and (2) a decrease in income taxes payable between periods. Our Days Sales Outstanding (“DSO”) was 58 days at March 31, 2018, 63 days at December 31, 2017, and 61 days at March 31, 2017.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $9.6 million, compared to $13.3 million for the same period in 2017. The decrease was primarily due to net proceeds from restricted investments related to our captive insurance company of $0.8 million during the three months ended March 31, 2018, as compared to a net purchase of $2.8 million during the three months ended March 31, 2017. Capital expenditures were $5.7 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 was $15.0 million, primarily due to (1) $2.3 million payment of financing costs in connection with the new credit agreement, (2) $1.7 million for acquisition contingent consideration earn-out payments, and (3) $10.9 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the three months ended March 31, 2017 was $11.9 million, primarily due to $3.7 million for acquisition contingent consideration earn-out payments and $7.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

New Credit Agreement

On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing Credit Agreement. The Senior Credit Facility includes a $50 million sublimit for the issuance of letters of credit and a $50 million sublimit for swingline loans. Our obligations under the New Credit Agreement and the Senior Credit Facility are secured by substantially all of our assets. Borrowings under the Senior Credit Facility bear interest at floating rates, at our option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon our consolidated net leverage ratio. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Senior Credit Facility is February 9, 2023.

In connection with obtaining the New Credit Agreement, we incurred $2.3 million in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Senior Credit Facility. In addition, we wrote off $0.6 million of unamortized financing fees during three months ended March 31, 2018 related to our prior credit facilities. To help finance the MedPartners acquisition, we borrowed $195.0 million from the Senior Credit Facility in April 2018. The acquisition is more fully described in Note (10) to the accompanying Condensed Consolidated Financial Statements, “Subsequent Events.”

 Letters of Credit
 At March 31, 2018, we maintained outstanding standby letters of credit totaling $12.9 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $12.9 million of outstanding letters of credit, we have collateralized $2.7 million in cash and cash equivalents and the remaining amounts are collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2017 totaled $22.0 million.

Off-Balance Sheet Arrangements
 At March 31, 2018, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes, other than the New Credit Agreement described in the accompanying Note (5), “New Credit Agreement” and the associated borrowings described in the accompanying Note (10), “Subsequent Events,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2017 Annual Report that occurred during the three months ended March 31, 2018.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU becomes effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are required to adopt the guidance on a modified retrospective basis and can elect to apply optional practical expedients. We are in the process of analyzing the impact of this standard and evaluating the impact on our consolidated financial statements. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We expect to complete the evaluation and validate results by the end of the third quarter of 2018. We expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems by the end of the fourth quarter of 2018. We will adopt this standard in the first quarter of 2019, and apply the modified retrospective approach. The adoption of this standard will result in a significant increase to our consolidated balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2017 Annual Report and include but are not limited to:

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

•
the ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, online recruiting or otherwise, which may negatively affect our revenue, results of operations, and cash flows;

•	the repeal or significant erosion of the Patient Protection and Affordable Care Act without a corresponding replacement may negatively affect the demand for our services;

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

•
any technology disruptions or our inability to implement new infrastructure and technology systems effectively may adversely affect our operating results and our ability to manage our business effectively;

•
disruption to or failures of our SaaS-based technology within certain of our service offerings or our inability to adequately protect our intellectual property rights with respect to such technology, which could reduce client satisfaction, harm our reputation, and negatively affect our business;

•	the effect of cybersecurity risks and cyber incidents, which could adversely affect our business and disrupt our operations;

•
any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs, which could increase our operating costs and negatively affect our business and profitability;

•	any inability on our part to properly screen and match quality healthcare professionals with suitable placements, which may adversely affect demand for our services;

•	any inability on our part to successfully attract, develop and retain a sufficient number of quality sales and operations personnel;

•	our increasing dependence on third parties for the execution of certain critical functions;

•	the loss of our key officers and management personnel, which could adversely affect our business and operating results;

•	any inability to consummate and effectively integrate acquisitions into our business operations may adversely affect our long-term growth and our results of operations;

•	any inability on our part to maintain our positive brand awareness and identity;

•	any recognition by us of an impairment to the substantial amount of goodwill or indefinite-lived intangibles on our balance sheet;

•
our substantial indebtedness and any inability on our part to generate sufficient cash flow to service our debt, which could adversely affect our ability to raise additional capital to fund operations and limit our ability to react to changes in the economy or our industry;

•	the terms of our debt instruments that impose restrictions on us that may affect our ability to successfully operate our business; and

•	the effect of significant adverse adjustments by us to our insurance-related accruals, which could decrease our earnings or increase our losses, as the case may be.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2018, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2018. During the three months ended March 31, 2018, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

2.1
Membership Interest Purchase Agreement, dated as of April 9, 2018, by and among AMN Healthcare, Inc., MedPartners HIM, LLC, the owners listed on Schedule A thereto, and the Owner Representative as defined therein (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated April 9, 2018, filed with the SEC on April 10, 2018).

4.1
Credit Agreement, dated as of February 9, 2018, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Nursefinders, LLC, Shiftwise, Inc., AMN Vision Services, LLC, Locum Leaders of Missouri, LLC, Onward Healthcare, LLC, Locum Leaders, LLC, Medefis, Inc., Avantas, LLC, The First String Healthcare, Inc., MillicanSolutions, LLC, B. E. Smith, LLC, B. E. Smith Interim Services, LLC, HealthSource Global Staffing, Inc., Peak Provider Solutions, Inc., Peak Health Solutions, LLC, and Peak Government Services, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.*

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR)(Management Contract or Compensatory Plan or Arrangement).*

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement).*

10.3	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).*

10.4	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting with Deferral) (Management Contract or Compensatory Plan or Arrangement).*

10.5	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2018

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)