Form 10-Q
period 2018-06-30
AMN HEALTHCARE SERVICES INC
filed 2018-08-03
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 1, 2018, there were 47,492,913 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,894	$15,147
Accounts receivable, net of allowances of $9,710 and $9,801 at June 30, 2018 and December 31, 2017, respectively	354,781	350,496
Accounts receivable, subcontractor	34,657	41,012
Prepaid expenses	18,888	16,505
Other current assets	37,301	50,993
Total current assets	468,521	474,153
Restricted cash, cash equivalents and investments	61,839	64,315
Fixed assets, net of accumulated depreciation of $105,275 and $97,889 at June 30, 2018 and December 31, 2017, respectively	81,221	73,431
Other assets	83,034	74,366
Goodwill	439,134	340,596
Intangible assets, net of accumulated amortization of $101,557 and $90,685 at June 30, 2018 and December 31, 2017, respectively	339,514	227,096
Total assets	$1,473,263	$1,253,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,105	$130,319
Accrued compensation and benefits	130,258	121,423
Deferred revenue	13,615	8,384
Other current liabilities	16,261	5,146
Total current liabilities	283,239	265,272

Revolving credit facility	155,000	—
Notes payable, less unamortized fees	320,225	319,843
Deferred income taxes, net	19,863	27,036
Other long-term liabilities	78,192	79,279
Total liabilities	856,519	691,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,807 issued and 47,492 outstanding, respectively, at June 30, 2018 and 48,411 issued and 47,481 outstanding, respectively, at December 31, 2017	488	484
Additional paid-in capital	448,084	453,351
Treasury stock, at cost (1,315 and 930 shares at June 30, 2018 and December 31, 2017, respectively)	(54,316)	(33,425)
Retained earnings	222,528	142,229
Accumulated other comprehensive loss	(40)	(112)
Total stockholders’ equity	616,744	562,527
Total liabilities and stockholders’ equity	$1,473,263	$1,253,957

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$558,108	$489,803	$1,080,597	$984,972
Cost of revenue	377,152	328,791	731,817	662,184
Gross profit	180,956	161,012	348,780	322,788
Operating expenses:
Selling, general and administrative	115,535	96,673	220,272	198,746
Depreciation and amortization	10,606	7,959	18,492	15,627
Total operating expenses	126,141	104,632	238,764	214,373
Income from operations	54,815	56,380	110,016	108,415
Interest expense, net, and other	6,376	4,928	11,711	10,058
Income before income taxes	48,439	51,452	98,305	98,357
Income tax expense	12,910	20,197	20,095	35,094
Net income	$35,529	$31,255	$78,210	$63,263

Other comprehensive income (loss):
Foreign currency translation and other	91	(41)	72	(38)
Cash flow hedge, net of income taxes	—	(58)	—	(15)
Other comprehensive income (loss)	91	(99)	72	(53)

Comprehensive income	$35,620	$31,156	$78,282	$63,210

Net income per common share:
Basic	$0.75	$0.65	$1.64	$1.32
Diluted	$0.73	$0.63	$1.60	$1.28
Weighted average common shares outstanding:
Basic	47,653	47,916	47,693	47,849
Diluted	48,936	49,475	49,026	49,498

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017 *As Adjusted
Cash flows from operating activities:
Net income	$78,210	$63,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,492	15,627
Non-cash interest expense and other	1,277	1,121
Write-off of fees on the prior credit facilities	574	—
Change in fair value of contingent consideration	19	46
Increase in allowances for doubtful accounts and sales credits	4,809	7,740
Provision for deferred income taxes	(7,173)	(9,024)
Share-based compensation	6,145	5,243
Loss on disposal or sale of fixed assets	39	43
Amortization of discount on investments	(62)	(42)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,830	(360)
Accounts receivable, subcontractor	6,355	12,602
Income taxes receivable	13,986	(825)
Prepaid expenses	(2,012)	(2,964)
Other current assets	(613)	1,356
Other assets	556	(5,763)
Accounts payable and accrued expenses	(8,954)	(18,515)
Accrued compensation and benefits	5,468	(710)
Other liabilities	(6,588)	525
Deferred revenue	1,573	716
Restricted investments balance	7	(36)
Net cash provided by operating activities	125,938	70,043

Cash flows from investing activities:
Purchase and development of fixed assets	(16,457)	(11,741)
Purchase of investments	(6,742)	(7,251)
Proceeds from maturity of investments	8,200	8,200
Payments to fund deferred compensation plan	(4,724)	(6,824)
Equity investment	—	(2,000)
Cash paid for acquisitions, net of cash received	(218,047)	—
Cash paid for other intangibles	(1,180)	—
Net cash used in investing activities	(238,950)	(19,616)

	Six Months Ended June 30,
	2018	2017 *As Adjusted
Cash flows from financing activities:
Payments on term loans	—	(25,938)
Payments on revolving credit facility	(40,000)	—
Proceeds from revolving credit facility	195,000	—
Repurchase of common stock	(20,891)	(329)
Payment of financing costs	(2,331)	—
Earn-out payments for prior acquisitions	(1,713)	(3,677)
Proceeds from termination of derivative contract	—	85
Cash paid for shares withheld for taxes	(11,408)	(9,014)
Net cash provided by (used in) financing activities	118,657	(38,873)
Effect of exchange rate changes on cash	72	(38)
Net increase in cash, cash equivalents and restricted cash	5,717	11,516
Cash, cash equivalents and restricted cash at beginning of period	98,894	51,028
Cash, cash equivalents and restricted cash at end of period	$104,611	$62,544

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $193 and $58 capitalized for the six months ended June 30, 2018 and 2017, respectively)	$10,167	$9,129
Cash paid for income taxes	$14,405	$45,164
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$23,577	$—
Goodwill	98,538	—
Intangible assets	122,110	—
Liabilities assumed	(16,078)	—
Earn-out liabilities	(10,100)	—
Net cash paid for acquisitions	$218,047	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,800	$2,239
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
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings of $2,089, net of tax, primarily related to capitalization of contract costs. Prior period amounts are not retrospectively adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018. The Company expects the impact to be immaterial on an ongoing basis. See additional information regarding revenue recognition and disaggregated revenue in Note (3), “Revenue Recognition” and Note (5), “Segment Information,” respectively.

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and included certain restricted cash amounts for the period ended June 30, 2017 within the accompanying condensed consolidated statements of cash flows. These adjustments had no effect on previously reported results of operations or retained earnings. The following table provides a summary of the adjustments from amounts previously reported.

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Changes in assets and liabilities:
Other Current Assets	5,562	(4,206)	1,356
Restricted cash, cash equivalents and investments balance	(3,497)	3,461	(36)
Net cash provided by operating activities	70,788	(745)	70,043

Cash flows from investing activities
Change in restricted cash, cash equivalents and investments balance	(5)	5	—
Net cash used in investing activities	(19,621)	5	(19,616)

Net increase in cash, cash equivalents and restricted cash	$12,256	$(740)	$11,516
Cash, cash equivalents and restricted cash at the beginning of period	10,622	40,406	51,028
Cash, cash equivalents and restricted cash at the end of period	$22,878	$39,666	$62,544
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$22,894	$15,147
Restricted cash and cash equivalents (included in other current assets)	24,550	25,506
Restricted cash, cash equivalents and investments	61,839	64,315
Total cash, cash equivalents and restricted cash and investments	109,283	104,968
Less restricted investments	(4,672)	(6,074)
Total cash, cash equivalents and restricted cash	$104,611	$98,894

There were no other material impacts to the Company's consolidated financial statements as a result of adopting these updated standards.

2. ACQUISITIONS
As set forth below, the Company completed two acquisitions during the six months ended June 30, 2018. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.
MedPartners Acquisition
On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,933 included (1) $196,533 cash consideration paid upon acquisition, funded through borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), dated as of February 9, 2018, by and among the Company and several lenders, and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of MedPartners have been included in the Company’s other workforce solutions segment since the date of acquisition.
The preliminary allocation of the $200,933 purchase price consisted of (1) $27,975 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,339 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,297 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $46,000 of trademarks and $57,000 of customer relationships with a weighted average useful life of approximately sixteen years.
Phillips DiPisa and Leaders For Today Acquisition
On April 6, 2018, the Company completed its acquisition of two related entities, Phillips DiPisa and Leaders For Today (“PDA and LFT”), which offer a range of leadership staffing and permanent placement solutions for the healthcare industry. The initial purchase price of $35,968 included (1) $30,268 cash consideration paid upon acquisition, funded through cash on hand, and (2) a contingent earn-out payment of up to $7,000 with an estimated fair value of $5,700 as of the acquisition date. The contingent earn-out payment is based on the operating results of PDA and LFT for the twelve months ending December 31, 2018. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of PDA and LFT have been included in the Company’s other workforce solutions segment since the date of acquisition.
The preliminary allocation of the $35,968 purchase price consisted of (1) $4,356 of fair value of tangible assets acquired, which included $351 cash received, (2) $4,739 of liabilities assumed, (3) $19,110 of identified intangible assets, and (4) $17,241 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $5,400 of trademarks, $8,000 of customer relationships and $5,710 of staffing databases with a weighted average useful life of approximately twelve years.

3. REVENUE RECOGNITION
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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the six months ended June 30, 2018, the amount recognized as revenue that was previously deferred was not material.
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

See additional information regarding adoption of the new revenue standard in Note (1), “Basis of Presentation” and additional disclosures required by the new revenue standard in Note (5), “Segment Information.”

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$35,529	$31,255	$78,210	$63,263

Net income per common share - basic	$0.75	$0.65	$1.64	$1.32
Net income per common share - diluted	$0.73	$0.63	$1.60	$1.28

Weighted average common shares outstanding - basic	47,653	47,916	47,693	47,849
Plus dilutive effect of potential common shares	1,283	1,559	1,333	1,649
Weighted average common shares outstanding - diluted	48,936	49,475	49,026	49,498
Share-based awards to purchase 36 and 23 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2018, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 33 and 16 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2017, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Nurse and allied solutions	$332,728	$300,727	$670,907	$614,250
Locum tenens solutions	107,297	108,215	210,414	211,058
Other workforce solutions	118,083	80,861	199,276	159,664
	$558,108	$489,803	$1,080,597	$984,972
Segment operating income
Nurse and allied solutions	$43,936	$47,851	$95,741	$93,831
Locum tenens solutions	13,371	12,371	23,329	24,590
Other workforce solutions	28,576	22,041	48,427	41,898
	85,883	82,263	167,497	160,319
Unallocated corporate overhead	17,181	15,362	32,844	31,034
Depreciation and amortization	10,606	7,959	18,492	15,627
Share-based compensation	3,281	2,562	6,145	5,243
Interest expense, net, and other	6,376	4,928	11,711	10,058
Income before income taxes	$48,439	$51,452	$98,305	$98,357
The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client's contingent staffing needs. This service includes both the placement of the Company's own healthcare professionals and the utilization of other staffing agencies to fulfill the client's staffing needs. See additional information in Note (3), “Revenue Recognition.” For the three months ended June 30, 2018 and 2017, revenue under the Company’s managed services program arrangements comprised approximately 56% and 55% for nurse and allied solutions revenue, 14% and 11% for locum tenens solutions revenue and 6% and 8% for other workforce solutions revenue, respectively. For the six months ended June 30, 2018 and 2017, revenue under the Company’s managed services program arrangements comprised approximately 60% and 56% for nurse and allied solutions revenue, 14% and 12% for locum tenens solutions revenue and 8% and 8% for other workforce solutions revenue, respectively.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2018	$103,107	$19,743	$217,746	$340,596
Goodwill from MedPartners acquisition	—	—	81,297	81,297
Goodwill from PDA and LFT acquisition	—	—	17,241	17,241
Balance, June 30, 2018	$103,107	$19,743	$316,284	$439,134
Accumulated impairment loss as of December 31, 2017 and June 30, 2018	$154,444	$53,940	$6,555	$214,939

6. NEW CREDIT AGREEMENT

On February 9, 2018, the Company entered into the New Credit Agreement with several lenders to provide for the $400,000 Senior Credit Facility to replace its then-existing credit facilities. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. The obligations of the Company under the New Credit Agreement and the Senior Credit Facility are secured by substantially all of the assets of the Company. Borrowings under the Senior Credit Facility bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Senior Credit Facility is February 9, 2023.

In connection with obtaining the New Credit Agreement, the Company incurred $2,331 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the New Credit Facility. In addition, the Company wrote off $574 of unamortized financing fees during the six months ended June 30, 2018 relating to the prior credit facilities.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2017 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2018.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $32,228 commercial paper issued and outstanding as of June 30, 2018, $4,672 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2017, the Company had $28,708 commercial paper issued and outstanding, of which $6,074 had original maturities greater than three months and were considered available-for-sale securities.
The Company’s contingent consideration liabilities are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,728	$2,728	$—	$—
Commercial paper	32,228	—	32,228	—
Acquisition contingent consideration liabilities	(10,119)	—	—	(10,119)

	Fair Value Measurements as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,713	$2,713	$—	$—
Commercial paper	28,708	—	28,708	—
Acquisition contingent consideration liabilities	(2,070)	—	—	(2,070)
Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30,
	2018	2017
Balance as of April 1,	$—	$(1,909)
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	(5,700)	—
Contingent consideration liability from MedPartners acquisition on April 9, 2018	(4,400)	—
Change in fair value of contingent consideration liability from HealthSource Global Stafffing (“HSG”) acquisition	—	(23)
Change in fair value of contingent consideration liability from PDA and LFT acquisition	(19)	—
Balance as of June 30,	$(10,119)	$(1,932)

	Six Months Ended June 30,
	2018	2017
Balance as of January 1,	$(2,070)	$(6,816)
Settlement of The First String Healthcare contingent consideration liability for year ended December 31, 2016	—	3,000
Settlement of HSG contingent consideration liability for year ended December 31, 2016	70	1,930
Settlement of HSG contingent consideration liability for year ended December 31, 2017	2,000	—
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	(5,700)	—
Contingent consideration liability from MedPartners acquisition on April 9, 2018	(4,400)	—
Change in fair value of contingent consideration liability from HSG acquisition	—	(46)
Change in fair value of contingent consideration liability from PDA and LFT acquisition	(19)	—
Balance as of June 30,	$(10,119)	$(1,932)
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
There were no triggering events identified and no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments during the six months ended June 30, 2018 and 2017.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2018, the Company's senior notes have a carrying amount of $325,000 and an estimated fair value of $315,250. As of December 31, 2017, the senior notes had a carrying amount of $325,000 and an estimated fair value of $335,156. Quoted market prices in active markets for identical liabilities based inputs (level 1) were used to estimate fair value. The senior notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2017 Annual Report.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2018, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2006, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2014. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively.

The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

Immaterial Tax Correction Related to Prior Periods

During the first quarter of 2018, the Company identified an error related to the income tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance (COLI) for prior years. These fair value changes had not previously been included as a net tax benefit in the provision for prior periods. In accordance with ASC 250, Accounting Changes and Error Corrections, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was not material to the consolidated financial statements of prior years, nor is it believed to be material to 2018’s full year consolidated financial statements. As result, the Company recorded a net tax benefit of $2,501 in the six months ended June 30, 2018 to adjust for this immaterial error correction.

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

9. COMMITMENTS AND CONTINGENCIES: LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates, employees were not afforded required breaks or compensated for all time worked and the employees' wage statements are not sufficiently clear. While the Company believes that its wage and hour practices conform with law in all material respects, litigation is always subject to inherent uncertainty, and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company beyond the amounts accrued.
With regards to outstanding loss contingencies as of June 30, 2018, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Other current assets:
Restricted cash and cash equivalents	$24,550	$25,506
Income tax receivable	1,912	15,898
Other	10,839	9,589
Other current assets	$37,301	$50,993

Fixed assets:
Furniture and equipment	$31,123	$29,494
Software	147,094	132,770
Leasehold improvements	8,279	9,056
	186,496	171,320
Accumulated depreciation	(105,275)	(97,889)
Fixed assets, net	$81,221	$73,431

Other assets:
Life insurance cash surrender value	$54,158	$48,145
Other	28,876	26,221
Other assets	$83,034	$74,366

Accounts payable and accrued expenses:
Trade accounts payable	$26,369	$31,420
Subcontractor payable	34,354	41,786
Accrued expenses	47,545	40,403
Professional liability reserve	8,575	7,672
Other	6,262	9,038
Accounts payable and accrued expenses	$123,105	$130,319

Accrued compensation and benefits:
Accrued payroll	$39,428	$33,923
Accrued bonuses	15,431	19,489
Accrued travel expense	4,727	3,256
Health insurance reserve	4,078	3,658
Workers compensation reserve	7,970	8,553
Deferred compensation	55,320	49,330
Other	3,304	3,214
Accrued compensation and benefits	$130,258	$121,423

Other long-term liabilities:
Workers compensation reserve	$19,225	$19,074
Professional liability reserve	36,076	38,964
Deferred rent	14,890	14,744
Unrecognized tax benefits	4,890	5,270
Deferred revenue	1,279	960
Other	1,832	267
Other long-term liabilities	$78,192	$79,279

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended June 30, 2018, we recorded revenue of $558.1 million, as compared to $489.8 million for the same period last year. For the three months ended June 30, 2018, we recorded net income of $35.5 million, as compared to $31.3 million for the same period last year. For the six months ended June 30, 2018, we recorded revenue of $1,080.6 million, as compared to $985.0 million for the same period last year. For the six months ended June 30, 2018, we recorded net income of $78.2 million, as compared to $63.3 million for the same period last year.
Nurse and allied solutions segment revenue comprised 62% of total consolidated revenue for both the six months ended June 30, 2018 and 2017. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions revenue comprised 20% and 22% of total consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days to one year.

Other workforce solutions segment revenue comprised 18% and 16% of total consolidated revenue for the six months ended June 30, 2018 and 2017, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) mid-revenue cycle management and related consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on April 6, 2018 and April 9, 2018, we acquired Phillips DiPisa and Leaders For Today (“PDA and LFT” or “PDA/LFT”) and MedPartners HIM (“MedPartners”), respectively. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. MedPartners provides mid-revenue cycle management solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. See additional information in the accompanying Note (2), “Acquisitions.”

Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends.
The U.S. Bureau of Labor Statistics’ survey data reflects near record levels of healthcare job openings and quits. We view this data, along with a nearly 20-year-low unemployment rate and continued economic growth as positive trends for the healthcare staffing industry. The low unemployment rate has led to some wage growth to attract healthcare professionals. We work to pass these increases on to our clients but have experienced margin pressure in our locum tenens solutions segment.

We continue to see the benefits of our workforce solutions strategy, particularly with our managed services programs. As a result of our ongoing focus on these strategic relationships, we continue to increase the percentage of our staffing revenue derived from our managed services program clients.

In our nurse and allied solutions segment, new orders in our travel nurse business are relatively flat presenting challenges to volume growth. We believe this is the result of clients hiring more permanent staff and increasing the utilization of their staff. Although we continue to negotiate bill rate increases, our clients are decreasing the portion of nursing placements utilizing premium bill rates, which has lowered the overall average bill rate in this segment.

In our locum tenens solutions segment, in late 2017 and in the first half of 2018 we made operating model changes and implemented new front and back office technologies. Although these changes are expected to have a long-term positive impact on our growth and profitability, in the short-term, these changes have been disruptive to our productivity and revenue, and we expect the impact of this to continue through 2018.

In our other workforce solutions segment, our mid-revenue cycle management and workforce consulting businesses are growing. Our vendor management systems businesses are being negatively impacted by the tepid demand environment.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The MedPartners and PDA/LFT acquisitions impact the comparability of the results between the three and six months ended June 30, 2018 and 2017 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.6	67.1	67.7	67.2
Gross profit	32.4	32.9	32.3	32.8
Selling, general and administrative	20.7	19.7	20.4	20.2
Depreciation and amortization	1.9	1.7	1.7	1.6
Income from operations	9.8	11.5	10.2	11.0
Interest expense, net, and other	1.1	1.0	1.1	1.0
Income before income taxes	8.7	10.5	9.1	10.0
Income tax expense	2.3	4.1	1.9	3.6
Net income	6.4%	6.4%	7.2%	6.4%

Comparison of Results for the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue. Revenue increased 14% to $558.1 million for the three months ended June 30, 2018 from $489.8 million for the same period in 2017, primarily attributable to additional revenue of $35.6 million from our PDA/LFT and MedPartners acquisitions with the remainder of the increase driven by 7% organic growth.
Nurse and allied solutions segment revenue increased 11% to $332.7 million for the three months ended June 30, 2018 from $300.7 million for the same period in 2017. The $32.0 million increase was primarily attributable to an approximately $25.0 million increase in labor disruption revenue and a 4% increase in the average number of healthcare professionals on assignment, partially offset by a 3% decrease in the average bill rate during the three months ended June 30, 2018.
 Locum tenens solutions segment revenue decreased 1% to $107.3 million for the three months ended June 30, 2018 from $108.2 million for the same period in 2017. The $0.9 million decrease was primarily attributable to a 6% decrease in the number of days filled during the three months ended June 30, 2018, partially offset by a 5% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 46% to $118.1 million for the three months ended June 30, 2018 from $80.9 million for the same period in 2017. Of the $37.2 million increase, $35.6 million was attributable to additional revenue in connection with the PDA/LFT and MedPartners acquisitions, with the remainder primarily attributable to growth in our interim leadership, mid-revenue cycle management and workforce consulting businesses, partially offset by a decline in our VMS business during the three months ended June 30, 2018.

Gross Profit. Gross profit increased 12% to $181.0 million for the three months ended June 30, 2018 from $161.0 million for the same period in 2017, representing gross margins of 32.4% and 32.9%, respectively. The gross margin for the three months ended June 30, 2018 was positively impacted by higher-than-average gross margins from the recently acquired companies and a change in our physician permanent placement business model that prompted a $3.2 million classification of certain recruiter compensation expenses to SG&A (as defined below) that was previously in cost of revenue. These positives were partly offset by a below-average labor disruption gross margin. Net of these factors, our year-over-year gross margin declined primarily due to a lower margin in our Nurse and Allied and Other Workforce Solutions segments. Gross margin by reportable segment for the three months ended June 30, 2018 and 2017 was 26.3% and 27.8% for nurse and allied solutions, 29.8% and 30.0% for locum tenens solutions, and 52.2% and 55.7% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the additions of PDA/LFT and MedPartners during the three months ended June 30, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $115.5 million, representing 20.7% of revenue, for the three months ended June 30, 2018, as compared to $96.7 million, representing 19.7% of revenue, for the same period in 2017. The increase in SG&A expenses was primarily due to $7.5 million of additional SG&A expenses from the PDA/LFT and MedPartners acquisitions, $1.1 million increase in acquisition and integration costs, $2.1 million lower actuarial-based decrease in our professional liability reserves as compared to the same period in 2017, and other expenses associated with our revenue growth. The year over year increase in SG&A expenses in the nurse and allied solutions segment was primarily driven by the additional expenses to support the labor disruption revenue during the three months ended June 30, 2018 and additional employee and insurance expenses associated with the revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended June 30,
	2018	2017
Nurse and allied solutions	$43,479	$35,703
Locum tenens solutions	18,577	20,073
Other workforce solutions	33,017	22,973
Unallocated corporate overhead	17,181	15,362
Share-based compensation	3,281	2,562
	$115,535	$96,673
Depreciation and Amortization Expenses. Amortization expense increased 41% to $6.5 million for the three months ended June 30, 2018 from $4.6 million for the same period in 2017, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the PDA/LFT and MedPartners acquisitions. Depreciation expense increased 24% to $4.1 million for the three months ended June 30, 2018 from $3.3 million for the same period in 2017, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $6.4 million during the three months ended June 30, 2018 as compared to $4.9 million for the same period in 2017. The increase is primarily due to a higher average debt outstanding balance for the three months ended June 30, 2018, which resulted from borrowings used to finance the MedPartners acquisition.
Income Tax Expense. Income tax expense was $12.9 million for the three months ended June 30, 2018 as compared to income tax expense of $20.2 million for the same period in 2017, reflecting effective income tax rates of 27% and 39% for the three months ended June 30, 2018 and 2017, respectively. The difference in the effective income tax rate was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective 2018. The decrease in the rate was partially offset by provisions of the Tax Act which disallowed certain fringe benefits, meals and entertainment deductions and performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). We currently estimate our annual effective income tax rate to be approximately 24% for 2018.

Comparison of Results for the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenue. Revenue increased 10% to $1,080.6 million for the six months ended June 30, 2018 from $985.0 million for the same period in 2017, primarily attributable to additional revenue of $35.6 million from our PDA/LFT and MedPartners acquisitions with the remainder of the increase driven by 6% organic growth.
Nurse and allied solutions segment revenue increased 9% to $670.9 million for the six months ended June 30, 2018 from $614.3 million for the same period in 2017. The $56.6 million increase was primarily attributable to an approximately $25.0 million increase in labor disruption revenue and a 5% increase in the average number of healthcare professionals on assignment, partially offset by a 2% decrease in the average bill rate during the six months ended June 30, 2018.

 Locum tenens solutions segment revenue decreased slightly to $210.4 million for the six months ended June 30, 2018 from $211.1 million for the same period in 2017. The $0.7 million decrease was primarily attributable to a 5% decrease in the number of days filled during the six months ended June 30, 2018, partially offset by a 5% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 25% to $199.3 million for the six months ended June 30, 2018 from $159.7 million for the same period in 2017. Of the $39.6 million increase, $35.6 million was attributable to additional revenue in connection with the PDA/LFT and MedPartners acquisitions, with the remainder primarily attributable to growth in our interim leadership, mid-revenue cycle management and workforce consulting businesses, partially offset by declines in our permanent placement business during the six months ended June 30, 2018.

Gross Profit. Gross profit increased 8% to $348.8 million for the six months ended June 30, 2018 from $322.8 million for the same period in 2017, representing gross margins of 32.3% and 32.8%, respectively. The gross margin for the six months ended June 30, 2018 was positively impacted by higher-than-average gross margins from the recently acquired companies and a change in our physician permanent placement business model that prompted a $3.2 million classification of certain recruiter compensation expenses to SG&A (as defined below) that was previously in cost of revenue. These positives were partly offset by a below-average labor disruption gross margin. Net of these factors, our year-over-year gross margin declined primarily due to a lower margin in our Nurse and Allied and Other Workforce Solutions segments. Gross margin by reportable segment for the six months ended June 30, 2018 and 2017 was 27.2% and 27.7% for nurse and allied solutions, 29.2% and 30.3% for locum tenens solutions, and 52.7% and 55.3% for other workforce solutions, respectively. The other workforce solutions segment decrease was primarily due to the change in sales mix resulting from the additions of PDA/LFT and MedPartners during the six months ended June 30, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $220.3 million, representing 20.4% of revenue, for the six months ended June 30, 2018, as compared to $198.7 million, representing 20.2% of revenue, for the same period in 2017. The increase in SG&A expenses was primarily due to $7.5 million of additional SG&A expenses from the PDA/LFT and MedPartners acquisitions, $0.9 million increase in acquisition and integration costs, $2.1 million lower actuarial-based decrease in our professional liability reserves as compared to the same period in 2017 and other expenses associated with our revenue growth. The year over year increase in SG&A expenses in the nurse and allied solutions segment was primarily driven by additional expenses to support the labor disruption revenue during the six months ended June 30, 2018 and additional employee and insurance expenses associated with the revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Six Months Ended June 30,
	2018	2017
Nurse and allied solutions	$86,464	$76,580
Locum tenens solutions	38,168	39,432
Other workforce solutions	56,651	46,457
Unallocated corporate overhead	32,844	31,034
Share-based compensation	6,145	5,243
	$220,272	$198,746
Depreciation and Amortization Expenses. Amortization expense increased 18% to $10.9 million for the six months ended June 30, 2018 from $9.2 million for the same period in 2017, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the PDA/LFT and MedPartners acquisitions. Depreciation expense increased 19% to $7.6 million for the six months ended June 30, 2018 from $6.4 million for the same period in 2017, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $11.7 million during the six months ended June 30, 2018 as compared to $10.1 million for the same period in 2017. The increase is primarily due to the write-off of unamortized deferred financing fees in connection with the refinancing of our prior credit facilities during the first quarter of 2018 and a higher average debt outstanding balance for the six months ended June 30, 2018, which resulted from borrowings used to finance the MedPartners acquisition. See additional information in the accompanying Note (6), “New Credit Agreement.”
Income Tax Expense. Income tax expense was $20.1 million for the six months ended June 30, 2018 as compared to income tax expense of $35.1 million for the same period in 2017, reflecting effective income tax rates of 20% and 36% for the six months ended June 30, 2018 and 2017, respectively. The difference in the effective income tax rate was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective 2018. In addition, the Company recorded a net tax benefit of $2.7 million during the six months ended June 30, 2018 to adjust for the tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance ("COLI") as of June 30, 2018. See accompanying Note (8), "Income Taxes" for discussion of immaterial tax correction related to prior periods. The decrease in the rate was partially offset by provisions of the Tax Act which disallowed certain fringe benefits, meals and entertainment deductions and performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). We currently estimate our annual effective income tax rate to be approximately 24% for 2018. The 20% effective tax rate in the six months ended June 30, 2018 differs from our estimated annual effective income tax rate of 24% primarily due to a discrete tax benefit of $5.1 million in the six months ended June 30, 2018 relating to the application of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” and the net tax benefit recorded in the six months ended June 30, 2018 relating to COLI as discussed above. We have described ASU 2016-09 in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(r), Recently Adopted Accounting Pronouncements” of our 2017 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Six Months Ended June 30,
	2018	2017 *As Adjusted

Net cash provided by operating activities	$125,938	$70,043
Net cash used in investing activities	(238,950)	(19,616)
Net cash provided by (used in) financing activities	118,657	(38,873)
* See Note (1) to the accompanying Condensed Consolidated Financial Statements, “Basis of Presentation” for a summary of adjustments resulting from the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the third quarter of 2017, we paid off the remaining balance of our term debt. On February 9, 2018, we replaced our then-existing credit agreement with our New Credit Agreement (as defined below). As of June 30, 2018, $155 million was drawn with $234.8 million of available credit under the Senior Credit Facility (as defined below) and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our New Credit Agreement, under which our Senior Credit Facility is governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2017 Annual Report on Form 10-K.
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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $125.9 million, compared to $70.0 million for the same period in 2017. The increase in net cash provided by operating activities was primarily attributable to (1) improved operating results, (2) a decrease in accounts receivable between periods due to timing of collections, (3) a decrease in income taxes receivable, and (4) increases in accounts payable and accrued expenses as well as accrued compensation and benefits between periods due to timing of payments. The overall increase was partially offset by a decrease in other liabilities between periods. Our Days Sales Outstanding (“DSO”) was 58 days at June 30, 2018, 63 days at December 31, 2017, and 62 days at June 30, 2017.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $239.0 million, compared to $19.6 million for the same period in 2017. The increase was primarily due to $218.0 million used for acquisitions during the six months ended June 30, 2018, as compared to no cash paid for acquisitions during the six months ended June 30, 2017. See additional information in the accompanying Note (2), “Acquisitions.” Capital expenditures were $16.5 million and $11.7 million for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $118.7 million, primarily due to borrowings of $195.0 million under the Senior Credit Facility (as defined below), partially offset by (1) the repayment of $40.0 million under the Senior Credit facility, (2) $20.9 million paid in connection with the repurchase of our common stock, (3) $2.3 million payment of financing costs in connection with the new credit agreement, (4) $1.7 million for prior acquisition contingent consideration earn-out payments, and (5) $11.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the six months ended June 30, 2017 was $38.9 million, primarily due to (1) the repayment of $25.9 million under our then-existing term loan, (2) $3.7 million for prior acquisitions contingent consideration earn-out payments, and (3) $9.0 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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

In connection with obtaining the New Credit Agreement, we incurred $2.3 million in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Senior Credit Facility. In addition, we wrote off $0.6 million of unamortized financing fees during six months ended June 30, 2018 related to our prior credit facilities. To help finance the MedPartners acquisition, we borrowed $195.0 million from the Senior Credit Facility in April 2018. We paid down $40 million during the second quarter of 2018. The acquisition is more fully described in Note (2) to the accompanying Condensed Consolidated Financial Statements, “Acquisitions.”
 Letters of Credit
 At June 30, 2018, we maintained outstanding standby letters of credit totaling $12.9 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $12.9 million of outstanding letters of credit, we have collateralized $2.7 million in cash and cash equivalents and the remaining amounts are collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2017 totaled $22.0 million.

Off-Balance Sheet Arrangements
 At June 30, 2018, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes occurred during the six months ended June 30, 2018, other than the New Credit Agreement described in the accompanying Note (6), “New Credit Agreement” and the associated borrowings, to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2017 Annual Report.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU becomes effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are in the process of analyzing the impact of this standard and evaluating the impact on our consolidated financial statements. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We expect to complete the evaluation and validate results by the end of the third quarter of 2018. We expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems by the end of the fourth quarter of 2018. The FASB recently issued guidance that provides an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in Accounting Standards Codification 840, Leases, including its disclosure requirements, in the comparative periods presented. We will adopt this standard in the first quarter of 2019, and plan to apply the optional transition method and may elect to apply optional practical expedients. The adoption of this standard will result in a significant increase to our consolidated balance sheet for lease liabilities and right-of-use assets, which has not yet been quantified.
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

•
any inability on our part to grow and operate our business profitably in compliance with federal and state healthcare industry regulation, including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding employment and compensation practices and government contracting;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2018, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 3, 2018

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2018

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)