Form 10-Q
period 2018-09-30
AMN HEALTHCARE SERVICES INC
filed 2018-11-02
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 31, 2018, there were 46,867,877 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,614	$15,147
Accounts receivable, net of allowances of $9,741 and $9,801 at September 30, 2018 and December 31, 2017, respectively	366,436	350,496
Accounts receivable, subcontractor	44,891	41,012
Prepaid expenses	14,540	16,505
Other current assets	35,358	50,993
Total current assets	479,839	474,153
Restricted cash, cash equivalents and investments	59,453	64,315
Fixed assets, net of accumulated depreciation of $109,846 and $97,889 at September 30, 2018 and December 31, 2017, respectively	86,817	73,431
Other assets	93,206	74,366
Goodwill	438,299	340,596
Intangible assets, net of accumulated amortization of $108,283 and $90,685 at September 30, 2018 and December 31, 2017, respectively	332,788	227,096
Total assets	$1,490,402	$1,253,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$142,543	$130,319
Accrued compensation and benefits	135,632	121,423
Deferred revenue	13,107	8,384
Other current liabilities	11,806	5,146
Total current liabilities	303,088	265,272

Revolving credit facility	150,000	—
Notes payable, less unamortized fees	320,416	319,843
Deferred income taxes, net	24,651	27,036
Other long-term liabilities	77,527	79,279
Total liabilities	875,682	691,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,809 issued and 46,914 outstanding at September 30, 2018 and 48,411 issued and 47,481 outstanding at December 31, 2017	488	484
Additional paid-in capital	449,868	453,351
Treasury stock, at cost (1,895 and 930 shares at September 30, 2018 and December 31, 2017, respectively)	(86,175)	(33,425)
Retained earnings	250,446	142,229
Accumulated other comprehensive income (loss)	93	(112)
Total stockholders’ equity	614,720	562,527
Total liabilities and stockholders’ equity	$1,490,402	$1,253,957

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$526,842	$494,406	$1,607,439	$1,479,378
Cost of revenue	351,695	334,867	1,083,512	997,051
Gross profit	175,147	159,539	523,927	482,327
Operating expenses:
Selling, general and administrative	121,216	100,579	341,488	299,325
Depreciation and amortization	11,296	8,132	29,788	23,759
Total operating expenses	132,512	108,711	371,276	323,084
Income from operations	42,635	50,828	152,651	159,243
Interest expense, net, and other	4,649	4,837	16,360	14,895
Income before income taxes	37,986	45,991	136,291	144,348
Income tax expense	10,068	17,863	30,163	52,957
Net income	$27,918	$28,128	$106,128	$91,391

Other comprehensive income (loss):
Foreign currency translation and other	133	(73)	205	(111)
Cash flow hedge, net of income taxes	—	—	—	(15)
Other comprehensive income (loss)	133	(73)	205	(126)

Comprehensive income	$28,051	$28,055	$106,333	$91,265

Net income per common share:
Basic	$0.59	$0.59	$2.23	$1.91
Diluted	$0.58	$0.57	$2.17	$1.85
Weighted average common shares outstanding:
Basic	47,286	47,912	47,556	47,870
Diluted	48,529	49,445	48,859	49,480

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017 *As Adjusted
Cash flows from operating activities:
Net income	$106,128	$91,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,788	23,759
Non-cash interest expense and other	591	1,718
Write-off of fees on the prior credit facilities	574	—
Change in fair value of contingent consideration	(1,307)	66
Increase in allowances for doubtful accounts and sales credits	6,240	9,012
Provision for deferred income taxes	(2,384)	(9,512)
Share-based compensation	7,954	7,720
Loss on disposal or sale of fixed assets	40	130
Amortization of discount on investments	(78)	(112)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	743	(10,631)
Accounts receivable, subcontractor	(3,879)	12,033
Income taxes receivable	12,997	(1,854)
Prepaid expenses	2,334	(1,643)
Other current assets	446	6,100
Other assets	(1,019)	(5,204)
Accounts payable and accrued expenses	7,311	(20,442)
Accrued compensation and benefits	11,014	3,991
Other liabilities	(10,423)	(5,112)
Deferred revenue	1,062	678
Restricted investments balance	(86)	8
Net cash provided by operating activities	168,046	102,096

Cash flows from investing activities:
Purchase and development of fixed assets	(23,922)	(17,168)
Purchase of investments	(27,185)	(11,021)
Proceeds from maturity of investments	10,400	17,200
Payments to fund deferred compensation plan	(7,800)	(10,056)
Equity investment	(4,600)	(2,000)
Cash paid for acquisitions, net of cash received	(217,361)	—
Cash paid for other intangibles	(1,180)	—
Cash paid for working capital adjustments and holdback liability for prior year acquisitions	—	(1,000)
Net cash used in investing activities	(271,648)	(24,045)

	Nine Months Ended September 30,
	2018	2017 *As Adjusted
Cash flows from financing activities:
Payments on term loans	—	(44,063)
Payments on revolving credit facility	(45,000)	—
Proceeds from revolving credit facility	195,000	—
Repurchase of common stock	(52,750)	(7,097)
Payment of financing costs	(2,331)	—
Earn-out payments for prior acquisitions	(1,713)	(3,677)
Proceeds from termination of derivative contract	—	85
Cash paid for shares withheld for taxes	(11,432)	(9,072)
Net cash provided by (used in) financing activities	81,774	(63,824)
Effect of exchange rate changes on cash	205	(111)
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,623)	14,116
Cash, cash equivalents and restricted cash at beginning of period	98,894	51,028
Cash, cash equivalents and restricted cash at end of period	$77,271	$65,144

Supplemental disclosures of cash flow information:
Cash paid for interest (net of $368 and $113 capitalized for the nine months ended September 30, 2018 and 2017, respectively)	$11,521	$9,395
Cash paid for income taxes	$21,223	$65,998
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$24,027	$—
Goodwill	97,703	—
Intangible assets	122,111	—
Liabilities assumed	(16,380)	—
Earn-out liabilities	(10,100)	—
Net cash paid for acquisitions	$217,361	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$4,504	$3,156
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 16, 2018 (“2017 Annual Report”).
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. Actual results could differ from those estimates under different assumptions or conditions.
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings of $2,089, net of tax, primarily related to capitalization of contract costs. Prior period amounts are not retrospectively adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018. The Company expects the impact to be immaterial on an ongoing basis. See additional information regarding revenue recognition and disaggregated revenue in Note (3), “Revenue Recognition” and Note (5), “Segment Information,” respectively.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB also subsequently issued ASU 2018-03, which provides amendments to ASU 2016-01. These standards require equity investments, except those accounted for using the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income. The new guidance also provides a measurement alternative for equity investments that do not have readily determinable fair values, which were previously accounted for under the cost method of accounting, to be recorded at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. For public entities, these standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted the standards prospectively effective January 1, 2018 and elected to use the measurement alternative. See additional information in Note (7), “Fair Value Measurement.”

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, “restricted cash”). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and included certain restricted cash amounts for the period ended September 30, 2017 within the accompanying condensed consolidated statements of cash flows. These adjustments had no effect on previously reported results of operations or retained earnings. The following table provides a summary of the adjustments from amounts previously reported.

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Changes in assets and liabilities:
Other current assets	10,155	(4,055)	6,100
Restricted cash, cash equivalents and investments balance	(9,761)	9,769	8
Net cash provided by operating activities	96,382	5,714	102,096

Cash flows from investing activities
Change in restricted cash, cash equivalents and investments balance	601	(601)	—
Net cash used in investing activities	(23,444)	(601)	(24,045)

Net increase in cash, cash equivalents and restricted cash	$9,003	$5,113	$14,116
Cash, cash equivalents and restricted cash at the beginning of period	10,622	40,406	51,028
Cash, cash equivalents and restricted cash at the end of period	$19,625	$45,519	$65,144
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$18,614	$15,147
Restricted cash and cash equivalents (included in other current assets)	22,227	25,506
Restricted cash, cash equivalents and investments	59,453	64,315
Total cash, cash equivalents and restricted cash and investments	100,294	104,968
Less restricted investments	(23,023)	(6,074)
Total cash, cash equivalents and restricted cash	$77,271	$98,894

There were no other material impacts to the Company's consolidated financial statements as a result of adopting these updated standards.
Reclassification
To conform to the current year presentation, certain reclassifications that are not material have been made to the prior year's balances in Note (10), “Balance Sheet Details."

2. ACQUISITIONS
As set forth below, the Company completed two acquisitions during the nine months ended September 30, 2018. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, the Company did not incur any material acquisition-related costs.
MedPartners Acquisition
On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,711 included (1) $196,533 cash consideration paid upon acquisition, funded through borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), dated as of February 9, 2018, by and among the Company and several lenders, and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of MedPartners have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $222 was returned to the Company for the final working capital settlement.
The preliminary allocation of the $200,711 purchase price consisted of (1) $28,425 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,809 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,095 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $46,000 of trademarks and $57,000 of customer relationships with a weighted average useful life of approximately sixteen years.
Phillips DiPisa and Leaders For Today Acquisition
On April 6, 2018, the Company completed its acquisition of two related entities, Phillips DiPisa and Leaders For Today (“PDA and LFT”), which offer a range of leadership staffing and permanent placement solutions for the healthcare industry. The initial purchase price of $35,503 included (1) $30,268 cash consideration paid upon acquisition, funded through cash on hand, and (2) a contingent earn-out payment of up to $7,000 with an estimated fair value of $5,700 as of the acquisition date. The contingent earn-out payment is based on the operating results of PDA and LFT for the twelve months ending December 31, 2018. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of PDA and LFT have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $465 was returned to the Company for the final working capital settlement.
The preliminary allocation of the $35,503 purchase price consisted of (1) $4,356 of fair value of tangible assets acquired, which included $351 cash received, (2) $4,571 of liabilities assumed, (3) $19,110 of identified intangible assets, and (4) $16,608 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $5,400 of trademarks, $8,000 of customer relationships and $5,710 of staffing databases with a weighted average useful life of approximately twelve years.

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

The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the nine months ended September 30, 2018, the amount recognized as revenue that was previously deferred was not material.
Under the new revenue recognition standard, the Company has elected to apply the following practical expedients and optional exemptions:

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$27,918	$28,128	$106,128	$91,391

Net income per common share - basic	$0.59	$0.59	$2.23	$1.91
Net income per common share - diluted	$0.58	$0.57	$2.17	$1.85

Weighted average common shares outstanding - basic	47,286	47,912	47,556	47,870
Plus dilutive effect of potential common shares	1,243	1,533	1,303	1,610
Weighted average common shares outstanding - diluted	48,529	49,445	48,859	49,480
Share-based awards to purchase 36 and 27 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2018, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 10 and 14 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2017, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Nurse and allied solutions	$306,292	$302,933	$977,199	$917,183
Locum tenens solutions	101,102	111,415	311,516	322,473
Other workforce solutions	119,448	80,058	318,724	239,722
	$526,842	$494,406	$1,607,439	$1,479,378
Segment operating income
Nurse and allied solutions	$42,165	$40,807	$137,906	$134,638
Locum tenens solutions	10,992	14,438	34,321	39,028
Other workforce solutions	29,010	19,890	77,437	61,788
	82,167	75,135	249,664	235,454
Unallocated corporate overhead	26,427	13,698	59,271	44,732
Depreciation and amortization	11,296	8,132	29,788	23,759
Share-based compensation	1,809	2,477	7,954	7,720
Interest expense, net, and other	4,649	4,837	16,360	14,895
Income before income taxes	$37,986	$45,991	$136,291	$144,348
The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client's contingent staffing needs. This service includes both the placement of the Company's own healthcare professionals and the utilization of other staffing agencies to fulfill the client's staffing needs. See additional information in Note (3), “Revenue Recognition.” For the three months ended September 30, 2018 and 2017, revenue under the Company’s managed services program arrangements comprised approximately 61% and 59% for nurse and allied solutions revenue, 17% and 13% for locum tenens solutions revenue and 5% and 7% for other workforce solutions revenue, respectively. For the nine months ended September 30, 2018 and 2017, revenue under the Company’s managed services program arrangements comprised approximately 60% and 57% for nurse and allied solutions revenue, 16% and 12% for locum tenens solutions revenue and 7% and 7% for other workforce solutions revenue, respectively.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2018	$103,107	$19,743	$217,746	$340,596
Goodwill from MedPartners acquisition	—	—	81,095	81,095
Goodwill from PDA and LFT acquisition	—	—	16,608	16,608
Balance, September 30, 2018	$103,107	$19,743	$315,449	$438,299
Accumulated impairment loss as of December 31, 2017 and September 30, 2018	$154,444	$53,940	$6,555	$214,939

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

In connection with obtaining the New Credit Agreement, the Company incurred $2,331 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the New Credit Facility. In addition, the Company wrote off $574 of unamortized financing fees during the nine months ended September 30, 2018 relating to the prior credit facilities.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Fair Value Measurement” of the 2017 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement, except for its adoption of ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities," during the nine months ended September 30, 2018. See additional information regarding adoption of the new standard in Note (1), “Basis of Presentation” and additional disclosures below.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $61,567 commercial paper issued and outstanding as of September 30, 2018, $23,023 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2017, the Company had $28,708 commercial paper issued and outstanding, of which $6,074 had original maturities greater than three months and were considered available-for-sale securities. The increase in commercial paper issued and outstanding is due to additional restricted investments related to the captive insurance company.
The Company’s contingent consideration liabilities are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,739	$2,739	$—	$—
Commercial paper	61,567	—	61,567	—
Acquisition contingent consideration liabilities	(8,793)	—	—	(8,793)

	Fair Value Measurements as of December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,713	$2,713	$—	$—
Commercial paper	28,708	—	28,708	—
Acquisition contingent consideration liabilities	(2,070)	—	—	(2,070)

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,
	2018	2017
Balance as of July 1,	$(10,119)	$(1,932)
Change in fair value of contingent consideration liability from HealthSource Global Stafffing (“HSG”) acquisition	—	(20)
Change in fair value of contingent consideration liability from PDA and LFT acquisition	(1,194)	—
Change in fair value of contingent consideration liability from MedPartners acquisition	2,520	—
Balance as of September 30,	$(8,793)	$(1,952)

	Nine Months Ended September 30,
	2018	2017
Balance as of January 1,	$(2,070)	$(6,816)
Settlement of The First String Healthcare contingent consideration liability for year ended December 31, 2016	—	3,000
Settlement of HSG contingent consideration liability for year ended December 31, 2016	70	1,930
Settlement of HSG contingent consideration liability for year ended December 31, 2017	2,000	—
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	(5,700)	—
Contingent consideration liability from MedPartners acquisition on April 9, 2018	(4,400)	—
Change in fair value of contingent consideration liability from HSG acquisition	—	(66)
Change in fair value of contingent consideration liability from PDA and LFT acquisition	(1,213)	—
Change in fair value of contingent consideration liability from MedPartners acquisition	2,520	—
Balance as of September 30,	$(8,793)	$(1,952)
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income.

The following tables set forth a reconciliation of changes in the balance of the equity investment classified as Level 2 in the fair value hierarchy:

	Three Months Ended September 30,
	2018	2017
Balance as of July 1,	$2,000	$2,000
Additional investment	4,600	—
Change in fair value	1,359	—
Balance as of September 30,	$7,959	$2,000

	Nine Months Ended September 30,
	2018	2017
Balance as of January 1,	$2,000	$—
Initial investment	—	2,000
Additional investment	4,600	—
Change in fair value	1,359	—
Balance as of September 30,	$7,959	$2,000
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the nine months ended September 30, 2018 and 2017.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2018, the Company's senior notes have a carrying amount of $325,000 and an estimated fair value of $314,438. As of December 31, 2017, the senior notes had a carrying amount of $325,000 and an estimated fair value of $335,156. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value. The senior notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2017 Annual Report.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2018, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2009, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2015. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively.

The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

Immaterial Tax Correction Related to Prior Periods

During the first quarter of 2018, the Company identified an error related to the income tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance (COLI) for prior years. These fair value changes had not previously been included as a net tax benefit in the provision for prior periods. In accordance with ASC 250, Accounting Changes and Error Corrections, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was not material to the consolidated financial statements of prior years, nor is it believed to be material to 2018’s full year consolidated financial statements. As a result, the Company recorded a net tax benefit of $2,501 in the first quarter of 2018 to adjust for this immaterial error correction.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%.

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

The Company's accounting for the Tax Act is incomplete, primarily relating to executive compensation. However, the Company was able to make reasonable estimates of these elements and, therefore, recorded provisional adjustments for these items. Final adjustments will be made in the quarter ended December 31, 2018 and are not expected to be material.

9. COMMITMENTS AND CONTINGENCIES: LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that employees were not afforded required breaks or compensated for all time worked, employees' wage statements are not sufficiently clear, and certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates. The Company believes that its wage and hour practices conform with law in all material respects, but litigation is always subject to inherent uncertainty. As a result, the Company entered into settlement agreements relating to claims in two wage and hour class actions during September and October 2018. The settlement agreements are subject to court approval, which is considered probable. The Company recorded increases to its accruals established in connection with these matters amounting to $12,140 during the three months ended September 30, 2018.
With regard to outstanding loss contingencies as of September 30, 2018, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Other current assets:
Restricted cash and cash equivalents	$22,227	$25,506
Income tax receivable	2,901	15,898
Other	10,230	9,589
Other current assets	$35,358	$50,993

Fixed assets:
Furniture and equipment	$32,814	$29,494
Software	155,534	132,770
Leasehold improvements	8,315	9,056
	196,663	171,320
Accumulated depreciation	(109,846)	(97,889)
Fixed assets, net	$86,817	$73,431

Other assets:
Life insurance cash surrender value	$58,576	$48,145
Other	34,630	26,221
Other assets	$93,206	$74,366

Accounts payable and accrued expenses:
Trade accounts payable	$21,217	$31,420
Subcontractor payable	46,276	41,786
Accrued expenses	37,802	29,238
Loss contingencies	25,042	12,548
Professional liability reserve	8,510	7,672
Other	3,696	7,655
Accounts payable and accrued expenses	$142,543	$130,319

Accrued compensation and benefits:
Accrued payroll	$39,665	$33,923
Accrued bonuses	18,795	19,489
Accrued travel expense	3,618	3,256
Health insurance reserve	3,820	3,658
Workers compensation reserve	7,789	8,553
Deferred compensation	59,502	49,330
Other	2,443	3,214
Accrued compensation and benefits	$135,632	$121,423

Other long-term liabilities:
Workers compensation reserve	$19,387	$19,074
Professional liability reserve	37,847	38,964
Deferred rent	15,053	14,744
Unrecognized tax benefits	4,221	5,270
Deferred revenue	994	960
Other	25	267
Other long-term liabilities	$77,527	$79,279

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
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, mid-revenue cycle solutions and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended September 30, 2018, we recorded revenue of $526.8 million, as compared to $494.4 million for the same period last year. For the three months ended September 30, 2018, we recorded net income of $27.9 million, as compared to $28.1 million for the same period last year. For the nine months ended September 30, 2018, we recorded revenue of $1,607.4 million, as compared to $1,479.4 million for the same period last year. For the nine months ended September 30, 2018, we recorded net income of $106.1 million, as compared to $91.4 million for the same period last year.
Nurse and allied solutions segment revenue comprised 61% and 62% of total consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions segment revenue comprised 19% and 22% of total consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days to one year.

Other workforce solutions segment revenue comprised 20% and 16% of total consolidated revenue for the nine months ended September 30, 2018 and 2017, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) mid-revenue cycle management and related consulting services, and (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology.

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

The increasing consolidation within the healthcare industry is creating larger, more sophisticated and complex health systems that we believe has elevated the need for strategic workforce solutions capable of partnering to solve their recruiting, staffing and workforce optimization requirements. Given the increasing need for partners capable of offering a comprehensive workforce solution, we continue to see the benefits of our workforce solutions strategy, particularly with our MSPs. As a result of our ongoing focus on these strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients continues to increase.

In our nurse and allied solutions segment, although clients have focused this year on hiring more permanent staff and increasing the utilization of their staff, overall demand for our travel nurse staffing business has been improving and our nurse orders are now trending above prior year levels. Although we continue to negotiate bill rate increases, a reduced mix of nursing placements utilizing premium bill rates has lowered the overall average bill rates in this business.

In our locum tenens solutions segment, in late 2017 and in the first half of 2018 we made operating model changes and implemented new front and back office technologies. Although these changes are expected to have a long-term positive impact on our growth and profitability, they continue to be disruptive to our current sales productivity and revenue. We believe the overall demand environment for locum tenens is relatively stable and that client interest in managed service programs is increasing.

In our other workforce solutions segment, our permanent placement, mid-revenue cycle and workforce consulting businesses are growing, but continue to be offset by lower revenue in our vendor management systems business.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The MedPartners and PDA/LFT acquisitions impact the comparability of the results between the three and nine months ended September 30, 2018 and 2017 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.8	67.7	67.4	67.4
Gross profit	33.2	32.3	32.6	32.6
Selling, general and administrative	23.0	20.3	21.2	20.2
Depreciation and amortization	2.1	1.7	1.9	1.6
Income from operations	8.1	10.3	9.5	10.8
Interest expense, net, and other	0.9	1.0	1.0	1.0
Income before income taxes	7.2	9.3	8.5	9.8
Income tax expense	1.9	3.6	1.9	3.6
Net income	5.3%	5.7%	6.6%	6.2%

Comparison of Results for the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue. Revenue increased 7% to $526.8 million for the three months ended September 30, 2018 from $494.4 million for the same period in 2017, primarily attributable to additional revenue of $38.2 million from our PDA/LFT and MedPartners acquisitions. Excluding the additional revenue from acquisitions, revenue decreased 1%.
Nurse and allied solutions segment revenue increased 1% to $306.3 million for the three months ended September 30, 2018 from $302.9 million for the same period in 2017. The $3.4 million increase was primarily attributable to a 2% increase in the average number of healthcare professionals on assignment, partially offset by a lower average bill rate during the three months ended September 30, 2018.
 Locum tenens solutions segment revenue decreased 9% to $101.1 million for the three months ended September 30, 2018 from $111.4 million for the same period in 2017. The $10.3 million decrease was primarily attributable to a 15% decrease in the number of days filled during the three months ended September 30, 2018, partially offset by a 7% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 49% to $119.4 million for the three months ended September 30, 2018 from $80.1 million for the same period in 2017. Of the $39.3 million increase, $38.2 million was attributable to additional revenue in connection with the PDA/LFT and MedPartners acquisitions, with the remainder primarily attributable to growth in our permanent placement, mid-revenue cycle and workforce consulting businesses, partially offset by a decline in our interim leadership and VMS businesses during the three months ended September 30, 2018.

Gross Profit. Gross profit increased 10% to $175.1 million for the three months ended September 30, 2018 from $159.5 million for the same period in 2017, representing gross margins of 33.2% and 32.3%, respectively. The gross margin for the three months ended September 30, 2018 was positively impacted by higher-than-average gross margins from PDA/LFT and MedPartners and a change in our physician permanent placement business model that prompted a $3.3 million classification of certain recruiter compensation expenses to SG&A (as defined below) that was previously in cost of revenue. Net of these factors, our year-over-year gross margin declined primarily due to a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for the three months ended September 30, 2018 and 2017 was 27.4% and 27.3% for nurse and allied solutions, 28.4% and 30.1% for locum tenens solutions, and 52.4% and 54.1% for other workforce solutions, respectively. The other workforce solutions segment decrease during the three months ended September 30, 2018 was primarily due to the change in sales mix resulting from the additions of PDA/LFT and MedPartners.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $121.2 million, representing 23.0% of revenue, for the three months ended September 30, 2018, as compared to $100.6 million, representing 20.3% of revenue, for the same period in 2017. The increase in SG&A expenses was primarily due to $8.7 million of additional SG&A expenses from the PDA/LFT and MedPartners acquisitions and a $12.1 million increase in accruals related to the probable settlements of two legal matters. The year-over-year increase in SG&A expenses in unallocated corporate overhead was primarily driven by the increase in legal accruals during the three months ended September 30, 2018. See additional information in the accompanying Note (9), “Commitments and Contingencies: Legal Proceedings.” SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2018	2017
Nurse and allied solutions	$41,643	$41,884
Locum tenens solutions	17,762	19,075
Other workforce solutions	33,575	23,445
Unallocated corporate overhead	26,427	13,698
Share-based compensation	1,809	2,477
	$121,216	$100,579
Depreciation and Amortization Expenses. Amortization expense increased 43% to $6.7 million for the three months ended September 30, 2018 from $4.7 million for the same period in 2017, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the PDA/LFT and MedPartners acquisitions. Depreciation expense increased 35% to $4.6 million for the three months ended September 30, 2018 from $3.4 million for the same period in 2017, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $4.6 million during the three months ended September 30, 2018 as compared to $4.8 million for the same period in 2017. The decrease is primarily due to a $1.4 million gain related to the change in fair value of an equity investment, partially offset by higher average debt outstanding balance for the three months ended September 30, 2018, which resulted from borrowings used to finance the MedPartners acquisition.
Income Tax Expense. Income tax expense was $10.1 million for the three months ended September 30, 2018 as compared to $17.9 million for the same period in 2017, reflecting effective income tax rates of 27% and 39% for the three months ended September 30, 2018 and 2017, respectively. The difference in the effective income tax rate was primarily attributable to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which reduced the U.S. federal corporate tax rate from 35% to 21%, effective 2018. The decrease in the rate was partially offset by provisions of the Tax Act which disallowed certain fringe benefits, meals and entertainment deductions and performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). We currently estimate our annual effective income tax rate to be approximately 24% for 2018.

Comparison of Results for the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Revenue. Revenue increased 9% to $1,607.4 million for the nine months ended September 30, 2018 from $1,479.4 million for the same period in 2017, primarily attributable to additional revenue of $73.8 million from our PDA/LFT and MedPartners acquisitions with the remainder of the increase driven by 4% organic growth.
Nurse and allied solutions segment revenue increased 7% to $977.2 million for the nine months ended September 30, 2018 from $917.2 million for the same period in 2017. The $60.0 million increase was primarily attributable to an approximately $24.0 million increase in labor disruption revenue and a 4% increase in the average number of healthcare professionals on assignment, partially offset by a 2% decrease in the average bill rate during the nine months ended September 30, 2018.
 Locum tenens solutions segment revenue decreased 3% to $311.5 million for the nine months ended September 30, 2018 from $322.5 million for the same period in 2017. The $11.0 million decrease was primarily attributable to a 9% decrease in the number of days filled during the nine months ended September 30, 2018, partially offset by a 6% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 33% to $318.7 million for the nine months ended September 30, 2018 from $239.7 million for the same period in 2017. Of the $79.0 million increase, $73.8 million was attributable to additional revenue in connection with the PDA/LFT and MedPartners acquisitions, with the remainder primarily attributable to growth in our interim leadership, mid-revenue cycle management and workforce consulting businesses, partially offset by declines in our permanent placement and VMS businesses during the nine months ended September 30, 2018.

Gross Profit. Gross profit increased 9% to $523.9 million for the nine months ended September 30, 2018 from $482.3 million for the same period in 2017, representing gross margins of 32.6% for both periods. The gross margin for the nine months ended September 30, 2018 was positively impacted by higher-than-average gross margins from PDA/LFT and MedPartners and a change in our physician permanent placement business model that prompted a $6.5 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue. These positives were partly offset by a below-average labor disruption gross margin. Net of these factors, our year-over-year gross margin declined primarily due to a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for the nine months ended September 30, 2018 and 2017 was 27.2% and 27.6% for nurse and allied solutions, 29.0% and 30.2% for locum tenens solutions, and 52.6% and 54.9% for other workforce solutions, respectively. The other workforce solutions segment decrease during the nine months ended September 30, 2018 was primarily due to the change in sales mix resulting from the additions of PDA/LFT and MedPartners.

Selling, General and Administrative Expenses. SG&A expenses were $341.5 million, representing 21.2% of revenue, for the nine months ended September 30, 2018, as compared to $299.3 million, representing 20.2% of revenue, for the same period in 2017. The increase in SG&A expenses was primarily due to $16.2 million of additional SG&A expenses from the PDA/LFT and MedPartners acquisitions, a $12.1 million increase in accruals related to the probable settlements of two legal matters, $2.1 million lower actuarial-based decrease in our professional liability reserves as compared to the same period in 2017 and other expenses associated with our revenue growth. The year-over-year increase in SG&A expenses in the nurse and allied solutions segment was primarily driven by additional expenses to support the labor disruption revenue during the nine months ended September 30, 2018 and additional employee and insurance expenses associated with the revenue growth. The year-over-year increase in SG&A expenses in unallocated corporate overhead was primarily driven by the increase in legal accruals during the nine months ended September 30, 2018. See additional information in the accompanying Note (9), “Commitments and Contingencies: Legal Proceedings.” SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2018	2017
Nurse and allied solutions	$128,107	$118,464
Locum tenens solutions	55,930	58,507
Other workforce solutions	90,226	69,902
Unallocated corporate overhead	59,271	44,732
Share-based compensation	7,954	7,720
	$341,488	$299,325
Depreciation and Amortization Expenses. Amortization expense increased 27% to $17.6 million for the nine months ended September 30, 2018 from $13.9 million for the same period in 2017, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the PDA/LFT and MedPartners acquisitions. Depreciation expense increased 24% to $12.2 million for the nine months ended September 30, 2018 from $9.8 million for the same period in 2017, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $16.4 million during the nine months ended September 30, 2018 as compared to $14.9 million for the same period in 2017. The increase is primarily due to the write-off of unamortized deferred financing fees in connection with the refinancing of our prior credit facilities during the first quarter of 2018 and a higher average debt outstanding balance for the nine months ended September 30, 2018, which resulted from borrowings used to finance the MedPartners acquisition. See additional information in the accompanying Note (6), “New Credit Agreement.” The overall increase is partially offset by a $1.4 million gain related to the change in fair value of an equity investment during the nine months ended September 30, 2018.
Income Tax Expense. Income tax expense was $30.2 million for the nine months ended September 30, 2018 as compared to income tax expense of $53.0 million for the same period in 2017, reflecting effective income tax rates of 22% and 37% for the nine months ended September 30, 2018 and 2017, respectively. The difference in the effective income tax rate was primarily attributable to the impact of the Tax Act which reduced the U.S. federal corporate tax rate from 35% to 21%, effective

2018. In addition, the Company recorded a net tax benefit of $3.0 million during the nine months ended September 30, 2018 to adjust for the tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance (“COLI”). See accompanying Note (8), "Income Taxes" for discussion of immaterial tax correction related to prior periods. The decrease in the rate was partially offset by provisions of the Tax Act which disallowed certain fringe benefits, meals and entertainment deductions and performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). We currently estimate our annual effective income tax rate to be approximately 24% for 2018. The 22% effective tax rate in the nine months ended September 30, 2018 differs from our estimated annual effective income tax rate of 24% primarily due to a discrete tax benefit of $5.1 million in the nine months ended September 30, 2018 relating to the application of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” and the net tax benefit recorded in the nine months ended September 30, 2018 relating to COLI as discussed above. We have described ASU 2016-09 in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1)(r), Recently Adopted Accounting Pronouncements” of our 2017 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2018	2017 *As Adjusted

Net cash provided by operating activities	$168,046	$102,096
Net cash used in investing activities	(271,648)	(24,045)
Net cash provided by (used in) financing activities	81,774	(63,824)
* See Note (1) to the accompanying Condensed Consolidated Financial Statements, “Basis of Presentation” for a summary of adjustments resulting from the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the third quarter of 2017, we paid off the remaining balance of our term debt. On February 9, 2018, we replaced our then-existing credit agreement with our New Credit Agreement (as defined below). As of September 30, 2018, $150 million was drawn with $239.8 million of available credit under the Senior Credit Facility (as defined below) and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our New Credit Agreement, under which our Senior Credit Facility is governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2017 Annual Report on Form 10-K.
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $168.0 million, compared to $102.1 million for the same period in 2017. The increase in net cash provided by operating activities was primarily attributable to (1) improved operating results, (2) a decrease in income taxes receivable, and (3) increases in accounts payable and accrued expenses as well as accrued compensation and benefits between periods due to timing of payments. The overall increase was partially offset by a decrease in other liabilities and an increase in other current assets between periods. Our Days Sales Outstanding (“DSO”) was 64 days at September 30, 2018, 63 days at December 31, 2017, and 64 days at September 30, 2017.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $271.6 million, compared to $24.0 million for the same period in 2017. The increase was primarily due to (1) $217.4 million used for acquisitions during the nine months ended September 30, 2018, as compared to no cash paid for acquisitions during the nine months ended September

30, 2017, and (2) a net purchase of restricted investments related to our captive insurance company of $16.8 million during the nine months ended September 30, 2018, as compared to net proceeds of $6.2 million during the nine months ended September 30, 2017. See additional information in the accompanying Note (2), “Acquisitions.” Capital expenditures were $23.9 million and $17.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $81.8 million, primarily due to borrowings of $195.0 million under the Senior Credit Facility (as defined below), partially offset by (1) the repayment of $45.0 million under the Senior Credit facility, (2) $52.8 million paid in connection with the repurchase of our common stock, (3) $2.3 million payment of financing costs in connection with the new credit agreement, (4) $1.7 million for prior acquisition contingent consideration earn-out payments, and (5) $11.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the nine months ended September 30, 2017 was $63.8 million, primarily due to (1) the repayment of $44.1 million under our then-existing term loan, (2) $3.7 million for prior acquisitions contingent consideration earn-out payments, (3) $7.1 million paid in connection with the repurchase of our common stock, and (4) $9.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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

In connection with obtaining the New Credit Agreement, we incurred $2.3 million in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Senior Credit Facility. In addition, we wrote off $0.6 million of unamortized financing fees during the nine months ended September 30, 2018 related to our prior credit facilities. To help finance the MedPartners acquisition, we borrowed $195.0 million from the Senior Credit Facility in April 2018. We paid down $45 million during the nine months ended September 30, 2018. The acquisition is more fully described in Note (2) to the accompanying Condensed Consolidated Financial Statements, “Acquisitions.”
 Letters of Credit
 At September 30, 2018, we maintained outstanding standby letters of credit totaling $12.9 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $12.9 million of outstanding letters of credit, we have collateralized $2.7 million in cash and cash equivalents and the remaining amounts are collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2017 totaled $22.0 million.

Off-Balance Sheet Arrangements
 At September 30, 2018, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2018, other than the New Credit Agreement described in the accompanying Note (6), “New Credit Agreement” and the associated borrowings, to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2017 Annual Report.

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU becomes effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are in the process of analyzing the impact of this standard and evaluating the impact on our consolidated financial statements. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We completed our preliminary evaluation of the impact of this standard, including assessing the completeness of the lease population and analyzing the practical expedients. We expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems by the end of 2018. The FASB recently issued guidance that provides an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in Accounting Standards Codification 840, Leases, including its disclosure requirements, in the comparative periods presented. We will adopt this standard in the first quarter of 2019, and plan to apply the optional transition method and optional practical expedients. The adoption of this standard, which is subject to the completion of our assessment, will result in a significant increase to our consolidated balance sheet for lease liabilities and right-of-use assets.
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
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard modifies the current disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the timing of this new standard’s adoption and the effect that adopting it will have on our disclosures.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2018, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2018, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2018

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)