Form 10-K
period 2018-12-31
AMN HEALTHCARE SERVICES INC
filed 2019-02-21
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018, was $2,754,874,744 based on a closing sale price of $58.60 per share.
As of February 13, 2019, there were 46,865,131 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 17, 2019 have been incorporated by reference into Part III of this Form 10-K.

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 7	Page 7
Management’s Discussion & Analysis	Financial Statements
Page 22	Page 33

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 19
Selected Financial Data	Page 20
Results of Operations	Page 24
Liquidity and Capital Resources	Page 27
Financial Statement Footnotes	Page 40

Item 1.	Business

Overview of Our Company and Business Strategy
We are the leader and innovator in workforce solutions for the healthcare sector in the United States. We are passionate about our mission to:

•	Create recruiting and retention solutions that help healthcare organizations cope with increasing supply and demand pressures caused by aging of the patient population and clinical labor force.

•	Deliver the right talent and insights to help our clients optimize their workforce.

•	Provide healthcare professionals opportunities to do their best work toward high-quality patient care.

•	Create a values-based culture of innovation in which our team members can achieve their goals.
Our solutions enable our clients to optimize their workforce to simplify staffing complexity, increase efficiency and elevate the patient experience. Our comprehensive suite of solutions provides technology, analytics, and services to build and manage all or part of our clients’ healthcare workforce needs, from nurses, doctors, and allied health professionals to healthcare leaders and executives, while offering these professionals temporary, project and permanent career opportunities.
Over the past decade, our business has evolved beyond traditional healthcare staffing; we have become a strategic workforce solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of talent-related needs. This includes managed services programs (“MSP”), vendor management systems (“VMS”), predictive labor analytics, workforce optimization technology and consulting, clinical labor scheduling, recruitment process outsourcing (“RPO”), permanent placement, interim executives and leaders, mid-revenue cycle management, and credentialing software services. We enable clients to build and develop high-quality, flexible workforces that deliver great outcomes and a satisfying patient experience. Our talent network includes thousands of highly skilled, experienced clinicians and leaders who trust us to place them in environments that help them expand and leverage their qualifications and expertise.
When developing and acquiring services and products, we consider many important criteria: (1) identifying and addressing the most pressing current and future needs of our customers and talent network; (2) solutions that are aligned with our core operations, expertise, and access to healthcare professionals; (3) ways to strengthen and broaden our client and healthcare professional relationships; (4) businesses that reduce our sensitivity to economic cycles; and (5) offerings that differentiate us from competitors. Since 2010, we have expanded, developed or acquired the following business lines:

•
Managed Services Programs. We acquired Medfinders, one of the nation’s leading providers of clinical workforce MSP, accelerating our growth in this area and clearly establishing AMN Healthcare as the nation’s largest provider of clinical contingent workforce management solutions.

•
Vendor Management Systems. We offer two industry-leading SaaS-based, vendor management systems, ShiftWise and Medefis, that allow our clients to utilize a technology-based approach to more efficiently manage their contingent staffing needs.

•
Interim Leadership Staffing and Executive Search Services. Through B.E. Smith (“BES”), Phillips DiPisa & Associates (“PDA”), The First String Healthcare (“TFS”) and Leaders For Today (“LFT”), we believe we are the nation’s largest provider of interim healthcare leadership staffing and healthcare executive search services, providing clinical and executive leaders and other related advisory services.

•
Workforce Optimization Services. Through Avantas, we offer workforce optimization services, including consulting, data analytics, predictive modeling and SaaS-delivered scheduling technology. We believe Avantas’ proprietary scheduling software enables more cost-effective staffing for our clients compared with traditional approaches.

•
Recruitment Process Outsourcing. We continue to invest in our RPO service line, adding technologies and other capabilities to meet our clients’ growing needs for core staff recruitment expertise and services and provide a cost-effective ways to source critical healthcare talent.

•
Mid-Revenue Cycle Management. MedPartners and Peak Health Solutions offer staffing solutions for remote medical coding, clinical documentation improvement, case management, clinical data registry and related auditing and consulting services.

•
Expanded Our Network of Qualified Healthcare Professionals. Through our Onward Healthcare acquisition, we increased our supply of healthcare professionals and recruiting capabilities in our traditional healthcare staffing areas of nurse, allied and locum tenens. This move also bolstered our ability to serve MSP clients.

•
Per Diem and Digital Staffing. Our acquisition of Medfinders provided us entry into the local, or per diem, staffing market, often in conjunction with our larger MSP clients. Through investment in new technologies, we are streamlining the match of the right clinicians to the right assignment to meet the on-demand needs of our clients.

•
Credentialing Services. Through our recent acquisition of Silversheet, we offer SaaS-based credentialing technology. We believe Silversheet’s credentialing software enhances our clients’ ability to provide safe, effective, and high-quality medical care for patients.

Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. In 2015 we embarked on a multi-year investment in the modernization of our front office, back office and infrastructure domains. We also have accelerated the integration of technology-based solutions in our core recruitment processes through targeted investment in digital capabilities, mobile applications and data analytics. These innovations will provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. Updated business systems will help us realize greater scale and cost efficiencies when fully implemented.
Our strategy is designed to support growth in our number and size of customer relationships and segments of the market we serve, while enhancing our profitability and operating leverage. Driving increased adoption of our existing workforce solutions and staffing services through cross-selling will deepen our customer relationships as they grow and expand. We will continue to innovate, develop and invest in new, complementary solutions to our portfolio that optimize our clients’ workforce and better engage our talent network. We expect this will help us expand our strategic customer relationships to help clients address their workforce pain points, while driving more recurring revenue, with an improved margin mix that, similar to our leadership in MSPs, will be less sensitive to economic cycles.

Successful implementation of our strategy relies in large part upon the superior execution of our key initiatives by our management, sales and operations teams. Accordingly, we have differentiated our employment value proposition to attract and retain diverse and highly effective team members. We foster a growth-oriented, values-driven culture, talented leadership, and a collegial work environment that challenges and encourages us to develop and meet personal and professional goals. In 2018, AMN was recognized on the Fortune 100 Fastest Growing Companies list and was also named to the 2018 Human Rights

Campaign Corporate Equality Index. We were named to the Bloomberg Gender-Equality Index for 2018 and 2019. AMN continues to be recognized as a leading employer and was recognized among the 2018 Becker’s Hospital Review Top 150 Places to Work in Healthcare and 2018 National Best & Brightest Companies to Work For lists.

Our Services

In 2018, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions and (3) other workforce solutions. We set forth each segment’s revenue and operating income under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Through our business segments, we provide our healthcare clients with a wide range of workforce solutions and staffing services as set forth below.

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

(5)
Allied Staffing. We provide allied health professionals under the Med Travelers and Club Staffing brands to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, lab technicians, speech pathologists, rehabilitation assistants and pharmacists.

(6)
Physician Permanent Placement Services. We provide retained search, physician permanent placement services to hospitals, healthcare facilities and physician practice groups throughout the United States through our Merritt Hawkins brand. We also provide a physician executive leadership search services focused on serving academic medical centers and children’s hospitals nationwide.

(7)
Interim Leadership Staffing and Executive Search Services. Under the brand names B.E. Smith, Phillips DiPisa, The First String and Leaders For Today, we provide executive and clinical leadership interim staffing, healthcare executive search services and advisory services. Practice areas include senior healthcare executives, physician executives, chief nursing officers and other clinical and operational leaders. This business line provides us greater access to the “C-suite” of our clients and prospective clients, which we believe helps improve our visibility as a strategic partner to them and helps provide us with cross-selling opportunities.

(8)
Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their nurse, allied and locum tenens staffing needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. This service includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. We believe an MSP reduces redundancies for our clients and allows them to optimize their staffing utilization. We often use our own VMS technology as part of our MSP, which we believe further enhances the value of our service offering. In 2018, we had approximately $1.2 billion in annualized gross billings under management under our MSPs and approximately 42% of our consolidated revenue flowed through MSP relationships compared with approximately 1% in 2008.

(9)
Vendor Management Systems. Some clients and prospective clients prefer a vendor-neutral VMS technology that allows them to self-manage procurement of contingent clinical labor. We provide two VMS technologies, ShiftWise and Medefis, to clients that desire this option. Our VMS technology provides, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2018, we had approximately $1.2 billion in annualized gross billings flow through our VMS programs, for which we typically earn a 4-5% fee.

(10)
Recruitment Process Outsourcing. We offer our clients RPO services, customized to their particular needs, in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of the client. Our RPO program leverages our expertise and support systems to replace or complement a client’s existing internal recruitment functions for permanent hiring needs, providing cost-effective flexibility to our clients to determine how to best obtain and use recruiting resources.

(11)
Workforce Optimization Services. We provide workforce optimization services, including consulting, data analytics, predictive labor demand modeling and SaaS-delivered scheduling technology. Our Avantas business provides proprietary scheduling software, Smart Square, which uses predictive analytics to create better, more accurate and timely staffing plans for a client, which has been demonstrated to reduce a client’s clinical labor spend.

(12)
Mid-Revenue Cycle Management. Our MedPartners and Peak Health Solutions brands provide skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, also provide auditing and advisory services. Clients include hospitals and physician medical groups nationwide.

(13)
Credentialing Services. Through our recent acquisition of Silversheet, we provide innovative credentialing software solutions to clinicians and healthcare enterprises. Silversheet’s products help reduce the complexity and challenges of the clinician credentialing process, and greatly improve the clinician experience.

Our Healthcare Professionals

The recruitment of a sufficient number of qualified healthcare professionals to work on temporary assignments and for placement at healthcare organizations is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring diverse practice settings, building skills and experience by working at prestigious healthcare facilities, avoiding the demands and political environment of working as permanent staff, working through life and career transitions, and as a means of access into a permanent staff position.

We recruit our healthcare professionals, depending on the particular service line, under the following brands: American Mobile, Nursefinders, NurseChoice, NursesRx, HealthSource Global Staffing, Med Travelers, Club Staffing, Onward Healthcare, B.E. Smith, The First String Healthcare, Phillips DiPisa, Leaders For Today, O’Grady Peyton International, Staff Care, Locum Leaders, Merritt Hawkins, MedPartners and Peak Health Solutions. Our multi-brand recruiting strategy is supported by innovative and effective marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals. While we are committed to this multi-brand strategy, we regularly assess our brands to drive brand clarity and maximize efficiencies.

Our process to attract and retain healthcare professionals for temporary assignments depends on (1) offering a large selection of assignment locations, settings and opportunities for career development, (2) creating attractive compensation packages, (3) developing passionate, knowledgeable recruiters and service professionals who understand the needs of our healthcare professionals and provide a personalized approach, and (4) maintaining a reputation for excellence. The attractive compensation package that we provide our healthcare professionals includes a competitive wage, professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or we may provide company housing if a healthcare professional elects not to receive reimbursement.

Our Geographic Markets and Client Base

During each of the past three years, (1) we generated all of our revenue in the United States and (2) all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2018, the largest percentages of our revenue were concentrated in California, Virginia and New York.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, dialysis clinics, pharmacies, home health service providers and ambulatory surgery centers. Our clients, many of the largest and most prestigious and progressive health care systems in the country, include Kaiser Foundation Hospitals, Catholic Health Initiatives, MedStar Health, LifePoint Health, Stanford Hospital and Clinics, Providence St. Joseph Health, New York Presbyterian Health System, Tenet Health, HCA, PeaceHealth and Sentara Healthcare. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 13% of our consolidated revenue and 18% of our nursing and allied solutions segment’s revenue for the twelve months ended December 31, 2018. No other client healthcare system or single client facility comprised more than 3% of our consolidated revenue for the twelve months ended December 31, 2018. Our success in winning MSP contracts means some larger health systems have grown and may continue to grow more significantly relative to our other revenue sources. The dynamics could lead to a greater client concentration than we have historically experienced.

Our Industry

The primary markets in which we compete are U.S. temporary and contract healthcare staffing, workforce solutions and executive search. Staffing Industry Analysts (“SIA”) estimates that the segments of the target market in which we primarily operate have an aggregate 2019 estimated market size of $17 billion, of which travel nurse, per diem nurse, locum tenens and allied healthcare comprise $5.4 billion, $3.6 billion, $4.2 billion and $4.1 billion, respectively. We also operate within the interim leadership, permanent placement, RPO, VMS, mid-revenue cycle management, and workforce optimization and consulting services markets. We estimate the market size of these additional segments to be at least $5 billion in 2019.

Industry Demand Drivers

Many factors affect the demand for contingent and permanent healthcare staffing, which, accordingly, affects the size of the markets in which we primarily operate. Of these many factors, we believe the following serve as some of the most significant drivers of demand.

•
Economic Environment and Employment Rate. Demand for our services is affected by growth of the U.S. economy, which influences the employment rate. Growth in real U.S. gross domestic product generally drives rising employment rates. Favorable macro drivers typically result in increased demand for our services. Generally, we believe a positive economic environment and growing employment lead to increasing demand for healthcare services. As employment levels rise, healthcare facilities, like employers in many industries, experience higher levels of employee attrition and find it increasingly difficult to obtain and retain permanent staff.

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

•
General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and inpatient facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 20 million people between 2010 and 2017. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of health expenditures, projected by the Centers for Medicare & Medicaid Services at a 5.6% annual rate from 2017-2025. According to the U.S. Census Bureau, the number of adults age 65 or older is on pace to grow an estimated 36% between 2015 and 2025. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce.

•
Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial workforce solutions that improve patient outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2018, approximately 42% of our consolidated revenues were generated through MSP relationships, which we estimate is higher than our competitors in the healthcare staffing industry. Ongoing changes in reimbursement methodologies, coupled with the significance of clinical labor in healthcare facilities’ cost structures, may accelerate the adoption of strategic outsourced workforce solutions, which could place upward pressure on demand for the services we provide.

Industry Competition

The healthcare staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare facility clients and healthcare professionals. We believe that our size, scale and sophisticated candidate acquisition processes give us access to a larger pool of available candidates than our competitors, while substantial word-of-mouth referral networks and recognizable brand names enable us to attract, engage, and grow a diverse, high-quality network of healthcare professionals. We also believe that our comprehensive suite of workforce solutions, our commitment to quality and service excellence, our execution capabilities, our national footprint and our access to a wide network of high-quality talent create a compelling value proposition for our clients and prospective clients. We believe that our size, geographic scope, broad spectrum of workforce solutions, talented and passionate team members and brand reputation give us distinct, scalable advantages over smaller, local and regional competitors and companies whose service offerings, sales and execution capabilities are not as robust. The breadth of our services allows us to provide even greater value through a more strategic, consultative and solution-oriented approach to our clients. Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. HRO Today named AMN Healthcare the number one position among all MSP providers in size of deals, and we also were honored in the Baker’s Dozen for quality of services, breadth of services and overall MSP capabilities. Once again, Staffing Industry Analysts recognized AMN’s U.S. industry leadership naming us as the largest temporary healthcare staffing firm, the largest travel nurse staffing provider and the largest allied healthcare staffing provider.

We are the largest provider of nurse and allied healthcare staffing in the United States. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, regional and local companies, particularly in the per diem business. We believe we are the third largest provider of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors of which we are one. The physician permanent placement services and mid-revenue cycle staffing markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. Our leading competitors vary by segment and include CHG Healthcare Services, Cross Country Healthcare, Jackson Healthcare, Aya Healthcare, Maxim Healthcare Services, Aureus Medical Group and HealthTrust Workforce Solutions. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments.

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

Employees

As of December 31, 2018, we had approximately 2,920 corporate employees. During the fourth quarter of 2018, we had an average of (1) 9,404 nurses, allied and other clinical healthcare professionals, (2) 408 executive and clinical leadership interim staff, and (3) 1,238 mid-revenue cycle professionals contracted to work for us. This does not include our locum tenens, all of whom are independent contractors and not our employees.

Additional Information

We incorporated in the state of Delaware on November 10, 1997. We maintain a corporate website at www.amnhealthcare.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as proxy statements and other information free of charge through our website as soon as reasonably practicable after being filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information are also available on the SEC’s website, http://www.sec.gov. The information found on our website and the SEC's website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains, and certain oral statements made by management from time to time, may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to safe harbors under the Securities Act and the Exchange Act. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events and the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words and other similar expressions. In addition, statements that refer to projections of financial items; anticipated growth; future growth and revenue; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are described under the caption “Risk Factors” below, elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Stockholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Our business depends upon our ability to maintain our existing contracts and secure new, profitable contracts. Outside of our managed services contracts, our client contracts are not typically exclusive and our clients are generally free to offer temporary staffing assignments to our competitors. Additionally, our clients may choose to purchase these services through intermediaries such as group purchasing organizations or competitors offering MSP services, with whom we establish relationships in order to continue to provide our staffing services to certain healthcare facilities. These intermediaries may negatively affect our ability to obtain new clients and maintain our existing client relationships by impeding our ability to access and contract directly with clients and may also negatively affect the profitability of these client relationships. In addition, our inability to establish relationships with these intermediaries may result in us losing our ability to work with certain healthcare facilities.

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

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, "Kaiser") comprised approximately 13% of our consolidated revenue in 2018. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

The ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, online recruiting or otherwise, may affect the demand for our services, which could negatively affect our business.

If our clients are able to increase the effectiveness of their staffing and recruitment functions through analytics, automation or otherwise, their need for our services may decline. With the advent of technology and more sophisticated staffing management and recruitment processes, clients may be able to successfully increase the efficiency and effectiveness of their internal staffing management and recruiting efforts, through more effective planning and analytic tools, internet- or social media-based recruiting or otherwise. Such new technologies and processes could reduce the demand for our services, which could negatively affect our business.

The repeal or significant erosion of the Patient Protection and Affordable Care Act (“ACA”) without a corresponding replacement may negatively affect the demand for our services.
In 2010, the adoption of the ACA brought significant reforms to the health care system that included, among other things, a requirement that all individuals have health insurance (with limited exceptions). As a result of the ACA, the uninsured population declined by more than 20 million through 2017. In December 2017, the individual mandate was repealed. If the individual mandate repeal or a rollback of other aspects of the ACA, such as Medicaid expansion, actually leads to a significant reduction in demand for the healthcare services, the demand for our services may decline. If members of the investor community believe that a further repeal of, or significant changes to, the ACA are forthcoming and that such actions may significantly reduce the number of insured or the demand for our services, it may have negative effect on the price of our common stock.

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

We are also subject to certain laws and regulations applicable to recruitment and employment placement agencies with which we must comply in order to continue to conduct business in that particular state.

The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely affect our profitability.

We treat physicians and certain advanced practitioners, such as certified nurse anesthetists, nurse practitioners and physician assistants, as independent contractors. Federal or state taxing authorities may take the position that such professionals are employees exposing us to additional wage and insurance claims and employment and payroll-related taxes. A reclassification of our locum tenens clinicians to employees from independent contractors could result in liability that would have a significant negative impact on our profitability for the period in which such reclassification was implemented, and would require changes to our payroll and related business processes, which could be costly. In addition, many states have laws that prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.”

If our independent contractor physicians were classified as employees in states that prohibit the corporate practice of medicine, we may be prohibited from conducting our locum tenens staffing business in those states under our current business model, which may have a substantial negative effect on our revenue, results of operations and profitability.
Investigations, claims and legal proceedings alleging medical malpractice, violations of employment, privacy and wage regulations and other theories of liability asserted against us could subject us to substantial liabilities.
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
Like all employers, we must also comply with various laws and regulations relating to employment and pay practices. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties. We are also subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time and an unforeseen negative outcome from such an exam could have a negative impact on our financial position, results of operations and cash flows. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. These laws and regulations may also impede our ability to grow the size and profitability of our operations.
As we grow and increase our leadership position, we are at greater risk for anti-competitive conduct claims such as violation of federal and state antitrust laws and unfair business practices arising from our agreements with our employees, contractors, clients and vendors.
The size and nature of our business requires us to collect substantial personal information of healthcare professionals and other team members that is subject to a myriad of privacy-related laws from multiple jurisdictions that regulate the use and disclosure of such information. In addition, many of our healthcare professionals have access to client proprietary information systems and patient confidential information. We may be required to incur significant costs to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations with our clients. In addition, an inherent risk of the collection and access to such information includes possible claims from unintentional or intentional misuse, disclosure or use of this information. Such claims may result in negative publicity, injunctive relief, criminal investigations or charges, civil litigation, payment by us of monetary damages or fines, or other adverse effects on our business, which may be material.
We maintain various types of insurance coverage for these types of claims, including professional liability, errors and omissions, employment practices and cyber, through commercial insurance carriers and a wholly-owned captive insurance company. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance premiums and retention and deductible accruals that we may not be able to pass on to our clients, thereby reducing our profitability. Moreover, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

Risk Factors Related to Our Operations, Personnel and Information Systems

Our inability to implement new infrastructure and technology systems and technology disruptions may adversely affect our operating results and ability to manage our business effectively.
We have technology, operations and human capital infrastructures to support our existing business. Our ability to deliver services to our clients and to manage our commercial technologies, internal systems and data depends largely upon our access to and the performance of our management information and communications systems, including our VMS, client relationship management systems and client/healthcare professional-facing self-service websites. These technology systems also maintain accounting and financial information upon which we depend to fulfill our financial reporting obligations. We must continue to invest in this infrastructure, and we are in the midst of a multi-year plan to upgrade and convert our infrastructure, back office and front office network platforms to support our growth, enhance our management and utilization of data and improve our efficiency.
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

Additionally, the current legacy systems are subject to other non-environmental risks, including technological obsolescence for which there may not be sufficient redundancy or backup. These systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters, or service interruptions. There also is a potential for intentional and deliberate attacks to our systems, which may lead to service interruptions, data corruption or data theft. If our current or planned systems do not adequately support our operations, are damaged or disrupted or if we are unable to replace, repair, maintain or expand them, it may adversely affect our business operations and our profitability.

Our business could be harmed if we fail to further develop and evolve our current workforce solutions technology offerings and capabilities.

To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our workforce solutions technology offerings and capabilities. This may require the acquisition of equipment and software and the development of new proprietary software and capabilities, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, technology and information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition.

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

Additionally, if we fail to protect our intellectual property rights adequately with respect to our SaaS-based technology, our competitors might gain access to it, and our business might be harmed. Moreover, if any of our intellectual property rights associated with our SaaS-based technology, including our newly developed vendor management platforms, are challenged by others or invalidated through litigation, and defending our intellectual property rights might also entail significant expense. Accordingly, despite our efforts, we may be unable to prevent third parties from using or infringing upon or misappropriating our intellectual property with respect to our SaaS-based technology, which may negatively affect our business as it relates to our SaaS-based offerings.

Security breaches and cybersecurity incidents could compromise our information and systems adversely affecting our business operations and reputation subject us to substantial liabilities.

Security breaches, including cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and employees, including full names, social security numbers, addresses, birth dates and payroll-related information, in our data centers, on our networks and in hosted SaaS-based solutions provided by third parties. Our employees may also have access to, receive and use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations.

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals and employees, may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security reach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen.

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
We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With a current shortage of certain qualified nurses and physicians in many areas of the United States, competition for the hiring of these professionals remains intense. We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages, the benefits that we provide and speed and quality of our service. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business. We must continually evaluate and expand our healthcare professional network to serve the needs of our clients.

The costs of recruitment of quality healthcare professionals and providing them with attractive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, our service execution may deteriorate and, as a result, we could lose clients.

The inability to quickly and properly credential and match quality healthcare professionals with suitable placements may negatively affect demand for our services.

Our success depends on the quality of our healthcare professionals and our ability to quickly and efficiently assist in obtaining licenses and privileges for our healthcare professionals. The speed with which our healthcare professionals can obtain the appropriate licenses, and we can credential them depends in part, on state licensing laws. Roughly 30 states are part of the Enhanced Nurse Compact and over 20 states are part of the Physical Therapy Licensure Compact and Interstate Medical Compact Acts. A decline or change in interstate compact laws can impact our business.

Our ability to ensure the quality of our healthcare professionals also relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent operational employees that credential and match healthcare professionals in suitable placements. An inability to properly credential, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services, which may damage our brand and reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. The costs to provide these credentialing services impact the revenue and profitability of our business.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and operations team members.

Our success depends heavily upon the recruitment, performance and retention of diverse sales and operations team members who share our values, passion and commitment to customer focus. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates, especially as we diversify our offerings and our business becomes more complex. In addition, we commit substantial resources to the training, development and support of our team members. Competition for qualified sales and operational team members in the line of business in which we operate is strong, and we may not be able to retain a sufficient number of team members after we have expended the time and expense to recruit and train them.

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

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior executive team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2020, which is renewable on an annual basis. Other executive members of the management team are employees at will with standard severance agreements. If members of our executive team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
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

The expansion of social media platforms presents new risks and challenges that can cause damage to our brand and reputation.

There has been an increase in the use of social media platforms, including blogs, social media websites and other forms of internet-communication in our industry that allows access to a broad audience of interested parties. The inappropriate and/or unauthorized use of certain media vehicles by our clients, vendors, employees and contractors could increase costs, cause damage to our brand, or result in information leakage that could lead to legal implications, including improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill.

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

Businesses we acquire may have liabilities or adverse operating issues which could harm our operating results.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions could harm our reputation and operating results.

In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations and financial condition.

As we develop new services and clients, enter new lines of business, and focus more of our business on providing a full range of client solutions, the demands on our business and our operating risks may increase.

As part of our corporate strategy, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus on developing new services, capabilities, clients, practice areas and lines of business, and engage in business in new geographic locations, our operations may be exposed to additional as well as enhanced risks.

In particular, our growth efforts place substantial additional demands on our management and employees, as well as on our information, financial, administrative, compliance and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, increased regulatory and compliance efforts, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may exceed the benefits of such growth, and our operating results may suffer, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices and new geographic locations entail inherent risks associated with our growing maturity relative to competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, new or improved services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us. As our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

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
As of December 31, 2018, our total indebtedness, less unamortized fees, equaled $440.6 million. Our substantial indebtedness could have important consequences, including:

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

Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under our debt instruments (including as a result of cross-default provisions) and, in the case of our senior credit facility under our credit agreement, permit the lenders thereunder to cease making loans to us. If there were an event of default under any of our debt instruments, holders of such defaulted debt could cause all amounts borrowed under the applicable instrument to be due and payable immediately. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2018, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
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

None.

Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2018 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (all segments)	175,672
Dallas, Texas (all segments)	108,502

Item 3.	Legal Proceedings

From time to time, we are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, wage and hour, contract, competitor disputes and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. Depending upon the particular facts and circumstances, we may also be subject to indemnification obligations under our contracts with such clients relating to these matters. We record a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. We review our loss contingencies at least quarterly and adjust our accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel or other new information, as deemed necessary. The most significant matters for which we have established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates, and that employees were not afforded required breaks or compensated for all time worked. While we believe that our wage and hour practices conform with law in all material respects, litigation is always subject to inherent uncertainty, and we are not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to us beyond the amounts accrued. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Commitments and Contingencies—(a) Legal.”

With regard to outstanding loss contingencies as of December 31, 2018, we believe that such matters will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 13, 2019, there were 19 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act.

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

During 2017, we repurchased 486,543 shares of our common stock at an average price of $41.41 per share, resulting in an aggregate purchase price of $20.2 million.

During 2018, we purchased 1,236,438 shares of common stock at an average price of $54.17 per share, resulting in an aggregate purchase price of $67.0 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9)(b), Capital Stock—Treasury Stock.” The following table presents the detail of shares repurchased during 2018. All share repurchases reflected in the table below were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
May 1 - 31, 2018	385,000	$54.23	385,000	$95,684,424
August 1 - 31, 2018	272,840	$56.27	272,840	$80,322,620
September 1 - 30, 2018	307,174	$53.68	307,174	$63,825,539
October 1 - 31, 2018	85,516	$49.90	85,516	$59,555,305
December 1 - 31, 2018	185,908	$53.72	185,908	$49,562,204

Total	1,236,438	$54.17	1,236,438	$49,562,204

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business, to pay down debt and potentially for share repurchases. Any future determination to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and such other factors as the board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants restricting such actions in the instruments governing our debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement.”

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the 2019 Annual Meeting Proxy Statement (as defined in Item 10 below) under the heading “Equity Compensation Plan Information at December 31, 2018.”

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2013 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
AMN Healthcare Services, Inc.	100.00	133.33	211.22	261.56	335.03	385.44
NYSE Composite	100.00	106.75	102.38	114.61	136.07	123.89
BTEA	100.00	105.06	104.10	94.44	125.71	93.79

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data at December 31, 2018 and 2017 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data at December 31, 2016, 2015 and 2014 from audited financial statements of ours that do not appear herein.

We completed our acquisition of (1) Avantas on December 22, 2014, (2) Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis (collectively “OH”), on January 7, 2015, (3) TFS on September 15, 2015, (4) Millican on October 5, 2015, (5) BES on January 4, 2016, (6) HSG on January 11, 2016, (7) Peak on June 3, 2016, (8) Phillips DiPisa and Leaders For Today on April 6, 2018 and (9) MedPartners on April 9, 2018. Our acquisitions affect the comparability of the selected financial data of the applicable pre-acquisition and post-acquisition time periods.

We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2018	2017	2016	2015	2014
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$2,136,074	$1,988,454	$1,902,225	$1,463,065	$1,036,027
Cost of revenue	1,439,691	1,344,035	1,282,501	993,702	719,910
Gross profit	696,383	644,419	619,724	469,363	316,117
Operating expenses:
Selling, general and administrative	452,318	399,700	398,472	319,531	232,221
Depreciation and amortization	41,237	32,279	29,620	20,953	15,993
Total operating expenses	493,555	431,979	428,092	340,484	248,214
Income from operations	202,828	212,440	191,632	128,879	67,903
Interest expense, net, and other	16,143	19,677	15,465	7,790	9,237
Income before income taxes	186,685	192,763	176,167	121,089	58,666
Income tax expense	44,944	60,205	70,329	39,198	25,449
Net income	$141,741	$132,558	$105,838	$81,891	$33,217
Net income per common share:
Basic	$2.99	$2.77	$2.21	$1.72	$0.71
Diluted	$2.91	$2.68	$2.15	$1.68	$0.69
Weighted average common shares outstanding:
Basic	47,371	47,807	47,946	47,525	46,504
Diluted	48,668	49,430	49,267	48,843	48,086

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,856	$15,147	$10,622	$9,576	$13,073
Total assets	1,492,721	1,253,957	1,186,881	880,432	680,731
Total notes payable, including current portion, less unamortized discount and fees	320,607	319,843	362,942	135,990	143,190
Total stockholders’ equity	638,990	562,527	449,383	347,860	256,581

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
For the year ended December 31, 2018, we recorded revenue of $2,136.1 million, as compared to $1,988.5 million for 2017. We recorded net income of $141.7 million for 2018, as compared to $132.6 million for 2017. Nurse and allied solutions segment revenue comprised 61% and 62% of total consolidated revenue for the years ended December 31, 2018 and 2017, respectively. Locum tenens solutions segment revenue comprised 18% and 22% of total consolidated revenue for the years ended December 31, 2018 and 2017, respectively. Other workforce solutions segment revenue comprised 21% and 16% of total consolidated revenue for the years ended December 31, 2018 and 2017, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we have become recognized as the market-leading innovator in providing healthcare workforce solutions and staffing services in the United States. We seek to advance our market-leading position through a number of strategies that focus on market growth, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our market growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as MSP, VMS, workforce optimization services, and other technology-enabled services, which generally operate at higher margins than our traditional healthcare staffing businesses. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals.
As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, on April 6, 2018 and April 9, 2018, we acquired Phillips DiPisa and Leaders For Today (“PDA” and “LFT”) and MedPartners HIM (“MedPartners”), respectively. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. MedPartners provides mid-revenue cycle management solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”

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
We typically experience modest seasonal fluctuations during our fiscal year and they tend to vary among our business segments. These fluctuations can vary slightly in intensity from year to year. Over the last four years, steadily and progressively increasing demand muted some of the effects of these quarterly fluctuations.
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

The increasing consolidation within the healthcare industry is creating larger, more sophisticated and complex health systems that we believe has elevated the need for strategic workforce solutions capable of partnering to solve their recruiting, staffing and workforce optimization requirements. Given the increasing need for partners capable of offering a comprehensive workforce solution, we continue to see the benefits of our workforce solutions strategy, particularly with our MSPs. As a result of our ongoing focus on these strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients continues to increase, and we believe these strategic, longer-term relationships will continue to comprise a greater proportion of revenue in our staffing operating segments.

In our nurse and allied solutions segment, overall demand from MSP, traditional direct staffing clients and through third-party intermediaries has remained favorable. Within our travel nurse business a reduced mix of nursing placements utilizing premium bill rates in 2018 has lowered the overall average bill rates although we have continued to negotiate bill rate increases.

In our locum tenens solutions segment, in late 2017 and in the first half of 2018 we made operating model changes and implemented new front and back office technologies. Although these changes are expected to have a long-term positive impact on our growth and profitability, they have been significantly more disruptive than anticipated to our current sales productivity and revenue. Although demand for hospitalists and emergency room physicians had declined, the overall demand environment for locum tenens has been relatively stable and client interest in managed service programs is increasing. Approximately 20% of our revenue in this segment is now derived through managed service programs.

In our other workforce solutions segment, our acquisitions in the mid-revenue cycle, interim leadership and executive search businesses contributed to the segment growth in 2018. Our businesses in these markets are expected to contribute further growth in 2019 along with our workforce optimization business. We experienced declines in our vendor management systems businesses during 2018. In response, we made organizational and technology changes that have already resulted in improvements in our technology and the customer experience.

 Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The acquisitions during 2018 and 2016 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.4	67.6	67.4
Gross profit	32.6	32.4	32.6
Selling, general and administrative	21.2	20.1	20.9
Depreciation and amortization	1.9	1.6	1.6
Income from operations	9.5	10.7	10.1
Interest expense, net, and other	0.8	1.0	0.8
Income before income taxes	8.7	9.7	9.3
Income tax expense	2.1	3.0	3.7
Net income	6.6%	6.7%	5.6%

Comparison of Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenue. Revenue increased 7% to $2,136.1 million for 2018 from $1,988.5 million for 2017, primarily attributable to additional revenue of $110.8 million from our PDA, LFT and MedPartners acquisitions with the remainder of the increase driven by 2% organic growth.

Nurse and allied solutions segment revenue increased 5% to $1,306.5 million for 2018 from $1,238.5 million for 2017. The $68.0 million increase was primarily attributable to a 3% increase in the average number of healthcare professionals on assignment and an approximately $26.0 million increase in labor disruption revenue, partially offset by a 2% decrease in the average bill rate during the year ended December 31, 2018.
Locum tenens solutions segment revenue decreased 9% to $393.4 million for 2018 from $430.6 million for 2017. The $37.2 million decrease was primarily attributable to a 13% decrease in the number of days filled, partially offset by a 5% increase in the revenue per day filled primarily due to an increase in the average bill rate during the year ended December 31, 2018. The volume decline was driven by lower producer productivity.
Other workforce solutions segment revenue increased 37% to $436.2 million for 2018 from $319.3 million for 2017. Of the $116.9 million increase, $110.8 million was attributable to additional revenue in connection with the PDA, LFT and MedPartners acquisitions, with the remainder primarily attributable to growth in our interim leadership, mid-revenue cycle and workforce optimization businesses, partially offset by a decline in our VMS business during the year ended December 31, 2018.

Gross Profit. Gross profit increased 8% to $696.4 million for 2018 from $644.4 million for 2017, representing gross margins of 32.6% and 32.4%, respectively. The gross margin for the year ended December 31, 2018 was positively impacted by higher-than-average gross margins from PDA, LFT and MedPartners and a change in our physician permanent placement business model that prompted a $9.9 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue. Net of these factors, the year-over-year gross margin declined primarily due to a lower margin in our locum tenens solutions and nurse and allied solutions segments. Gross margin by reportable segment for 2018 and 2017 was 27.2% and 27.6% for nurse and allied solutions, 28.6% and 30.0% for locum tenens solutions, and 52.4% and 54.5% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was driven by an unfavorable change in revenue mix and lower bill-to-pay spreads. The other workforce solutions segment decrease during 2018 was primarily due to the change in sales mix resulting from the additions of PDA, LFT and MedPartners.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $452.3 million, representing 21.2% of revenue, for 2018, as compared to $399.7 million, representing 20.1% of revenue, for 2017. The increase in SG&A expenses was primarily due to $24.7 million of additional SG&A expenses from the PDA, LFT and MedPartners acquisitions, a $12.1 million increase in accruals related to the probable settlements of two legal matters, the above-mentioned $9.9 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue, $2.5 million lower actuarial-based decreases in our professional liability reserves, a $1.9 million increase in acquisition and integration costs and other expenses associated with our revenue growth. The year-over-year increase in SG&A expenses in the nurse and allied solutions segment was primarily driven by additional expenses to support the labor disruption events during 2018 and additional employee and related expenses associated with the revenue growth. The year-over-year decrease in SG&A expenses in the locum tenens solutions segment was primarily driven by lower employee expenses and related expenses associated with the revenue decline. The increase in unallocated corporate overhead was primarily attributable to an increase in the legal accrual and higher acquisition and integration costs. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Commitments and Contingencies—(a) Legal." SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2018	2017
Nurse and allied solutions	$172,055	$158,480
Locum tenens solutions	71,189	77,778
Other workforce solutions	123,823	92,793
Unallocated corporate overhead	74,436	60,412
Share-based compensation	10,815	10,237
	$452,318	$399,700
Depreciation and Amortization Expenses. Amortization expense increased 30% to $24.2 million for 2018 from $18.6 million for 2017, primarily attributable to additional amortization expenses related to the intangible assets acquired in the PDA, LFT and MedPartners acquisitions. Depreciation expense increased 24% to $17.0 million for 2018 from $13.7 million for 2017, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.

Interest Expense, Net, and Other. Interest expense, net, and other, was $16.1 million for 2018 as compared to $19.7 million for 2017. The decrease is primarily due to $7.3 million of gains related to the change in fair value of an equity investment, partially offset by higher average debt outstanding balance for the year ended December 31, 2018, which resulted from borrowings used to finance the MedPartners acquisition.

Income Tax Expense. Income tax expense was $44.9 million for 2018 as compared to $60.2 million for 2017, reflecting effective income tax rates of 24.1% and 31.2% for these periods, respectively. The decrease in the effective income tax rate was partially attributable to the impact of the Tax Act which reduced the U.S. federal corporate tax rate from 35% to 21%, effective 2018. Additionally, the Company recorded a net tax benefit during December 31, 2018 to adjust for the tax treatment of fair value changes in the cash surrender value of its Company Owned Life Insurance (“COLI”). The decrease in the rate was partially offset by provisions of the Tax Act which disallowed certain fringe benefits, meals and entertainment deductions and performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

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

Selling, General and Administrative Expenses. SG&A expenses were $399.7 million, representing 20.1% of revenue, for 2017, as compared to $398.5 million, representing 20.9% of revenue, for 2016. The increase in SG&A expenses was primarily due to $1.9 million of additional SG&A expenses from the Peak acquisition, $1.7 million lower actuarial-based decreases in our professional liability reserves, and other expenses associated with our revenue growth, offset by a $2.8 million decrease in acquisition and integration costs as compared to the prior year. The decrease in unallocated corporate overhead was primarily attributable to lower acquisition and integration costs. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

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

Interest Expense, Net, and Other. Interest expense, net, and other was $19.7 million for 2017, as compared to $15.5 million for 2016. The increase is primarily due to higher interest bearing Notes (as defined below in this Item 7) for the year ended December 31, 2017, as compared to the term loans and revolver in 2016.

Income Tax Expense. Income tax expense was $60.2 million for 2017, as compared to $70.3 million for 2016, reflecting effective income tax rates of 31.2% and 39.9% for these periods, respectively. The difference in the effective income tax rate was primarily attributable to (1) recording a discrete net tax benefit of $14.0 million for the year ended December 31, 2017 resulting from our initial analysis of the impact of the Tax Cuts and Jobs Act, and (2) the relationship of pre-tax income to permanent differences related to unrecognized tax benefits and excess tax benefit from the adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, which resulted in recording a $5.4 million reduction in income tax expense for the year ended December 31, 2017. Prior to the adoption, this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our share-based awards. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
	(in thousands)
Net cash provided by operating activities	$226,993	$160,518	$133,909
Net cash used in investing activities	(279,337)	(35,361)	(258,361)
Net cash provided by (used in) financing activities	37,511	(77,193)	126,290
* See "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1), Summary of Significant Accounting Policies” for a summary of adjustments resulting from the adoption of ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the third quarter of 2017, we paid off the remaining balance of our term debt. On February 9, 2018, we replaced our then-existing credit agreement with our New Credit Agreement (as defined below). At December 31, 2018, $120.0 million was drawn with $264.7 million of available credit under the Senior Credit Facility (as defined below), and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our New Credit Agreement, under which our Senior Credit Facility is governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement.”

We believe that cash generated from operations and available borrowings under our Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Senior Credit Facility or other borrowing under our New Credit Agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for 2018, 2017 and 2016 was $227.0 million, $160.5 million and $133.9 million, respectively. The increase in net cash provided by operating activities for 2018 from 2017 was primarily attributable to (1) improved operating results, (2) increases in accounts payable and accrued expenses between periods due to timing of payments and (3) decreases in income taxes receivable and prepaid expenses. The overall increase was partially offset by a decrease in accrued compensation and benefits and an increase in other current assets between periods. Our Days Sales Outstanding was 64 and 63 days at December 31, 2018 and December 31, 2017, respectively.

Investing Activities

Net cash used in investing activities for 2018, 2017 and 2016 was $279.3 million, $35.4 million and $258.4 million, respectively. The year-over-year increase from 2017 to 2018 in net cash used in investing activities was primarily attributable to (1) $217.4 million used for acquisitions in 2018 as compared to no cash paid for acquisitions in 2017, (2) a net purchase of restricted investments related to our captive insurance company of $8.8 million during 2018, as compared to net proceeds of $5.2 million during 2017 and (3) $6.1 million paid in equity investments during 2018, as compared to $2.0 million paid during 2017. The increase was partially offset by $9.8 million less payments made during 2018 as compared to 2017 to fund the deferred compensation plan. Capital expenditures were $35.2 million, $26.5 million and $22.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our capital expenditures in recent years were primarily to support the growth of the business and to standardize our front and back office information technology platforms.

Financing Activities

 Net cash (used in) provided by financing activities for 2018, 2017 and 2016 was $37.5 million, ($77.2 million) and $126.3 million, respectively. Net cash provided by financing activities for 2018 was primarily due to borrowings of $195.0 million under the Senior Credit Facility (as defined below), partially offset by (1) the repayment of $75.0 million under the Senior Credit Facility, (2) $67.0 million paid in connection with the repurchase of our common stock, (3) $2.3 million payment of financing costs in connection with the New Credit Agreement, (4) $1.7 million for prior acquisition contingent consideration earn-out payments, and (5) $11.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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
In connection with obtaining the New Credit Agreement, we incurred $2.3 million in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Senior Credit Facility. In addition, we wrote off $0.6 million of unamortized financing fees during 2018 related to our prior credit facilities. To help finance the MedPartners acquisition, we borrowed $195.0 million from the Senior Credit Facility in April 2018. We paid down $75.0 million under the Senior Credit Facility during 2018. The acquisition of MedPartners is more fully described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”

5.125% Senior Notes Due 2024

On October 3, 2016, AMN Healthcare, Inc., a wholly owned subsidiary of the Company, completed the issuance and sale of $325.0 million aggregate principal amount of the Notes. The Notes will mature on October 1, 2024. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year and commenced April 1, 2017. The Notes are fully and unconditionally and jointly guaranteed on a senior unsecured basis by us and all of our subsidiaries that guarantee the New Credit Agreement.

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

Letters of Credit

At December 31, 2018, we maintained outstanding standby letters of credit totaling $17.6 million as collateral in relation to our professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $17.6 million of outstanding letters of credit, we have collateralized $2.4 million in cash and cash equivalents and the remaining amount has been collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2017 totaled $22.0 million.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2018 and 2017, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Fiscal Year
	2019	2020	2021	2022	2023	Thereafter	Total
Notes payable (1)	$16,656	$16,656	$16,656	$16,656	$16,656	$341,657	$424,937
Senior Credit Facility (2)	5,873	6,015	6,015	6,015	150,924	—	174,842
Operating lease obligations (3)	18,218	18,149	18,349	18,144	17,990	50,436	141,286
Total contractual obligations	$40,747	$40,820	$41,020	$40,815	$185,570	$392,093	$741,065

(1)	Amounts represent contractual amounts due under the Notes, including interest based on the fixed rate of 5.125%.

(2)
Amounts represent contractual amounts to be repaid under the Senior Credit Facility, including additional borrowings made on January 29, 2019, and interest based on the rate in effect at December 31, 2018.

(3)
Amounts represent minimum contractual amounts, with initial or remaining lease terms and license terms in excess of one year. We have assumed no escalations in rent or changes in variable expenses other than as stipulated in lease contracts.

In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $4.9 million at December 31, 2018. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Income Taxes.”

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
Contingent Liabilities

From time to time, we are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2018. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. In addition, the FASB has also issued several amendments to the standard, which clarify certain aspects of the guidance, including an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in Accounting Standards Codification 840, Leases, including its disclosure requirements, in the comparative periods presented. We have adopted this standard effective January 1, 2019, which is more fully described in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1), Summary of Significant Accounting Policies.”
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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2018, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2018. During 2018, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018,and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

San Diego, California
February 20, 2019

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,856	$15,147
Accounts receivable, net of allowances of $10,560 and $9,801 at December 31, 2018 and 2017, respectively	365,871	350,496
Accounts receivable, subcontractor	50,143	41,012
Prepaid expenses	12,409	16,505
Other current assets	39,887	50,993
Total current assets	482,166	474,153
Restricted cash, cash equivalents and investments	59,331	64,315
Fixed assets, net of accumulated depreciation of $114,413 and $97,889 at December 31, 2018 and 2017, respectively	90,419	73,431
Other assets	96,152	74,366
Goodwill	438,506	340,596
Intangible assets, net of accumulated amortization of $114,924 and $90,685 at December 31, 2018 and 2017, respectively	326,147	227,096
Total assets	$1,492,721	$1,253,957
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$149,603	$130,319
Accrued compensation and benefits	135,059	121,423
Deferred revenue	12,365	8,384
Other current liabilities	10,243	5,146
Total current liabilities	307,270	265,272
Revolving credit facility	120,000	—
Notes payable, less unamortized fees	320,607	319,843
Deferred income taxes, net	27,326	27,036
Other long-term liabilities	78,528	79,279
Total liabilities	853,731	691,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 48,809 issued and 46,643 outstanding at December 31, 2018 and 48,411 issued and 47,481 outstanding at December 31, 2017	488	484
Additional paid-in capital	452,730	453,351
Treasury stock, at cost (2,166 and 930 shares at December 31, 2018 and 2017, respectively)	(100,438)	(33,425)
Retained earnings	286,059	142,229
Accumulated other comprehensive income (loss)	151	(112)
Total stockholders’ equity	638,990	562,527
Total liabilities and stockholders’ equity	$1,492,721	$1,253,957

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue	$2,136,074	$1,988,454	$1,902,225
Cost of revenue	1,439,691	1,344,035	1,282,501
Gross profit	696,383	644,419	619,724
Operating expenses:
Selling, general and administrative	452,318	399,700	398,472
Depreciation and amortization	41,237	32,279	29,620
Total operating expenses	493,555	431,979	428,092
Income from operations	202,828	212,440	191,632
Interest expense, net, and other	16,143	19,677	15,465
Income before income taxes	186,685	192,763	176,167
Income tax expense	44,944	60,205	70,329
Net income	$141,741	$132,558	$105,838

Other comprehensive income (loss):
Foreign currency translation and other	263	(98)	267
Cash flow hedge, net of income taxes	—	(15)	(83)
Other comprehensive income (loss)	263	(113)	184

Comprehensive income	$142,004	$132,445	$106,022

Net income per common share:
Basic	$2.99	$2.77	$2.21
Diluted	$2.91	$2.68	$2.15
Weighted average common shares outstanding:
Basic	47,371	47,807	47,946
Diluted	48,668	49,430	49,267

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2015	47,709	$477	$443,733	—	$—	$(96,167)	$(183)	$347,860
Repurchase of common stock into treasury	—	—	—	(443)	(13,261)	—	—	(13,261)
Equity awards vested and exercised, net of shares withheld for payroll taxes	346	4	(5,785)	—	—	—	—	(5,781)
Excess income tax benefits from equity awards vested and exercised	—	—	3,144	—	—	—	—	3,144
Share-based compensation	—	—	11,399	—	—	—	—	11,399
Comprehensive income	—	—	—	—	—	105,838	184	106,022
Balance, December 31, 2016	48,055	$481	$452,491	(443)	$(13,261)	$9,671	$1	$449,383
Repurchase of common stock into treasury	—	—	—	(487)	(20,164)	—	—	(20,164)
Equity awards vested and exercised, net of shares withheld for payroll taxes	356	3	(9,377)	—	—	—	—	(9,374)
Share-based compensation	—	—	10,237	—	—	—	—	10,237
Comprehensive income (loss)	—	—	—	—	—	132,558	(113)	132,445
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527
Repurchase of common stock into treasury	—	—	—	(1,236)	(67,013)	—	—	(67,013)
Equity awards vested and exercised, net of shares withheld for payroll taxes	398	4	(11,436)	—	—	—	—	(11,432)
Cumulative-effect adjustment from adoption of the new revenue recognition standard	—	—	—	—	—	2,089	—	2,089
Share-based compensation	—	—	10,815	—	—	—	—	10,815
Comprehensive income	—	—	—	—	—	141,741	263	142,004
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Cash flows from operating activities:
Net income	$141,741	$132,558	$105,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,237	32,279	29,620
Non-cash interest expense and other	(4,841)	2,231	2,416
Change in fair value of contingent consideration	(2,400)	184	(24)
Increase in allowances for doubtful accounts and sales credits	9,006	10,339	12,008
Provision for deferred income taxes	(667)	5,607	(9,424)
Share-based compensation	10,815	10,237	11,399
Excess tax benefit from equity awards vested and exercised	—	—	(3,351)
Loss on disposal or sale of fixed assets	117	227	69
Write-off of fees on the prior credit facilities	574	—	—
Amortization of discount on investments	(202)	(127)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,453)	(18,858)	(58,700)
Accounts receivable, subcontractor	(9,131)	8,221	1,542
Income taxes receivable	15,099	(15,537)	6,469
Prepaid expenses	4,465	(2,316)	(455)
Other current assets	(1,259)	4,301	(5,662)
Other assets	5,239	(5,406)	(3,562)
Accounts payable and accrued expenses	17,154	(7,862)	17,705
Accrued compensation and benefits	10,252	13,430	19,142
Other liabilities	(8,980)	(8,442)	8,147
Deferred revenue	319	(548)	732
Restricted investments balance	(92)	—	—
Net cash provided by operating activities	226,993	160,518	133,909
Cash flows from investing activities:
Purchase and development of fixed assets	(35,206)	(26,529)	(21,956)
Purchase of investments	(33,824)	(15,096)	(13,152)
Proceeds from maturity of investments	25,000	20,301	2,000
Equity investment	(6,100)	(2,000)	—
Payments to fund deferred compensation plan	(9,917)	(10,537)	(6,911)
Purchase of convertible promissory note	(750)	—	—
Cash paid for acquisitions, net of cash received	(217,360)	—	(216,494)
Cash paid for other intangibles	(1,180)	—	—
Cash paid for other liabilities, working capital adjustments and holdback liability for prior year acquisitions	—	(1,500)	(1,848)
Net cash used in investing activities	(279,337)	(35,361)	(258,361)

	Years Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Cash flows from financing activities:
Capital lease repayments	—	—	(7)
Payments on term loans	—	(44,063)	(167,813)
Proceeds from term loan	—	—	75,000
Payments on revolving credit facility	(75,000)	—	(206,500)
Proceeds from revolving credit facility	195,000	—	124,000
Proceeds from senior notes	—	—	325,000
Repurchase of common stock	(67,013)	(20,164)	(13,261)
Payment of financing costs	(2,331)	—	(6,561)
Earn-out payments for prior acquisitions	(1,713)	(3,677)	(900)
Proceeds from termination (payment on reduction) of derivative contract	—	85	(238)
Cash paid for shares withheld for taxes	(11,432)	(9,374)	(5,781)
Excess tax benefit from equity awards vested and exercised	—	—	3,351
Net cash provided by (used in) financing activities	37,511	(77,193)	126,290
Effect of exchange rate changes on cash	263	(98)	267
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,570)	47,866	2,105
Cash, cash equivalents and restricted cash at beginning of year	98,894	51,028	48,923
Cash, cash equivalents and restricted cash at end of year	$84,324	$98,894	$51,028
Supplemental disclosures of cash flow information:
Cash paid for interest (net of $460, $188 and $174 capitalized in 2018, 2017 and 2016, respectively)	$21,283	$17,936	$8,057
Cash paid for income taxes	$30,593	$73,746	$73,366
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$24,026	$—	$18,703
Goodwill	97,910	—	136,101
Intangible assets	122,110	—	89,064
Liabilities assumed	(16,586)	—	(21,474)
Holdback provision	—	—	(1,830)
Earn-out liabilities	(10,100)	—	(4,070)
Net cash paid for acquisitions	$217,360	$—	$216,494
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,706	$2,962	$2,134
* See Note (1) for a summary of adjustments.
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016
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

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and indefinite-lived intangible assets, professional liability reserve, contingent liabilities, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and related notes to the amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$13,856	$15,147
Restricted cash and cash equivalents (included in other current assets)	26,329	25,506
Restricted cash, cash equivalents and investments	59,331	64,315
Total cash, cash equivalents and restricted cash and investments	99,516	104,968
Less restricted investments	(15,192)	(6,074)
Total cash, cash equivalents and restricted cash	$84,324	$98,894
(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and capitalized software at cost less accumulated amortization and depreciation. The Company records equipment acquired under capital leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and it expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and technology and software using the straight-line method based on the estimated useful lives of the related assets (three to ten years). The Company amortizes leasehold improvements and equipment obtained under capital leases over the shorter of the term of the lease or their estimated useful lives. The Company includes depreciation of equipment obtained under capital leases with depreciation expense in the accompanying consolidated financial statements.

The Company capitalizes costs it incurs to develop software during the application development stage. Application development stage costs generally include costs associated with software configuration, coding, installation and testing. The Company also capitalizes costs of significant upgrades and enhancements that result in additional functionality, whereas it expenses as incurred costs for maintenance and minor upgrades and enhancements. The Company amortizes capitalized costs using the straight-line method over three to ten years once the software is ready for its intended use.

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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the twelve months ended December 31, 2018, the amount recognized as revenue that was previously deferred was not material.
Under the new revenue recognition standard (as defined below), the Company has elected to apply the following practical expedients and optional exemptions:

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

(l) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 13%, 13% and 11% of the consolidated revenue of the Company for the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, restricted cash equivalents and investment balances may be invested in a non-federally insured money market account and commercial paper. As of December 31, 2018 and 2017, there were $59,331 and $64,315, respectively, of restricted cash, cash equivalents and investments, a portion of which was invested in a non-federally insured money market fund and commercial paper. See Note (3), “Fair Value Measurement,” for additional information.

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

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of the Company's equity investment is determined by using prices for identical or similar investments of the same issuer, which is more fully described in Note (3), “Fair Value Measurement.” As it relates to the Company’s Notes (as defined in Note (3) below), which were issued in October 2016 with a fixed rate of 5.125%, fair value disclosure is detailed in Note (3), “Fair Value Measurement.” See Note (7), “Notes Payable and Credit Agreement,” for additional information. The fair value of the long-term portion of the Company’s insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

(o) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which typically is the vesting period. Restricted stock units (“RSUs”) typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date and 34% on the second anniversary of the grant date if certain performance targets are met. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain a performance condition dependent on the Company’s adjusted EBITDA margin during the third year of the three-year vesting period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the performance conditions.

(p) Net Income per Common Share

Share-based awards to purchase 23, 20 and 16 shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2018, 2017 and 2016, respectively:

	Years Ended December 31,
	2018	2017	2016
Net income	$141,741	$132,558	$105,838

Net income per common share - basic	$2.99	$2.77	$2.21
Net income per common share - diluted	2.91	2.68	2.15

Weighted average common shares outstanding - basic	47,371	47,807	47,946
Plus dilutive effect of potential common shares	1,297	1,623	1,321
Weighted average common shares outstanding - diluted	48,668	49,430	49,267

(q) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment consists of the Company’s nurse, allied, local and labor disruption and rapid response staffing businesses. The locum tenens solutions segment consists of the Company’s locum tenens staffing business. The other workforce solutions segment consists of the following Company businesses (i) physician permanent placement services, (ii) healthcare interim leadership staffing and executive search services, (iii) vendor management systems, (iv) recruitment process outsourcing, (v) education, (vi) mid-revenue cycle management, and (vii) workforce optimization services.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2018	2017	2016
Revenue
Nurse and allied solutions	$1,306,516	$1,238,543	$1,185,095
Locum tenens solutions	393,366	430,615	424,242
Other workforce solutions	436,192	319,296	292,888
	$2,136,074	$1,988,454	$1,902,225
Segment operating income
Nurse and allied solutions	$183,427	$182,792	$161,779
Locum tenens solutions	41,348	51,422	58,757
Other workforce solutions	104,541	81,154	77,450
	329,316	315,368	297,986
Unallocated corporate overhead	74,436	60,412	65,335
Depreciation and amortization	41,237	32,279	29,620
Share-based compensation	10,815	10,237	11,399
Interest expense, net, and other	16,143	19,677	15,465
Income before income taxes	$186,685	$192,763	$176,167

The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client's contingent staffing needs. This service includes both the placement of the Company's own healthcare professionals and the utilization of other staffing agencies to fulfill the client's staffing needs. See additional information in (j), “Revenue Recognition.” For the years ended December 31, 2018, 2017 and 2016, revenue under the Company’s managed services program arrangements comprised approximately 62%, 58% and 51% for nurse and allied solutions revenue, 17%, 13% and 14% for locum tenens solutions revenue and 7%, 8% and 7% for other workforce solutions revenue, respectively.

(r) Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which also established “Other Assets and Deferred Costs – Contracts with Customers (Subtopic 340-40).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard effective January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of that date. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings of $2,089, net of tax, primarily related to capitalization of contract costs. Prior period amounts are not retrospectively adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements for the twelve months ended December 31, 2018. The Company expects the impact to be immaterial on an ongoing basis.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB also subsequently issued ASU 2018-03, which provides amendments to ASU 2016-01. These standards require equity investments, except those accounted for using the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income. The new guidance also provides a measurement alternative for equity investments that do not have readily determinable fair values, which were previously accounted for under the cost method of accounting, to be recorded at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. For public entities, these standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. The Company adopted the standards prospectively effective January 1, 2018 and elected to use the measurement alternative. See additional information in Note (3), “Fair Value Measurement.”

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, “restricted cash”). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and included certain restricted cash amounts for the year ended December 31, 2018 within the accompanying consolidated statements of cash flows. These adjustments had no effect on previously reported results of operations or retained earnings. The following tables provide a summary of the adjustments from amounts previously reported.

	Twelve months ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Changes in assets and liabilities:
Other current assets	(934)	5,235	4,301
Restricted cash, cash equivalents and investments balance	(40,021)	40,021	—
Net cash provided by operating activities	115,262	45,256	160,518

Cash flows from investing activities
Change in restricted cash, cash equivalents and investments balance	1,915	(1,915)	—
Net cash used in investing activities	(33,446)	(1,915)	(35,361)

Net increase in cash, cash equivalents and restricted cash	$4,525	$43,341	$47,866
Cash, cash equivalents and restricted cash at the beginning of period	10,622	40,406	51,028
Cash, cash equivalents and restricted cash at the end of period	$15,147	$83,747	$98,894

	Twelve months ended December 31, 2016
	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Changes in assets and liabilities:
Other current assets	(13,938)	8,276	(5,662)
Restricted cash, cash equivalents and investments balance	6,218	(6,218)	—
Net cash provided by operating activities	131,851	2,058	133,909

Cash flows from investing activities
Change in restricted cash, cash equivalents and investments balance	999	(999)	—
Net cash used in investing activities	(257,362)	(999)	(258,361)

Net increase in cash, cash equivalents and restricted cash	$1,046	$1,059	$2,105
Cash, cash equivalents and restricted cash at the beginning of period	9,576	39,347	48,923
Cash, cash equivalents and restricted cash at the end of period	$10,622	$40,406	$51,028

There were no other material impacts to the Company's consolidated financial statements as a result of adopting these updated standards.

(s) Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. In addition, the FASB has also issued several amendments to the standard, which clarify certain aspects of the guidance, including an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, Leases, including its disclosure requirements, in the comparative periods presented. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits organizations not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.
The Company adopted ASU 2016-02 effective January 1, 2019, using the optional transition method described above. The Company will recognize the cumulative effect of adopting this guidance as an adjustment as of the effective date, primarily related to the recognition of lease liabilities of approximately $114,800 and corresponding right-of-use assets of approximately $99,500 for existing operating leases. The Company will also derecognize existing deferred rent liabilities of approximately $15,300. These adjustments had no effect on opening retained earnings and prior periods will not be retrospectively adjusted and continue to be reported in accordance with ASC 840. The new standard also provides practical expedients for an organization’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption and the practical expedient to not separate lease and non-lease components for all leases that qualify. The Company does not expect the adoption of this standard to impact its results of operations.

(2) Acquisitions
As set forth below, the Company completed five acquisitions from January 1, 2016 through December 31, 2018. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2018. The allocation will continue to be updated through the measurement period, if necessary. For each acquisition, the Company did not incur any material acquisition-related costs.
MedPartners Acquisition

On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,711 included (1) $196,533 cash consideration paid upon acquisition, funded through borrowings under the Company’s $400,000 secured revolving credit facility, provided for under a credit agreement (the “New Credit Agreement”), and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019. As the acquisition’s operations are not considered material, pro forma information is not provided. The results of MedPartners have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $222 was returned to the Company for the final working capital settlement. The New Credit Agreement is more fully described in Note (7), “Notes Payable and Credit Agreement.”
The preliminary allocation of the $200,711 purchase price consisted of (1) $28,420 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,822 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,113 of goodwill, all of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately sixteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$46,000	20
Customer Relationships	57,000	12
	$103,000
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
The preliminary allocation of the $35,503 purchase price consisted of (1) $4,360 of fair value of tangible assets acquired, which included $351 cash received, (2) $4,764 of liabilities assumed, (3) $19,110 of identified intangible assets, and (4) $16,797 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $5,400 of trademarks, $8,000 of customer relationships and $5,710 of staffing databases with a weighted average useful life of approximately twelve years.
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
HealthSource Global Staffing Acquisition
On January 11, 2016, the Company completed its acquisition of HealthSource Global Staffing (“HSG”), which provides labor disruption and rapid response staffing. The acquisition helps the Company expand its service lines and provide clients with rapid response staffing services. The initial purchase price of $8,511 included (1) $2,799 cash consideration paid upon acquisition, funded through cash-on-hand, net of cash received, and settlement of the pre-existing relationship between AMN and HSG, (2) $2,122 cash holdback for potential indemnification claims, and (3) a tiered contingent earn-out payment of up to $4,000 with an estimated fair value of $3,590 as of the acquisition date. The contingent earn-out payment is comprised of (A) up to $2,000 based on the operating results of HSG for the year ended December 31, 2016, of which, $1,930 and $70 were settled during the first quarters of 2017 and 2018, respectively, and (B) up to $2,000 based on the operating results of HSG for the year ending December 31, 2017, which was settled in full during the first quarter of 2018. As the acquisition is not considered significant, pro forma information has not been provided. The results of HSG have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2016, the final working capital settlement resulted in $292 due from the selling shareholders to the Company, which was settled through a reduction to a cash holdback.

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

(3) Fair Value Measurement

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

As of December 31, 2018, the Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $63,243 commercial paper issued and outstanding as of December 31, 2018, $15,192 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2017, the Company had $28,708 commercial paper issued and outstanding, of which $6,074 had original maturities greater than three months and were considered available-for-sale securities. The increase in commercial paper issued and outstanding is due to additional restricted investments related to the captive insurance company.

The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the consolidated statements of comprehensive income.

The following tables present information about assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2018
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,461	$2,461	$—	$—
Commercial paper	63,243	—	63,243	—
Acquisition contingent consideration liabilities	(7,700)	—	—	(7,700)

	Fair Value Measurements as of December 31, 2017
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,713	$2,713	$—	$—
Commercial paper	28,708	—	28,708	—
Acquisition contingent consideration liabilities	(2,070)	—	—	(2,070)
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2018	2017
Balance as of January 1,	$(2,070)	$(6,816)
Settlement of The First String Healthcare contingent consideration liability for year ended December 31, 2016	—	3,000
Settlement of HSG contingent consideration liability for year ended December 31, 2016	70	1,930
Settlement of HSG contingent consideration liability for year ended December 31, 2017	2,000	—
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	(5,700)	—
Contingent consideration liability from MedPartners acquisition on April 9, 2018	(4,400)	—
Change in fair value of contingent consideration liability from HSG acquisition	—	(184)
Change in fair value of contingent consideration liability from PDA and LFT acquisition	(1,300)	—
Change in fair value of contingent consideration liability from MedPartners acquisition	3,700	—
Balance as of December 31,	$(7,700)	$(2,070)

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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using prices for identical or similar investments of the same issuer, which are Level 2 inputs. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the consolidated statements of comprehensive income.
The following tables set forth a reconciliation of changes in the balance of the equity investment classified as Level 2 in the fair value hierarchy:

	2018	2017
Balance as of January 1,	$2,000	—
Initial investment	—	2,000
Additional investments	6,100	—
Change in fair value	7,349	—
Balance as of December 31,	$15,449	2,000

There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three years ended December 31, 2018 requiring such measurements.
Other Fair Value Measurement Disclosures

The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the consolidated balance sheets for which it is practicable to estimate that value. As of December 31, 2018, the Company’s 5.125% Senior Notes due 2024 (the “Notes”) have a carrying amount of $325,000 and an estimated fair value of $310,375. As of December 31, 2017, the Notes had a carrying amount of $325,000 and an estimated fair value of $335,156. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value. The Notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in Note (7), “Notes Payable and Credit Agreement.”
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets

As of December 31, 2018 and 2017, the Company had the following acquired intangible assets:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$25,536	$(10,174)	$15,362	$19,826	$(7,693)	$12,133
Customer relationships	201,759	(75,081)	126,678	136,759	(60,764)	75,995
Tradenames and trademarks	112,769	(22,529)	90,240	61,369	(16,757)	44,612
Non-compete agreements	2,877	(1,410)	1,467	1,697	(958)	739
Acquired technology	8,730	(5,730)	3,000	8,730	(4,513)	4,217
	$351,671	$(114,924)	$236,747	$228,381	$(90,685)	$137,696
Intangible assets not subject to amortization:
Tradenames and trademarks			$89,400			$89,400
			$326,147			$227,096

Aggregate amortization expense for intangible assets was $24,239 and $18,628 for the years ended December 31, 2018 and 2017, respectively. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense as of December 31, 2018 is as follows:

Amount
Year ending December 31, 2019	$25,943
Year ending December 31, 2020	23,030
Year ending December 31, 2021	21,014
Year ending December 31, 2022	20,756
Year ending December 31, 2023	20,182
Thereafter	125,822
$236,747

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2017	$104,306	$19,743	$217,705	$341,754
Goodwill adjustment from HSG acquisition	(1,199)	—	—	(1,199)
Goodwill adjustment from Peak acquisition	—	—	41	41
Balance, December 31, 2017	103,107	19,743	217,746	340,596
Goodwill from MedPartners acquisition		—	81,113	81,113
Goodwill from PDA and LFT acquisition	—	—	16,797	16,797
Balance, December 31, 2018	$103,107	$19,743	$315,656	$438,506
Accumulated impairment loss as of December 31, 2017 and 2018	$154,444	$53,940	$6,555	$214,939

(5) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Other current assets:
Restricted cash and cash equivalents	26,329	25,506
Income taxes receivable	799	15,898
Other	12,759	9,589
Other current assets	$39,887	$50,993

Fixed assets:
Furniture and equipment	$34,211	$29,494
Technology and software	162,006	132,770
Leasehold improvements	8,615	9,056
	204,832	171,320
Accumulated depreciation	(114,413)	(97,889)
Fixed assets, net	$90,419	$73,431

Accounts payable and accrued expenses:
Trade accounts payable	$31,537	$31,420
Subcontractor payable	50,892	41,786
Accrued expenses	30,236	29,238
Loss contingencies	24,549	12,548
Professional liability reserve	8,633	7,672
Other	3,756	7,655
Accounts payable and accrued expenses	$149,603	$130,319

Accrued compensation and benefits:
Accrued payroll	$42,571	$33,923
Accrued bonuses and commissions	18,021	19,489
Accrued travel expense	3,417	3,256
Health insurance reserve	3,559	3,658
Workers compensation reserve	7,817	8,553
Deferred compensation	55,720	49,330
Other	3,954	3,214
Accrued compensation and benefits	$135,059	$121,423

Other long-term liabilities:
Workers compensation reserve	$19,454	$19,074
Professional liability reserve	38,324	38,964
Deferred rent	15,012	14,744
Unrecognized tax benefits	4,862	5,270
Deferred revenue	865	960
Other	11	267
Other long-term liabilities	$78,528	$79,279

(6) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2018, 2017 and 2016 consists of the following:

	Years Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$33,564	$45,899	$68,312
State	12,047	8,699	11,441
Total	45,611	54,598	79,753
Deferred income taxes:
Federal	(1,372)	1,754	(9,115)
State	705	3,853	(309)
Total	(667)	5,607	(9,424)
Provision for income taxes from operations	$44,944	$60,205	$70,329

Total income tax expense for the years ended December 31, 2018, 2017 and 2016 was allocated as follows:

	Years Ended December 31,
	2018	2017	2016
Provision for income taxes from operations	$44,944	$60,205	$70,329
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(3,144)
	$44,944	$60,205	$67,185

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2018 and 35% for both 2017 and 2016 to pretax income from operations because of the effect of the following items during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Tax expense at federal statutory rate	$39,272	$67,467	$61,658
State taxes, net of federal benefit	9,902	7,880	7,597
Non-deductible expenses	2,956	3,849	3,656
Share-based compensation	(4,343)	(4,889)	—
Corporate tax rate change impact on deferred income taxes	—	(14,039)	—
Unrecognized tax benefit	413	(1,175)	379
Other, net	(3,256)	1,112	(2,961)
Income tax expense from operations	$44,944	$60,205	$70,329

The adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, resulted in recording reductions in income tax expense of $5,401 and $5,449 for the years ended December 31, 2018 and 2017. Prior to adoption, this amount would have been recorded as additional paid-in capital.
Certain reclassifications have been made to the prior year’s presentation of deferred tax assets and liabilities in order to conform to the current year presentation. The current year presentation presents the deferred tax assets and liabilities net of the federal benefit of state taxes. There is no change to the prior year total net deferred tax liabilities. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Stock compensation	$6,606	$7,326
Deferred compensation	13,869	12,336
Accrued expenses	21,643	12,477
Deferred rent	4,000	3,844
Net operating losses	1,846	2,590
Other	1,030	1,388
Total deferred tax assets	$48,994	$39,961
Deferred tax liabilities:
Intangibles	$(51,493)	$(49,235)
Fixed assets	(19,802)	(15,099)
Other	(5,025)	(2,628)
Total deferred tax liabilities	$(76,320)	$(66,962)
Valuation allowance	$—	$(35)
Net deferred tax liabilities	$(27,326)	$(27,036)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of the recorded valuation allowance.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2018 is $8,789, which is set to expire by 2029. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2018 is not material.

 A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Beginning balance of unrecognized tax benefits	$4,663	$6,842	$6,537
Additions based on tax positions related to the current year	475	513	—
Additions based on tax positions of prior years	753	731	868
Reductions due to lapse of applicable statute of limitation	(547)	(949)	(563)
Settlements	(951)	(2,474)	—
Ending balance of unrecognized tax benefits	$4,393	$4,663	$6,842

At December 31, 2018, if recognized, approximately $4,285 net of $577 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $467, $606 and $1,622 of accrued interest related to unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively. The amount of interest expense (benefit) recognized in 2018, 2017 and 2016 was $(139), $(1,016) and $78, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2018, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2009, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2015. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively.

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

The Company’s accounting for the following elements of the Tax Act was incomplete as of the year ended December 31, 2017. The Company was able to make reasonable estimates of executive compensation and accounting methods and, therefore, recorded provisional adjustments for these items. Final adjustments were made in the quarter ended December 31, 2018 which were not material and the accounting for these elements is now considered complete.

(7) Notes Payable and Credit Agreement

(a) The Company’s Credit Agreement and Related Credit Facilities

New Credit Agreement
On February 9, 2018, the Company entered into the New Credit Agreement with several lenders to provide for a $400,000 secured revolving credit facility (the “Senior Credit Facility”) to replace its then-existing Prior Credit Agreement. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. The obligations of the Company under the New Credit Agreement and the Senior Credit Facility are secured by substantially all of the assets of the Company. Borrowings under the Senior Credit Facility bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio. The interest rate for the outstanding Senior Credit Facility was 4.0% on a LIBOR basis as of December 31, 2018.
The New Credit Agreement contains various customary affirmative and negative covenants, including restrictions on incurrence of additional indebtedness, declaration and payment of dividends, dispositions of assets, consolidation into another entity, and allowable investments. Additionally, there are financial covenants based on the Company’s consolidated leverage ratio and interest coverage ratio as calculated in accordance with the New Credit Agreement. The payment obligations under the New Credit Agreement may be accelerated upon the occurrence of defined events of default. Additionally, the New Credit Agreement does not require the Company to make mandatory prepayments under any of the credit facilities provided thereunder with the proceeds of extraordinary receipts and excess cash flow when certain financial conditions are present. The Senior Credit Facility is secured by substantially all of the assets of the Company and the common stock or equity interests of its domestic subsidiaries.

In connection with obtaining the New Credit Agreement, the Company incurred $2,331 in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Senior Credit Facility. In addition, the Company wrote off $574 of unamortized financing fees during 2018 relating to the Prior Credit Facilities.
The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes of the Company. At December 31, 2018, with $15,265 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $264,735 of available credit under the Senior Credit Facility.

Credit Agreement Prior to February 9, 2018
The Company was party to a credit agreement (as amended to date, the “Prior Credit Agreement”) with several lenders in respect of three credit facilities (the “Prior Credit Facilities”), including (A) a $275,000 revolver facility (the “Revolver”), which included a $40,000 sublimit for the issuance of letters of credit and a $20,000 sublimit for swingline loans, (B) a $150,000 secured term loan facility (the “Original Term Loan”) and (C) a $75,000 secured term loan facility (the “Second Term Loan,” and together with the Original Term Loan, the “Term Loans”). The maturity dates of the Revolver and the Original Term Loan, on the one hand, and the Second Term Loan, on the other hand, were April 18, 2019 and January 4, 2021, respectively. The Company fully repaid all amounts under the Original Term Loan and Second Term Loan in 2016 and 2017, respectively.
The Revolver carried an unused fee of 0.25% to 0.35% per annum and each standby letter of credit issued under the Revolver was subject to a letter of credit fee ranging from 1.50% to 2.25% per annum of the average daily maximum amount available to be drawn under the standby letter of credit, in each case, depending on the Company’s consolidated leverage ratio, as calculated quarterly in accordance with the Prior Credit Agreement. The Second Term Loan was subject to amortization of principal of 5.00% per year of the original loan amount and payable in equal quarterly installments. Borrowings under the Second Term Loan and Revolver bore interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.50% to 2.25% or a base rate plus a spread of 0.50% to 1.25%. The applicable spread was determined quarterly based upon the Company’s consolidated leverage ratio.

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

(c) Debt Balances

Outstanding debt balances as of December 31, 2018 and 2017 consisted of the following:

	As of December 31,
	2018	2017
Senior Credit Facility	120,000	—
Notes	325,000	325,000
Total debt outstanding	445,000	325,000
Less unamortized fees	(4,393)	(5,157)
Long-term portion of notes payable	$440,607	$319,843

The aggregate principal amounts of the Senior Credit Facility and the Notes mature on February 9, 2023 and October 1, 2024, respectively.
(d) Letters of Credit

At December 31, 2018, the Company maintained outstanding standby letters of credit totaling $17,632 as collateral in relation to its professional liability insurance agreements, workers compensation insurance agreements, and a corporate office lease agreement. Of the $17,632 outstanding letters of credit, the Company has collateralized $2,367 in cash and cash equivalents and the remaining amount has been collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2017 totaled $21,976.

(8) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contribution expenses incurred under the AMN Plan were $5,250, $4,486 and $5,010 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the Plan were $4,708, $4,545 and $3,032 for the years ended December 31, 2018, 2017 and 2016, respectively. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies was $55,028 and $48,145 at December 31, 2018 and 2017, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(9) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2018 and 2017, no shares of preferred stock were outstanding.

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

The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b-18 of the Exchange Act, and in compliance with its debt instruments. Repurchases may be made from cash on hand, free cash flow generated from the Company’s business or from the Company’s Senior Credit Facility. Repurchases may be made from time to time through open market purchases or privately negotiated transactions. Repurchases may also be made pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading restrictions.

During 2018, the Company repurchased 1,236 shares of its common stock at an average price of $54.17 per share, resulting in an aggregate purchase price of $67,013. During 2017, the Company repurchased 487 shares of its common stock at an average price of $41.41 per share, resulting in an aggregate purchase price of $20,164.

(10) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s original adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan (under which there are no longer any outstanding awards) that were forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and have exercise prices that will be determined at the time of grant, which will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009, April 18, 2012 and April 28, 2017, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850, 2,400 and 1,400, respectively. At December 31, 2018 and 2017, respectively, 3,051 and 3,244 shares of common stock were reserved for future grants under the Equity Plan.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have consisted of SARs, options or RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2018, 173 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to a PRSU being earned) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2016	1,237	$16.73
Granted—RSUs	180	$32.65
Granted—PRSUs (1)	361	$20.88
Vested	(641)	$14.90
Canceled/forfeited/expired	(62)	$22.57
Unvested at December 31, 2016	1,075	$22.14
Granted—RSUs	166	$40.73
Granted—PRSUs (1)	317	$27.51
Vested	(637)	$16.88
Canceled/forfeited/expired	(66)	$30.02
Unvested at December 31, 2017	855	$30.98
Granted—RSUs	279	$53.73
Granted—PRSUs (1)	266	$35.28
Vested	(499)	$23.04
Canceled/forfeited/expired	(83)	$42.32
Unvested at December 31, 2018	818	$43.84

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2018, there was $17,021 unrecognized compensation cost related to non-vested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2018 and 2017, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $46,336 and $42,103, respectively.

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

A summary of stock option and SAR activity under the Equity Plan and Other Plans are as follows:

	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	332	$10.26
Granted	—	$—
Exercised	(44)	$13.69
Canceled/forfeited/expired	(2)	$18.03
Outstanding at December 31, 2016	286	$9.67
Granted	—	$—
Exercised	(24)	$18.85
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2017	262	$8.81
Granted	—	$—
Exercised	(35)	$10.12
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2018	227	$8.61
Vested and expected to vest at December 31, 2018	227	$8.61
Exercisable at December 31, 2018	227	$8.61

As of December 31, 2018, all SARs were fully vested, and there were no stock options outstanding. The total intrinsic value of stock options and SARs exercised was $1,535, $555 and $877 for 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, the total intrinsic value of stock options and SARs outstanding and exercisable was $10,841 and $10,674, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018	2017	2016
Share-based employee compensation, before tax	$10,815	$10,237	$11,399
Related income tax benefits	(2,812)	(3,985)	(4,423)
Share-based employee compensation, net of tax	$8,003	$6,252	$6,976

(11) Commitments and Contingencies

(a) Legal

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that employees were not afforded required breaks or compensated for all time worked, employees' wage statements are not sufficiently clear, and certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates. The Company believes that its wage and hour practices conform with law in all material respects, but litigation is always subject to inherent uncertainty. As a result, the Company entered into settlement agreements relating to claims in two wage and hour class actions during September and October 2018. The settlement agreements are subject to court approval, which is considered probable. The Company recorded increases to its accruals established in connection with these matters amounting to $12,140 during the third quarter of 2018.

With regards to outstanding loss contingencies as of December 31, 2018, which are included in accounts payable and accrued expenses in the consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

(b) Leases

The Company leases certain office facilities and equipment under various operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are as follows:

Operating Leases
Years ending December 31,
2019	$18,218
2020	18,149
2021	18,349
2022	18,144
2023	17,990
Thereafter	50,436
Total minimum lease payments	$141,286

Rent expense under operating leases was $21,402, $20,529, and $18,793 for the years ended December 31, 2018, 2017 and 2016, respectively.

(12) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$522,489	$558,108	$526,842	$528,635	$2,136,074
Gross profit	$167,824	$180,956	$175,147	$172,456	$696,383
Net income	$42,681	$35,529	$27,918	$35,613	$141,741
Net income per share from:
Basic	$0.89	$0.75	$0.59	$0.76	$2.99
Diluted	$0.87	$0.73	$0.58	$0.74	$2.91

Net income for the first quarter of 2018 included a net tax benefit of $2,501 to adjust for an immaterial error correction related to the income tax treatment of fair value changes in the cash surrender value of company owned life insurance for prior years.

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

Net income for the fourth quarter of 2017 included a discrete net tax benefit of $14,039 in connection with the Company's initial analysis of the impact of the Tax Act. See Note (6), “Income Taxes,” for additional information.

(13) Subsequent Events

Silversheet Acquisition

On January 30, 2019, the Company completed its acquisition of Silversheet, Inc. (“Silversheet”) for $30,000 in cash and a tiered contingent earn-out payment of up to $25,000. Silversheet provides innovative software and services to reduce the complexities and challenges of the credentialing process for clinicians and healthcare organizations. On January 29, 2019, the Company borrowed $30,000 under the New Credit Agreement to fund the acquisition. The New Credit Agreement is more fully described in Note (7), “Notes Payable and Credit Agreement.”

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2018.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired MedPartners HIM, LLC (the “acquired entity”) during 2018, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, the acquired entity’s internal control over financial reporting associated with total assets of $205.5 million (of which $179.8 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $91.4 million included in our consolidated financial statements as of and for the year ended December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes (collectively, the “consolidated financial statements”), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired MedPartners HIM, LLC, during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, MedPartners HIM, LLC’s internal control over financial reporting associated with total assets of $205.5 million (of which $179.8 million represents goodwill and intangibles included within the scope of the assessment) and total revenues of $91.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MedPartners HIM, LLC.
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

/s/ KPMG LLP

San Diego, California
February 20, 2019

Item 9B.	Other Information

On February 19, 2019, the Company entered into new severance agreements with each of Ralph S. Henderson, the Company’s President, Professional Services and Staffing, Brian M. Scott, the Company’s Chief Accounting Officer, Chief Financial Officer and Treasurer, and Denise L. Jackson, the Company’s Chief Legal Officer and Corporate Secretary (collectively, the “NEOs”). The terms of each of the new severance agreements with the NEOs are identical and provide certain benefits if his or her employment is terminated by the Company without Cause (as defined in the severance agreements) or the NEO resigns for Good Reason (as defined in the severance agreements). The severance benefits increase if the NEO’s employment with the Company is terminated without Cause or the NEO resigns for Good Reason within one year following a change in control of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 18, 2019 (the “2019 Annual Meeting Proxy Statement”) under the headings “Election of Directors—Nominees for the Board of Directors,” “Executive Compensation Disclosure—Non-Director Executive Officers,” “Security Ownership and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” the table set forth in “Corporate Governance—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Committees of the Board.”

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

Information required by this item is incorporated by reference to the 2019 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines,” “Corporate Governance—Board Role In Risk Oversight,” “Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the 2019 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information at December 31, 2018.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2019 Annual Meeting Proxy Statement under the headings “Corporate Governance—Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Independence,” and “Corporate Governance—Committees of the Board.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2019 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

2.3
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

10.1
Credit Agreement, dated as of February 9, 2018, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Nursefinders, LLC, Shiftwise, Inc., AMN Vision Services, LLC, Locum Leaders of Missouri, LLC, Onward Healthcare, LLC, Locum Leaders, LLC, Medefis, Inc., Avantas, LLC, The First String Healthcare, Inc., MillicanSolutions, LLC, B. E. Smith, LLC, B. E. Smith Interim Services, LLC, HealthSource Global Staffing, Inc., Peak Provider Solutions, Inc., Peak Health Solutions, LLC, and Peak Government Services, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.(Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.2
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.3
Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.4
AMN Healthcare 2017 Equity Plan (Management Contract or Compensatory Plan or Arrangement) effective as of April 19, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 19, 2017, filed with the SEC on April 25, 2017).

10.5	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.6	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.7	Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).**

10.8	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).**

Exhibit Number	Description
10.9
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010).

10.10
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011).

10.11
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 7, 2012).

10.12
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensation Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013).

10.13
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014).

10.14
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

10.17
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016).

10.18
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 6, 2016).

10.19
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016)

10.20
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (TSR) (Management Contract or Compensatory Plan or Arrangement). (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.21
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement—Officer (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.22
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.23
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting with Deferral) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

Exhibit Number	Description
10.24
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.25
AMN Healthcare 2017 Senior Executive Incentive Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2017).

10.26
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.27
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.28
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement).***

10.29	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).***

10.30	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, dated February 6, 2008 (Management Contract or Compensatory Plan or Arrangement).***

10.31
Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott, effective as of January 24, 2011 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated January 3, 2011, filed with the SEC on January 5, 2011).

10.32
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.33	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement).*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006.

***	Incorporated by reference to the applicable exhibit of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 20, 2019.

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

/S/ DAPHNE E. JONES
Daphne E. Jones Director