Form 10-Q
period 2019-03-31
AMN HEALTHCARE SERVICES INC
filed 2019-05-03
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1500476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12400 High Bluff Drive, Suite 100 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519
____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AMN	New York Stock Exchange
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
As of May 1, 2019, there were 46,619,697 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,116	$13,856
Accounts receivable, net of allowances of $11,716 and $10,560 at March 31, 2019 and December 31, 2018, respectively	365,231	365,871
Accounts receivable, subcontractor	55,607	50,143
Prepaid expenses	17,724	12,409
Other current assets	31,209	39,887
Total current assets	488,887	482,166
Restricted cash, cash equivalents and investments	61,279	59,331
Fixed assets, net of accumulated depreciation of $119,489 and $114,413 at March 31, 2019 and December 31, 2018, respectively	93,625	90,419
Operating lease right-of-use assets	97,055	—
Other assets	105,590	96,152
Goodwill	464,923	438,506
Intangible assets, net of accumulated amortization of $121,575 and $114,924 at March 31, 2019 and December 31, 2018, respectively	326,466	326,147
Total assets	$1,637,825	$1,492,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,566	$149,603
Accrued compensation and benefits	135,792	135,059
Current portion of operating lease liabilities	12,341	—
Deferred revenue	11,459	12,365
Other current liabilities	20,112	10,243
Total current liabilities	333,270	307,270

Revolving credit facility	150,000	120,000
Notes payable, less unamortized fees	320,798	320,607
Deferred income taxes, net	20,079	27,326
Operating lease liabilities	99,946	—
Other long-term liabilities	63,746	78,528
Total liabilities	987,839	853,731
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,122 issued and 46,578 outstanding at March 31, 2019 and 48,809 issued and 46,643 outstanding at December 31, 2018	491	488
Additional paid-in capital	447,632	452,730
Treasury stock, at cost (2,544 and 2,166 shares at March 31, 2019 and December 31, 2018, respectively)	(118,368)	(100,438)
Retained earnings	320,181	286,059
Accumulated other comprehensive income	50	151
Total stockholders’ equity	649,986	638,990
Total liabilities and stockholders’ equity	$1,637,825	$1,492,721

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$532,441	$522,489
Cost of revenue	355,682	354,665
Gross profit	176,759	167,824
Operating expenses:
Selling, general and administrative	119,997	104,737
Depreciation and amortization	11,710	7,886
Total operating expenses	131,707	112,623
Income from operations	45,052	55,201
Interest expense, net, and other	5,673	5,335
Income before income taxes	39,379	49,866
Income tax expense	5,257	7,185
Net income	$34,122	$42,681

Other comprehensive loss:
Foreign currency translation and other	(101)	(19)
Other comprehensive loss	(101)	(19)

Comprehensive income	$34,021	$42,662

Net income per common share:
Basic	$0.73	$0.89
Diluted	$0.71	$0.87
Weighted average common shares outstanding:
Basic	46,784	47,733
Diluted	47,772	49,116

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527
Equity awards vested and exercised, net of shares withheld for payroll taxes	349	4	(10,930)	—	—	—	—	(10,926)
Cumulative-effect adjustment from adoption of the new revenue recognition standard	—	—	—	—	—	2,089	—	2,089
Share-based compensation	—	—	2,864	—	—	—	—	2,864
Comprehensive income (loss)	—	—	—	—	—	42,681	(19)	42,662
Balance, March 31, 2018	48,760	$488	$445,285	(930)	$(33,425)	$186,999	$(131)	$599,216

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(378)	(17,930)	—	—	(17,930)
Equity awards vested and exercised, net of shares withheld for payroll taxes	313	3	(10,284)	—	—	—	—	(10,281)
Share-based compensation	—	—	5,186	—	—	—	—	5,186
Comprehensive income (loss)	—	—	—	—	—	34,122	(101)	34,021
Balance, March 31, 2019	49,122	$491	$447,632	(2,544)	$(118,368)	$320,181	$50	$649,986

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$34,122	$42,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,710	7,886
Non-cash interest expense and other	543	600
Write-off of fees on the prior credit facilities	—	574
Change in fair value of contingent consideration	(700)	—
Increase in allowances for doubtful accounts and sales credits	2,608	2,257
Provision for deferred income taxes	(9,036)	(5,113)
Share-based compensation	5,186	2,864
Loss on disposal or sale of fixed assets	4	5
Amortization of discount on investments	(120)	(15)
Non-cash lease expense	(92)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,500)	9,154
Accounts receivable, subcontractor	(5,465)	1,985
Income taxes receivable	799	9,881
Prepaid expenses	(5,387)	(2,375)
Other current assets	(1,783)	2,825
Other assets	(6,202)	(89)
Accounts payable and accrued expenses	2,949	(7,816)
Accrued compensation and benefits	330	(4,007)
Other liabilities	9,630	(1,498)
Deferred revenue	(1,418)	(52)
Restricted investments balance	36	(12)
Net cash provided by operating activities	36,214	59,735

Cash flows from investing activities:
Purchase and development of fixed assets	(7,388)	(5,703)
Purchase of investments	(7,362)	(2,086)
Proceeds from maturity of investments	11,700	2,900
Payments to fund deferred compensation plan	(3,583)	(4,724)
Cash paid for acquisitions, net of cash received	(29,525)	—
Cash paid for other intangibles	(90)	—
Net cash used in investing activities	(36,248)	(9,613)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from revolving credit facility	30,000	—
Repurchase of common stock	(17,930)	—
Payment of financing costs	—	(2,331)
Earn-out payments for prior acquisitions	—	(1,713)
Cash paid for shares withheld for taxes	(10,280)	(10,926)
Net cash provided by (used in) financing activities	1,790	(14,970)
Effect of exchange rate changes on cash	(101)	(19)
Net increase in cash, cash equivalents and restricted cash	1,655	35,133
Cash, cash equivalents and restricted cash at beginning of period	84,324	98,894
Cash, cash equivalents and restricted cash at end of period	$85,979	$134,027

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,338	$—
Cash paid for interest (net of $102 and $104 capitalized for the three months ended March 31, 2019 and 2018, respectively)	$1,524	$201
Cash paid for income taxes	$4,192	$2,731
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$1,041	$—
Goodwill	26,494	—
Intangible assets	6,880	—
Liabilities assumed	(3,390)	—
Earn-out liabilities	(1,500)	—
Net cash paid for acquisitions	$29,525	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,566	$2,860
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019 (“2018 Annual Report”).
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. In addition, the FASB has also issued several amendments to the standard, which clarify certain aspects of the guidance, including an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, Leases, including its disclosure requirements, in the comparative periods presented. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits organizations not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to use the hindsight practical expedient to determine the lease term or evaluate impairment for existing leases.
The Company adopted ASU 2016-02 effective January 1, 2019, using the optional transition method described above. The Company recognized the cumulative effect of adopting this guidance as an adjustment as of the effective date, primarily related to the recognition of lease liabilities of $114,807 and corresponding right-of-use assets of $99,525 for existing operating leases. The Company also derecognized existing deferred rent liabilities of $15,302. These adjustments had no effect on opening retained earnings and prior periods were not retrospectively adjusted and continue to be reported in accordance with ASC 840. The new standard also provides practical expedients for an organization’s ongoing accounting. The Company elected the short-term lease recognition exemption and the practical expedient to not separate lease and non-lease components for all leases that qualify. The Company does not expect the adoption of this standard to impact its results of operations.

There was no other material impact to the Company’s condensed consolidated financial statements as a result of adopting this updated standard.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. Restricted cash and cash equivalents primarily represent cash and money market funds on deposit with financial institutions and investments represents commercial paper that serves as collateral for the Company’s outstanding letters of credit and captive insurance subsidiary claim payments. See Note (6), “New Credit Agreement” and Note (7), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$19,116	$13,856
Restricted cash and cash equivalents (included in other current assets)	16,522	26,329
Restricted cash, cash equivalents and investments	61,279	59,331
Total cash, cash equivalents and restricted cash and investments	96,917	99,516
Less restricted investments	(10,938)	(15,192)
Total cash, cash equivalents and restricted cash	$85,979	$84,324

2. ACQUISITIONS
As set forth below, the Company completed three acquisitions from January 1, 2018 through March 31, 2019. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through March 31, 2019. The allocation will continue to be updated through the measurement period, if necessary. For each acquisition, the Company did not incur any material acquisition-related costs.
Silversheet Acquisition
On January 30, 2019, the Company completed its acquisition of Silversheet, Inc. (“Silversheet”) which provides innovative software and services to reduce the complexities and challenges of the credentialing process for clinicians and healthcare organizations. The initial purchase price of $31,676 included (1) $30,176 cash consideration paid upon acquisition, funded primarily through borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), dated as of February 9, 2018, by and among the Company and several lenders, and (2) a contingent earn-out payment of up to $25,000 with an estimated fair value of $1,500 as of the acquisition date. The contingent earn-out payment is based on (A) up to $6,000 based on the operating results of Silversheet for the twelve months ending December 31, 2019, and (B) up to $19,000 based on the operating results of Silversheet for the twelve months ending December 31, 2020. The results of Silversheet have been included in the Company’s other workforce solutions segment since the date of acquisition. The New Credit Agreement is more fully described in Note (6), “New Credit Agreement.”
The preliminary allocation of the $31,676 purchase price consisted of (1) $1,692 of fair value of tangible assets acquired, which included $651 cash received, (2) $3,390 of liabilities assumed, (3) $6,880 of identified intangible assets, and (4) $26,494 of goodwill, none of which is deductible for tax purposes. The fair value of intangible assets primarily includes $5,300 of developed technology and $1,500 of trademarks with a weighted average useful life of approximately eight years.
MedPartners Acquisition
On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,711 included (1) $196,533 cash consideration paid upon acquisition, funded primarily through borrowings under the Senior Credit Facility, and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, which resulted in no earn-out payment, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019. The results of MedPartners have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $222 was returned to the Company for the final working capital settlement.

The preliminary allocation of the $200,711 purchase price consisted of (1) $28,510 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,848 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,049 of goodwill, all of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately sixteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$46,000	20
Customer Relationships	57,000	12
	$103,000
Phillips DiPisa and Leaders For Today Acquisition
On April 6, 2018, the Company completed its acquisition of two related entities, Phillips DiPisa and Leaders For Today (“PDA and LFT”), which offer a range of leadership staffing and permanent placement solutions for the healthcare industry. The initial purchase price of $35,503 included (1) $30,268 cash consideration paid upon acquisition, funded through cash on hand, and (2) a contingent earn-out payment of up to $7,000 with an estimated fair value of $5,700 as of the acquisition date. The contingent earn-out payment is based on the operating results of PDA and LFT for the twelve months ending December 31, 2018, which resulted in the full earn-out payment made in April 2019. The results of PDA and LFT have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $465 was returned to the Company for the final working capital settlement.
The preliminary allocation of the $35,503 purchase price consisted of (1) $4,373 of fair value of tangible assets acquired, which included $351 cash received, (2) $4,764 of liabilities assumed, (3) $19,110 of identified intangible assets, and (4) $16,784 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $5,400 of trademarks, $8,000 of customer relationships and $5,710 of staffing databases with a weighted average useful life of approximately twelve years.

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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2019, the amount recognized as revenue that was previously deferred was not material.
The Company has elected to apply the following practical expedients and optional exemptions related to contract costs and revenue recognition:

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

See Note (5), “Segment Information” for additional information.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three and three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Net income	$34,122	$42,681

Net income per common share - basic	$0.73	$0.89
Net income per common share - diluted	$0.71	$0.87

Weighted average common shares outstanding - basic	46,784	47,733
Plus dilutive effect of potential common shares	988	1,383
Weighted average common shares outstanding - diluted	47,772	49,116
Share-based awards to purchase 66 and 9 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2019 and 2018, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2019	2018
Revenue
Nurse and allied solutions	$337,029	$338,179
Locum tenens solutions	80,490	103,117
Other workforce solutions	114,922	81,193
	$532,441	$522,489
Segment operating income
Nurse and allied solutions	$47,922	$51,805
Locum tenens solutions	5,701	9,958
Other workforce solutions	26,188	19,851
	79,811	81,614
Unallocated corporate overhead	17,863	15,663
Depreciation and amortization	11,710	7,886
Share-based compensation	5,186	2,864
Interest expense, net, and other	5,673	5,335
Income before income taxes	$39,379	$49,866
The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client’s contingent staffing needs. This service includes both the placement of the Company’s own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. See additional information in Note (3), “Revenue Recognition.” For the three months ended March 31, 2019 and 2018, revenue under the Company’s managed services program arrangements comprised approximately 67% and 63% for nurse and allied solutions revenue, 24% and 14% for locum tenens solutions revenue and 7% and 9% for other workforce solutions revenue, respectively.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2019	$103,107	$19,743	$315,656	$438,506
Goodwill adjustment for MedPartners acquisition	—	—	(64)	(64)
Goodwill adjustment for PDA and LFT acquisition	—	—	(13)	(13)
Goodwill from Silversheet acquisition	—	—	26,494	26,494
Balance, March 31, 2019	$103,107	$19,743	$342,073	$464,923
Accumulated impairment loss as of December 31, 2018 and March 31, 2019	$154,444	$53,940	$6,555	$214,939

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

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2018 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2019.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $61,786 commercial paper issued and outstanding as of March 31, 2019, $10,938 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2018, the Company had $63,243 commercial paper issued and outstanding, of which $15,192 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,473	$2,473	$—	$—
Commercial paper	61,786	—	61,786	—
Acquisition contingent consideration liabilities	(8,500)	—	—	(8,500)

	Fair Value Measurements as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,461	$2,461	$—	$—
Commercial paper	63,243	—	63,243	—
Acquisition contingent consideration liabilities	(7,700)	—	—	(7,700)

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
	2019	2018
Balance as of January 1,	$(7,700)	$(2,070)
Settlement of HSG contingent consideration liability for year ended December 31, 2016	—	70
Settlement of HSG contingent consideration liability for year ended December 31, 2017	—	2,000
Change in fair value of contingent consideration liability from Medpartners acquisition	700	—
Contingent consideration liability from Silversheet acquisition on January 30, 2019	(1,500)	—
Balance as of March 31,	$(8,500)	$—
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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both March 31, 2019 and December 31, 2018. There were no changes to the fair value of the equity investment recognized during the three months ended March 31, 2019.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three months ended March 31, 2019 and 2018.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of March 31, 2019, the Company’s senior notes have a carrying amount of $325,000 and an estimated fair value of $320,531. As of December 31, 2018, the senior notes had a carrying amount of $325,000 and an estimated fair value of $310,375. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value. The senior notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement” of our 2018 Annual Report.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. LEASES

The Company leases certain office facilities, data centers, and equipment under various operating leases. Leases with an initial term of 12 months or less (primarily related to housing arrangements for healthcare professionals on assignment) are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Certain leases also include options to terminate the leases within 3 years.

The components of lease expense were as follows:

Three Months Ended March 31,
2019
Lease Cost
Operating lease cost	$4,536
Short-term lease cost	5,922
Variable and other lease cost	717
Net lease cost	$11,175

The maturity of lease liabilities as of March 31, 2019 were as follows:

Operating Leases
Years ending December 31,
2019 (excluding the three months ended March 31, 2019)	$13,091
2020	17,698
2021	18,183
2022	18,057
2023	17,795
Thereafter	50,318
Total lease payments	$135,142
Less imputed interest	(22,855)
Present value of lease liabilities	$112,287

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$4,338
Operating lease right-of-use assets obtained in exchange for lease obligations	$—

Weighted average remaining lease term	7 years
Weighted average discount rate	4.8%

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 were as follows:

Operating Leases
Years ending December 31,
2019	$18,218
2020	18,149
2021	18,349
2022	18,144
2023	17,990
Thereafter	50,436
Total minimum lease payments	$141,286

Rent expense under operating leases (with initial lease terms in excess of one year) was $21,402 for the year ended December 31, 2018.

9. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2019, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2009 and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2015. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively.

The Company believes its reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

10. COMMITMENTS AND CONTINGENCIES: LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that employees were not afforded required breaks or compensated for all time worked, employees’ wage statements are not sufficiently clear, and certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates. The Company believes that its wage and hour practices conform with law in all material respects, but litigation is always subject to inherent uncertainty. As a result, the Company entered into settlement agreements relating to claims in two wage and hour class actions during September and October 2018. The settlement agreements are subject to court approval, which is considered probable. The Company recorded increases to its accruals established in connection with these matters amounting to $12,140 during the third quarter of 2018.
With regard to outstanding loss contingencies as of March 31, 2019, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Other current assets:
Restricted cash and cash equivalents	$16,522	$26,329
Income tax receivable	—	799
Other	14,687	12,759
Other current assets	$31,209	$39,887

Fixed assets:
Furniture and equipment	$36,313	$34,211
Software	168,030	162,006
Leasehold improvements	8,771	8,615
	213,114	204,832
Accumulated depreciation	(119,489)	(114,413)
Fixed assets, net	$93,625	$90,419

Other assets:
Life insurance cash surrender value	$64,500	$55,028
Other	41,090	41,124
Other assets	$105,590	$96,152

Accounts payable and accrued expenses:
Trade accounts payable	$23,203	$31,537
Subcontractor payable	55,575	50,892
Accrued expenses	37,831	30,236
Loss contingencies	24,578	24,549
Professional liability reserve	7,961	8,633
Other	4,418	3,756
Accounts payable and accrued expenses	$153,566	$149,603

Accrued compensation and benefits:
Accrued payroll	$39,933	$42,571
Accrued bonuses	13,546	18,021
Accrued travel expense	2,684	3,417
Health insurance reserve	3,582	3,559
Workers compensation reserve	8,378	7,817
Deferred compensation	65,820	55,720
Other	1,849	3,954
Accrued compensation and benefits	$135,792	$135,059

Other current liabilities:
Acquisition related liabilities	$7,668	$7,918
Other	12,444	2,325
Other current liabilities	$20,112	$10,243

Other long-term liabilities:
Workers compensation reserve	$18,953	$19,454
Professional liability reserve	38,058	38,324
Deferred rent	—	15,012
Unrecognized tax benefits	4,916	4,862
Deferred revenue	769	865
Other	1,050	11
Other long-term liabilities	$63,746	$78,528

12. SUBSEQUENT EVENTS

On April 29, 2019, the Company entered into an agreement to acquire Advanced Medical Personnel Services, Inc. (“Advanced”) for $200,000 in cash and tiered contingent consideration of up to $20,000. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. The closing of the acquisition is contingent upon satisfaction of certain conditions and, upon consummation, Advanced will become a wholly owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (“2018 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended March 31, 2019, we recorded revenue of $532.4 million, as compared to $522.5 million for the same period last year.
Nurse and allied solutions segment revenue comprised 63% and 65% of total consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions segment revenue comprised 15% and 20% of total consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days to one year.

Other workforce solutions segment revenue comprised 22% and 15% of total consolidated revenue for the three months ended March 31, 2019 and 2018, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) mid-revenue cycle management and related consulting services, (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (8) credentialing services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on January 30, 2019, April 6, 2018 and April 9, 2018, we acquired Silversheet, Phillips DiPisa and Leaders For Today (“PDA” and “LFT”) and MedPartners HIM (“MedPartners”), respectively. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. MedPartners provides mid-revenue cycle management solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. See additional information in the accompanying Note (2), “Acquisitions.”
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

In our nurse and allied solutions segment, overall demand is strong, although our financial results have been impacted by fewer contingent nurse staffing needs from a large client. Our allied staffing business continues its steady growth, with favorable trends across most modalities.

In our locum tenens solutions segment, we implemented operating model changes together with new front and back office technologies over the last 18 months. Although these changes are expected to have a long-term positive impact on our growth and profitability, they have been significantly more disruptive than anticipated to our current sales productivity and revenue. Although demand for hospitalists and emergency room physicians has significantly declined over the past 12 months, the overall demand environment for locum tenens has been relatively stable and client interest in managed service programs is increasing. Approximately 20% of our revenue in this segment is now derived through managed service programs.

In our other workforce solutions segment, our acquisitions in the mid-revenue cycle, interim leadership and executive search businesses continue to contribute to the segment’s growth. Our businesses in these markets are expected to comprise a bigger portion of our organic profitability growth in 2019.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standards Update (“ASU”) 2016-02 described in Item 1. Condensed Consolidated Financial Statements—Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2018 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The PDA, LFT, MedPartners and Silversheet acquisitions impact the comparability of the results between the three months ended March 31, 2019 and 2018 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2019	2018
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	66.8	67.9
Gross profit	33.2	32.1
Selling, general and administrative	22.5	20.0
Depreciation and amortization	2.2	1.5
Income from operations	8.5	10.6
Interest expense, net, and other	1.1	1.1
Income before income taxes	7.4	9.5
Income tax expense	1.0	1.3
Net income	6.4%	8.2%

Comparison of Results for the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue. Revenue increased 2% to $532.4 million for the three months ended March 31, 2019 from $522.5 million for the same period in 2018, primarily attributable to additional revenue of $34.3 million from our PDA, LFT, MedPartners and Silversheet acquisitions. Excluding the additional revenue from acquisitions, revenue decreased 5%.
Nurse and allied solutions segment revenue decreased less than 1% to $337.0 million for the three months ended March 31, 2019 from $338.2 million for the same period in 2018. The $1.2 million decrease was primarily attributable to a 1% decrease in the average bill rate, partially offset by a slight increase in the average number of healthcare professionals on assignment during the three months ended March 31, 2019.
 Locum tenens solutions segment revenue decreased 22% to $80.5 million for the three months ended March 31, 2019 from $103.1 million for the same period in 2018. The $22.6 million decrease was primarily attributable to a 23% decrease in the number of days filled during the three months ended March 31, 2019, partially offset by a 2% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 42% to $114.9 million for the three months ended March 31, 2019 from $81.2 million for the same period in 2018. Of the $33.7 million increase, $34.3 million was attributable to additional revenue in connection with the PDA, LFT, MedPartners and Silversheet acquisitions, partially offset by a decline in our interim leadership and mid-revenue cycle management businesses during the three months ended March 31, 2019.

Gross Profit. Gross profit increased 5% to $176.8 million for the three months ended March 31, 2019 from $167.8 million for the same period in 2018, representing gross margins of 33.2% and 32.1%, respectively. The gross margin for the three months ended March 31, 2019 was positively impacted by higher-than-average gross margins from PDA, LFT, MedPartners and Silversheet and a change in our physician permanent placement business model that prompted a $4.3 million classification of certain recruiter compensation expenses to SG&A (as defined below) that was previously in cost of revenue. Net of these factors, our year-over-year gross margin declined slightly primarily due to a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for the three months ended March 31, 2019 and 2018 was 27.9% and 28.0% for nurse and allied solutions, 27.7% and 28.7% for locum tenens solutions, and 52.6% and 53.6% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was driven by lower perm conversion fees and lower bill-to-pay spreads. The other workforce solutions segment decrease during the three months ended March 31, 2019 was primarily due to the change in sales mix resulting from the additions of PDA, LFT and MedPartners.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $120.0 million, representing 22.5% of revenue, for the three months ended March 31, 2019, as compared to $104.7 million, representing 20.0% of revenue, for the same period in 2018. The increase in SG&A expenses was primarily due to $8.7 million of additional SG&A expenses from the PDA, LFT, MedPartners and Silversheet acquisitions, the above-mentioned $4.3 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue, a $3.5 million increase in acquisition, integration and extraordinary legal expenses, and other expenses associated with our revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2019	2018
Nurse and allied solutions	$46,181	$42,985
Locum tenens solutions	16,562	19,591
Other workforce solutions	34,205	23,634
Unallocated corporate overhead	17,863	15,663
Share-based compensation	5,186	2,864
	$119,997	$104,737
Depreciation and Amortization Expenses. Amortization expense increased 52% to $6.7 million for the three months ended March 31, 2019 from $4.4 million for the same period in 2018, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the PDA, LFT, MedPartners and Silversheet acquisitions. Depreciation expense increased 46% to $5.1 million for the three months ended March 31, 2019 from $3.5 million for the same period in 2018, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $5.7 million during the three months ended March 31, 2019 as compared to $5.3 million for the same period in 2018. The increase is primarily due to higher average debt outstanding balance for the three months ended March 31, 2019, which resulted from borrowings used to finance the MedPartners and Silversheet acquisitions.

Income Tax Expense. Income tax expense was $5.3 million for the three months ended March 31, 2019 as compared to $7.2 million for the same period in 2018, reflecting effective income tax rates of 13% and 14% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the effective income tax rate was primarily attributable to the Company’s discrete tax benefits of $6.4 million and $7.1 million in relation to income before income taxes of $39.4 million and $49.9 million for the three months ended March 31, 2019 and 2018, respectively. We currently estimate our annual effective tax rate to be approximately 26% for 2019. The 13% effective tax rate for the three months ended March 31, 2019 differs from our estimated annual effective tax rate of 26% primarily due to a discrete tax benefit of $4.6 million during the three months ended March 31, 2019 relating to equity awards vested and exercised and a tax benefit of $1.5 million recorded by the Company during the three months ended March 31, 2019 relating to fair value changes in the cash surrender value of its Company Owned Life Insurance.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2019	2018

Net cash provided by operating activities	$36,214	$59,735
Net cash used in investing activities	(36,248)	(9,613)
Net cash provided by (used in) financing activities	1,790	(14,970)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. On February 9, 2018, we replaced our then-existing credit agreement with our New Credit Agreement (as defined below). As of March 31, 2019, $150 million was drawn with $234.7 million of available credit under the Senior Credit Facility (as defined below) and the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our New Credit Agreement, under which our Senior Credit Facility is governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement” of our 2018 Annual Report on Form 10-K.
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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 was $36.2 million, compared to $59.7 million for the same period in 2018. The decrease in net cash provided by operating activities was primarily attributable to (1) declined operating results, (2) increases in accounts receivable and subcontractor receivables, and (3) increases in income tax receivable, prepaid expenses and other current assets. The overall decrease was partially offset by increases in accounts payable and accrued expenses, accrued compensation and benefits and other liabilities between periods due to timing of payments. Our Days Sales Outstanding (“DSO”) was 62 days at March 31, 2019, 64 days at December 31, 2018, and 58 days at March 31, 2018.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $36.2 million, compared to $9.6 million for the same period in 2018. The increase was primarily due to $29.5 million used for acquisitions during the three months ended March 31, 2019, as compared to no cash paid for acquisitions during the three months ended March 31, 2018. The increase was partially offset by net proceeds of restricted investments related to our captive insurance company of $4.3 million during the three months ended March 31, 2019, as compared to $0.8 million during the three months ended March 31, 2018. See additional information in the accompanying Note (2), “Acquisitions.” Capital expenditures were $7.4 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $1.8 million, primarily due to borrowings of $30.0 million under the Senior Credit Facility (as defined below), partially offset by (1) $17.9 million paid in connection with the repurchase of our common stock and (2) $10.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the three months ended March 31, 2018 was $15.0 million, due to (1) $2.3 million payment of financing costs in connection with the new credit agreement, (2) $1.7 million for acquisition contingent consideration earn-out payments, and (3) $10.9 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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

In connection with obtaining the New Credit Agreement, we incurred $2.3 million in fees paid to lenders and other third parties, which were capitalized and are amortized to interest expense over the term of the Senior Credit Facility. In addition, we wrote off $0.6 million of unamortized financing fees during the three months ended March 31, 2019 related to our prior credit facilities. To help finance the MedPartners acquisition, we borrowed $195.0 million from the Senior Credit Facility in April 2018. We paid down $45 million during 2018. The acquisition is more fully described in Note (2) to the accompanying Condensed Consolidated Financial Statements, “Acquisitions.”
 Letters of Credit
 At March 31, 2019, we maintained outstanding standby letters of credit totaling $17.6 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $17.6 million of outstanding letters of credit, we have collateralized $2.4 million in cash and cash equivalents and the remaining amounts are collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2018 totaled $17.6 million.

Off-Balance Sheet Arrangements
 At March 31, 2019, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the three months ended March 31, 2019, other than the borrowings under the New Credit Agreement described in the accompanying Note (2), “Acquisitions,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2018 Annual Report.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt this standard in the first quarter of 2020 and are currently evaluating the impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. While we continue to assess the timing of adopting this standard, we do not expect the adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard modifies the current disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We will adopt this standard in the first quarter of 2020 and are currently evaluating the effect that adopting it will have on our disclosures.
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective on a prospective or retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt this standard in the first quarter of 2020 and are currently evaluating the effect that adopting it will have on our consolidated financial statements.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2018 Annual Report and include but are not limited to:

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

•
the effect of investigations, claims, and legal proceedings alleging medical malpractice, violations of employment, privacy and wage regulations and other legal theories of liability asserted against us, which could subject us to substantial liabilities;

•
any technology disruptions or our inability to implement new infrastructure and technology systems effectively may adversely affect our operating results and ability to manage our business effectively;

•	any failure to further develop and evolve our current workforce solutions technology offerings and capabilities, which may harm our business;

•
disruption to or failures of our SaaS-based technology or our inability to adequately protect our intellectual property rights with respect to such technology, which could reduce client satisfaction, harm our reputation and negatively affect our business;

•
security breaches and cybersecurity incidents that could compromise our information and systems, which could adversely affect our business operations and reputation and could subject us to substantial liabilities;

•
any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs, which could increase our operating costs and negatively affect our business and profitability;

•	any inability on our part to quickly and properly credential and match quality healthcare professionals with suitable placements, which may adversely affect demand for our services;

•	any inability on our part to continue to attract, develop and retain our sales and operations team members, which may deteriorate our operations;

•	our increasing dependence on third parties for the execution of certain critical functions;

•	the loss of our key officers and management personnel, which could adversely affect our business and operating results;

•	any inability to consummate and effectively incorporate acquisitions into our business operations, which may adversely affect our long-term growth and our results of operations;

•	businesses we acquire may have liabilities or adverse operating issues, which could harm our operating results;

•	any increase to our business and operating risks as we develop new services and clients, enter new lines of business, and focus more of our business on providing a full range of client solutions;

•	any inability on our part to maintain our positive brand awareness and identity, which may adversely affect our results of operation;

•	the expansion of social media platforms presents new risks and challenges, which could cause damage to our brand reputation;

•	any recognition of an impairment to the substantial amount of goodwill or indefinite-lived intangibles on our balance sheet;

•
our indebtedness, which could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of any variable rate debt;

•	the terms of our debt instruments that impose restrictions on us that may affect our ability to successfully operate our business; and

•	the effect of significant adverse adjustments to our insurance-related accruals on our balance sheet, which could decrease our earnings or increase our losses and negatively impact our cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2019, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2019. During the three months ended March 31, 2019, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2018 Annual Report.

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

During the first quarter of 2019, we purchased 378,317 shares of common stock at an average price of $47.37 per share, resulting in an aggregate purchase price of $17.9 million. The following table presents the detail of shares repurchased for the first quarter of 2019. All share repurchases reflected in the table below were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
February 1 - 28, 2019	22,900	$50.50	22,900	$48,405,129
March 1 - 31, 2019	355,417	$47.16	355,417	$31,631,647

Total	378,317	$47.37	378,317	$31,631,647

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement).*
10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*
10.3	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement).*
10.4	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*
10.5	Form of AMN Healthcare 2017 Equity Plan Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement).*
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2019

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)