Form 10-Q
period 2019-06-30
AMN HEALTHCARE SERVICES INC
filed 2019-08-07
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File No.: 001-16753

AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		06-1500476
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

12400 High Bluff Drive	Suite 100
San Diego	California	92130
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519
____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AMN	New York Stock Exchange
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
As of August 5, 2019, there were 46,662,179 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20,937	$13,856
Accounts receivable, net of allowances of $12,273 and $10,560 at June 30, 2019 and December 31, 2018, respectively	369,372	365,871
Accounts receivable, subcontractor	50,058	50,143
Prepaid expenses	13,966	12,409
Other current assets	35,535	39,887
Total current assets	489,868	482,166
Restricted cash, cash equivalents and investments	65,919	59,331
Fixed assets, net of accumulated depreciation of $121,354 and $114,413 at June 30, 2019 and December 31, 2018, respectively	97,249	90,419
Operating lease right-of-use assets	95,247	—
Other assets	109,909	96,152
Goodwill	588,457	438,506
Intangible assets, net of accumulated amortization of $128,932 and $114,924 at June 30, 2019 and December 31, 2018, respectively	409,439	326,147
Total assets	$1,856,088	$1,492,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$124,672	$149,603
Accrued compensation and benefits	149,937	135,059
Current portion of notes payable	3,750	—
Current portion of operating lease liabilities	13,068	—
Deferred revenue	11,053	12,365
Other current liabilities	14,344	10,243
Total current liabilities	316,824	307,270

Revolving credit facility	196,000	120,000
Notes payable, less unamortized fees	466,610	320,607
Deferred income taxes, net	39,273	27,326
Operating lease liabilities	97,355	—
Other long-term liabilities	59,586	78,528
Total liabilities	1,175,648	853,731
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,223 issued and 46,662 outstanding at June 30, 2019 and 48,809 issued and 46,643 outstanding at December 31, 2018	492	488
Additional paid-in capital	450,080	452,730
Treasury stock, at cost (2,561 and 2,166 shares at June 30, 2019 and December 31, 2018, respectively)	(119,143)	(100,438)
Retained earnings	349,050	286,059
Accumulated other comprehensive income (loss)	(39)	151
Total stockholders’ equity	680,440	638,990
Total liabilities and stockholders’ equity	$1,856,088	$1,492,721

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$535,177	$558,108	$1,067,618	$1,080,597
Cost of revenue	355,635	377,152	711,317	731,817
Gross profit	179,542	180,956	356,301	348,780
Operating expenses:
Selling, general and administrative	121,668	115,535	241,665	220,272
Depreciation and amortization	12,718	10,606	24,428	18,492
Total operating expenses	134,386	126,141	266,093	238,764
Income from operations	45,156	54,815	90,208	110,016
Interest expense, net, and other	6,065	6,376	11,738	11,711
Income before income taxes	39,091	48,439	78,470	98,305
Income tax expense	10,222	12,910	15,479	20,095
Net income	$28,869	$35,529	$62,991	$78,210

Other comprehensive income (loss):
Foreign currency translation and other	(89)	91	(190)	72
Other comprehensive income (loss)	(89)	91	(190)	72

Comprehensive income	$28,780	$35,620	$62,801	$78,282

Net income per common share:
Basic	$0.62	$0.75	$1.35	$1.64
Diluted	$0.61	$0.73	$1.32	$1.60
Weighted average common shares outstanding:
Basic	46,644	47,653	46,713	47,693
Diluted	47,424	48,936	47,597	49,026

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527
Equity awards vested and exercised, net of shares withheld for payroll taxes	349	4	(10,930)	—	—	—	—	(10,926)
Cumulative-effect adjustment from adoption of the new revenue recognition standard	—	—	—	—	—	2,089	—	2,089
Share-based compensation	—	—	2,864	—	—	—	—	2,864
Comprehensive income (loss)	—	—	—	—	—	42,681	(19)	42,662
Balance, March 31, 2018	48,760	$488	$445,285	(930)	$(33,425)	$186,999	$(131)	$599,216
Repurchase of common stock into treasury	—	—	—	(385)	(20,891)	—	—	(20,891)
Equity awards vested and exercised, net of shares withheld for payroll taxes	47	—	(482)	—	—	—	—	(482)
Share-based compensation	—	—	3,281	—	—	—	—	3,281
Comprehensive income	—	—	—	—	—	35,529	91	35,620
Balance, June 30, 2018	48,807	$488	$448,084	(1,315)	$(54,316)	$222,528	$(40)	$616,744

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(378)	(17,930)	—	—	(17,930)
Equity awards vested and exercised, net of shares withheld for payroll taxes	313	3	(10,284)	—	—	—	—	(10,281)
Share-based compensation	—	—	5,186	—	—	—	—	5,186
Comprehensive income (loss)	—	—	—	—	—	34,122	(101)	34,021
Balance, March 31, 2019	49,122	$491	$447,632	(2,544)	$(118,368)	$320,181	$50	$649,986
Repurchase of common stock into treasury	—	—	—	(17)	(775)	—	—	(775)
Equity awards vested and exercised, net of shares withheld for payroll taxes	101	1	(1,254)	—	—	—	—	(1,253)
Share-based compensation	—	—	3,702	—	—	—	—	3,702
Comprehensive income (loss)	—	—	—	—	—	28,869	(89)	28,780
Balance, June 30, 2019	49,223	$492	$450,080	(2,561)	$(119,143)	$349,050	$(39)	$680,440

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$62,991	$78,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,428	18,492
Non-cash interest expense and other	1,134	1,277
Write-off of fees on the prior credit facilities	—	574
Change in fair value of contingent consideration	(2,158)	19
Increase in allowances for doubtful accounts and sales credits	4,978	4,809
Provision for deferred income taxes	(10,328)	(7,173)
Share-based compensation	8,888	6,145
Loss on disposal or sale of fixed assets	39	39
Amortization of discount on investments	(229)	(62)
Non-cash lease expense	(106)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,427	13,830
Accounts receivable, subcontractor	84	6,355
Income taxes receivable	(1,673)	13,986
Prepaid expenses	(1,523)	(2,012)
Other current assets	583	(613)
Other assets	(8,763)	556
Accounts payable and accrued expenses	(29,471)	(8,954)
Accrued compensation and benefits	11,774	5,468
Other liabilities	(5,852)	(6,588)
Deferred revenue	(2,025)	1,573
Restricted investments balance	93	7
Net cash provided by operating activities	65,291	125,938

Cash flows from investing activities:
Purchase and development of fixed assets	(15,532)	(16,457)
Purchase of investments	(13,281)	(6,742)
Proceeds from maturity of investments	22,670	8,200
Payments to fund deferred compensation plan	(5,279)	(4,724)
Cash paid for acquisitions, net of cash received	(228,149)	(218,047)
Cash paid for other intangibles	(1,120)	(1,180)
Net cash used in investing activities	(240,691)	(238,950)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from term loans	150,000	—
Payments on revolving credit facility	(25,000)	(40,000)
Proceeds from revolving credit facility	101,000	195,000
Repurchase of common stock	(18,705)	(20,891)
Payment of financing costs	(777)	(2,331)
Earn-out payments for prior acquisitions	(5,700)	(1,713)
Cash paid for shares withheld for taxes	(11,533)	(11,408)
Net cash provided by financing activities	189,285	118,657
Effect of exchange rate changes on cash	(190)	72
Net increase in cash, cash equivalents and restricted cash	13,695	5,717
Cash, cash equivalents and restricted cash at beginning of period	84,324	98,894
Cash, cash equivalents and restricted cash at end of period	$98,019	$104,611

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$8,694	$—
Cash paid for interest (net of $230 and $193 capitalized for the six months ended June 30, 2019 and 2018, respectively)	$11,714	$10,167
Cash paid for income taxes	$27,369	$14,405
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$27,674	$23,577
Goodwill	149,941	98,538
Intangible assets	96,180	122,110
Liabilities assumed	(33,524)	(16,078)
Earn-out liabilities	(12,122)	(10,100)
Net cash paid for acquisitions	$228,149	$218,047
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,352	$1,800

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. Actual results could differ from those estimates under different assumptions or conditions.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases.” This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. In addition, the FASB has also issued several amendments to the standard, which clarify certain aspects of the guidance, including an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, Leases, including its disclosure requirements, in the comparative periods presented. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits organizations not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect to use the hindsight practical expedient to determine the lease term or evaluate impairment for existing leases.
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
Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. Restricted cash and cash equivalents primarily represent cash and money market funds on deposit with financial institutions and investments represents commercial paper that serves as collateral for the Company’s outstanding letters of credit and captive insurance subsidiary claim payments. See Note (6), “Notes Payable and Credit Agreement” and Note (7), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$20,937	$13,856
Restricted cash and cash equivalents (included in other current assets)	17,102	26,329
Restricted cash, cash equivalents and investments	65,919	59,331
Total cash, cash equivalents and restricted cash and investments	103,958	99,516
Less restricted investments	(5,939)	(15,192)
Total cash, cash equivalents and restricted cash	$98,019	$84,324

2. ACQUISITIONS
As set forth below, the Company completed four acquisitions from January 1, 2018 through June 30, 2019. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through June 30, 2019. The allocations noted as preliminary will continue to be updated through the measurement period, if necessary. For each acquisition, the Company did not incur any material acquisition-related costs.
Advanced Acquisition
On June 14, 2019, the Company completed its acquisition of Advanced Medical Personnel Services, Inc. (“Advanced”), a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings. The initial purchase price of $211,743 included (1) $201,121 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $10,622 as of the acquisition date. The contingent earn-out payment is based on the operating results of Advanced for the twelve months ending December 31, 2019. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), dated as of February 9, 2018, and (2) the First Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $150,000 of additional available borrowings to the Company. The New Credit Agreement and the First Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Advanced have been included in the Company’s nurse and allied solutions segment since the date of acquisition.
The preliminary allocation of the $211,743 purchase price consisted of (1) $29,064 of fair value of tangible assets acquired, which included $2,497 cash and restricted cash received, (2) $30,134 of liabilities assumed, (3) $89,300 of identified intangible assets, and (4) $123,513 of goodwill, of which $75,493 is expected to be deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, and income tax related matters. The intangible assets acquired have a weighted average useful life of approximately nine years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$71,000	10
Tradenames and Trademarks	10,000	5
Staffing Database	5,700	10
Developed Technology	2,600	3
	$89,300
Silversheet Acquisition
On January 30, 2019, the Company completed its acquisition of Silversheet, Inc. (“Silversheet”), which provides innovative software and services to reduce the complexities and challenges of the credentialing process for clinicians and healthcare organizations. The initial purchase price of $31,676 included (1) $30,176 cash consideration paid upon acquisition, funded primarily through borrowings under the Senior Credit Facility, and (2) a contingent earn-out payment of up to $25,000 with an estimated fair value of $1,500 as of the acquisition date. The contingent earn-out payment is based on (A) up to $6,000 based on the operating results of Silversheet for the twelve months ending December 31, 2019, and (B) up to $19,000 based on the operating results of Silversheet for the twelve months ending December 31, 2020. The results of Silversheet have been included in the Company’s other workforce solutions segment since the date of acquisition.
The preliminary allocation of the $31,676 purchase price consisted of (1) $1,758 of fair value of tangible assets acquired, which included $651 cash received, (2) $3,390 of liabilities assumed, (3) $6,880 of identified intangible assets, and (4) $26,428 of goodwill, none of which is deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, and income tax related matters. The fair value of intangible assets primarily includes $5,300 of developed technology and $1,500 of trademarks with a weighted average useful life of approximately eight years.

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
The allocation of the $200,711 purchase price, which was finalized during the second quarter of 2019, consisted of (1) $28,508 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,933 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,136 of goodwill, all of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately sixteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$46,000	20
Customer Relationships	57,000	12
	$103,000

Phillips DiPisa and Leaders For Today Acquisition
On April 6, 2018, the Company completed its acquisition of two related entities, Phillips DiPisa and Leaders For Today (“PDA and LFT”), which offer a range of leadership staffing and permanent placement solutions for the healthcare industry. The initial purchase price of $35,503 included (1) $30,268 cash consideration paid upon acquisition, funded through cash on hand, and (2) a contingent earn-out payment of up to $7,000 with an estimated fair value of $5,700 as of the acquisition date. The contingent earn-out payment is based on the operating results of PDA and LFT for the twelve months ending December 31, 2018, which was settled in full during the second quarter of 2019. The results of PDA and LFT have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $465 was returned to the Company for the final working capital settlement.
The allocation of the $35,503 purchase price, which was finalized during the second quarter of 2019, consisted of (1) $4,389 of fair value of tangible assets acquired, which included $351 cash received, (2) $4,779 of liabilities assumed, (3) $19,110 of identified intangible assets, and (4) $16,783 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $5,400 of trademarks, $8,000 of customer relationships and $5,710 of staffing databases with a weighted average useful life of approximately twelve years.

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

The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the six months ended June 30, 2019, previously deferred revenue recognized as revenue was $8,641.
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

See Note (5), “Segment Information” for additional information.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$28,869	$35,529	$62,991	$78,210

Net income per common share - basic	$0.62	$0.75	$1.35	$1.64
Net income per common share - diluted	$0.61	$0.73	$1.32	$1.60

Weighted average common shares outstanding - basic	46,644	47,653	46,713	47,693
Plus dilutive effect of potential common shares	780	1,283	884	1,333
Weighted average common shares outstanding - diluted	47,424	48,936	47,597	49,026

Share-based awards to purchase 66 and 66 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2019, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 36 and 23 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2018, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Nurse and allied solutions	$331,627	$332,728	$668,656	$670,907
Locum tenens solutions	82,074	107,297	162,564	210,414
Other workforce solutions	121,476	118,083	236,398	199,276
	$535,177	$558,108	$1,067,618	$1,080,597
Segment operating income
Nurse and allied solutions	$48,694	$43,936	$96,616	$95,741
Locum tenens solutions	7,128	13,371	12,829	23,329
Other workforce solutions	27,127	28,576	53,315	48,427
	82,949	85,883	162,760	167,497
Unallocated corporate overhead	21,373	17,181	39,236	32,844
Depreciation and amortization	12,718	10,606	24,428	18,492
Share-based compensation	3,702	3,281	8,888	6,145
Interest expense, net, and other	6,065	6,376	11,738	11,711
Income before income taxes	$39,091	$48,439	$78,470	$98,305

The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client’s contingent staffing needs. This service includes both the placement of the Company’s own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. See additional information in Note (3), “Revenue Recognition.” For the three months ended June 30, 2019 and 2018, revenue under the Company’s managed services program arrangements comprised approximately 65% and 56% for nurse and allied solutions revenue, 22% and 14% for locum tenens solutions revenue and 8% and 6% for other workforce solutions revenue, respectively. For the six months ended June 30, 2019 and 2018, revenue under the Company’s managed services program arrangements comprised approximately 66% and 60% for nurse and allied solutions revenue, 23% and 14% for locum tenens solutions revenue and 8% and 8% for other workforce solutions revenue, respectively.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2019	$103,107	$19,743	$315,656	$438,506
Goodwill adjustment for MedPartners acquisition	—	—	23	23
Goodwill adjustment for PDA and LFT acquisition	—	—	(13)	(13)
Goodwill from Silversheet acquisition	—	—	26,428	26,428
Goodwill from Advanced acquisition	123,513	—	—	123,513
Balance, June 30, 2019	$226,620	$19,743	$342,094	$588,457
Accumulated impairment loss as of December 31, 2018 and June 30, 2019	$154,444	$53,940	$6,555	$214,939

6. NOTES PAYABLE AND CREDIT AGREEMENT

On February 9, 2018, the Company entered into the New Credit Agreement with several lenders to provide for the $400,000 Senior Credit Facility to replace its then-existing credit facilities. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. On June 14, 2019, the Company entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150,000 secured term loan credit facility (the “Term Loan”). The First Amendment (together with the New Credit Agreement, the “Amended Credit Agreement”) also extended the maturity date of the Senior Credit Facility to be coterminous with the Term Loan. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company. The Company used the proceeds from the Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Advanced, as more fully described in Note (2), “Acquisitions.”

Borrowings under the Senior Credit Facility and the Term Loan (together, the “Credit Facilities”) bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 2.00% or a base rate plus a spread of 0.00% to 1.00%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio. The Term Loan is subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Credit Facilities is June 14, 2024.

In connection with the First Amendment, the Company incurred $875 in fees paid to lenders and other third parties, which were capitalized during the three months ended June 30, 2019 and are amortized to interest expense over the term of the Credit Facilities. In addition, $1,702 of unamortized financing fees relating to obtaining the New Credit Agreement will continue to be amortized to interest expense over the term of the Credit Facilities.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2018 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three and six months ended June 30, 2019.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $65,311 commercial paper issued and outstanding as of June 30, 2019, $5,939 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2018, the Company had $63,243 commercial paper issued and outstanding, of which $15,192 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,486	$2,486	$—	$—
Commercial paper	65,311	—	65,311	—
Acquisition contingent consideration liabilities	(10,664)	—	—	(10,664)

	Fair Value Measurements as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,461	$2,461	$—	$—
Commercial paper	63,243	—	63,243	—
Acquisition contingent consideration liabilities	(7,700)	—	—	(7,700)

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30,
	2019	2018
Balance as of April 1,	$(8,500)	$—
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	7,000	—
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	—	(5,700)
Contingent consideration liability from MedPartners acquisition on April 9, 2018	—	(4,400)
Contingent consideration liability from Advanced acquisition on June 14, 2019	(10,622)	—
Change in fair value of contingent consideration liability from PDA and LFT acquisition	—	(19)
Change in fair value of contingent consideration liability from Silversheet acquisition	1,458	—
Balance as of June 30,	$(10,664)	$(10,119)

	Six Months Ended June 30,
	2019	2018
Balance as of January 1,	$(7,700)	$(2,070)
Settlement of HSG contingent consideration liability for year ended December 31, 2016	—	70
Settlement of HSG contingent consideration liability for year ended December 31, 2017	—	2,000
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	7,000
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	—	(5,700)
Contingent consideration liability from MedPartners acquisition on April 9, 2018	—	(4,400)
Contingent consideration liability from Silversheet acquisition on January 30, 2019	(1,500)	—
Contingent consideration liability from Advanced acquisition on June 14, 2019	(10,622)	—
Change in fair value of contingent consideration liability from PDA and LFT acquisition	—	(19)
Change in fair value of contingent consideration liability from Medpartners acquisition	700	—
Change in fair value of contingent consideration liability from Silversheet acquisition	1,458	—
Balance as of June 30,	$(10,664)	$(10,119)

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both June 30, 2019 and December 31, 2018. There were no changes to the fair value of the equity investment recognized during the three and six months ended June 30, 2019.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the six months ended June 30, 2019 and 2018.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of June 30, 2019, the Company’s senior notes have a carrying amount of $325,000 and an estimated fair value of $331,500. As of December 31, 2018, the senior notes had a carrying amount of $325,000 and an estimated fair value of $310,375. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value. The senior notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement” of our 2018 Annual Report.
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

The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease Cost
Operating lease cost	$4,569	$9,105
Short-term lease cost	5,076	10,998
Variable and other lease cost	599	1,316
Net lease cost	$10,244	$21,419

The maturity of lease liabilities as of June 30, 2019 were as follows:

Operating Leases
Years ending December 31,
2019 (excluding the six months ended June 30, 2019)	$9,011
2020	18,220
2021	18,374
2022	18,181
2023	17,887
Thereafter	50,319
Total lease payments	$131,992
Less imputed interest	(21,569)
Present value of lease liabilities	$110,423

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$8,694
Operating lease right-of-use assets obtained in exchange for lease obligations	$—

Weighted average remaining lease term	7 years
Weighted average discount rate	4.8%

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

9. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2019, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2009 and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2015. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively. Prior to the Company's acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. Advanced filed a protest in August 2018 and had their first IRS Appeals meeting in May 2019. Advanced is no longer subject to state or local examinations by tax authorities for tax years before 2011. Advanced is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2011, payroll tax examination for the years 2014 and 2015 and income tax examination for the year 2014. The Company is indemnified for the potential contingent liability by Advanced. The Advanced acquisition is more fully described in Note (2), “Acquisitions.”

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
With regard to outstanding loss contingencies as of June 30, 2019, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Other current assets:
Restricted cash and cash equivalents	$17,102	$26,329
Income tax receivable	2,472	799
Other	15,961	12,759
Other current assets	$35,535	$39,887

Fixed assets:
Furniture and equipment	$35,578	$34,211
Software	173,753	162,006
Leasehold improvements	9,272	8,615
	218,603	204,832
Accumulated depreciation	(121,354)	(114,413)
Fixed assets, net	$97,249	$90,419

Other assets:
Life insurance cash surrender value	$68,122	$55,028
Other	41,787	41,124
Other assets	$109,909	$96,152

Accounts payable and accrued expenses:
Trade accounts payable	$20,691	$31,537
Subcontractor payable	49,227	50,892
Accrued expenses	35,142	30,236
Loss contingencies	8,096	24,549
Professional liability reserve	8,073	8,633
Other	3,443	3,756
Accounts payable and accrued expenses	$124,672	$149,603

Accrued compensation and benefits:
Accrued payroll	$41,660	$42,571
Accrued bonuses	18,367	18,021
Accrued travel expense	2,483	3,417
Health insurance reserve	3,985	3,559
Workers compensation reserve	8,566	7,817
Deferred compensation	71,292	55,720
Other	3,584	3,954
Accrued compensation and benefits	$149,937	$135,059

Other current liabilities:
Acquisition related liabilities	$10,780	$7,918
Other	3,564	2,325
Other current liabilities	$14,344	$10,243

Other long-term liabilities:
Workers compensation reserve	$19,078	$19,454
Professional liability reserve	33,439	38,324
Deferred rent	—	15,012
Unrecognized tax benefits	5,540	4,862
Deferred revenue	571	865
Other	958	11
Other long-term liabilities	$59,586	$78,528

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended June 30, 2019, we recorded revenue of $535.2 million, as compared to $558.1 million for the same period last year.
Nurse and allied solutions segment revenue comprised 63% and 62% of total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions segment revenue comprised 15% and 20% of total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days to one year.

Other workforce solutions segment revenue comprised 22% and 18% of total consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage all of their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) mid-revenue cycle management and related consulting services, (7) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (8) credentialing services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on June 14, 2019, January 30, 2019, April 6, 2018 and April 9, 2018, we acquired Advanced, Silversheet, Phillips DiPisa and Leaders For Today (“PDA” and “LFT”) and MedPartners HIM (“MedPartners”), respectively. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. MedPartners provides mid-revenue cycle management solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. See additional information in the accompanying Note (2), “Acquisitions.”
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends. The U.S. Bureau of Labor Statistics’ survey data reflects near record levels of healthcare job openings and quits. We view this data, along with a nearly 20-year-low unemployment rate and continued economic growth as positive trends for the healthcare staffing industry. These positive macro economic and labor trends have created a highly competitive labor market for clinicians and our clinician supply, particularly in nursing, has not kept pace with growth in client demand.

The consolidation within the healthcare industry is creating larger, more sophisticated and complex health systems that we believe has elevated the need for strategic workforce solutions capable of partnering to solve their recruiting, staffing and workforce optimization requirements. Given the increasing need for partners capable of offering a comprehensive workforce solution, we continue to see the benefits of our workforce solutions strategy, particularly with our MSPs. As a result of our ongoing focus on these strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients continues to increase, and we believe these strategic, longer-term relationships will continue to comprise a greater proportion of revenue in our staffing businesses.

In our nurse and allied solutions segment, overall demand is strong and at the highest levels seen this year. However, placement activity has been unfavorably impacted by fewer contingent nurse staffing needs from a large client. Limited growth in bill rates is also impacting our ability to sufficiently recruit the nurses to meet the increased demand. Our allied staffing business continues its steady organic revenue growth. We believe that the acquisition of Advanced and their supply of nurse and allied healthcare professionals will help us better address our client’s staffing needs.

In our locum tenens solutions segment, we implemented operating model changes together with new front and back office technologies primarily during 2018. Although these changes are expected to have a long-term positive impact on our business, they were significantly more disruptive than anticipated to our sales productivity and revenue. Although demand for hospitalists and emergency room physicians has significantly declined over the past 12 months, the demand environment for locum tenens in other specialties, especially behavioral health, is strong.

In our other workforce solutions segment, better demand and placements in the interim leadership and physician permanent placement divisions are driving improved segment performance and our profitability on a consolidated basis. Since experiencing a decline in our mid-revenue cycle division revenue in recent quarters following certain changes made to our MedPartners business after its acquisition, this division's revenue performance has since stabilized due in part to growth in serving our MSP customers.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standards Update (“ASU”) 2016-02 described in Item 1. Condensed Consolidated Financial Statements—Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2018 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The PDA, LFT, MedPartners, Silversheet and Advanced acquisitions impact the comparability of the results between the three and six months ended June 30, 2019 and 2018 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.5	67.6	66.6	67.7
Gross profit	33.5	32.4	33.4	32.3
Selling, general and administrative	22.7	20.7	22.6	20.4
Depreciation and amortization	2.4	1.9	2.4	1.7
Income from operations	8.4	9.8	8.4	10.2
Interest expense, net, and other	1.1	1.1	1.0	1.1
Income before income taxes	7.3	8.7	7.4	9.1
Income tax expense	1.9	2.3	1.5	1.9
Net income	5.4%	6.4%	5.9%	7.2%

Comparison of Results for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue. Revenue decreased 4% to $535.2 million for the three months ended June 30, 2019 from $558.1 million for the same period in 2018, primarily attributable to an approximately $14.0 million decrease in labor disruption revenue and lower revenue in the locum tenens solutions segment, partially offset by additional revenue of $5.4 million from our Silversheet and Advanced acquisitions. Excluding the additional revenue from acquisitions, revenue decreased 5%.
Nurse and allied solutions segment revenue decreased slightly to $331.6 million for the three months ended June 30, 2019 from $332.7 million for the same period in 2018. The $1.1 million decrease was primarily attributable to an approximately $14.0 million decrease in labor disruption revenue, partially offset by $5.0 million of revenue in connection with the Advanced acquisition and a 1% increase in the average number of healthcare professionals on assignment during the three months ended June 30, 2019.
 Locum tenens solutions segment revenue decreased 24% to $82.1 million for the three months ended June 30, 2019 from $107.3 million for the same period in 2018. The $25.2 million decrease was primarily attributable to a 25% decrease in the number of days filled during the three months ended June 30, 2019, partially offset by a 2% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 3% to $121.5 million for the three months ended June 30, 2019 from $118.1 million for the same period in 2018. The $3.4 million increase was primarily attributable to growth in our interim leadership, permanent placement and VMS businesses, partially offset by a decline in our mid-revenue cycle business during the three months ended June 30, 2019.

Gross Profit. Gross profit decreased 1% to $179.5 million for the three months ended June 30, 2019 from $181.0 million for the same period in 2018, representing gross margins of 33.5% and 32.4%, respectively. The gross margin for the three months ended June 30, 2019 was positively impacted by a higher gross margin in our nurse and allied solutions segment, driven by a higher labor disruption margin and partially offset by higher health insurance costs, higher other workforce solutions gross margin, and a favorable segment mix shift. These positive factors were partially offset by a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for the three months ended June 30, 2019 and 2018 was 27.5% and 26.3% for nurse and allied solutions, 27.8% and 29.8% for locum tenens solutions, and 54.0% and 52.2% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was driven by lower bill-to-pay spreads.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $121.7 million, representing 22.7% of revenue, for the three months ended June 30, 2019, as compared to $115.5 million, representing 20.7% of revenue, for the same period in 2018. The increase in SG&A expenses was primarily due to $2.3 million of additional SG&A expenses from the Silversheet and Advanced acquisitions, a $3.8 million increase in acquisition, integration and extraordinary legal expenses along with higher employee compensation expenses. The increase was partially offset by an additional $3.5 million of favorable actuarial-based decreases in our professional liability reserves as compared to the same period in 2018. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended June 30,
	2019	2018
Nurse and allied solutions	$42,342	$43,479
Locum tenens solutions	15,721	18,577
Other workforce solutions	38,530	33,017
Unallocated corporate overhead	21,373	17,181
Share-based compensation	3,702	3,281
	$121,668	$115,535
Depreciation and Amortization Expenses. Amortization expense increased 14% to $7.4 million for the three months ended June 30, 2019 from $6.5 million for the same period in 2018, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the Silversheet and Advanced acquisitions. Depreciation expense increased 32% to $5.4 million for the three months ended June 30, 2019 from $4.1 million for the same period in 2018, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $6.1 million during the three months ended June 30, 2019 as compared to $6.4 million for the same period in 2018. The decrease is primarily due to higher income from restricted investments related to our captive insurance company for the three months ended June 30, 2019, partially offset by a higher average debt outstanding balance for the three months ended June 30, 2019, which resulted from borrowings used to finance the Silversheet and Advanced acquisitions.

Income Tax Expense. Income tax expense was $10.2 million for the three months ended June 30, 2019 as compared to $12.9 million for the same period in 2018, reflecting effective income tax rates of 26% and 27% for the three months ended June 30, 2019 and 2018, respectively. The decrease in the effective income tax rate was primarily attributable to the Company’s discrete tax benefits of $1.9 million and $0.7 million in relation to income before income taxes of $39.1 million and $48.4 million for the three months ended June 30, 2019 and 2018, respectively. We currently estimate our annual effective tax rate to be approximately 25% for 2019. The 26% effective tax rate for the three months ended June 30, 2019 differs from our estimated annual effective tax rate of 25% primarily due to less proportionate discrete tax benefits recorded during the three months ended June 30, 2019, as compared to the six months ended June 30, 2019, in relation to income before income taxes. The discrete tax benefits are related to equity awards vested and exercised and fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”).

Comparison of Results for the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue. Revenue decreased 1% to $1,067.6 million for the six months ended June 30, 2019 from $1,080.6 million for the same period in 2018, primarily attributable to an approximately $10.0 million decrease in labor disruption revenue and lower revenue in the locum tenens solutions segment, partially offset by additional revenue of $39.7 million from our PDA, LFT, MedPartners, Silversheet, and Advanced acquisitions. Excluding the additional revenue from acquisitions, revenue decreased 5%.
Nurse and allied solutions segment revenue decreased slightly to $668.7 million for the six months ended June 30, 2019 from $670.9 million for the same period in 2018. The $2.2 million decrease was primarily attributable to an approximately $10.0 million decrease in labor disruption revenue and a 1% decrease in the average bill rate during the six months ended June 30, 2019, partially offset by additional revenue of $5.0 million in connection with the Advanced acquisition and a 1% increase in the average number of healthcare professionals on assignment.

 Locum tenens solutions segment revenue decreased 23% to $162.6 million for the six months ended June 30, 2019 from $210.4 million for the same period in 2018. The $47.8 million decrease was primarily attributable to a 24% decrease in the number of days filled during the six months ended June 30, 2019, partially offset by a 2% increase in the revenue per day filled.
Other workforce solutions segment revenue increased 19% to $236.4 million for the six months ended June 30, 2019 from $199.3 million for the same period in 2018. Of the $37.1 million increase, $34.7 million was attributable to additional revenue in connection with the PDA, LFT, MedPartners, and Silversheet acquisitions, with the remainder primarily attributable to growth in our permanent placement and VMS businesses, partially offset by a decline in our organic mid-revenue cycle business during the six months ended June 30, 2019.

Gross Profit. Gross profit increased 2% to $356.3 million for the six months ended June 30, 2019 from $348.8 million for the same period in 2018, representing gross margins of 33.4% and 32.3%, respectively. The gross margin for the six months ended June 30, 2019 was positively impacted by higher-than-average gross margins from PDA, LFT, and MedPartners and a change in our physician permanent placement business model that prompted a $4.3 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue. Net of these factors, our year-over-year gross margin declined primarily due to a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for the six months ended June 30, 2019 and 2018 was 27.7% and 27.2% for nurse and allied solutions, 27.8% and 29.2% for locum tenens solutions, and 53.3% and 52.7% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was driven by lower bill-to-pay spreads.

Selling, General and Administrative Expenses. SG&A expenses were $241.7 million, representing 22.6% of revenue, for the six months ended June 30, 2019, as compared to $220.3 million, representing 20.4% of revenue, for the same period in 2018. The increase in SG&A expenses was primarily due to $11.0 million of additional SG&A expenses from the PDA, LFT, MedPartners, Silversheet and Advanced acquisitions, a $7.3 million increase in acquisition, integration and extraordinary legal expenses, a $2.7 million increase in share-based compensation expense and higher employee compensation expenses. The increase was partially offset by an additional $3.5 million of favorable actuarial-based decreases in our professional liability reserves as compared to the same period in 2018. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Six Months Ended June 30,
	2019	2018
Nurse and allied solutions	$88,523	$86,464
Locum tenens solutions	32,283	38,168
Other workforce solutions	72,735	56,651
Unallocated corporate overhead	39,236	32,844
Share-based compensation	8,888	6,145
	$241,665	$220,272
Depreciation and Amortization Expenses. Amortization expense increased 28% to $14.0 million for the six months ended June 30, 2019 from $10.9 million for the same period in 2018, with the increase attributable to additional amortization expenses related to the intangible assets acquired in the PDA, LFT, MedPartners, Silversheet and Advanced acquisitions. Depreciation expense increased 37% to $10.4 million for the six months ended June 30, 2019 from $7.6 million for the same period in 2018, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $11.7 million during the six months ended June 30, 2019 as compared to $11.7 million for the same period in 2018. The slight increase is primarily due to a higher average debt outstanding balance for the six months ended June 30, 2019, which resulted from borrowings used to finance the Silversheet and Advanced acquisitions, partially offset by higher income from restricted investments related to our captive insurance company for the six months ended June 30, 2019.
Income Tax Expense. Income tax expense was $15.5 million for the six months ended June 30, 2019 as compared to income tax expense of $20.1 million for the same period in 2018, reflecting effective income tax rates of 20% and 20% for these periods, respectively. We currently estimate our annual effective income tax rate to be approximately 25% for 2019. The 20% effective tax rate for the six months ended June 30, 2019 differs from our estimated annual effective income tax rate of 25% primarily due to a discrete tax benefit of $5.5 million relating to the equity awards vested and exercised and a discrete tax benefit of $2.0 million relating to fair value changes in the cash surrender value of our COLI for the six months ended June 30, 2019.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$65,291	$125,938
Net cash used in investing activities	(240,691)	(238,950)
Net cash provided by financing activities	189,285	118,657
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and the Notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of June 30, 2019, (1) the total of our Term Loan (as defined below) outstanding (including both current and long-term portions) was $150.0 million, (2) $196.0 million was drawn with $188.7 million of available credit under the Senior Credit Facility (as defined below), and (3) the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “Notes”) outstanding equaled $325.0 million. We describe in further detail our credit agreement, in effect prior to the amendment thereof, under which our Senior Credit Facility is governed, and the Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement” of our 2018 Annual Report on Form 10-K. See additional information on our Amended Credit Agreement (as defined below) in Note (6), “Notes Payable and Credit Agreement” to the accompanying Condensed Consolidated Financial Statements.
We believe that cash generated from operations and available borrowings under our Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Senior Credit Facility or other borrowings under our Amended Credit Agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $65.3 million, compared to $125.9 million for the same period in 2018. The decrease in net cash provided by operating activities was primarily attributable to (1) declined operating results, (2) a decrease in accounts payable and accrued expenses primarily due to payment of a loss contingency during the second quarter of 2019, (3) increases in subcontractor receivables, and (4) increases in income tax receivable and other assets. The overall decrease was partially offset by increases in accrued compensation and benefits between periods due to timing of payments. Our Days Sales Outstanding (“DSO”) was 63 days at June 30, 2019, 64 days at December 31, 2018, and 58 days at June 30, 2018.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $240.7 million, compared to $239.0 million for the same period in 2018. The increase was primarily due to $228.1 million used for acquisitions during the six months ended June 30, 2019, as compared to $218.0 million used for acquisitions during the six months ended June 30, 2018. The increase was partially offset by net proceeds of restricted investments related to our captive insurance company of $9.4 million during the six months ended June 30, 2019, as compared to $1.5 million during the six months ended June 30, 2018. See additional information in the accompanying Note (2), “Acquisitions.” Capital expenditures were $15.5 million and $16.5 million for the six months ended June 30, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $189.3 million, primarily due to borrowings of $101.0 million under the Senior Credit Facility (as defined below) and $150.0 million of borrowings under the Term Loan (as defined below) used to fund our Advanced acquisition, partially offset by (1) the repayment of $25.0 million under the Senior Credit Facility, (2) $18.7 million paid in connection with the repurchase of our common stock, (3) $5.7 million for acquisition contingent consideration earn-out payments, and (4) $11.5 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the six months ended June 30, 2018 was $118.7 million, primarily due to borrowings of $195.0 million under the Senior Credit Facility, partially offset by (1) the repayment of $40.0 million under the Senior Credit Facility, (2) $20.9 million paid in connection with the repurchase of common stock, (3) $2.3 million payment of financing costs in connection with the new credit agreement, (4) $1.7 million for acquisition contingent consideration earn-out payments, and (5) $11.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement

On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. The Senior Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan”). The First Amendment (together with the New Credit Agreement, the “Amended Credit Agreement”) also extended the maturity date of the Senior Credit Facility to be coterminous with the Term Loan. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. For more detail regarding the terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, please see Note (6) to the accompanying Condensed Consolidated Financial Statements, “Notes Payable and Credit Agreement.”
 Letters of Credit
 At June 30, 2019, we maintained outstanding standby letters of credit totaling $17.6 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $17.6 million of outstanding letters of credit, we have collateralized $2.4 million in cash and cash equivalents and the remaining amounts are collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2018 totaled $17.6 million.

Off-Balance Sheet Arrangements
 At June 30, 2019, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the six months ended June 30, 2019, other than the borrowings under the New Credit Agreement and Amended Credit Agreement described in the accompanying Note (2), “Acquisitions” and Note (6), “Notes Payable and Credit Agreement,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2018 Annual Report.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2019, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2019, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2019, we purchased 395,212 shares of common stock at an average price of $47.30 per share, resulting in an aggregate purchase price of $18.7 million. The following table presents the detail of shares repurchased during the six months ended June 30, 2019. All share repurchases reflected in the table below were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
February 1 - 28, 2019	22,900	$50.50	22,900	$48,405,129
March 1 - 31, 2019	355,417	$47.16	355,417	$31,631,647
April 1 - 30, 2019	16,895	$45.80	16,895	$30,857,280

Total	395,212	$47.30	395,212	$30,857,280

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated as of April 29, 2019, by and among AMN Healthcare, Inc., Advanced Medical Holdings, LLC, and Advanced Medical Personnel Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated June 14, 2019, filed with the SEC on June 17, 2019).

4.1
First Amendment to Credit Agreement, dated as of June 14, 2019, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Nursefinders, LLC, Shiftwise, Inc., AMN Vision Services, LLC, Onward Healthcare, LLC, Locum Leaders, LLC, Medefis, Inc., Avantas, LLC, The First String Healthcare, Inc., MillicanSolutions, LLC, B. E. Smith, LLC, B. E. Smith Interim Services, LLC, HealthSource Global Staffing, Inc., Peak Provider Solutions, Inc., Peak Health Solutions, LLC, and Peak Government Services, LLC, Silversheet Inc., MedPartners HIM, LLC, Phillips, DiPisa & Associates, Inc., Leaders For Today, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.*

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

Date: August 7, 2019

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)