Form 10-Q
period 2019-09-30
AMN HEALTHCARE SERVICES INC
filed 2019-11-04
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
As of October 30, 2019, there were 46,711,155 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$40,748	$13,856
Accounts receivable, net of allowances of $11,324 and $10,560 at September 30, 2019 and December 31, 2018, respectively	354,742	365,871
Accounts receivable, subcontractor	62,752	50,143
Prepaid expenses	11,325	12,409
Other current assets	37,365	39,887
Total current assets	506,932	482,166
Restricted cash, cash equivalents and investments	59,165	59,331
Fixed assets, net of accumulated depreciation of $127,005 and $114,413 at September 30, 2019 and December 31, 2018, respectively	100,199	90,419
Operating lease right-of-use assets	92,257	—
Other assets	115,482	96,152
Goodwill	586,611	438,506
Intangible assets, net of accumulated amortization of $140,342 and $114,924 at September 30, 2019 and December 31, 2018, respectively	400,428	326,147
Total assets	$1,861,074	$1,492,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,505	$149,603
Accrued compensation and benefits	157,950	135,059
Current portion of notes payable	3,750	—
Current portion of operating lease liabilities	13,387	—
Deferred revenue	11,227	12,365
Other current liabilities	18,090	10,243
Total current liabilities	343,909	307,270
Revolving credit facility	146,000	120,000
Notes payable, less unamortized fees	465,899	320,607
Deferred income taxes, net	46,356	27,326
Operating lease liabilities	94,150	—
Other long-term liabilities	59,656	78,528
Total liabilities	1,155,970	853,731
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,271 issued and 46,710 outstanding at September 30, 2019 and 48,809 issued and 46,643 outstanding at December 31, 2018	493	488
Additional paid-in capital	451,096	452,730
Treasury stock, at cost (2,561 and 2,166 shares at September 30, 2019 and December 31, 2018, respectively)	(119,143)	(100,438)
Retained earnings	372,565	286,059
Accumulated other comprehensive income	93	151
Total stockholders’ equity	705,104	638,990
Total liabilities and stockholders’ equity	$1,861,074	$1,492,721

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$567,597	$526,842	$1,635,215	$1,607,439
Cost of revenue	377,566	351,695	1,088,883	1,083,512
Gross profit	190,031	175,147	546,332	523,927
Operating expenses:
Selling, general and administrative	133,207	121,216	374,872	341,488
Depreciation and amortization	17,085	11,296	41,513	29,788
Total operating expenses	150,292	132,512	416,385	371,276
Income from operations	39,739	42,635	129,947	152,651
Interest expense, net, and other	7,830	4,649	19,568	16,360
Income before income taxes	31,909	37,986	110,379	136,291
Income tax expense	8,394	10,068	23,873	30,163
Net income	$23,515	$27,918	$86,506	$106,128

Other comprehensive income (loss):
Foreign currency translation and other	132	133	(58)	205
Other comprehensive income (loss)	132	133	(58)	205

Comprehensive income	$23,647	$28,051	$86,448	$106,333

Net income per common share:
Basic	$0.50	$0.59	$1.85	$2.23
Diluted	$0.49	$0.58	$1.82	$2.17
Weighted average common shares outstanding:
Basic	46,677	47,286	46,701	47,556
Diluted	47,607	48,529	47,600	48,859

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527
Equity awards vested and exercised, net of shares withheld for payroll taxes	349	4	(10,930)	—	—	—	—	(10,926)
Cumulative-effect adjustment from adoption of the new revenue recognition standard	—	—	—	—	—	2,089	—	2,089
Share-based compensation	—	—	2,864	—	—	—	—	2,864
Comprehensive income (loss)	—	—	—	—	—	42,681	(19)	42,662
Balance, March 31, 2018	48,760	$488	$445,285	(930)	$(33,425)	$186,999	$(131)	$599,216
Repurchase of common stock into treasury	—	—	—	(385)	(20,891)	—	—	(20,891)
Equity awards vested and exercised, net of shares withheld for payroll taxes	47	—	(482)	—	—	—	—	(482)
Share-based compensation	—	—	3,281	—	—	—	—	3,281
Comprehensive income	—	—	—	—	—	35,529	91	35,620
Balance, June 30, 2018	48,807	$488	$448,084	(1,315)	$(54,316)	$222,528	$(40)	$616,744
Repurchase of common stock into treasury	—	—	—	(580)	(31,859)	—	—	(31,859)
Equity awards vested and exercised, net of shares withheld for payroll taxes	2	—	(25)	—	—	—	—	(25)
Share-based compensation	—	—	1,809	—	—	—	—	1,809
Comprehensive income	—	—	—	—	—	27,918	133	28,051
Balance, September 30, 2018	48,809	$488	$449,868	(1,895)	$(86,175)	$250,446	$93	$614,720

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(378)	(17,930)	—	—	(17,930)
Equity awards vested and exercised, net of shares withheld for payroll taxes	313	3	(10,284)	—	—	—	—	(10,281)
Share-based compensation	—	—	5,186	—	—	—	—	5,186
Comprehensive income (loss)	—	—	—	—	—	34,122	(101)	34,021
Balance, March 31, 2019	49,122	$491	$447,632	(2,544)	$(118,368)	$320,181	$50	$649,986
Repurchase of common stock into treasury	—	—	—	(17)	(775)	—	—	(775)
Equity awards vested and exercised, net of shares withheld for payroll taxes	101	1	(1,254)	—	—	—	—	(1,253)
Share-based compensation	—	—	3,702	—	—	—	—	3,702
Comprehensive income (loss)	—	—	—	—	—	28,869	(89)	28,780
Balance, June 30, 2019	49,223	$492	$450,080	(2,561)	$(119,143)	$349,050	$(39)	$680,440
Equity awards vested and exercised, net of shares withheld for payroll taxes	48	1	(1,809)	—	—	—	—	(1,808)
Share-based compensation	—	—	2,825	—	—	—	—	2,825
Comprehensive income	—	—	—	—	—	23,515	132	23,647
Balance, September 30, 2019	49,271	$493	$451,096	(2,561)	$(119,143)	$372,565	$93	$705,104

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$86,506	$106,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,513	29,788
Non-cash interest expense and other	1,816	591
Write-off of fees on the prior credit facilities	—	574
Change in fair value of contingent consideration	2,283	(1,307)
Increase in allowances for doubtful accounts and sales credits	6,809	6,240
Provision for deferred income taxes	(3,700)	(2,384)
Share-based compensation	11,713	7,954
Loss on disposal or sale of fixed assets	449	40
Amortization of discount on investments	(276)	(78)
Non-cash lease expense	(1)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	25,146	743
Accounts receivable, subcontractor	(12,610)	(3,879)
Income taxes receivable	(3,401)	12,997
Prepaid expenses	1,118	2,334
Other current assets	1,332	446
Other assets	(8,790)	(1,019)
Accounts payable and accrued expenses	(14,277)	7,311
Accrued compensation and benefits	19,787	11,014
Other liabilities	(7,273)	(10,423)
Deferred revenue	(2,038)	1,062
Restricted investments balance	99	(86)
Net cash provided by operating activities	146,205	168,046

Cash flows from investing activities:
Purchase and development of fixed assets	(24,776)	(23,922)
Purchase of investments	(16,759)	(27,185)
Proceeds from maturity of investments	28,635	10,400
Payments to fund deferred compensation plan	(11,364)	(7,800)
Equity investment	—	(4,600)
Cash paid for acquisitions, net of cash received	(228,222)	(217,361)
Cash paid for other intangibles	(1,120)	(1,180)
Net cash used in investing activities	(253,606)	(271,648)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Payments on term loans	(938)	—
Proceeds from term loans	150,000	—
Payments on revolving credit facility	(75,000)	(45,000)
Proceeds from revolving credit facility	101,000	195,000
Repurchase of common stock	(18,705)	(52,750)
Payment of financing costs	(875)	(2,331)
Earn-out payments for prior acquisitions	(5,700)	(1,713)
Cash paid for shares withheld for taxes	(13,342)	(11,432)
Net cash provided by financing activities	136,440	81,774
Effect of exchange rate changes on cash	(58)	205
Net increase (decrease) in cash, cash equivalents and restricted cash	28,981	(21,623)
Cash, cash equivalents and restricted cash at beginning of period	84,324	98,894
Cash, cash equivalents and restricted cash at end of period	$113,305	$77,271

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$13,294	$—
Cash paid for interest (net of $363 and $368 capitalized for the nine months ended September 30, 2019 and 2018, respectively)	$14,988	$11,521
Cash paid for income taxes	$32,457	$21,223
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$28,542	$24,027
Goodwill	148,095	97,703
Intangible assets	98,580	122,111
Liabilities assumed	(34,873)	(16,380)
Earn-out liabilities	(12,122)	(10,100)
Net cash paid for acquisitions	$228,222	$217,361
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,142	$4,504

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$40,748	$13,856
Restricted cash and cash equivalents (included in other current assets)	16,885	26,329
Restricted cash, cash equivalents and investments	59,165	59,331
Total cash, cash equivalents and restricted cash and investments	116,798	99,516
Less restricted investments	(3,493)	(15,192)
Total cash, cash equivalents and restricted cash	$113,305	$84,324

2. ACQUISITIONS
As set forth below, the Company completed four acquisitions from January 1, 2018 through September 30, 2019. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through September 30, 2019. The allocations noted as preliminary will continue to be updated through the measurement period, if necessary. For each acquisition, the Company did not incur any material acquisition-related costs.
Advanced Acquisition
On June 14, 2019, the Company completed its acquisition of Advanced Medical Personnel Services, Inc. (“Advanced”), a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings. The initial purchase price of $211,743 included (1) $201,121 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $10,622 as of the acquisition date. The contingent earn-out payment is based on the operating results of Advanced for the twelve months ending December 31, 2019. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), dated as of February 9, 2018, and (2) the First Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $150,000 of additional available borrowings to the Company. The New Credit Agreement and the First Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Advanced have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2019, an additional $73 of cash consideration was paid to the selling shareholders for the final working capital settlement.
The preliminary allocation of the $211,816 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $30,013 of fair value of tangible assets acquired, which included $2,497 cash and restricted cash received, (2) $31,483 of liabilities assumed, (3) $91,700 of identified intangible assets, and (4) $121,586 of goodwill, of which $56,936 is expected to be deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, and income tax related matters. The intangible assets acquired have a weighted average useful life of approximately nine years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$68,000	10
Tradenames and Trademarks	10,000	5
Staffing Database	10,300	10
Developed Technology	3,400	3
	$91,700
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
The preliminary allocation of the $31,676 purchase price consisted of (1) $1,677 of fair value of tangible assets acquired, which included $651 cash received, (2) $3,390 of liabilities assumed, (3) $6,880 of identified intangible assets, and (4) $26,509 of goodwill, none of which is deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, and income tax related matters. The fair value of intangible assets primarily includes $5,300 of developed technology and $1,500 of trademarks with a weighted average useful life of approximately eight years.

MedPartners Acquisition
On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,933 included (1) $196,533 cash consideration paid upon acquisition, funded primarily through borrowings under the Senior Credit Facility, and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, which resulted in no earn-out payment, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019. The results of MedPartners have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $222 was returned to the Company for the final working capital settlement.
The allocation of the $200,711 purchase price, which was reduced by the final working capital settlement and finalized during the second quarter of 2019, consisted of (1) $28,508 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,933 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,136 of goodwill, all of which is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately sixteen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Tradenames and Trademarks	$46,000	20
Customer Relationships	57,000	12
	$103,000

During the third quarter of 2019, the Company shortened the estimated useful life for the tradenames and trademarks intangible asset as a result of its plan to rebrand the revenue cycle solutions business. Based on this change in circumstances since the date of acquisition, the Company determined that the remaining useful life of this asset was five years and began amortizing its remaining value on a straight-line basis over the remaining useful life.
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
The allocation of the $35,503 purchase price, which was reduced by the final working capital settlement and finalized during the second quarter of 2019, consisted of (1) $4,389 of fair value of tangible assets acquired, which included $351 cash received, (2) $4,779 of liabilities assumed, (3) $19,110 of identified intangible assets, and (4) $16,783 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $5,400 of trademarks, $8,000 of customer relationships and $5,710 of staffing databases with a weighted average useful life of approximately twelve years.

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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. During the nine months ended September 30, 2019, previously deferred revenue recognized as revenue was $9,498.
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

See Note (5), “Segment Information” for additional information.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$23,515	$27,918	$86,506	$106,128

Net income per common share - basic	$0.50	$0.59	$1.85	$2.23
Net income per common share - diluted	$0.49	$0.58	$1.82	$2.17

Weighted average common shares outstanding - basic	46,677	47,286	46,701	47,556
Plus dilutive effect of potential common shares	930	1,243	899	1,303
Weighted average common shares outstanding - diluted	47,607	48,529	47,600	48,859

Share-based awards to purchase 32 and 55 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2019, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 36 and 27 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2018, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Nurse and allied solutions	$362,533	$306,292	$1,031,189	$977,199
Locum tenens solutions	84,164	101,102	246,728	311,516
Other workforce solutions	120,900	119,448	357,298	318,724
	$567,597	$526,842	$1,635,215	$1,607,439
Segment operating income
Nurse and allied solutions	$47,544	$42,165	$144,160	$137,906
Locum tenens solutions	6,156	10,992	18,985	34,321
Other workforce solutions	27,806	29,010	81,121	77,437
	81,506	82,167	244,266	249,664
Unallocated corporate overhead	21,857	26,427	61,093	59,271
Depreciation and amortization	17,085	11,296	41,513	29,788
Share-based compensation	2,825	1,809	11,713	7,954
Interest expense, net, and other	7,830	4,649	19,568	16,360
Income before income taxes	$31,909	$37,986	$110,379	$136,291

The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client’s contingent staffing needs. This service includes both the placement of the Company’s own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. See additional information in Note (3), “Revenue Recognition.” For the three months ended September 30, 2019 and 2018, revenue under the Company’s managed services program arrangements comprised approximately 60% and 61% for nurse and allied solutions revenue, 23% and 17% for locum tenens solutions revenue and 9% and 5% for other workforce solutions revenue, respectively. For the nine months ended September 30, 2019 and 2018, revenue under the Company’s managed services program arrangements comprised approximately 64% and 60% for nurse and allied solutions revenue, 23% and 16% for locum tenens solutions revenue and 9% and 7% for other workforce solutions revenue, respectively.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2019	$103,107	$19,743	$315,656	$438,506
Goodwill adjustment for MedPartners acquisition	—	—	23	23
Goodwill adjustment for PDA and LFT acquisition	—	—	(13)	(13)
Goodwill from Silversheet acquisition	—	—	26,509	26,509
Goodwill from Advanced acquisition	121,586	—	—	121,586
Balance, September 30, 2019	$224,693	$19,743	$342,175	$586,611
Accumulated impairment loss as of December 31, 2018 and September 30, 2019	$154,444	$53,940	$6,555	$214,939

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

In connection with the First Amendment, the Company incurred $875 in fees paid to lenders and other third parties, which were capitalized during the three months ended June 30, 2019 and are amortized to interest expense over the term of the Credit Facilities. In addition, $1,702 of unamortized financing fees incurred in connection with obtaining the New Credit Agreement will continue to be amortized to interest expense over the term of the Credit Facilities.

In connection with the Company's issuance of $300,000 aggregate principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes”) on October 1, 2019, the Company used a portion of the proceeds to repay $295,063 of its indebtedness under the Credit Facilities. See additional information in Note (12), “Subsequent Events.”

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2018 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three and nine months ended September 30, 2019.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $59,244 commercial paper issued and outstanding as of September 30, 2019, $3,493 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2018, the Company had $63,243 commercial paper issued and outstanding, of which $15,192 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,498	$2,498	$—	$—
Commercial paper	59,244	—	59,244	—
Acquisition contingent consideration liabilities	(15,105)	—	—	(15,105)

	Fair Value Measurements as of December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,461	$2,461	$—	$—
Commercial paper	63,243	—	63,243	—
Acquisition contingent consideration liabilities	(7,700)	—	—	(7,700)

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,
	2019	2018
Balance as of July 1,	$(10,664)	$(10,119)
Change in fair value of contingent consideration liability from PDA and LFT acquisition	—	(1,194)
Change in fair value of contingent consideration liability from MedPartners acquisition	—	2,520
Change in fair value of contingent consideration liability from Silversheet acquisition	42	—
Change in fair value of contingent consideration liability from Advanced acquisition	(4,483)	—
Balance as of September 30,	$(15,105)	$(8,793)

	Nine Months Ended September 30,
	2019	2018
Balance as of January 1,	$(7,700)	$(2,070)
Settlement of HSG contingent consideration liability for year ended December 31, 2016	—	70
Settlement of HSG contingent consideration liability for year ended December 31, 2017	—	2,000
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	7,000	—
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	—	(5,700)
Contingent consideration liability from MedPartners acquisition on April 9, 2018	—	(4,400)
Contingent consideration liability from Silversheet acquisition on January 30, 2019	(1,500)	—
Contingent consideration liability from Advanced acquisition on June 14, 2019	(10,622)	—
Change in fair value of contingent consideration liability from PDA and LFT acquisition	—	(1,213)
Change in fair value of contingent consideration liability from Medpartners acquisition	700	2,520
Change in fair value of contingent consideration liability from Silversheet acquisition	1,500	—
Change in fair value of contingent consideration liability from Advanced acquisition	(4,483)	—
Balance as of September 30,	$(15,105)	$(8,793)

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both September 30, 2019 and December 31, 2018. There were no changes to the fair value of the equity investment recognized during the three and nine months ended September 30, 2019.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the nine months ended September 30, 2019 and 2018.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. As of September 30, 2019, the 5.125% Senior Notes due 2024 (the “2024 Notes”) have a carrying amount of $325,000 and an estimated fair value of $337,188. As of December 31, 2018, the 2024 Notes had a carrying amount of $325,000 and an estimated fair value of $310,375. Quoted market prices in active markets for identical liabilities based inputs (Level 1) were used to estimate fair value. The 2024 Notes were issued in October 2016 and have a fixed rate of 5.125%. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement” of our 2018 Annual Report.
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

The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease Cost
Operating lease cost	$4,867	$13,972
Short-term lease cost	4,848	15,846
Variable and other lease cost	783	2,099
Net lease cost	$10,498	$31,917

The maturity of lease liabilities as of September 30, 2019 were as follows:

Operating Leases
Years ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$4,525
2020	18,343
2021	18,500
2022	18,230
2023	17,898
Thereafter	50,379
Total lease payments	$127,875
Less imputed interest	(20,338)
Present value of lease liabilities	$107,537

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$13,294
Operating lease right-of-use assets obtained in exchange for lease obligations	$—

Weighted average remaining lease term	7 years
Weighted average discount rate	4.8%

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

9. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2019, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2009 and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2016. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively. Prior to the Company's acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. Advanced filed a protest in August 2018 and had their first IRS Appeals meeting in May 2019. Advanced is no longer subject to state or local examinations by tax authorities for tax years before 2011. Advanced is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2011 and, payroll and income tax examinations for the years 2014 and 2015. The Company is indemnified for the potential contingent liability by Advanced. The Advanced acquisition is more fully described in Note (2), “Acquisitions.”

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
With regard to loss contingencies accrued as of September 30, 2019, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2019	December 31, 2018
Other current assets:
Restricted cash and cash equivalents	$16,885	$26,329
Income tax receivable	4,200	799
Other	16,280	12,759
Other current assets	$37,365	$39,887

Fixed assets:
Furniture and equipment	$35,214	$34,211
Software	182,694	162,006
Leasehold improvements	9,296	8,615
	227,204	204,832
Accumulated depreciation	(127,005)	(114,413)
Fixed assets, net	$100,199	$90,419

Other assets:
Life insurance cash surrender value	$74,645	$55,028
Other	40,837	41,124
Other assets	$115,482	$96,152

Accounts payable and accrued expenses:
Trade accounts payable	$25,474	$31,537
Subcontractor payable	61,958	50,892
Accrued expenses	35,125	30,236
Loss contingencies	6,045	24,549
Professional liability reserve	8,194	8,633
Other	2,709	3,756
Accounts payable and accrued expenses	$139,505	$149,603

Accrued compensation and benefits:
Accrued payroll	$43,727	$42,571
Accrued bonuses	20,240	18,021
Accrued travel expense	2,529	3,417
Health insurance reserve	4,168	3,559
Workers compensation reserve	8,587	7,817
Deferred compensation	75,739	55,720
Other	2,960	3,954
Accrued compensation and benefits	$157,950	$135,059

Other current liabilities:
Acquisition related liabilities	$15,105	$7,918
Other	2,985	2,325
Other current liabilities	$18,090	$10,243

Other long-term liabilities:
Workers compensation reserve	$18,228	$19,454
Professional liability reserve	34,855	38,324
Deferred rent	—	15,012
Unrecognized tax benefits	4,326	4,862
Deferred revenue	383	865
Other	1,864	11
Other long-term liabilities	$59,656	$78,528

12. SUBSEQUENT EVENTS

On October 1, 2019, the Company completed the issuance of $300,000 aggregate principal amount of the 2027 Notes, which mature on October 1, 2027. Interest on the 2027 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020.

With the proceeds from the 2027 Notes and cash generated from operations, the Company (1) repaid $149,063 of existing Term Loan indebtedness, (2) repaid $146,000 under the Senior Credit Facility, and (3) paid approximately $4,300 of fees and expenses related to the offering and issuance of the 2027 Notes.

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
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative workforce solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, revenue cycle solutions and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. For the three months ended September 30, 2019, we recorded revenue of $567.6 million, as compared to $526.8 million for the same period last year. For the nine months ended September 30, 2019, we recorded revenue of $1,635.2 million, as compared to $1,607.4 million for the same period last year.
Nurse and allied solutions segment revenue comprised 63% and 61% of total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths.

Locum tenens solutions segment revenue comprised 15% and 19% of total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. Through our locum tenens solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. These locum tenens providers are used by our clients to fill temporary vacancies created by vacation and leave schedules and to bridge the gap while they seek permanent candidates or explore expansion. Our locum tenens clients represent a diverse group of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions, and insurance entities. The professionals we place are recruited nationwide and are typically placed on contracts with assignment lengths ranging from a few days to one year.

Other workforce solutions segment revenue comprised 22% and 20% of total consolidated revenue for the nine months ended September 30, 2019 and 2018, respectively. Through our other workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) identifying and recruiting physicians and healthcare leaders for permanent placement, (2) placing interim leaders and executives across all healthcare settings, (3) a software-as-a-service (“SaaS”) VMS through which our clients can manage their temporary staffing needs, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) revenue cycle solutions and related consulting services, (7)

workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (8) credentialing services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on June 14, 2019, January 30, 2019, April 9, 2018 and April 6, 2018, we acquired Advanced, Silversheet, MedPartners HIM (“MedPartners”), and Phillips DiPisa and Leaders For Today (“PDA” and “LFT”), respectively. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. MedPartners provides revenue cycle solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. See additional information in the accompanying Note (2), “Acquisitions.”
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

In our nurse and allied solutions segment, overall demand is strong and at the highest levels seen since 2016. However, placement activity has been unfavorably impacted by fewer contingent nurse staffing needs from a large client. Additionally, a tight labor market and modest growth in bill rates is also impacting our ability to sufficiently recruit the nurses to meet the increased demand. Our allied staffing business continues to have strong overall demand resulting in steady organic revenue growth. However, we have recently experienced a decline in demand for therapists from our skilled nursing facility clients that is resulting from recently implemented Medicare reimbursement changes. The access to additional supply of nurse and allied healthcare professionals from the Advanced acquisition has helped us better address our client’s staffing demands.

The demand environment for locum tenens is also generally favorable, although demand for hospitalists and emergency room physicians has significantly declined over the past 12 months. Our locum tenens business has stabilized after disruption resulting from process and technology changes made during 2018, and recruiter productivity continues to improve.

In our other workforce solutions segment, better demand and placements in the interim leadership and physician permanent placement divisions and growth in technology workforce solutions are driving improved segment performance and our profitability on a consolidated basis. Since experiencing a decline in our revenue cycle solutions revenue in recent quarters, revenue for this division has seen signs of stabilization due in part to growing opportunities to serve our MSP customers.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The PDA, LFT, MedPartners, Silversheet and Advanced acquisitions impact the comparability of the results between the three and nine months ended September 30, 2019 and 2018 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.5	66.8	66.6	67.4
Gross profit	33.5	33.2	33.4	32.6
Selling, general and administrative	23.5	23.0	22.9	21.2
Depreciation and amortization	3.0	2.1	2.6	1.9
Income from operations	7.0	8.1	7.9	9.5
Interest expense, net, and other	1.4	0.9	1.1	1.0
Income before income taxes	5.6	7.2	6.8	8.5
Income tax expense	1.5	1.9	1.5	1.9
Net income	4.1%	5.3%	5.3%	6.6%

Comparison of Results for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Revenue. Revenue increased 8% to $567.6 million for the three months ended September 30, 2019 from $526.8 million for the same period in 2018, primarily attributable to additional revenue of $37.0 million from our Silversheet and Advanced acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by lower revenue in our locum tenens solutions segment. Excluding the additional revenue from acquisitions, revenue increased 1%.
Nurse and allied solutions segment revenue increased 18% to $362.5 million for the three months ended September 30, 2019 from $306.3 million for the same period in 2018. The $56.2 million increase was primarily attributable to $36.6 million of revenue in connection with the Advanced acquisition, a 2% increase in the average number of healthcare professionals on assignment, and a 2% increase in the average bill rate during the during the three months ended September 30, 2019.
 Locum tenens solutions segment revenue decreased 17% to $84.2 million for the three months ended September 30, 2019 from $101.1 million for the same period in 2018. The $16.9 million decrease was primarily attributable to a 15% decrease in the number of days filled and a 2% decrease in the revenue per day filled during the three months ended September 30, 2019.
Other workforce solutions segment revenue increased 1% to $120.9 million for the three months ended September 30, 2019 from $119.4 million for the same period in 2018. The $1.5 million increase was primarily attributable to growth in our interim leadership, permanent placement, recruitment process outsourcing, and VMS businesses, partially offset by a decline in our revenue cycle solutions business during the three months ended September 30, 2019.

Gross Profit. Gross profit increased 8% to $190.0 million for the three months ended September 30, 2019 from $175.1 million for the same period in 2018, representing gross margins of 33.5% and 33.2%, respectively. The gross margin for the three months ended September 30, 2019 was positively impacted by a higher gross margin in our nurse and allied solutions segment, driven by a higher labor disruption margin and partially offset by higher traveler housing costs, and higher other workforce solutions gross margin. These positive factors were partially offset by a lower margin in our locum tenens solutions segment and an unfavorable segment mix shift. Gross margin by reportable segment for the three months ended September 30, 2019 and 2018 was 27.9% and 27.4% for nurse and allied solutions, 27.5% and 28.4% for locum tenens solutions, and 54.3% and 52.4% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was driven by lower perm conversion fees.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $133.2 million, representing 23.5% of revenue, for the three months ended September 30, 2019, as compared to $121.2 million, representing 23.0% of revenue, for the same period in 2018. The increase in SG&A expenses was primarily due to $6.8 million of additional SG&A expenses from the Silversheet and Advanced acquisitions, a $10.1 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, and extraordinary legal expenses, higher employee compensation expenses, and other expenses associated with our revenue growth. The increase was partially offset by a $12.1 million increase in legal accruals during the three months ended September 30, 2018. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended September 30,
	2019	2018
Nurse and allied solutions	$53,673	$41,643
Locum tenens solutions	16,998	17,762
Other workforce solutions	37,854	33,575
Unallocated corporate overhead	21,857	26,427
Share-based compensation	2,825	1,809
	$133,207	$121,216
Depreciation and Amortization Expenses. Amortization expense increased 70% to $11.4 million for the three months ended September 30, 2019 from $6.7 million for the same period in 2018, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Silversheet and Advanced acquisitions and the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition. Depreciation expense increased 24% to $5.7 million for the three months ended September 30, 2019 from $4.6 million for the same period in 2018, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $7.8 million during the three months ended September 30, 2019 as compared to $4.6 million for the same period in 2018. The increase is primarily due to a higher average debt outstanding balance for the three months ended September 30, 2019, which resulted from borrowings used to finance the Silversheet and Advanced acquisitions, and a $1.4 million gain related to the change in fair value of an equity investment during the three months ended September 30, 2018. The overall increase is partially offset by a higher income from restricted investments related to our captive insurance company for the three months ended September 30, 2019.

Income Tax Expense. Income tax expense was $8.4 million for the three months ended September 30, 2019 as compared to $10.1 million for the same period in 2018, reflecting effective income tax rates of 26% and 27% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective income tax rate was primarily attributable to the Company’s discrete tax benefits of $1.5 million and $0.9 million in relation to income before income taxes of $31.9 million and $38.0 million for the three months ended September 30, 2019 and 2018, respectively. We currently estimate our annual effective tax rate to be approximately 24% for 2019. The 26% effective tax rate for the three months ended September 30, 2019 differs from our estimated annual effective tax rate of 24% primarily due to less proportionate discrete tax benefits recorded during the three months ended September 30, 2019, as compared to the nine months ended September 30, 2019, in relation to income before income taxes. The discrete tax benefits are related to equity awards vested and exercised and fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) and reductions to the reserve for unrecognized tax benefits.

Comparison of Results for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenue. Revenue increased 2% to $1,635.2 million for the nine months ended September 30, 2019 from $1,607.4 million for the same period in 2018, primarily attributable to additional revenue of $76.7 million from our PDA, LFT, MedPartners, Silversheet, and Advanced acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by an approximately $8.0 million decrease in labor disruption revenue and lower revenue in our locum tenens solutions segment. Excluding the additional revenue from acquisitions, revenue decreased 3%.
Nurse and allied solutions segment revenue increased 6% to $1,031.2 million for the nine months ended September 30, 2019 from $977.2 million for the same period in 2018. The $54.0 million increase was primarily attributable to additional revenue of $41.7 million in connection with the Advanced acquisition and a 1% increase in the average number of healthcare professionals on assignment during the nine months ended September 30, 2019, partially offset by an approximately $8.0 million decrease in labor disruption revenue.
 Locum tenens solutions segment revenue decreased 21% to $246.7 million for the nine months ended September 30, 2019 from $311.5 million for the same period in 2018. The $64.8 million decrease was primarily attributable to a 21% decrease in the number of days filled during the nine months ended September 30, 2019, partially offset by a slight increase in the revenue per day filled.
Other workforce solutions segment revenue increased 12% to $357.3 million for the nine months ended September 30, 2019 from $318.7 million for the same period in 2018. Of the $38.6 million increase, $35.1 million was attributable to additional revenue in connection with the PDA, LFT, MedPartners, and Silversheet acquisitions, with the remainder primarily attributable to growth in our permanent placement, recruitment process outsourcing, VMS, and organic interim leadership businesses, partially offset by a decline in our organic revenue cycle solutions business during the nine months ended September 30, 2019.

Gross Profit. Gross profit increased 4% to $546.3 million for the nine months ended September 30, 2019 from $523.9 million for the same period in 2018, representing gross margins of 33.4% and 32.6%, respectively. The gross margin for the nine months ended September 30, 2019 was positively impacted by a higher gross margins in our nurse and allied solutions segment, driven by higher labor disruption margin, higher other workforce solutions gross margin, a change in our physician permanent placement business model that prompted a $4.3 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue, and a favorable segment mix shift. These positive factors were partially offset by a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for the nine months ended September 30, 2019 and 2018 was 27.8% and 27.2% for nurse and allied solutions, 27.7% and 29.0% for locum tenens solutions, and 53.7% and 52.6% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was driven by lower perm conversion fees and lower bill-to-pay spreads.

Selling, General and Administrative Expenses. SG&A expenses were $374.9 million, representing 22.9% of revenue, for the nine months ended September 30, 2019, as compared to $341.5 million, representing 21.2% of revenue, for the same period in 2018. The increase in SG&A expenses was primarily due to $17.8 million of additional SG&A expenses from the PDA, LFT, MedPartners, Silversheet and Advanced acquisitions, a $17.3 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, and extraordinary legal expenses, a $3.8 million increase in share-based compensation expense, and higher employee compensation expenses. The increase was partially offset by an additional $3.5 million of favorable actuarial-based decreases in our professional liability reserves as compared to the same period in 2018 and a $12.1 million increase in legal accruals during the nine months ended September 30, 2018. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Nine Months Ended September 30,
	2019	2018
Nurse and allied solutions	$142,196	$128,107
Locum tenens solutions	49,281	55,930
Other workforce solutions	110,589	90,226
Unallocated corporate overhead	61,093	59,271
Share-based compensation	11,713	7,954
	$374,872	$341,488
Depreciation and Amortization Expenses. Amortization expense increased 44% to $25.4 million for the nine months ended September 30, 2019 from $17.6 million for the same period in 2018, with the increase primarily attributable to additional amortization expenses related to the intangible assets acquired in the PDA, LFT, MedPartners, Silversheet and Advanced acquisitions and the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition. Depreciation expense increased 32% to $16.1 million for the nine months ended September 30, 2019 from $12.2 million for the same period in 2018, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $19.6 million during the nine months ended September 30, 2019 as compared to $16.4 million for the same period in 2018. The increase is primarily due to a higher average debt outstanding balance for the nine months ended September 30, 2019, which resulted from borrowings used to finance the Silversheet and Advanced acquisitions, and a $1.4 million gain related to the change in fair value of an equity investment during the nine months ended September 30, 2018. The overall increase is partially offset by higher income from restricted investments related to our captive insurance company for the nine months ended September 30, 2019.
Income Tax Expense. Income tax expense was $23.9 million for the nine months ended September 30, 2019 as compared to income tax expense of $30.2 million for the same period in 2018, reflecting effective income tax rates of 22% and 22% for these periods, respectively. We currently estimate our annual effective income tax rate to be approximately 24% for 2019. The 22% effective tax rate for the nine months ended September 30, 2019 differs from our estimated annual effective income tax rate of 24% due to lower income before income taxes for the nine months ended September 30, 2019 compared to projected income before income taxes for the twelve months ended December 31, 2019 in proportion to the same amount of discrete tax benefits for both periods.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Nine Months Ended September 30,
	2019	2018

Net cash provided by operating activities	$146,205	$168,046
Net cash used in investing activities	(253,606)	(271,648)
Net cash provided by financing activities	136,440	81,774
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of September 30, 2019, (1) the total of our Term Loan (as defined below) outstanding (including both current and long-term portions) was $149.1 million, (2) $146.0 million was drawn with $239.3 million of available credit under the Senior Credit Facility (as defined below), and (3) the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “2024 Notes”) outstanding equaled $325.0 million. We describe in further detail our credit agreement, in effect prior to the amendment thereof, under which our Senior Credit Facility is governed, and the 2024 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Notes Payable and Credit Agreement” of our 2018 Annual Report on Form 10-K. See additional information on our Amended Credit Agreement (as defined below) in Note (6), “Notes Payable and Credit Agreement” to the accompanying Condensed Consolidated Financial Statements.
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $146.2 million, compared to $168.0 million for the same period in 2018. The decrease in net cash provided by operating activities was primarily attributable to a decrease in accounts payable and accrued expenses primarily due to payment of a loss contingency during the second quarter of 2019 and increases in subcontractor receivables, income tax receivable, and other assets. The overall decrease was partially offset by a decrease in accounts receivable and increases in accrued compensation and benefits and other liabilities between periods due to timing of payments. Our Days Sales Outstanding (“DSO”) was 57 days at September 30, 2019, 64 days at December 31, 2018, and 64 days at September 30, 2018.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $253.6 million, compared to $271.6 million for the same period in 2018. The decrease was primarily due to net proceeds of restricted investments related to our captive insurance company of $11.9 million during the nine months ended September 30, 2019, as compared to a net purchase of $16.8 million during the nine months ended September 30, 2018. The decrease was partially offset by $228.2 million used for acquisitions during the nine months ended September 30, 2019, as compared to $217.4 million used for acquisitions during the nine months ended September 30, 2018. See additional information in the accompanying Note (2),

“Acquisitions.” Capital expenditures were $24.8 million and $23.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $136.4 million, primarily due to borrowings of $101.0 million under the Senior Credit Facility (as defined below) and $150.0 million of borrowings under the Term Loan (as defined below) used to fund our Advanced acquisition, partially offset by (1) the repayment of $75.0 million under the Senior Credit Facility, (2) $18.7 million paid in connection with the repurchase of our common stock, (3) $5.7 million for acquisition contingent consideration earn-out payments, and (4) $13.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the nine months ended September 30, 2018 was $81.8 million, primarily due to borrowings of $195.0 million under the Senior Credit Facility, partially offset by (1) the repayment of $45.0 million under the Senior Credit Facility, (2) $52.8 million paid in connection with the repurchase of common stock, (3) $2.3 million payment of financing costs in connection with the new credit agreement, (4) $1.7 million for acquisition contingent consideration earn-out payments, and (5) $11.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement

On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. The Senior Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan” and, together with the Senior Credit Facility, the “Credit Facilities”). The First Amendment (together with the New Credit Agreement, the “Amended Credit Agreement”) also extended the maturity date of the Senior Credit Facility to be coterminous with the Term Loan. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. For more detail regarding the terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, please see Note (6) to the accompanying Condensed Consolidated Financial Statements, “Notes Payable and Credit Agreement.”

Letters of Credit
At September 30, 2019, we maintained outstanding standby letters of credit totaling $17.1 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $17.1 million of outstanding letters of credit, we have collateralized $2.3 million in cash and cash equivalents and the remaining $14.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2018 totaled $17.6 million.
4.625% Senior Notes Due 2027
On October 1, 2019, AMN Healthcare, Inc. (the “Issuer”), a wholly owned subsidiary of AMN Healthcare Services, Inc. (the “Parent”), completed the issuance of $300.0 million aggregate principal amount of 4.625% Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on October 1, 2027. Interest on the 2027 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020.
The 2027 Notes were issued pursuant to an Indenture (the “Indenture”), dated as of October 1, 2019, by and among the Issuer, the Parent, the subsidiary guarantors party thereto (collectively, together with the Parent, the “Guarantors”) and U.S. Bank National Association, as trustee, and are senior unsecured obligations of the Issuer. The Guarantors have guaranteed (the “Guarantees”) the Issuer’s obligations under the 2027 Notes and the Indenture on a senior unsecured basis. The Guarantors include the Parent and the subsidiaries of the Issuer that guarantee the Issuer’s Credit Facilities.
The 2027 Notes will rank pari passu in right of payment with all of the Issuer’s existing and future senior indebtedness, senior to all of the Issuer’s existing and future subordinated indebtedness and effectively subordinated to all of the Issuer’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
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
The 2027 Notes and the Guarantees will be structurally subordinated to all existing and future indebtedness and other liabilities and preferred stock of any of the Issuer’s subsidiaries that do not guarantee the 2027 Notes.
At any time and from time to time on and after October 1, 2022, the Issuer will be entitled at its option to redeem all or a portion of the 2027 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date) set forth below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date (subject to the right of holders of record of the 2027 Notes on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%
At any time and from time to time prior to October 1, 2022, the Issuer may also redeem 2027 Notes with the net cash proceeds of certain equity offerings in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2027 Notes issued, at a redemption price (expressed as a percentage of principal amount) of 104.625% of the principal amount thereof plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date.
In addition, the Issuer may redeem some or all of the 2027 Notes at any time and from time to time prior to October 1, 2022 at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus accrued and unpaid interest thereon, if any, to (but excluding) the applicable redemption date, plus a “make-whole” premium based on the applicable treasury rate plus 50 basis points.
Upon the occurrence of specified change of control events as defined in the Indenture, the Issuer must offer to repurchase the 2027 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.
The Indenture contains covenants that, among other things, restrict the ability of the Parent, the Issuer, and their restricted subsidiaries to:

•sell assets,
•pay dividends or make other distributions on capital stock, make payments in respect of subordinated indebtedness or make other restricted payments,
•make certain investments,
•incur or guarantee additional indebtedness or issue preferred stock,
•create certain liens,
•enter into agreements that restrict dividends or other payments from restricted subsidiaries’ to the Issuer, the Parent or their restricted subsidiaries,
•consolidate, merge or transfer all or substantially all of their assets,
•enter into transactions with affiliates, and
•create unrestricted subsidiaries.
These covenants are subject to a number of important exceptions and qualifications. The Indenture contains affirmative covenants and events of default that are customary for Indentures governing high yield securities. The 2027 Notes and the Guarantees are not subject to any registration rights agreement.
We used the proceeds from the issuance of the 2027 Notes to (1) repay $149.1 million of our existing Term Loan indebtedness, (2) repay $146.0 million under the Senior Credit Facility, and (3) pay fees and expenses related to the offering and sale of the 2027 Notes.

Off-Balance Sheet Arrangements
 At September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2019, other than the borrowings under the New Credit Agreement and Amended Credit Agreement described in the accompanying Note (2), “Acquisitions” and Note (6), “Notes Payable and Credit Agreement,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2018 Annual Report.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses and is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are in the process of analyzing the requirements of this standard and evaluating the impact on our consolidated financial statements. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. We completed our preliminary assessment and expect to complete the evaluation of the impact of the accounting and disclosure requirements on our business processes, controls and systems by the end of 2019. We will adopt this standard in the first quarter of 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. We will adopt this standard in the first quarter of 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.

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
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance requires the capitalized implementation costs to be recorded as an other asset, rather than a fixed asset, and the related amortization of those costs to be recorded in selling, general and administrative expenses. This standard is effective on a prospective or retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We will adopt this standard prospectively in the first quarter of 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2019, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019. On October 1, 2019, we completed the issuance of $300.0 million aggregate principal amount of the 2027 Notes. With the proceeds from the issuance of the 2027 Notes, we repaid the full existing balance under the Senior Credit Facility and the full outstanding balance under the term loan indebtedness. During the three and nine months ended September 30, 2019, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2019, we purchased 395,212 shares of common stock at an average price of $47.30 per share, resulting in an aggregate purchase price of $18.7 million. The following table presents the detail of shares repurchased during the nine months ended September 30, 2019. All share repurchases reflected in the table below were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of October 1, 2019, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank National Association.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2019

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2019

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)