Form 10-K
period 2019-12-31
AMN HEALTHCARE SERVICES INC
filed 2020-02-25
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No.: 001-16753
AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		06-1500476
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

8840 Cypress Waters Boulevard	Suite 300
Dallas	Texas	75019
(Address of principal executive offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519
____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AMN	New York Stock Exchange
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

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019, was $2,500,498,215 based on a closing sale price of $54.25 per share.
As of February 20, 2020, there were 46,854,215 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 22, 2020 have been incorporated by reference into Part III of this Form 10-K.

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 7	Page 7
Management’s Discussion & Analysis	Financial Statements
Page 21	Page 31

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 18
Selected Financial Data	Page 19
Results of Operations	Page 23
Liquidity and Capital Resources	Page 25
Financial Statement Footnotes	Page 39

Item 1.	Business

Overview of Our Company and Business Strategy
We are the leader and innovator in total talent solutions for the healthcare sector in the United States. We are passionate about all aspects of our mission:

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
Our solutions enable our clients to optimize their workforce, simplify staffing complexity, increase efficiency and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, technology, analytics, and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer our healthcare professionals, from nurses, doctors, and allied health professionals to healthcare leaders and executives, temporary, project, and permanent career opportunities.
Our strategy is designed to support growth in our number and size of customer relationships and expansion of the markets we serve, while enhancing our profitability and operating leverage. Driving increased adoption of our existing talent solutions through cross-selling will deepen and broaden our customer relationships. We will continue to innovate, develop and invest in new, complementary solutions to our portfolio that optimize our clients’ workforce and better engage our talent network. We expect this will help us expand our strategic customer relationships to help clients address their workforce pain points, while driving more recurring revenue, with an improved margin mix that, similar to our leadership in managed services programs (“MSP”), will be less sensitive to economic cycles.
Over the past decade, our business has evolved beyond traditional healthcare staffing and recruitment services; we have become a strategic total talent solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of healthcare talent-related needs. In addition to our healthcare professional staffing and recruitment services, our suite of healthcare workforce solutions includes MSPs, vendor management systems (“VMS”), predictive labor analytics, workforce optimization technology and consulting, clinical labor scheduling, recruitment process outsourcing (“RPO”), revenue cycle solutions, and credentialing software services. We enable clients to build and optimize their healthcare talent to deliver great patient outcomes and experience. Our talent network includes thousands of highly skilled, experienced professionals who trust us to place them in environments that expand and leverage their qualifications and expertise.
When developing and acquiring talent solutions, both services and technology, we consider many important criteria: (1) identifying and addressing the most pressing current and future needs of our clients and talent network; (2) alignment with our core operations, expertise, and access to healthcare professionals; (3) ways to deepen and broaden our client and healthcare professional relationships; (4) businesses that reduce our sensitivity to economic cycles; and (5) offerings that differentiate us from competitors.
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. In 2015, we embarked on a multi-year investment in the modernization of our front office, back office and infrastructure domains. We also have accelerated the integration of technology-based solutions in our core recruitment processes through targeted investment in digital capabilities, mobile applications and data analytics. These innovations provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. Our investments in technology systems will help us realize greater scale, agility, and cost efficiencies when implemented.

Successful implementation of our strategy relies in large part upon the superior execution of our key initiatives by our management, sales and operations teams. Accordingly, we have differentiated our employment value proposition to attract and retain diverse and highly effective team members. We foster a growth-oriented, values-driven culture, talented leadership, and a collegial work environment that challenges and encourages us to develop and meet personal and professional goals. We are committed to fostering and maintaining a diverse workforce that drives innovation and better business outcomes through capitalizing on the differing backgrounds, experiences, and perspectives of our team members. As of January 2020, 65% of our team members are women, 62% of our supervisor through senior manager roles are held by women, 44% of our board of directors are women, 32% of our team members are non white, and our team is 56% Millennials, 35% Generation X, and 9% Baby Boomers. We have offices across the country to draw talented professionals and service our national base of clients and healthcare professionals. In 2018, AMN was recognized on the Fortune 100 Fastest Growing Companies list and was also named to the 2019 Human Rights Campaign Corporate Equality Index. We were named to the Bloomberg Gender-Equality Index for 2019 and 2020. AMN continues to be recognized as a leading employer and was recognized among the 2019 Becker’s Hospital Review Top 150 Places to Work in Healthcare and 2019 National Best & Brightest Companies to Work For lists.

Our Services

In 2019, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions and (3) other workforce solutions. We set forth each segment’s revenue and operating income under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Through our business segments, we provide our healthcare clients with a wide range of workforce solutions and staffing services as set forth below.

(1) Travel Nurse Staffing. We provide clients with nurses, most of them registered nurses, to work temporary assignments under our flagship brand, American Mobile, as well as under our Onward Healthcare, Nurses Rx, and Advanced brands. Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals, comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. Under our O’Grady-Peyton brand, we also recruit nurses internationally from English speaking countries who immigrate to the United States under a permanent resident visa (Green Card) and who typically work for us for a period of 24 months.

(2)
Rapid Response Nurse Staffing and Labor Disruption Services. We provide a shorter-term staffing solution of typically up to eight weeks under our NurseChoice and HealthSource Global Staffing brands to address hospitals’ urgent need for registered nurses. NurseChoice and HealthSource Global Staffing recruit and place nurses who can begin assignments within one to two weeks in contrast to the three to five week lead time that may be required for travel nurses. We also provide labor disruption services for clients involved in strikes of nurses and allied professional staff through our HealthSource Global Staffing brand.

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

(5)
Allied Staffing. We provide allied health professionals under the Med Travelers, Club Staffing and Advanced brands to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, schools, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, lab technicians, speech pathologists, rehabilitation assistants and pharmacists.

(6)
Revenue Cycle Solutions. Our AMN Revenue Cycle Solutions brand provides skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and also provides auditing and advisory services. Clients include hospitals and physician medical groups nationwide.

(7)
Physician Permanent Placement Services. We provide retained search, physician permanent placement services to hospitals, healthcare facilities and physician practice groups throughout the United States through our Merritt Hawkins brand.

(8)
Interim Leadership Staffing and Executive Search Services. Under the brand name B.E. Smith, we provide executive and clinical leadership interim staffing, healthcare executive search services and advisory services. Practice areas include senior healthcare executives, physician executives, chief nursing officers and other clinical and operational leaders. We also provide physician executive leadership search services focused on serving academic medical centers and children’s hospitals nationwide. This business line provides us greater access to the “C-suite” of our clients and prospective clients, which we believe helps improve our visibility as a strategic partner to them and helps provide us with cross-selling opportunities.

(9)
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

(10)
Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s staffing needs. This service includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. We believe an MSP increases efficiencies and cost savings for our clients and facilities staffing optimization. We often use our own VMS technology as part of our MSP, which we believe further enhances the value of our service offering. In 2019, we had approximately $1.4 billion in annualized gross billings under management under our MSPs and approximately 45% of our consolidated revenue flowed through MSP relationships, which has steadily increased over the past decade.

(11)
Vendor Management Systems. Some clients and prospective clients prefer a vendor-neutral VMS technology that allows them to self-manage procurement of contingent clinical labor and their internal float pool. We provide three software as a service (“SaaS”)-based VMS technologies, ShiftWise, Medefis and b4health, to clients that desire this option. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2019, we had approximately $1.2 billion in annualized gross billings flow through our VMS programs, for which we typically earn a 4-5% fee.

(12)
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

(13)
Credentialing Services. Through our acquisition of Silversheet, we provide innovative credentialing software solutions to clinicians and healthcare enterprises. Silversheet’s products help reduce the complexity and challenges of the clinician credentialing process, enhance our clients’ ability to provide safe, effective, and high-quality medical care for patients, and greatly improve the clinician experience.

(14)
Digital Staffing. Through investment in new technologies, we are streamlining the match of the right clinicians to the right assignment to meet the on-demand needs of our clients. The AMN Hub mobile application allows nurses and allied professionals to quickly search hundreds of jobs, book multiple shifts that match their qualifications and availability, and receive instantaneous shift confirmation, helping our clients quickly fill workforce gaps.

(15)
Flex Pool Management. We offer an innovative and comprehensive workforce solution that provides technology and services to build and manage dedicated resource pools. This regional workforce model utilizes standardized processes, integrated systems, and advanced scheduling technology to mobilize clinicians and meet the growing demand of our MSP clients.

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

We recruit our healthcare professionals, depending on the particular service line, under the following brands: American Mobile, Nursefinders, NurseChoice, NursesRx, HealthSource Global Staffing, Med Travelers, Club Staffing, Advanced, Onward Healthcare, B.E. Smith, O’Grady Peyton International, Staff Care, Locum Leaders, Merritt Hawkins, and AMN Revenue Cycle Solutions. Our multi-brand recruiting strategy is supported by innovative and effective marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals. While we are committed to this multi-brand strategy, we regularly assess our brands to drive brand clarity and maximize efficiencies.

Our process to attract and retain healthcare professionals for temporary assignments and permanent placement depends on (1) offering a large selection of assignments and placements in a variety of geographies and settings with opportunities for career development, (2) creating attractive compensation packages, (3) developing passionate, knowledgeable recruiters and service professionals who understand the needs of our healthcare professionals and provide a personalized approach, and (4) maintaining a reputation for service excellence. The attractive compensation package that we provide our temporary healthcare professionals includes a competitive wage, professional development opportunities, professional liability insurance, 401(k) plan and health insurance. In addition, we may provide reimbursements for meals and incidentals, travel and housing, or we may provide company housing if a healthcare professional elects not to receive reimbursement.

Our Geographic Markets and Client Base

During each of the past three years, (1) we generated all of our revenue in the United States and (2) all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2019, the largest percentages of our revenue were concentrated in California, New York and Texas.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients, many of the largest and most prestigious and progressive health care systems in the country, include Kaiser Foundation Hospitals, Providence Health & Services, CommonSpirit Health, LifePoint Health, Stanford Hospital and Clinics, PeaceHealth, MedStar Health, and Tenet Health. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 13% of our consolidated revenue and 18% of our nursing and allied solutions segment’s revenue for the twelve months ended December 31, 2019. No other client healthcare system or single client facility comprised more than 3% of our consolidated revenue for the twelve months ended December 31, 2019.

Our Industry

The primary markets in which we compete are U.S. temporary and contract healthcare staffing, workforce solutions and executive search. Staffing Industry Analysts (“SIA”) estimates that the segments of the healthcare staffing markets in which we primarily operate have an aggregate 2019 estimated market size of $17.5 billion, of which travel nurse, per diem nurse, locum tenens and allied healthcare comprise $5.6 billion, $3.7 billion, $4.0 billion and $4.2 billion, respectively. We also operate within the interim leadership, executive search, physician permanent placement, RPO, VMS, revenue cycle solutions, and workforce optimization and consulting services markets. We estimate the market size of these additional segments to be at least $5.0 billion in 2020.

Industry Demand Drivers

Many factors affect the demand for contingent and permanent healthcare talent, which, accordingly, affects the size of the markets in which we primarily operate. Of these many factors, we believe the following serve as some of the most significant drivers of demand.

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

•
Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is expected to range from 46,900 to 121,900 physicians by 2032. In nursing, geographic and specialty-based shortages are also expected through 2030. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.

•
General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of health expenditures, projected by the Centers for Medicare & Medicaid Services at a 5.5% annual rate from 2018-2027. According to the U.S. Census Bureau, the number of adults age 65 or older is on pace to grow an estimated 38% between 2015 and 2025. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce.

•
Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2019, approximately 45% of our consolidated revenues were generated through MSP relationships, which we estimate is higher than our competitors. The talent shortage and significance of clinical labor in healthcare facilities’ cost structures may accelerate the adoption of strategic outsourced workforce solutions, which could place upward pressure on demand for the services we provide.

Industry Competition

The healthcare staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare organization clients and healthcare professionals. We believe that our comprehensive suite of total talent solutions, our commitment to quality and service excellence, our execution capabilities, and our national footprint create a compelling value proposition for our existing and prospective clients that give us distinct, scalable advantages over smaller, local and regional competitors and companies whose service offerings, sales and execution capabilities are not as robust. The breadth of our services allows us to provide even greater value through a more strategic, consultative and solution-oriented approach to our clients. In addition, we believe that our size, scale and sophisticated candidate acquisition processes give us access to a larger pool of available, high quality candidates than most of our competitors, while substantial word-of-mouth referral networks and recognizable brand names enable us to attract, engage, and grow a diverse, high-quality network of healthcare professionals.

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

We are the largest provider of nurse and allied healthcare staffing in the United States. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, regional and local companies. We believe we are the third largest provider of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors of which we are one. The interim leadership staffing, executive search services, physician permanent placement services, and mid-revenue cycle staffing markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. Our leading competitors vary by segment and include CHG Healthcare Services, Jackson Healthcare, Medical Solutions, RightSourcing, Cross Country Healthcare, Aya Healthcare, HealthTrust Workforce Solutions, and WittKieffer. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments.

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

Employees

As of December 31, 2019, we had approximately 3,236 corporate employees. During the fourth quarter of 2019, we had an average of (1) 10,462 nurses, allied and other clinical healthcare professionals, (2) 438 executive and clinical leadership interim staff, and (3) 1,118 mid-revenue cycle professionals contracted to work for us. This does not include our locum tenens, all of whom are independent contractors and not our employees.

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

The information found on our website and the SEC’s website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

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
Demand for staffing services is sensitive to changes in economic activity. As economic activity slows, hospitals and other healthcare entities typically experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, which results in decreased demand for many of our service offerings. In times of economic downturn and high unemployment rates, permanent full-time and part-time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary clinicians, physicians and leaders also impairs our ability to recruit and place them both on a temporary and permanent basis.
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

Our success depends upon our ability to develop innovative workforce solutions, quickly adapt to changing marketplace conditions, such as reimbursement changes, and evolving client needs, comply with new federal or state regulations and differentiate our services and abilities from those of our competitors. The markets in which we compete are highly competitive, and our competitors may respond more quickly to new or emerging client needs and marketplace conditions. The development of new service lines and business models requires close attention to emerging trends and proposed federal and state legislation related to the healthcare industry. If we are unable to anticipate changing marketplace conditions, adapt our current business model to adequately meet changing conditions in the healthcare industry and develop and successfully implement innovative services, we may not remain competitive.

Consolidation of healthcare delivery organizations could negatively affect pricing of our services and increase our concentration risk.

Healthcare delivery organizations are consolidating, providing them with greater leverage in negotiating pricing for services. Consolidations may also result in us losing our ability to work with certain clients because the party acquiring or consolidating with our client may have a previously established service provider they elect to maintain. In addition, we have seen an increase in our clients’ use of intermediaries such as vendor management service companies and group purchasing organizations that may also provide organizations with enhanced bargaining power. These dynamics each separately or together could negatively affect pricing for our services and our ability to maintain certain clients.

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 13% of our consolidated revenue in 2019. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

The ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts may affect the demand for our services, which could negatively affect our business.

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
In 2010, the adoption of the ACA brought significant reforms to the health care system that included, among other things, a requirement that all individuals have health insurance (with limited exceptions). As a result of the ACA, the uninsured population declined by more than 20 million through 2017. In December 2017, the individual mandate was repealed. If the individual mandate repeal or a rollback of other aspects of the ACA, such as Medicaid expansion, actually leads to a significant reduction in demand for the healthcare services, the demand for our services may decline. If members of the investor community believe that a further repeal of, or significant changes to, the ACA are forthcoming, including court rulings repealing the entire ACA, it may have negative effect on the price of our common stock.

Regulatory and Legal Risk Factors

We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding government contracting.
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
A portion of our hospital and healthcare facility clients are state and federal government agencies, where our ability to compete for new contracts and orders, and the profitability of these contracts and orders, may be affected by government legislation, regulation or policy. Additionally, in providing services to state and federal government clients and to clients who participate in state and federal programs, we are also subject to specific laws and regulations, which government agencies have broad latitude to enforce. If we were to be excluded from participation in these programs or should there be regulatory or policy changes or modification of application of existing regulations adverse to us, it would likely materially adversely affect our brand, business, results of operations and cash flows.

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
Like all employers, we must also comply with various laws and regulations relating to employment and pay practices. We are also subject to certain laws and regulations applicable to recruitment and employment placement agencies with which we must comply in order to continue to conduct business in that specific state. We are also subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. These laws and regulations may also impede our ability to grow the size and profitability of our operations.
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
Implementing new systems is costly and involves risks inherent in the conversion to a new technology platform, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, loss of clients and talent, the diversion of management’s and employees’ attention and resources and could materially adversely affect our operating results, internal controls over financial reporting and ability to manage our business effectively. Furthermore, if we are unable to continue to improve our technology and operations processes to gain efficiency and support our growth, our financial results will be adversely affected.

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
We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With a current shortage of certain qualified nurses and physicians in many areas of the United States and the historically low unemployment rates, competition for the hiring of these professionals remains intense. We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages, the benefits that we provide and speed and quality of our service. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business. We must continually evaluate and expand our healthcare professional network to serve the needs of our clients.

The costs of recruitment of quality healthcare professionals and providing them with attractive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, our service execution may deteriorate and, as a result, we could lose clients. Our inability to recruit temporary and permanent healthcare professionals may be exacerbated by continued low levels of unemployment.

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

The performance, reliability and security of our SaaS-based technologies, such as ShiftWise, Medefis and Avantas Smart Square, are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technology to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technology could damage our or our clients’ operations and reputations and negatively affect our business. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

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

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior executive team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2021, which is renewable on an annual basis. Other executive members of the management team are employees at will with standard severance agreements. If members of our executive team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
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
We invest time and resources in carefully assessing opportunities for acquisitions, and acquisitions are a key component of our growth strategy. We have made acquisitions in the past several years to broaden the scope and depth of our talent solutions. If we are unable to consummate additional acquisitions, we may not achieve our long-term growth goals.
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

As we develop new services and clients, enter new lines of business, and focus more of our business on providing a full range of talent solutions, the demands on our business and our operating risks may increase.

As part of our corporate strategy, we plan to extend our services to new healthcare settings, clients, and new lines of business. As we focus on developing new services, capabilities, clients, practice areas and lines of business, and engage in business in new geographic locations, our operations may be exposed to additional as well as enhanced risks.

In particular, our growth efforts place substantial additional demands on our management and other team members, as well as on our information, financial, administrative, compliance and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, increased regulatory and compliance efforts, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. As our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

The demands that our current and future growth place on our people and systems, controls, compliance efforts, policies and procedures may exceed the benefits of such growth, and our operating results may suffer, at least in the short-term, and perhaps in the long-term.

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
As of December 31, 2019, our total indebtedness, less unamortized fees, equaled $617.2 million. Our substantial indebtedness could have important consequences, including:

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
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2019, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, in July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.

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

None.

Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2019 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (all segments)	175,672
Dallas, Texas (all segments)	108,502

Item 3.	Legal Proceedings
From time to time, we are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, wage and hour, contract, competitor disputes and employee-related matters and include individual and collective lawsuits, as well as inquiries and investigations by governmental agencies regarding our employment practices and other compliance practices. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. Depending upon the particular facts and circumstances, we may also be subject to indemnification obligations under our contracts with such clients relating to these matters. We record a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. We review our loss contingencies at least quarterly and adjust our accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel or other new information, as deemed necessary. The most significant matters for which we have established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates, and that employees were not afforded required breaks or compensated for all time worked. While we believe that our wage and hour practices conform with law in all material respects, litigation is always subject to inherent uncertainty, and we are not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to us beyond the amounts accrued. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (12), Commitments and Contingencies.”

With regard to outstanding loss contingencies as of December 31, 2019, we believe that such matters will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 20, 2020, there were 18 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act.

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

During 2018, we repurchased 1,236,438 shares of our common stock at an average price of $54.17 per share, resulting in an aggregate purchase price of $67.0 million.

During 2019, we purchased 395,212 shares of common stock at an average price of $47.30 per share, resulting in an aggregate purchase price of $18.7 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” The following table presents the detail of shares repurchased during 2019. All share repurchases reflected in the table below were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

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

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the 2020 Annual Meeting Proxy Statement (as defined in Item 10 below) under the heading “Equity Compensation Plan Information at December 31, 2019.”

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2014 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
AMN Healthcare Services, Inc.	100.00	158.42	196.17	251.28	289.08	317.91
NYSE Composite	100.00	95.91	107.36	127.46	116.06	145.66
BTEA	100.00	99.08	89.89	119.65	89.27	112.74

Item 6.	Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data at December 31, 2019 and 2018 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data at December 31, 2017, 2016 and 2015 from audited financial statements of ours that do not appear herein.

We completed our acquisitions of (1) Onward Healthcare, including its two wholly-owned subsidiaries, Locum Leaders and Medefis, on January 7, 2015, (2) The First String Healthcare on September 15, 2015, (3) Millican on October 5, 2015, (4) B.E. Smith on January 4, 2016, (5) HealthSource Global on January 11, 2016, (6) Peak Health on June 3, 2016, (7) Phillips DiPisa and Leaders For Today on April 6, 2018, (8) MedPartners on April 9, 2018, (9) Silversheet on January 30, 2019, (10) Advanced on June 14, 2019 and (11) b4health on December 19, 2019. Our acquisitions affect the comparability of the selected financial data of the applicable pre-acquisition and post-acquisition time periods.

We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2019	2018	2017	2016	2015
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$2,222,107	$2,136,074	$1,988,454	$1,902,225	$1,463,065
Cost of revenue	1,478,642	1,439,691	1,344,035	1,282,501	993,702
Gross profit	743,465	696,383	644,419	619,724	469,363
Operating expenses:
Selling, general and administrative	508,030	452,318	399,700	398,472	319,531
Depreciation and amortization	58,520	41,237	32,279	29,620	20,953
Total operating expenses	566,550	493,555	431,979	428,092	340,484
Income from operations	176,915	202,828	212,440	191,632	128,879
Interest expense, net, and other	28,427	16,143	19,677	15,465	7,790
Income before income taxes	148,488	186,685	192,763	176,167	121,089
Income tax expense	34,500	44,944	60,205	70,329	39,198
Net income	$113,988	$141,741	$132,558	$105,838	$81,891
Net income per common share:
Basic	$2.44	$2.99	$2.77	$2.21	$1.72
Diluted	$2.40	$2.91	$2.68	$2.15	$1.68
Weighted average common shares outstanding:
Basic	46,704	47,371	47,807	47,946	47,525
Diluted	47,593	48,668	49,430	49,267	48,843

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$82,985	$13,856	$15,147	$10,622	$9,576
Total assets	1,931,646	1,492,721	1,253,957	1,186,881	880,432
Total notes payable, including current portion, less unamortized discount and fees	617,159	320,607	319,843	362,942	135,990
Total stockholders’ equity	736,742	638,990	562,527	449,383	347,860

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•Liquidity and Capital Resources
•Off-Balance Sheet and Other Financing Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, credentialing services, revenue cycle solutions and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the year ended December 31, 2019, we recorded revenue of $2,222.1 million, as compared to $2,136.1 million for 2018. We recorded net income of $114.0 million for 2019, as compared to $141.7 million for 2018. Nurse and allied solutions segment revenue comprised 64% and 61% of total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Locum tenens solutions segment revenue comprised 15% and 18% of total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. Other workforce solutions segment revenue comprised 21% and 21% of total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we have become recognized as the market-leading innovator in providing healthcare talent solutions in the United States. We seek to advance our market-leading position through a number of strategies that focus on market penetration, expansion of our talent solutions, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our market growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative workforce solutions offerings such as MSP, VMS, workforce optimization services, and other technology-enabled services, which generally operate at higher margins than our traditional healthcare staffing businesses. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals.
As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, on December 19, 2019, June 14, 2019, January 30, 2019, April 9, 2018 and April 6, 2018, we acquired b4health, Advanced, Silversheet, MedPartners HIM (“MedPartners”), and Phillips DiPisa and Leaders For Today (“PDA” and “LFT”), respectively. b4health is an innovative technology company and a leading provider of a web-based internal float pool management solution and VMS for healthcare facilities. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. MedPartners provides revenue cycle solutions, including case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. PDA and LFT offer a range of leadership staffing and permanent placement solutions for the healthcare industry. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” In addition, on February 14, 2020, we completed the acquisition of Stratus Video. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (14), Subsequent Events.”

Operationally, our strategic initiatives focus on investing in and further developing our processes and systems to achieve market leading efficiency and scalability, which we believe will provide operating leverage as our revenue grows. From a healthcare professional supply perspective, we continue to invest in new candidate recruitment and engagement initiatives and technologies to access and effectively utilize our network of qualified healthcare professionals to capitalize on the demand growth we are experiencing, which we expect to continue in the future due to the combined effects of healthcare reform, the aging population and labor shortages within certain regions and disciplines.
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
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends. U.S. Bureau of Labor Statistics survey data reflect near record levels of healthcare job openings and quits. We view these data, along with a 50-year-low unemployment rate and continued economic growth, as positive trends for the healthcare staffing industry. These positive macroeconomic and labor trends have created a highly competitive labor market for healthcare professionals and our clinician supply, particularly in nursing, has not kept pace with growth in client demand because wage growth for contingent clinicians has not kept pace with that of permanent clinicians.

Consolidation within the healthcare industry is creating larger, more sophisticated and complex health systems. We believe consolidation has elevated the need for strategic talent solutions partners capable of addressing their recruiting, staffing and workforce optimization goals. Given the increasing need for partners capable of offering a comprehensive workforce solution, we continue to see the benefits of our total talent solutions strategy, particularly with our MSPs. As a result of our ongoing focus on these strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients continues to increase. We believe these strategic, longer-term relationships will continue to comprise a greater proportion of revenue in our staffing businesses.

In our nurse and allied solutions segment, overall demand is strong and at the highest levels seen since 2016. A tight labor market and modest growth in bill rates is impacting our ability to recruit enough nurses to meet the increased demand. Our allied staffing business continues to have strong overall demand resulting in steady organic revenue growth. However, we have recently experienced a decline in demand for therapists from skilled nursing facility clients resulting from recently implemented Medicare reimbursement changes. Access to additional supply of nurse and allied healthcare professionals from the Advanced acquisition has helped us better address our clients’ staffing demands.

The demand environment for locum tenens is also generally favorable, although demand for hospitalists and emergency room physicians significantly declined over the past 12 months. Our locum tenens segment has stabilized after disruption resulting from process and technology changes made during 2018, and recruiter productivity continues to improve.

In our other workforce solutions segment, better demand and placements in the interim leadership and physician permanent placement divisions and growth in our technology workforce solutions are driving improved segment performance. Our revenue cycle solutions division has experienced a revenue decline in recent quarters due mainly to organizational changes made to support our long-term go to market strategy, but we expect improved performance from growing opportunities to serve our MSP customers.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The acquisitions during 2019 and 2018 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	66.5	67.4	67.6
Gross profit	33.5	32.6	32.4
Selling, general and administrative	22.9	21.2	20.1
Depreciation and amortization	2.6	1.9	1.6
Income from operations	8.0	9.5	10.7
Interest expense, net, and other	1.3	0.8	1.0
Income before income taxes	6.7	8.7	9.7
Income tax expense	1.6	2.1	3.0
Net income	5.1%	6.6%	6.7%

Comparison of Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenue. Revenue increased 4% to $2,222.1 million for 2019 from $2,136.1 million for 2018, primarily attributable to additional revenue of $117.6 million from our PDA, LFT, MedPartners, Silversheet and Advanced acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by lower revenue in our locum tenens solutions segment. Excluding the additional revenue from acquisitions, revenue decreased 1%.

Nurse and allied solutions segment revenue increased 9% to $1,420.0 million for 2019 from $1,306.5 million for 2018. The $113.4 million increase was primarily attributable to additional revenue of $82.3 million in connection with the Advanced acquisition and a 1% increase in the average bill rate during the year ended December 31, 2019.
Locum tenens solutions segment revenue decreased 17% to $324.7 million for 2019 from $393.4 million for 2018. The $68.7 million decrease was primarily attributable to a 17% decrease in the number of days filled.
Other workforce solutions segment revenue increased 9% to $477.5 million for 2019 from $436.2 million for 2018. Of the $41.3 million increase, $35.3 million was attributable to additional revenue in connection with the PDA, LFT, MedPartners and Silversheet acquisitions, with the remainder primarily attributable to growth in our permanent placement, VMS, and organic interim leadership businesses, partially offset by a decline in our organic revenue cycle solutions business during the year ended December 31, 2019.

Gross Profit. Gross profit increased 7% to $743.5 million for 2019 from $696.4 million for 2018, representing gross margins of 33.5% and 32.6%, respectively. The gross margin for the year ended December 31, 2019 was positively impacted by a higher gross margin in our nurse and allied solutions segment, driven by higher labor disruption margin, higher other workforce solutions gross margin, a change in our physician permanent placement business model that prompted a $4.3 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue, and a favorable segment mix shift. These positive factors were partially offset by a lower margin in our locum tenens solutions segment. Gross margin by reportable segment for 2019 and 2018 was 28.0% and 27.2% for nurse and allied solutions, 27.4% and 28.6% for locum tenens solutions, and 53.8% and 52.4% for other workforce solutions, respectively. The year-over-year gross margin decline in the locum tenens solutions segment was primarily driven by an increase in non-billable expenses and lower perm conversion fees.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $508.0 million, representing 22.9% of revenue, for 2019, as compared to $452.3 million, representing 21.2% of revenue, for 2018. The increase in SG&A expenses was primarily due to $25.2 million of additional SG&A expenses from the PDA, LFT,

MedPartners, Silversheet and Advanced acquisitions, a $22.4 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, and extraordinary legal expenses, a $5.4 million increase in share-based compensation expense, and the above-mentioned $4.3 million classification of certain recruiter compensation expenses to SG&A that was previously in cost of revenue. The increase was partially offset by an additional $3.3 million of favorable actuarial-based decreases in our professional liability reserves and a $12.1 million increase in legal accruals during the year ended December 31, 2018. The year-over-year increase in SG&A expenses in the nurse and allied solutions segment was primarily driven by $11.8 million of additional expenses from the Advanced acquisition and other expenses associated with the revenue growth. The decrease in the locum tenens solutions segment was primarily driven by lower employee and related expenses associated with the revenue decline. The increase in the other workforce solutions segment was primarily driven by $13.4 million of additional expenses from the PDA, LFT, MedPartners and Silversheet acquisitions and other expenses associated with the revenue growth. The increase in unallocated corporate overhead was primarily attributable to higher acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, and extraordinary legal expenses, partially offset by an increase in the legal accrual during 2018. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2019	2018
Nurse and allied solutions	$197,823	$172,055
Locum tenens solutions	63,787	71,189
Other workforce solutions	146,716	123,823
Unallocated corporate overhead	83,463	74,436
Share-based compensation	16,241	10,815
	$508,030	$452,318
Depreciation and Amortization Expenses. Amortization expense increased 51% to $36.5 million for 2019 from $24.2 million for 2018, primarily attributable to additional amortization expenses related to the intangible assets acquired in the PDA, LFT, MedPartners, Silversheet and Advanced acquisitions and the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition. Depreciation expense increased 29% to $22.0 million for 2019 from $17.0 million for 2018, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.

Interest Expense, Net, and Other. Interest expense, net, and other, was $28.4 million for 2019 as compared to $16.1 million for 2018. The increase is primarily due to (1) higher average debt outstanding balance for the year ended December 31, 2019, which resulted from (a) borrowings used to finance the Silversheet and Advanced acquisitions and (b) the consummation of the issuance and sale of our 2027 Notes (as defined below in this Item 7) in October 2019, and (2) $7.3 million of gains related to the change in fair value of an equity investment during the year ended December 31, 2018.

Income Tax Expense. Income tax expense was $34.5 million for 2019 as compared to $44.9 million for 2018, reflecting effective income tax rates of 23.2% and 24.1% for these periods, respectively. The decrease in the effective income tax rate was partially attributable to the impact of tax expense recorded for certain discrete tax benefits of $7.3 million and $4.4 million in relation to income before income taxes of $148.5 million and $186.7 million for 2019 and 2018, respectively. The discrete tax benefits are related to equity awards vested and exercised and fair value changes in the cash surrender value of Company Owned Life Insurance (“COLI”). The decrease in the rate was partially offset by an increase in certain fringe benefits and disallowed performance based compensation for covered employees (Chief Executive Officer, Chief Financial Officer and the top three highest paid executive officers). See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

Comparison of Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017

We describe in detail the comparison of results for the years ended December 31, 2018 and 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2018 to the Year Ended December 31, 2017” of our 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$224,862	$226,993	$160,518
Net cash used in investing activities	(291,824)	(279,337)	(35,361)
Net cash provided by (used in) financing activities	136,599	37,511	(77,193)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the fourth quarter of 2019, we paid off the remaining balance of our term debt. At December 31, 2019, (1) zero was drawn with $382.6 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 5.125% senior notes due 2024 (the “2024 Notes”) outstanding equaled $325.0 million, and (3) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding equaled $300.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2024 Notes, and the 2027 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

We believe that cash generated from operations and available borrowings under our Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Senior Credit Facility, or other borrowing under our Amended Credit Agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for 2019, 2018 and 2017 was $224.9 million, $227.0 million and $160.5 million, respectively. The decrease in net cash provided by operating activities for 2019 from 2018 was primarily attributable to (1) an increase in income taxes receivable between periods of $19.6 million due to an overpayment of estimated tax in 2017 that offset income tax liability in 2018, (2) an increase in other assets between periods of $18.0 million due to higher contributions to the deferred compensation plan as compared to the prior year, and (3) a decrease in accounts payable and accrued expenses between periods of $15.2 million due to timing of payments and settlement payments of two legal matters. The overall decrease was partially offset by (1) a increase in accrued compensation and benefits between periods of $22.5 million primarily due to higher contributions to the deferred compensation plan as compared to the prior year, (2) a decrease in accounts receivable and subcontractor receivable between periods of $16.3 million due to improved collections, and (3) an increase in other liabilities between periods of $2.9 million primarily due to timing of payments. Our Days Sales Outstanding was 55 and 64 days at December 31, 2019 and December 31, 2018, respectively.

Investing Activities

Net cash used in investing activities for 2019, 2018 and 2017 was $291.8 million, $279.3 million and $35.4 million, respectively. The year-over-year increase from 2018 to 2019 in net cash used in investing activities was primarily attributable to (1) $247.9 million used for acquisitions in 2019 as compared to $217.4 million used for acquisitions in 2018 and (2) $2.6 million more payments made during 2019 as compared to 2018 to fund the deferred compensation plan. The increase was partially offset by (1) net proceeds of restricted investments related to our captive insurance company of $5.8 million during 2019, as compared to a net purchase of $8.8 million during 2018 and (2) no new equity investments in 2019, as compared to $6.1 million paid during 2018. Capital expenditures were $35.2 million, $35.2 million and $26.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our capital expenditures in recent years were primarily to support the growth of the business and to standardize our front and back office information technology platforms.

Financing Activities

 Net cash (used in) provided by financing activities for 2019, 2018 and 2017 was $136.6 million, $37.5 million and ($77.2 million), respectively. Net cash provided by financing activities for 2019 was primarily due to $300.0 million of gross proceeds received in connection with the issuance and sale of the 2027 Notes and borrowings of $101.0 million under the Senior Credit Facility (as defined below), partially offset by (1) the repayment of $221.0 million under the Senior Credit Facility, (2) $18.7 million paid in connection with the repurchase of our common stock, (3) $5.2 million of financing costs paid in connection with the Amended Credit Agreement and the issuance and sale of the 2027 Notes, (4) $5.7 million of prior acquisition contingent consideration earn-out payments, and (5) $13.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement
On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. The Senior Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan” and, together with the Senior Credit Facility, the “Credit Facilities”). The First Amendment (together with the New Credit Agreement, the “Amended Credit Agreement”) also extended the maturity date of the Senior Credit Facility to be coterminous with the Term Loan. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. The terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, are described in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”
In connection with our issuance and sale of the 2027 Notes, we used a portion of the proceeds to repay our entire indebtedness under the Credit Facilities. On February 14, 2020, we entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, an additional $250.0 million secured term loan facility. For more detail regarding the Second Amendment, please see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

4.625% Senior Notes Due 2027

On October 1, 2019, AMN Healthcare, Inc., a wholly owned subsidiary of the Company, completed the issuance and sale of $300.0 million aggregate principal amount of the 2027 Notes. The 2027 Notes will mature on October 1, 2027. Interest on the 2027 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020. The 2027 Notes are fully and unconditionally and jointly guaranteed on a senior unsecured basis by us and all of our subsidiaries that guarantee the Amended Credit Agreement.

On and after October 1, 2022, we may redeem all or a portion of the 2027 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date) set forth below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date, if redeemed during the twelve month period commencing on October 1 of the years set forth below:

Period	Redemption Price
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%
Prior to October 1, 2022, we may also redeem 2027 Notes with the net cash proceeds of certain equity offerings in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2027 Notes issued, at a redemption price (expressed as a percentage of principal amount) of 104.625% of the principal amount thereof plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date.
In addition, we may redeem some or all of the 2027 Notes prior to October 1, 2022 at a redemption price equal to 100% of the principal amount of the 2027 Notes redeemed, plus accrued and unpaid interest thereon, if any, to (but excluding) the applicable redemption date, plus a “make-whole” premium based on the applicable treasury rate plus 50 basis points.
Upon the occurrence of specified change of control events as defined in the indenture governing the 2027 Notes, we must offer to repurchase the 2027 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.
The indenture governing the 2027 Notes contains covenants that, among other things, restrict our ability to:

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
These covenants are subject to a number of important exceptions and qualifications. The indenture governing the 2027 Notes contains affirmative covenants and events of default that are customary for indentures governing high yield securities. The 2027 Notes and the guarantees are not subject to any registration rights agreement.
We used the proceeds from the issuance and sale of the 2027 Notes to (1) repay $149.1 million of our existing Term Loan indebtedness, (2) repay $146.0 million under our Senior Credit Facility, and (3) pay fees and expenses related to the transaction.

Letters of Credit

At December 31, 2019, we maintained outstanding standby letters of credit totaling $19.8 million as collateral in relation to our workers compensation insurance agreements and a corporate office lease agreement. Of the $19.8 million of outstanding letters of credit, we have collateralized $2.3 million in cash and cash equivalents and the remaining $17.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2018 totaled $17.6 million.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2019 and 2018, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
Notes payable (1)	$43,007	$50,079	$51,210	$50,765	$375,341	$539,363	$1,109,765
Senior Credit Facility (2)	5,498	6,232	6,232	6,232	6,249	175,752	206,195
Operating lease obligations (3)	18,651	18,599	18,227	17,895	16,711	33,666	123,749
Total contractual obligations	$67,156	$74,910	$75,669	$74,892	$398,301	$748,781	$1,439,709

(1)
Amounts represent contractual amounts due under (a) the 2024 Notes and 2027 Notes, including interest based on the fixed rates of 5.125% and 4.625%, respectively, and (b) the term loan secured under the Second Amendment on February 14, 2020, including interest based on the rate in effect at December 31, 2019.

(2)	Amounts represent contractual amounts to be repaid under the Senior Credit Facility for borrowings made on February 14, 2020, including interest based on the rate in effect at December 31, 2019.

(3)
Amounts represent minimum contractual amounts with initial lease terms in excess of one year, including any leases that were signed, but not yet commenced as of December 31, 2019 that create significant obligations. We have assumed no escalations in rent other than as stipulated in lease agreements.

In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $5.4 million at December 31, 2019. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

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

Goodwill and Indefinite-lived Intangible Assets

Our business acquisitions typically result in the recording of goodwill and other intangible assets. The determination of the fair value of such intangible assets involves the use of appropriate valuation techniques and requires management to make estimates and assumptions that affect our consolidated financial statements. Significant judgments required to estimate the fair values include estimated future cash flows, growth rates, customer attrition rates, brand awareness and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value for each intangible asset. Management may engage independent third-party specialists to assist in determining the fair values. For intangible assets purchased in a business acquisition, the estimated fair values of the assets received are used to establish their recorded values, which may become impaired in the future.

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
Contingent Liabilities

From time to time, we are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Additionally, some of our clients may also become subject to claims, governmental inquiries and investigations and legal actions relating to services provided by our healthcare professionals. From time to time, and depending upon the particular facts and circumstances, we may be subject to indemnification obligations under our contracts with such clients relating to these matters. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2019. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses and is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We have adopted this standard effective January 1, 2020 using the modified retrospective transition method and will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings, net of tax, primarily related to short-term accounts receivable, which we expect to be immaterial to our consolidated financial statements. Prior periods will not be retrospectively adjusted.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. We have adopted this standard effective January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard modifies the current disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We have adopted this standard effective January 1, 2020 and will include the required disclosures beginning in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance requires the capitalized implementation costs to be recorded as an other asset and the related amortization of those costs to be recorded in operating expenses. This standard is effective on a prospective or retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We have adopted this standard prospectively effective January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. This standard is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effect of adopting this standard on our consolidated financial statements, but do not expect the adoption to have a material impact.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2019, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2019. During 2019, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019,and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Update 2016-02, Leases, and related amendments.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of accrual for professional liability
As discussed in Note 1 to the consolidated financial statements, the Company uses actuarial expertise to estimate expected losses for professional liability claims based on statistical analysis of historical and industry data. As of December 31, 2019, the Company recorded an accrual for professional liabilities of $42.5 million.
We have identified the evaluation of the accrual for professional liability as a critical audit matter. Complex and subjective auditor judgment was required in evaluating the Company’s actuarial estimates and assumptions, specifically estimates for incurred but not reported claims. Changes in the actuarial estimates or assumptions could have a significant impact on the liability recognized.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the accrual for professional liability, including controls over the selection of expected loss rates and tracking of historical claims data. We tested the key inputs to determine the incurred but not reported estimate. This included testing data used by the Company’s actuarial specialist to determine the expected loss rates, specifically claims history used in the actuarial models, for consistency with the actual claims incurred and paid by the Company. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	assessing the objectivity and actuarial expertise of the Company’s specialist;

•	comparing the methodologies used by the Company’s actuarial specialist to generally accepted actuarial methodologies; and

•
evaluating the Company’s actuarial estimates and assumptions, specifically loss development factors and expected loss rates, by comparing them to the Company’s historical data, and industry and regulatory trends.

Evaluation of fair value of intangible assets in acquisition of Advanced Medical
As discussed in Note 2 to the consolidated financial statements, the Company acquired Advanced Medical Personnel Services, Inc. (Advanced Medical) on June 14, 2019 for an initial purchase price of $211.8 million, which included cash consideration of $201.1 million. In connection with the acquisition, the Company recorded various intangible assets, including customer relationships and tradenames and trademarks (collectively, the intangible assets). The acquisition-date fair value for the intangible assets was $78.0 million as of June 14, 2019.
We identified the evaluation of fair value of the intangible assets acquired in the Advanced Medical transaction as a critical audit matter. There was a high degree of subjectivity in determining the assumptions used in the valuation model for each acquired intangible asset. The discounted cash flow model included the following internally-developed assumptions for which there was limited observable market information, and the calculated fair value of such assets was sensitive to possible changes to these key assumptions:

•	Revenue growth rates

•	Trade name royalty rate

•	Annual customer attrition rate

•	Earnings before interest, tax, depreciation, and amortization (EBITDA) margins

•	Weighted-average cost of capital (WACC), including the discount rate
The primary audit procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the key assumptions. We evaluated the Company’s forecasted revenue growth rates by comparing forecasted growth assumptions to those of Advanced Medical’s peers and industry reports. We compared (a) the Advanced Medical’s forecasted revenue growth rates and EBITDA margins to historical actual results for Advanced Medical and the Company, and (b) forecasted annual customer attrition rate to historical customer sales data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Assessing the qualifications of the Company’s valuation specialist;

•	Assessing the appropriateness of the methodologies used to value the intangible assets;

•	Evaluating the Company’s forecasted tradename royalty rate to trademark licensing transactions for similar intellectual property;

•
Evaluating the Company’s WACC, including the discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers; and

•
Developing an estimate of the acquisition-date fair value of the intangible assets using the Company’s cash flow forecast and an independently developed discount rate and comparing the results of the estimate to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 24, 2020

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$82,985	$13,856
Accounts receivable, net of allowances of $8,027 and $10,560 at December 31, 2019 and 2018, respectively	352,685	365,871
Accounts receivable, subcontractor	72,714	50,143
Prepaid expenses	11,669	12,409
Other current assets	40,446	39,887
Total current assets	560,499	482,166
Restricted cash, cash equivalents and investments	62,170	59,331
Fixed assets, net of accumulated depreciation of $132,900 and $114,413 at December 31, 2019 and 2018, respectively	104,832	90,419
Operating lease right-of-use assets	89,866	—
Other assets	120,254	96,152
Goodwill	595,551	438,506
Intangible assets, net of accumulated amortization of $151,417 and $114,924 at December 31, 2019 and 2018, respectively	398,474	326,147
Total assets	$1,931,646	$1,492,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,140	$149,603
Accrued compensation and benefits	170,932	135,059
Current portion of operating lease liabilities	13,943	—
Deferred revenue	11,788	12,365
Other current liabilities	25,302	10,243
Total current liabilities	378,105	307,270
Revolving credit facility	—	120,000
Notes payable, less unamortized fees	617,159	320,607
Deferred income taxes, net	46,618	27,326
Operating lease liabilities	91,209	—
Other long-term liabilities	61,813	78,528
Total liabilities	1,194,904	853,731
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,283 issued and 46,722 outstanding at December 31, 2019 and 48,809 issued and 46,643 outstanding at December 31, 2018	493	488
Additional paid-in capital	455,193	452,730
Treasury stock, at cost (2,561 and 2,166 shares at December 31, 2019 and 2018, respectively)	(119,143)	(100,438)
Retained earnings	400,047	286,059
Accumulated other comprehensive income	152	151
Total stockholders’ equity	736,742	638,990
Total liabilities and stockholders’ equity	$1,931,646	$1,492,721

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue	$2,222,107	$2,136,074	$1,988,454
Cost of revenue	1,478,642	1,439,691	1,344,035
Gross profit	743,465	696,383	644,419
Operating expenses:
Selling, general and administrative	508,030	452,318	399,700
Depreciation and amortization	58,520	41,237	32,279
Total operating expenses	566,550	493,555	431,979
Income from operations	176,915	202,828	212,440
Interest expense, net, and other	28,427	16,143	19,677
Income before income taxes	148,488	186,685	192,763
Income tax expense	34,500	44,944	60,205
Net income	$113,988	$141,741	$132,558

Other comprehensive income (loss):
Foreign currency translation and other	1	263	(98)
Cash flow hedge, net of income taxes	—	—	(15)
Other comprehensive income (loss)	1	263	(113)

Comprehensive income	$113,989	$142,004	$132,445

Net income per common share:
Basic	$2.44	$2.99	$2.77
Diluted	$2.40	$2.91	$2.68
Weighted average common shares outstanding:
Basic	46,704	47,371	47,807
Diluted	47,593	48,668	49,430

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2016	48,055	$481	$452,491	(443)	$(13,261)	$9,671	$1	$449,383
Repurchase of common stock into treasury	—	—	—	(487)	(20,164)	—	—	(20,164)
Equity awards vested and exercised, net of shares withheld for payroll taxes	356	3	(9,377)	—	—	—	—	(9,374)
Share-based compensation	—	—	10,237	—	—	—	—	10,237
Comprehensive income (loss)	—	—	—	—	—	132,558	(113)	132,445
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527
Repurchase of common stock into treasury	—	—	—	(1,236)	(67,013)	—	—	(67,013)
Equity awards vested and exercised, net of shares withheld for payroll taxes	398	4	(11,436)	—	—	—	—	(11,432)
Cumulative-effect adjustment from adoption of the new revenue recognition standard	—	—	—	—	—	2,089	—	2,089
Share-based compensation	—	—	10,815	—	—	—	—	10,815
Comprehensive income	—	—	—	—	—	141,741	263	142,004
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(395)	(18,705)	—	—	(18,705)
Equity awards vested and exercised, net of shares withheld for payroll taxes	474	5	(13,778)	—	—	—	—	(13,773)
Share-based compensation	—	—	16,241	—	—	—	—	16,241
Comprehensive income	—	—	—	—	—	113,988	1	113,989
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$113,988	$141,741	$132,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,520	41,237	32,279
Non-cash interest expense and other	1,984	(4,841)	2,231
Change in fair value of contingent consideration	7,178	(2,400)	184
Increase in allowances for doubtful accounts and sales credits	6,275	9,006	10,339
Provision for deferred income taxes	913	(667)	5,607
Share-based compensation	16,241	10,815	10,237
Loss on disposal or sale of fixed assets	484	117	227
Write-off of fees on credit facilities	594	574	—
Amortization of discount on investments	(298)	(202)	(127)
Non-cash lease expense	5	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	28,278	(1,453)	(18,858)
Accounts receivable, subcontractor	(22,571)	(9,131)	8,221
Income taxes receivable	(4,464)	15,099	(15,537)
Prepaid expenses	774	4,465	(2,316)
Other current assets	2,847	(1,259)	4,301
Other assets	(12,751)	5,239	(5,406)
Accounts payable and accrued expenses	1,925	17,154	(7,862)
Accrued compensation and benefits	32,758	10,252	13,430
Other liabilities	(6,090)	(8,980)	(8,442)
Deferred revenue	(1,806)	319	(548)
Restricted investments balance	78	(92)	—
Net cash provided by operating activities	224,862	226,993	160,518
Cash flows from investing activities:
Purchase and development of fixed assets	(35,218)	(35,206)	(26,529)
Purchase of investments	(26,309)	(33,824)	(15,096)
Proceeds from maturity of investments	32,135	25,000	20,301
Equity investment	—	(6,100)	(2,000)
Payments to fund deferred compensation plan	(12,507)	(9,917)	(10,537)
Purchase of convertible promissory note	(779)	(750)	—
Cash paid for acquisitions, net of cash received	(247,906)	(217,360)	—
Cash paid for other intangibles	(1,240)	(1,180)	—
Cash paid for other liabilities, working capital adjustments and holdback liability for prior year acquisitions	—	—	(1,500)
Net cash used in investing activities	(291,824)	(279,337)	(35,361)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Payments on term loans	(150,000)	—	(44,063)
Proceeds from term loan	150,000	—	—
Payments on revolving credit facility	(221,000)	(75,000)	—
Proceeds from revolving credit facility	101,000	195,000	—
Proceeds from senior notes	300,000	—	—
Repurchase of common stock	(18,705)	(67,013)	(20,164)
Payment of financing costs	(5,223)	(2,331)	—
Earn-out payments for prior acquisitions	(5,700)	(1,713)	(3,677)
Proceeds from termination of derivative contract	—	—	85
Cash paid for shares withheld for taxes	(13,773)	(11,432)	(9,374)
Net cash provided by (used in) financing activities	136,599	37,511	(77,193)
Effect of exchange rate changes on cash	1	263	(98)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,638	(14,570)	47,866
Cash, cash equivalents and restricted cash at beginning of year	84,324	98,894	51,028
Cash, cash equivalents and restricted cash at end of year	$153,962	$84,324	$98,894
Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$17,817	$—	$—
Cash paid for interest (net of $536, $460 and $188 capitalized in 2019, 2018 and 2017, respectively)	$23,730	$21,283	$17,936
Cash paid for income taxes	$37,747	$30,593	$73,746
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash received	$29,660	$24,026	$—
Goodwill	157,036	97,910	—
Intangible assets	107,580	122,110	—
Liabilities assumed	(31,148)	(16,586)	—
Earn-out liabilities	(15,222)	(10,100)	—
Net cash paid for acquisitions	$247,906	$217,360	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$2,301	$1,706	$2,962
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017
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

(e) Restricted Cash, Cash Equivalents and Investments

Restricted cash and cash equivalents primarily represent cash and money market funds on deposit with financial institutions and investments represents commercial paper that serves as collateral for the Company’s outstanding letters of credit and captive insurance subsidiary claim payments. See Note (3), “Fair Value Measurement” and Note (8), “Notes Payable and Credit Agreement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and related notes to the amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$82,985	$13,856
Restricted cash and cash equivalents (included in other current assets)	18,393	26,329
Restricted cash, cash equivalents and investments	62,170	59,331
Total cash, cash equivalents and restricted cash and investments	163,548	99,516
Less restricted investments	(9,586)	(15,192)
Total cash, cash equivalents and restricted cash	$153,962	$84,324

(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and capitalized software at cost less accumulated amortization and depreciation. The Company records equipment acquired under finance leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and it expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and technology and software using the straight-line method based on the estimated useful lives of the related assets (three to ten years). The Company depreciates leasehold improvements and equipment obtained under finance leases over the shorter of the term of the lease or their estimated useful lives. The Company includes depreciation of equipment obtained under finance leases with depreciation expense in the accompanying consolidated financial statements.

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

(g) Leases

The Company recognizes operating lease right-of-use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to not separate lease and non-lease components for all leases that qualify. Lease expense is recognized on a straight-line basis over the lease term. See Note (5), “Leases,” for additional information.

(h) Goodwill

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

(i) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through acquisitions, which include tradenames and trademarks, customer relationships, staffing databases, developed technology and non-compete agreements. The fair value of identifiable intangible assets are determined using either the income approach (relief-from-royalty method or multi-period excess earnings method) or the cost approach (replacement cost method). The Company amortizes intangible assets, other than tradenames and trademarks with an indefinite life, using the straight-line method over their useful lives. The Company amortizes non-compete agreements using the straight-line method over the lives of the related agreements. The Company reviews for impairment intangible assets with estimable useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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
(j) Insurance Reserves

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

(k) Revenue Recognition

Revenue primarily consists of fees earned from the temporary and permanent placement of healthcare professionals and executives as well as from the Company’s software as a service (“SaaS”)-based technologies, including its vendor management systems and its scheduling software. Revenue is recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from executive search, physician permanent placement, and recruitment process outsourcing services is recognized as the services are rendered. The Company’s SaaS-based revenue is recognized ratably over the applicable arrangement’s service period.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the year ended December 31, 2019, previously deferred revenue recognized as revenue was $9,972.
The Company recognizes assets from incremental costs to obtain a contract with a customer and costs incurred to fulfill a contract with a customer, which are deferred and amortized using the portfolio approach on a straight line basis over the average period of benefit consistent with the timing of transfer of services to the customer. Aggregate expense for these costs was $11,369 for the year ended December 31, 2019.
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

(l) Accounts Receivable

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

(m) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 13% of the consolidated revenue of the Company for each of the fiscal years ended December 31, 2019, 2018 and 2017.

The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, restricted cash equivalents and investment balances may be invested in a non-federally insured money market account and commercial paper. As of December 31, 2019 and 2018, there were $62,170 and $59,331, respectively, of restricted cash, cash equivalents and investments, a portion of which was invested in a non-federally insured money market fund and commercial paper. See Note (3), “Fair Value Measurement,” for additional information.

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

(o) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of the Company’s equity investment is determined by using prices for identical or similar investments of the same issuer, which is more fully described in Note (3), “Fair Value Measurement.” As it relates to the Company’s 2024 Notes and 2027 Notes (as both defined in Note (3) below), fair value disclosure is detailed in Note (3), “Fair Value Measurement.” See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the long-term portion of the Company’s insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

(p) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which typically is the vesting period, except for awards granted to retirement-eligible employees, which are expensed on an accelerated basis. Restricted stock units

(“RSUs”) typically vest at the end of a three-year vesting period, however, 33% of the awards may vest on the 13th month anniversary of the grant date and 34% on the second anniversary of the grant date if certain performance targets are met. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain a performance condition dependent on the Company’s adjusted EBITDA margin during the third year of the three-year vesting period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the performance conditions.

(q) Net Income per Common Share
Share-based awards to purchase 43, 23 and 20 shares of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2019, 2018 and 2017, respectively:

	Years Ended December 31,
	2019	2018	2017
Net income	$113,988	$141,741	$132,558

Net income per common share - basic	$2.44	$2.99	$2.77
Net income per common share - diluted	$2.40	$2.91	$2.68

Weighted average common shares outstanding - basic	46,704	47,371	47,807
Plus dilutive effect of potential common shares	889	1,297	1,623
Weighted average common shares outstanding - diluted	47,593	48,668	49,430

(r) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. The nurse and allied solutions segment consists of the Company’s nurse, allied, local and labor disruption and rapid response staffing businesses. The locum tenens solutions segment consists of the Company’s locum tenens staffing business. The other workforce solutions segment consists of the following Company businesses (i) physician permanent placement services, (ii) healthcare interim leadership staffing and executive search services, (iii) vendor management systems, (iv) recruitment process outsourcing, (v) education, (vi) revenue cycle solutions, (vii) workforce optimization services, and (viii) credentialing services.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2019	2018	2017
Revenue
Nurse and allied solutions	$1,419,965	$1,306,516	$1,238,543
Locum tenens solutions	324,653	393,366	430,615
Other workforce solutions	477,489	436,192	319,296
	$2,222,107	$2,136,074	$1,988,454
Segment operating income
Nurse and allied solutions	$199,806	$183,427	$182,792
Locum tenens solutions	25,108	41,348	51,422
Other workforce solutions	110,225	104,541	81,154
	335,139	329,316	315,368
Unallocated corporate overhead	83,463	74,436	60,412
Depreciation and amortization	58,520	41,237	32,279
Share-based compensation	16,241	10,815	10,237
Interest expense, net, and other	28,427	16,143	19,677
Income before income taxes	$148,488	$186,685	$192,763

The Company offers a comprehensive managed services program, in which the Company manages all or a portion of a client’s contingent staffing needs. This service includes both the placement of the Company’s own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. See additional information in (j), “Revenue Recognition.” For the years ended December 31, 2019, 2018 and 2017, revenue under the Company’s managed services program arrangements comprised approximately 63%, 62% and 58% for nurse and allied solutions revenue, 23%, 17% and 13% for locum tenens solutions revenue and 8%, 7% and 8% for other workforce solutions revenue, respectively.

(s) Recently Adopted Accounting Pronouncements
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
The Company adopted ASU 2016-02 effective January 1, 2019, using the optional transition method described above. The Company recognized the cumulative effect of adopting this guidance as an adjustment as of the effective date, primarily related to the recognition of lease liabilities of $114,807 and corresponding right-of-use assets of $99,525 for existing operating leases. The Company also derecognized existing deferred rent liabilities of $15,302. These adjustments had no effect on opening retained earnings and prior periods were not retrospectively adjusted and continue to be reported in accordance with ASC 840. The new standard also provides practical expedients for an organization’s ongoing accounting. The Company elected the short-term lease recognition exemption and the practical expedient to not separate lease and non-lease components for all leases that qualify. The adoption did not have a material effect on the Company’s results of operations.

There were no other material impacts to the Company’s consolidated financial statements as a result of adopting these updated standards.

(2) Acquisitions
As set forth below, the Company completed five acquisitions from January 1, 2017 through December 31, 2019. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2019. The allocations will continue to be updated through the measurement period, if necessary. For each acquisition, the Company did not incur any material acquisition-related costs.
b4health Acquisition
On December 19, 2019, the Company completed its acquisition of B4Health, LLC (“b4health”), an innovative technology company and a leading provider of a web-based internal float pool management solution and vendor management system for healthcare facilities. The initial purchase price of $23,006 included (1) $19,906 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $12,000 with an estimated fair value of $3,100 as of the acquisition date. The contingent earn-out payment is based on the operating results of b4health for the twelve months ending December 31, 2020. The results of b4health have been included in the Company’s other workforce solutions segment since the date of acquisition.
The allocation of the $23,006 purchase price consisted of (1) $1,169 of fair value of tangible assets acquired, which included $222 cash received, (2) $823 of liabilities assumed, (3) $9,000 of identified intangible assets, and (4) $13,660 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $3,000 of developed technology, $4,000 of customer relationships, and $2,000 of trademarks with a weighted average useful life of approximately seven years.
Advanced Acquisition
On June 14, 2019, the Company completed its acquisition of Advanced Medical Personnel Services, Inc. (“Advanced”), a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings. The initial purchase price of $211,743 included (1) $201,121 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $10,622 as of the acquisition date. The contingent earn-out payment is based on the operating results of Advanced for the twelve months ending December 31, 2019. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), dated as of February 9, 2018, and (2) the First Amendment (as defined in Note (8) below) to the New Credit Agreement, which provided $150,000 of additional available borrowings to the Company. The New Credit Agreement and the First Amendment are more fully described in Note (8), “Notes Payable and Credit Agreement.” The results of Advanced have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2019, an additional $73 of cash consideration was paid to the selling shareholders for the final working capital settlement.
The allocation of the $211,816 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $29,035 of fair value of tangible assets acquired, which included $2,497 cash and restricted cash received, (2) $28,758 of liabilities assumed, (3) $91,700 of identified intangible assets, and (4) $119,839 of goodwill, of which $57,121 is expected to be deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately nine years. The following table summarizes the fair value and useful life of each intangible asset acquired:

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
The allocation of the $31,676 purchase price consisted of (1) $2,826 of fair value of tangible assets acquired, which included $651 cash received, (2) $1,567 of liabilities assumed, (3) $6,880 of identified intangible assets, and (4) $23,537 of goodwill, none of which is deductible for tax purposes. The fair value of intangible assets primarily includes $5,300 of developed technology and $1,500 of trademarks with a weighted average useful life of approximately eight years.
MedPartners Acquisition

On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,933 included (1) $196,533 cash consideration paid upon acquisition, funded through borrowings under the Senior Credit Facility, (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, which resulted in no earn-out payment, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019, which resulted in no earn-out payment. The results of MedPartners have been included in the Company’s other workforce solutions segment since the date of acquisition. During the third quarter of 2018, $222 was returned to the Company for the final working capital settlement.
The allocation of the $200,711 purchase price, which was reduced by the final working capital settlement and finalized during the second quarter of 2019, consisted of (1) $28,508 of fair value of tangible assets acquired, which included $8,403 cash received, (2) $11,933 of liabilities assumed, (3) $103,000 of identified intangible assets, and (4) $81,136 of goodwill, all of which is deductible for tax purposes. The intangible assets acquired had a weighted average useful life of approximately sixteen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

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

The Company’s obligation under its deferred compensation plan is measured at fair value based on quoted market prices of the participants’ elected investments, which are Level 1 inputs. The deferred compensation plan is more fully described in Note (9), “Retirement Plans.”

As of December 31, 2019, the Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $59,243 commercial paper issued and outstanding as of December 31, 2019, $9,586 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2018, the Company had $63,243 commercial paper issued and outstanding, of which $15,192 had original maturities greater than three months and were considered available-for-sale securities. The increase in commercial paper issued and outstanding is due to additional restricted investments related to the captive insurance company.

The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the consolidated statements of comprehensive income.

The following tables present information about assets and liabilities measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2019
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,508	$2,508	$—	$—
Deferred compensation	(81,064)	(81,064)	—	—
Commercial paper	59,243	—	59,243	—
Acquisition contingent consideration liabilities	(23,100)	—	—	(23,100)

	Fair Value Measurements as of December 31, 2018
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,461	$2,461	$—	$—
Deferred compensation	(55,720)	(55,720)	—	—
Commercial paper	63,243	—	63,243	—
Acquisition contingent consideration liabilities	(7,700)	—	—	(7,700)

The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2019	2018
Balance as of January 1,	$(7,700)	$(2,070)
Settlement of HealthSource Global contingent consideration liability for year ended December 31, 2016	—	70
Settlement of HealthSource Global contingent consideration liability for year ended December 31, 2017	—	2,000
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	7,000	—
Contingent consideration liability from PDA and LFT acquisition on April 6, 2018	—	(5,700)
Contingent consideration liability from MedPartners acquisition on April 9, 2018	—	(4,400)
Contingent consideration liability from Silversheet acquisition on January 30, 2019	(1,500)	—
Contingent consideration liability from Advanced acquisition on June 14, 2019	(10,622)	—
Contingent consideration liability from b4health acquisition on December 19, 2019	(3,100)	—
Change in fair value of contingent consideration liability from PDA and LFT acquisition	—	(1,300)
Change in fair value of contingent consideration liability from MedPartners acquisition	700	3,700
Change in fair value of contingent consideration liability from Silversheet acquisition	1,500	—
Change in fair value of contingent consideration liability from Advanced acquisition	(9,378)	—
Balance as of December 31,	$(23,100)	$(7,700)

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 for years ended December 31, 2019 and 2018, respectively. There were no changes to the fair value of the equity investment recognized during the year ended December 31, 2019 .

There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three years ended December 31, 2019 requiring such measurements.
Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 5.125% senior notes due 2024 (the “2024 Notes”) and 4.625% senior notes due 2027 (the “2027 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2024 Notes and the 2027 Notes, which are more fully described in Note (8), “Notes Payable and Credit Agreement,” are presented in the following table:

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2024 Notes	$325,000	$337,188	$325,000	$310,375
2027 Notes	300,000	301,500	—	—

The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets

As of December 31, 2019 and 2018, the Company had the following acquired intangible assets:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$35,836	$(13,369)	$22,467	$25,536	$(10,174)	$15,362
Customer relationships	273,839	(94,206)	179,633	201,759	(75,081)	126,678
Tradenames and trademarks	126,269	(33,545)	92,724	112,769	(22,529)	90,240
Non-compete agreements	4,117	(2,035)	2,082	2,877	(1,410)	1,467
Acquired technology	20,430	(8,262)	12,168	8,730	(5,730)	3,000
	$460,491	$(151,417)	$309,074	$351,671	$(114,924)	$236,747
Intangible assets not subject to amortization:
Tradenames and trademarks			$89,400			$89,400
			$398,474			$326,147

Aggregate amortization expense for intangible assets was $36,493 and $24,239 for the years ended December 31, 2019 and 2018, respectively. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense as of December 31, 2019 is as follows:

Amount
Year ending December 31, 2020	$44,017
Year ending December 31, 2021	41,735
Year ending December 31, 2022	40,754
Year ending December 31, 2023	39,647
Year ending December 31, 2024	33,400
Thereafter	109,521
$309,074

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Locum Tenens Solutions	Other Workforce Solutions	Total
Balance, January 1, 2018	$103,107	$19,743	$217,746	$340,596
Goodwill from MedPartners acquisition	—	—	81,113	81,113
Goodwill from PDA and LFT acquisition	—	—	16,797	16,797
Balance, December 31, 2018	103,107	19,743	315,656	438,506
Goodwill adjustment for MedPartners acquisition	—	—	23	23
Goodwill adjustment for PDA and LFT acquisition	—	—	(14)	(14)
Goodwill from Silversheet acquisition	—	—	23,537	23,537
Goodwill from Advanced acquisition	119,839	—	—	119,839
Goodwill from b4health acquisition	—	—	13,660	13,660
Balance, December 31, 2019	$222,946	$19,743	$352,862	$595,551
Accumulated impairment loss as of December 31, 2018 and 2019	$154,444	$53,940	$6,555	$214,939

(5) Leases

The Company leases certain office facilities, data centers, and equipment under various operating leases. The Company’s short-term leases (with initial lease terms of 12 months or less) are primarily related to housing arrangements for healthcare professionals on assignment. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Certain leases also include options to terminate the leases within 3 years.

The components of lease expense were as follows:

Year Ended December 31,
2019
Lease Cost
Operating lease cost	$18,725
Short-term lease cost	20,112
Variable and other lease cost	2,880
Net lease cost	$41,717

The maturities of lease liabilities as of December 31, 2019 were as follows:

Operating Leases
Years ending December 31,
2020	$18,651
2021	18,599
2022	18,227
2023	17,895
2024	16,711
Thereafter	33,666
Total lease payments	$123,749
Less imputed interest	(18,597)
Present value of lease liabilities	$105,152

Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$17,817
Operating lease right-of-use assets obtained in exchange for lease obligations	$—

Weighted average remaining lease term	7 years
Weighted average discount rate	4.8%

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 were as follows:

Operating Leases
Years ending December 31,
2019	$18,218
2020	18,149
2021	18,349
2022	18,144
2023	17,990
Thereafter	50,436
Total minimum lease payments	$141,286

Rent expense under operating leases (with initial lease terms in excess of one year) was $21,402 and $20,529 for the years ended December 31, 2018 and 2017, respectively.

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Other current assets:
Restricted cash and cash equivalents	$18,393	$26,329
Income taxes receivable	5,984	799
Other	16,069	12,759
Other current assets	$40,446	$39,887

Fixed assets:
Furniture and equipment	$37,315	$34,211
Technology and software	191,050	162,006
Leasehold improvements	9,367	8,615
	237,732	204,832
Accumulated depreciation	(132,900)	(114,413)
Fixed assets, net	$104,832	$90,419

Accounts payable and accrued expenses:
Trade accounts payable	$26,985	$31,537
Subcontractor payable	75,562	50,892
Accrued expenses	36,344	30,236
Loss contingencies	6,146	24,549
Professional liability reserve	7,925	8,633
Other	3,178	3,756
Accounts payable and accrued expenses	$156,140	$149,603

Accrued compensation and benefits:
Accrued payroll	$47,381	$42,571
Accrued bonuses and commissions	22,613	18,021
Accrued travel expense	2,459	3,417
Health insurance reserve	4,019	3,559
Workers compensation reserve	8,782	7,817
Deferred compensation	81,064	55,720
Other	4,614	3,954
Accrued compensation and benefits	$170,932	$135,059

Other current liabilities:
Acquisition related liabilities	$20,000	$7,918
Other	5,302	2,325
Other current liabilities	$25,302	$10,243

Other long-term liabilities:
Workers compensation reserve	$18,291	$19,454
Professional liability reserve	34,606	38,324
Deferred rent	—	15,012
Unrecognized tax benefits	5,431	4,862
Other	3,485	876
Other long-term liabilities	$61,813	$78,528

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	Years Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$25,255	$33,564	$45,899
State	8,332	12,047	8,699
Total	33,587	45,611	54,598
Deferred income taxes:
Federal	625	(1,372)	1,754
State	288	705	3,853
Total	913	(667)	5,607
Provision for income taxes from operations	$34,500	$44,944	$60,205

The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for both 2019 and 2018 and 35% for 2017 to pretax income from operations because of the effect of the following items during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Tax expense at federal statutory rate	$31,253	$39,272	$67,467
State taxes, net of federal benefit	6,810	9,902	7,880
Non-deductible expenses	3,840	2,956	3,849
Share-based compensation	(4,770)	(4,343)	(4,889)
Corporate tax rate change impact on deferred income taxes	—	—	(14,039)
Unrecognized tax benefit	(207)	413	(1,175)
Other, net	(2,426)	(3,256)	1,112
Income tax expense from operations	$34,500	$44,944	$60,205

The adoption of ASU 2016-09, “Stock Compensation - Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017, resulted in recording reductions in income tax expense of $5,915, $5,401, and $5,449 for the years ended December 31, 2019, 2018, and 2017. Prior to adoption, this amount would have been recorded as additional paid-in capital.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Stock compensation	$5,848	$6,606
Deferred compensation	20,564	13,869
Accrued expenses	18,572	21,643
Deferred rent	—	4,000
Operating lease liabilities	27,206	—
Net operating losses	3,448	1,846
Other	570	1,030
Total deferred tax assets	$76,208	$48,994
Deferred tax liabilities:
Intangibles	$(71,646)	$(51,493)
Fixed assets	(22,896)	(19,802)
Operating lease right-of-use assets	(23,234)	—
Other	(5,050)	(5,025)
Total deferred tax liabilities	$(122,826)	$(76,320)
Valuation allowance	$—	$—
Net deferred tax liabilities	$(46,618)	$(27,326)

In the current year, the Company recognized deferred tax assets and deferred tax liabilities associated with operating lease liabilities and right-of-use assets, respectively, in accordance with ASU 2016-02. The Company also derecognized existing deferred rent liabilities, but consistent with its adoption of ASU 2016-02 and the optional transition method, there has been no change to the prior year deferred tax assets related to deferred rent liabilities. The Company’s adoption of ASU 2016-02 is more fully described in Note (1), “Summary of Significant Accounting Policies.”

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2019 is $16,418, which is set to expire by 2029. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2019 is not material.

 A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Beginning balance of unrecognized tax benefits	$4,393	$4,663	$6,842
Additions based on tax positions related to the current year	588	475	513
Additions based on tax positions of prior years	990	753	731
Reductions due to lapse of applicable statute of limitation	(1,034)	(547)	(949)
Settlements	—	(951)	(2,474)
Ending balance of unrecognized tax benefits	$4,937	$4,393	$4,663

At December 31, 2019, if recognized, approximately $4,695 net of $736 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $493, $467 and $606 of accrued interest related to unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively. The amount of interest expense (benefit) recognized in 2019, 2018 and 2017 was $26, $(139) and $(1,016), respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2019, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2010, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2016. The IRS conducted, completed, and settled audits of the Company’s 2011-2012 and 2013 tax years related to income and employment tax issues for the Company’s treatment of certain non-taxable per diem allowances and travel benefits in November 2017 and May 2018, respectively. Prior to the Company’s acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. Advanced filed a protest in August 2018 and had their first IRS Appeals meeting in May 2019. The Company received a final determination from the IRS in November 2019. The Company is indemnified for the potential contingent liability by Advanced. The Advanced acquisition is more fully described in Note (2), “Acquisitions.”

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

On February 14, 2020, the Company entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250,000 secured term loan credit facility (the “Additional Term Loan”). The Second Amendment also extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Stratus Video, as more fully described in Note (14), “Subsequent Events.” The Additional Term Loan is subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The maturity date of the Additional Term Loan is February 14, 2025.
At December 31, 2019, with $17,445 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $382,555 of available credit under the Senior Credit Facility.

(b) The Company’s 4.625% Senior Notes Due 2027
On October 1, 2019, the Company completed the issuance and sale of $300,000 aggregate principal amount of the 2027 Notes, which mature on October 1, 2027. Interest on the 2027 Notes is fixed at 4.625% and payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2020. With the proceeds from the 2027 Notes and cash generated from operations, the Company (1) repaid $149,063 of existing Term Loan indebtedness, (2) repaid $146,000 under the Senior Credit Facility, and (3) paid $4,348 of fees and expenses related to the issuance and sale of the 2027 Notes, which were recorded as a reduction of the notes payable balance and are being amortized to interest expense over the term of the 2027 Notes.
The indenture governing the 2027 Notes contains covenants that, among other things, restrict the ability of the Company to:
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
These covenants are subject to a number of important exceptions and qualifications. The indenture governing the 2027 Notes contains affirmative covenants and events of default that are customary for indentures governing high yield securities. The 2027 Notes and the related guarantees thereof are not subject to any registration rights agreements.

(c) Debt Balances

Outstanding debt balances as of December 31, 2019 and 2018 consisted of the following:

	As of December 31,
	2019	2018
Senior Credit Facility	—	120,000
2024 Notes	325,000	325,000
2027 Notes	300,000	—
Total debt outstanding	625,000	445,000
Less unamortized fees	(7,841)	(4,393)
Long-term portion of notes payable	$617,159	$440,607

The 2024 Notes were issued in October 2016 and have a fixed rate of 5.125%. The aggregate principal amounts of the 2024 Notes and the 2027 Notes mature on October 1, 2024 and October 1, 2027, respectively.
(d) Letters of Credit

At December 31, 2019, the Company maintained outstanding standby letters of credit totaling $19,752 as collateral in relation to its workers compensation insurance agreements and a corporate office lease agreement. Of the $19,752 outstanding letters of credit, the Company has collateralized $2,307 in cash and cash equivalents and the remaining $17,445 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2018 totaled $17,632.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contribution expenses incurred under the AMN Plan were $5,516, $5,250 and $4,486 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. An annual discretionary matching contribution is determined by the Compensation and Stock Plan Committee of the Board of Directors each year. Employer contributions under the Plan were $5,551, $4,708 and $4,545 for the years ended December 31, 2019, 2018 and 2017, respectively. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies was $79,515 and $55,028 at December 31, 2019 and 2018, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2019 and 2018, no shares of preferred stock were outstanding.

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

During 2019, the Company repurchased 395 shares of its common stock at an average price of $47.30 per share, resulting in an aggregate purchase price of $18,705. During 2018, the Company repurchased 1,236 shares of its common stock at an average price of $54.17 per share, resulting in an aggregate purchase price of $67,013.

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s original adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan (under which there are no longer any outstanding awards) that were forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and have exercise prices that will be determined at the time of grant, which will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009, April 18, 2012 and April 19, 2017, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850, 2,400 and 1,400, respectively. At December 31, 2019 and 2018, 2,930 and 3,051 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have consisted of SARs, options or RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2019, 175 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to a PRSU being earned) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2016	1,075	$22.14
Granted—RSUs	166	$40.73
Granted—PRSUs (1)	317	$27.51
Vested	(637)	$16.88
Canceled/forfeited/expired	(66)	$30.02
Unvested at December 31, 2017	855	$30.98
Granted—RSUs	279	$53.73
Granted—PRSUs (1)	266	$35.28
Vested	(499)	$23.04
Canceled/forfeited/expired	(83)	$42.32
Unvested at December 31, 2018	818	$43.84
Granted—RSUs	191	$54.99
Granted—PRSUs (1)	201	$48.32
Vested	(400)	$35.46
Canceled/forfeited/expired	(52)	$41.09
Unvested at December 31, 2019	758	$52.45

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2019, there was $14,762 unrecognized compensation cost related to non-vested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.6 years. As of December 31, 2019 and 2018, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $47,242 and $46,336, respectively.

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

A summary of stock option and SAR activity under the Equity Plan and Other Plans are as follows:

	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	286	$9.67
Granted	—	$—
Exercised	(24)	$18.85
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2017	262	$8.81
Granted	—	$—
Exercised	(35)	$10.12
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2018	227	$8.61
Granted	—	$—
Exercised	(215)	$8.67
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2019	12	$7.51
Vested and expected to vest at December 31, 2019	12	$7.51
Exercisable at December 31, 2019	12	$7.51

As of December 31, 2019, all SARs were fully vested, and there were no stock options outstanding. The total intrinsic value of stock options and SARs exercised was $9,177, $1,535 and $555 for 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, the total intrinsic value of stock options and SARs outstanding and exercisable was $645 and $10,841, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019	2018	2017
Share-based employee compensation, before tax	$16,241	$10,815	$10,237
Related income tax benefits	(4,223)	(2,812)	(3,985)
Share-based employee compensation, net of tax	$12,018	$8,003	$6,252

(12) Commitments and Contingencies

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

With regards to loss contingencies accrued as of December 31, 2019, which are included in accounts payable and accrued expenses in the consolidated balance sheet, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$532,441	$535,177	$567,597	$586,892	$2,222,107
Gross profit	$176,759	$179,542	$190,031	$197,133	$743,465
Net income	$34,122	$28,869	$23,515	$27,482	$113,988
Net income per share from:
Basic	$0.73	$0.62	$0.50	$0.59	$2.44
Diluted	$0.71	$0.61	$0.49	$0.58	$2.40

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$522,489	$558,108	$526,842	$528,635	$2,136,074
Gross profit	$167,824	$180,956	$175,147	$172,456	$696,383
Net income	$42,681	$35,529	$27,918	$35,613	$141,741
Net income per share from:
Basic	$0.89	$0.75	$0.59	$0.76	$2.99
Diluted	$0.87	$0.73	$0.58	$0.74	$2.91

(14) Subsequent Events

On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company, for $475,000 in cash. Stratus Video provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. To help finance the acquisition, the Company (1) entered into the Second Amendment, which provided $250,000 of additional borrowings to the Company, and (2) borrowed $175,000 under the Senior Credit Facility. The Second Amendment and Senior Credit Facility are more fully described in Note (8), “Notes Payable and Credit Agreement.”

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2019 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2019.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired Advanced Medical Personnel Services, Inc. (the “acquired entity”) during 2019, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, the acquired entity’s internal control over financial reporting associated with total assets of $233.9 million (of which $206.5 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $82.3 million included in our consolidated financial statements as of and for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the “consolidated financial statements”), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Advanced Medical Personnel Services, Inc., during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Advanced Medical Personnel Services, Inc.’s internal control over financial reporting associated with total assets of $233.9 million (of which $206.5 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $82.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Advanced Medical Personnel Services, Inc.
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
February 24, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 22, 2020 (the “2020 Annual Meeting Proxy Statement”) under the headings “Election of Directors—Nominees for the Board of Directors,” “Executive Compensation Disclosure—Non-Director Executive Officers,” “Security Ownership and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” the table set forth in “Corporate Governance—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Committees of the Board.”

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

Information required by this item is incorporated by reference to the 2020 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Stock Ownership Guidelines,” “Corporate Governance—Board Role In Risk Oversight,” “Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the 2020 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information at December 31, 2019.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2020 Annual Meeting Proxy Statement under the headings “Corporate Governance—Board Policy on Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Independence,” and “Corporate Governance—Committees of the Board.”

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2020 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

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

2.3
Membership Interest Purchase Agreement, dated as of April 9, 2018, by and among AMN Healthcare, Inc., MedPartners HIM, LLC, the owners listed on Schedule A thereto, and the Owner Representative as defined therein (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated April 9, 2018, filed with the SEC on April 10, 2018).

2.4
Stock Purchase Agreement, dated as of April 29, 2019, by and among AMN Healthcare, Inc., Advanced Medical Holdings, LLC, and Advanced Medical Personnel Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated June 14, 2019, filed with the SEC on June 17, 2019).**

2.5
Stock Purchase Agreement, dated as of January 26, 2020, by and among AMN Healthcare, Inc., Stratus Video 2016 Group, LLC and Stratus Video Holding Company (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 14, 2020, filed with the SEC on February 18, 2020).**

3.1
Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 18, 2002).

3.2
Ninth Amended and Restated Bylaws of AMN Healthcare Services, Inc., dated January 17, 2020 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated January 17, 2020, filed with the SEC on January 23, 2020).

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

4.3
Indenture, dated as of October 1, 2019, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 4, 2019).

4.4	Description of Securities.*

10.1
Credit Agreement, dated as of February 9, 2018, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Nursefinders, LLC, Shiftwise, Inc., AMN Vision Services, LLC, Locum Leaders of Missouri, LLC, Onward Healthcare, LLC, Locum Leaders, LLC, Medefis, Inc., Avantas, LLC, The First String Healthcare, Inc., MillicanSolutions, LLC, B. E. Smith, LLC, B. E. Smith Interim Services, LLC, HealthSource Global Staffing, Inc., Peak Provider Solutions, Inc., Peak Health Solutions, LLC, and Peak Government Services, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

Exhibit Number	Description
10.2
First Amendment to Credit Agreement, dated as of June 14, 2019, by and among AMN Healthcare, Inc., as borrower, AMN Healthcare Services, Inc., AMN Services, LLC, O’Grady-Peyton International (USA), Inc., AMN Staffing Services, LLC, Merritt, Hawkins & Associates, LLC, AMN Healthcare Allied, Inc., Staff Care, Inc., AMN Allied Services, LLC, Nursefinders, LLC, Shiftwise, Inc., AMN Vision Services, LLC, Onward Healthcare, LLC, Locum Leaders, LLC, Medefis, Inc., Avantas, LLC, The First String Healthcare, Inc., MillicanSolutions, LLC, B. E. Smith, LLC, B. E. Smith Interim Services, LLC, HealthSource Global Staffing, Inc., Peak Provider Solutions, Inc., Peak Health Solutions, LLC, and Peak Government Services, LLC, Silversheet Inc., MedPartners HIM, LLC, Phillips, DiPisa & Associates, Inc., Leaders For Today, LLC, as guarantors, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019).

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

10.6
Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006).

10.7
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006).

10.8
Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006).

10.9
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006).

10.1
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

Exhibit Number	Description
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

10.21
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

10.26
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.27
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR)(Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.28
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.29
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR)(Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

Exhibit Number	Description
10.30
Form of AMN Healthcare 2017 Equity Plan Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.31
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

10.33
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.34
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008).

10.35	Executive Severance Agreement between AMN Healthcare, Inc. and Denise L. Jackson, effective as of February 19, 2019 (Management Contract or Compensatory Plan or Arrangement).*

10.36	Executive Severance Agreement between AMN Healthcare, Inc. and Ralph Henderson, effective as of February 19, 2019 (Management Contract or Compensatory Plan or Arrangement).*

10.37	Executive Severance Agreement between AMN Healthcare, Inc. and Brian M. Scott, effective as of February 19, 2019 (Management Contract or Compensatory Plan or Arrangement).*

10.38
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.39
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019).

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

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that AMN may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 24, 2020.

/S/ SUSAN R. SALKA
Susan R. Salka Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/S/ DOUGLAS D. WHEAT
Douglas D. Wheat Director and Chairman of the Board

/S/ MARK G. FOLETTA
Mark G. Foletta Director

/S/ TERI G. FONTENOT
Teri G. Fontenot Director

/S/ R. JEFFREY HARRIS
R. Jeffrey Harris Director

/S/ MICHAEL M.E. JOHNS
Michael M.E. Johns Director

/S/ DAPHNE E. JONES
Daphne E. Jones Director

/S/ MARTHA H. MARSH
Martha H. Marsh Director

/S/ ANDREW M. STERN
Andrew M. Stern Director