Form 10-Q
period 2020-03-31
AMN HEALTHCARE SERVICES INC
filed 2020-05-11
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
As of May 7, 2020, there were 46,976,251 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$97,509	$82,985
Accounts receivable, net of allowances of $8,024 and $3,332 at March 31, 2020 and December 31, 2019, respectively	376,528	352,685
Accounts receivable, subcontractor	75,938	72,714
Prepaid expenses	19,950	11,669
Other current assets	30,669	40,446
Total current assets	600,594	560,499
Restricted cash, cash equivalents and investments	60,873	62,170
Fixed assets, net of accumulated depreciation of $138,589 and $132,900 at March 31, 2020 and December 31, 2019, respectively	116,718	104,832
Operating lease right-of-use assets	87,217	89,866
Other assets	104,829	120,254
Goodwill	851,459	595,551
Intangible assets, net of accumulated amortization of $164,848 and $151,417 at March 31, 2020 and December 31, 2019, respectively	638,443	398,474
Total assets	$2,460,133	$1,931,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$175,188	$156,140
Accrued compensation and benefits	153,018	170,932
Current portion of notes payable	6,250	—
Current portion of operating lease liabilities	14,634	13,943
Deferred revenue	12,587	11,788
Other current liabilities	11,383	25,302
Total current liabilities	373,060	378,105
Revolving credit facility	225,000	—
Notes payable, less unamortized fees	858,906	617,159
Deferred income taxes, net	104,262	46,618
Operating lease liabilities	88,090	91,209
Other long-term liabilities	61,735	61,813
Total liabilities	1,711,053	1,194,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,423 issued and 46,862 outstanding at March 31, 2020 and 49,283 issued and 46,722 outstanding at December 31, 2019	494	493
Additional paid-in capital	455,766	455,193
Treasury stock, at cost (2,561 shares at March 31, 2020 and December 31, 2019)	(119,143)	(119,143)
Retained earnings	411,858	400,047
Accumulated other comprehensive income	105	152
Total stockholders’ equity	749,080	736,742
Total liabilities and stockholders’ equity	$2,460,133	$1,931,646

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$602,461	$532,441
Cost of revenue	400,395	355,682
Gross profit	202,066	176,759
Operating expenses:
Selling, general and administrative	146,234	119,997
Depreciation and amortization	20,089	11,710
Total operating expenses	166,323	131,707
Income from operations	35,743	45,052
Interest expense, net, and other	11,054	5,673
Income before income taxes	24,689	39,379
Income tax expense	11,724	5,257
Net income	$12,965	$34,122

Other comprehensive loss:
Foreign currency translation and other	(47)	(101)
Other comprehensive loss	(47)	(101)

Comprehensive income	$12,918	$34,021

Net income per common share:
Basic	$0.27	$0.73
Diluted	$0.27	$0.71
Weighted average common shares outstanding:
Basic	47,359	46,784
Diluted	47,641	47,772

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(378)	(17,930)	—	—	(17,930)
Equity awards vested and exercised, net of shares withheld for payroll taxes	313	3	(10,284)	—	—	—	—	(10,281)
Share-based compensation	—	—	5,186	—	—	—	—	5,186
Comprehensive income (loss)	—	—	—	—	—	34,122	(101)	34,021
Balance, March 31, 2019	49,122	$491	$447,632	(2,544)	$(118,368)	$320,181	$50	$649,986

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	140	1	(4,354)	—	—	—	—	(4,353)
Cumulative-effect adjustment from adoption of the credit loss standard	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	4,927	—	—	—	—	4,927
Comprehensive income (loss)	—	—	—	—	—	12,965	(47)	12,918
Balance, March 31, 2020	49,423	$494	$455,766	(2,561)	$(119,143)	$411,858	$105	$749,080

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$12,965	$34,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,234	11,710
Non-cash interest expense and other	1,911	543
Change in fair value of contingent consideration	200	(700)
Increase in allowance for credit losses and sales credits	4,735	2,608
Provision for deferred income taxes	733	(9,036)
Share-based compensation	4,927	5,186
Loss on disposal or sale of fixed assets	3,266	4
Amortization of discount on investments	(50)	(120)
Net gain on deferred compensation balances	(240)	—
Non-cash lease expense	(179)	(92)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,786)	(1,500)
Accounts receivable, subcontractor	(3,224)	(5,465)
Income taxes receivable	5,984	799
Prepaid expenses	(7,663)	(5,387)
Other current assets	3,463	(1,783)
Other assets	2,409	(6,202)
Accounts payable and accrued expenses	15,836	2,949
Accrued compensation and benefits	(2,031)	330
Other liabilities	(6,894)	9,630
Deferred revenue	748	(1,418)
Restricted investments balance	21	36
Net cash provided by operating activities	51,365	36,214

Cash flows from investing activities:
Purchase and development of fixed assets	(13,571)	(7,388)
Purchase of investments	(4,479)	(7,362)
Proceeds from maturity of investments	9,600	11,700
Payments to fund deferred compensation plan	(5,471)	(3,583)
Purchase of convertible promissory note	(490)	—
Cash paid for acquisitions, net of cash and restricted cash received	(476,392)	(29,525)
Cash paid for other intangibles	(1,400)	(90)
Cash received for working capital adjustments for prior year acquisitions	66	—
Net cash used in investing activities	(492,137)	(36,248)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from term loans	250,000	—
Proceeds from revolving credit facility	225,000	30,000
Repurchase of common stock	—	(17,930)
Payment of financing costs	(3,899)	—
Earn-out payments for prior acquisitions	(10,622)	—
Cash paid for shares withheld for taxes	(4,353)	(10,280)
Net cash provided by financing activities	456,126	1,790
Effect of exchange rate changes on cash	(47)	(101)
Net increase in cash, cash equivalents and restricted cash	15,307	1,655
Cash, cash equivalents and restricted cash at beginning of period	153,962	84,324
Cash, cash equivalents and restricted cash at end of period	$169,269	$85,979

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,734	$4,338
Cash paid for interest (net of $159 and $102 capitalized for the three months ended March 31, 2020 and 2019, respectively)	$1,898	$1,524
Cash paid for income taxes	$45	$4,192
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$37,240	$1,041
Goodwill	255,974	26,494
Intangible assets	252,000	6,880
Liabilities assumed	(68,822)	(3,390)
Earn-out liabilities	—	(1,500)
Net cash paid for acquisitions	$476,392	$29,525
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,786	$2,566

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020 (“2019 Annual Report”).
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
Coronavirus Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, also known as COVID-19, a global pandemic. Due to the pandemic, there has been uncertainty and disruption in the global economy and significant volatility of financial markets. The Company is closely monitoring the impact of the pandemic, which is evolving, and its effects and risks on our operations, liquidity, financial condition and financial results for the full year 2020 and, possibly, beyond.
The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the pandemic. While the full impact of COVID-19 is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. Specifically, the Company continues to monitor the impacts of the pandemic on its customers’ liquidity and capital resources and, therefore, the Company’s ability to collect, or the timeliness of collection of accounts receivable. These estimates may change as new events occur and additional information is obtained. See additional information below regarding the allowance for credit losses for accounts receivable.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The FASB also issued a series of other ASUs, which update ASU 2016-13 (collectively, the “credit loss standard”). This new standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses. The Company adopted this standard effective January 1, 2020 using the modified retrospective transition method. The Company recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $1,154, net of tax, primarily related to its allowance for credit losses for accounts receivable. Prior period amounts are not retrospectively adjusted. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2020. The Company expects the impact to be immaterial on an ongoing basis. See additional information below regarding the allowance for credit losses for accounts receivable.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company adopted this standard effective January 1, 2020 and the adoption did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard modifies the current disclosure requirements on fair value measurements. The Company adopted this standard effective January 1, 2020. Refer to information regarding fair value measurements in Note (7), “Fair Value Measurement.”
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions and highly liquid investments. Restricted cash and cash equivalents primarily represent cash and money market funds on deposit with financial institutions and investments represents commercial paper that serves as collateral for the Company’s outstanding letters of credit and captive insurance subsidiary claim payments. See Note (7), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$97,509	$82,985
Restricted cash and cash equivalents (included in other current assets)	15,380	18,393
Restricted cash, cash equivalents and investments	60,873	62,170
Total cash, cash equivalents and restricted cash and investments	173,762	163,548
Less restricted investments	(4,493)	(9,586)
Total cash, cash equivalents and restricted cash	$169,269	$153,962

Accounts Receivable

The Company records accounts receivable at the invoiced amount. Accounts receivable are non-interest bearing. The Company maintains an allowance for expected credit losses based on the Company’s historical write-off experience, an assessment of its customers’ financial conditions and available information that is relevant to assessing the collectability of cash flows, which includes current conditions and forecasts about future economic conditions.
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

2020
Balance as of January 1,	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	1,334
Provision for expected credit losses	3,839
Amounts written off charged against the allowance	(481)
Balance as of March 31,	$8,024

Reclassification
The Company reclassified its allowance for accounts receivable in the prior year’s consolidated balance sheet to conform to the current year presentation. The prior year’s balance of accounts receivable (net of allowances) remains unchanged.

2. ACQUISITIONS
As set forth below, the Company completed four acquisitions from January 1, 2019 through March 31, 2020. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through March 31, 2020. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Stratus Video Acquisition
On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The New Credit Agreement and the Second Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. The Company incurred $7,812 of acquisition-related costs during the three months ended March 31, 2020 as a result of its acquisition of Stratus Video.
The preliminary allocation of the $485,568 purchase price consisted of (1) $46,416 of fair value of tangible assets acquired, which included $9,176 cash received, (2) $68,822 of liabilities assumed, (3) $252,000 of identified intangible assets, and (4) $255,974 of goodwill, of which $10,186 is expected to be deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets, the final net working capital settlement, and income tax related matters. The intangible assets acquired have a weighted average useful life of approximately seventeen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$191,000	20
Tradenames and Trademarks	44,000	5 - 10
Developed Technology	16,000	5
Interpreter Database	1,000	4
	$252,000

Approximately $14,433 of revenue and $1,606 of income before income taxes of Stratus Video were included in the unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2020. The following summary presents unaudited pro forma consolidated results of operations of the Company as if the Stratus Video and Advanced (as defined below) acquisitions had occurred on January 1, 2019, which gives effect to certain adjustments, including incremental acquisition-related costs of $11,681, of which $7,812 was reclassified from the three months ended March 31, 2020, amortization of intangible assets of $5,119 and interest expense of $2,727 during the three months ended March 31, 2019. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of our future operating results.

	Three Months Ended March 31,
	2020	2019
Revenue	$616,333	$583,311
Income from operations	$44,853	$30,745
Net income	$18,674	$18,681

b4health Acquisition
On December 19, 2019, the Company completed its acquisition of B4Health, LLC (“b4health”), an innovative technology company and a leading provider of a web-based internal float pool management solution and vendor management system for healthcare facilities. The initial purchase price of $23,006 included (1) $19,906 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $12,000 with an estimated fair value of $3,100 as of the acquisition date. The contingent earn-out payment is based on the operating results of b4health for the twelve months ending December 31, 2020. The results of b4health have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the first quarter of 2020, $66 was returned to the Company for the final working capital settlement.
The allocation of the $22,940 purchase price, which was reduced by the final working capital settlement, consisted of (1) $1,169 of fair value of tangible assets acquired, which included $222 cash received, (2) $823 of liabilities assumed, (3) $9,000 of identified intangible assets, and (4) $13,594 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $3,000 of developed technology, $4,000 of customer relationships, and $2,000 of trademarks with a weighted average useful life of approximately seven years.
Advanced Acquisition
On June 14, 2019, the Company completed its acquisition of Advanced Medical Personnel Services, Inc. (“Advanced”), a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings. The initial purchase price of $211,743 included (1) $201,121 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $10,622 as of the acquisition date. The contingent earn-out payment is based on the operating results of Advanced for the twelve months ending December 31, 2019, which was settled in full during the first quarter of 2020. The acquisition was funded primarily through (1) borrowings under the Senior Credit Facility and (2) the First Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $150,000 of additional available borrowings to the Company. The results of Advanced have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2019, an additional $73 of cash consideration was paid to the selling shareholders for the final working capital settlement.
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
	$91,700
Silversheet Acquisition
On January 30, 2019, the Company completed its acquisition of Silversheet, Inc. (“Silversheet”), which provides innovative software and services to reduce the complexities and challenges of the credentialing process for clinicians and healthcare organizations. The initial purchase price of $31,676 included (1) $30,176 cash consideration paid upon acquisition, funded primarily through borrowings under the Senior Credit Facility, and (2) a contingent earn-out payment of up to $25,000 with an estimated fair value of $1,500 as of the acquisition date. The contingent earn-out payment is based on (A) up to $6,000 based on the operating results of Silversheet for the twelve months ending December 31, 2019, which resulted in no earn-out payment, and (B) up to $19,000 based on the operating results of Silversheet for the twelve months ending December 31, 2020. The results of Silversheet have been included in the Company’s technology and workforce solutions segment since the date of acquisition.
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

3. REVENUE RECOGNITION
Revenue primarily consists of fees earned from the temporary staffing and permanent placement of healthcare professionals, executives, and leaders (clinical and operational). The Company also generates revenue from its software as a service (“SaaS”)-based technologies, including vendor management systems and scheduling software, and outsourced workforce services, including revenue cycle solutions, language interpretation and recruitment process outsourcing. Revenue is recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and outsourced workforce services is recognized as the services are rendered. Depending on the arrangement, the Company’s SaaS-based revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the three months ended March 31, 2020, previously deferred revenue recognized as revenue was $7,628.
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

See Note (5), “Segment Information” for additional information.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2020	2019
Net income	$12,965	$34,122

Net income per common share - basic	$0.27	$0.73
Net income per common share - diluted	$0.27	$0.71

Weighted average common shares outstanding - basic	47,359	46,784
Plus dilutive effect of potential common shares	282	988
Weighted average common shares outstanding - diluted	47,641	47,772

Share-based awards to purchase 27 and 66 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2020 and 2019, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. Effective March 8, 2020, the Company modified its reportable segments. The Company previously utilized three reportable segments, which it identified as follows: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. In light of the Company’s recent acquisitions and organizational changes to better align its organizational structure with its strategy and operations, the Company’s management reorganized its reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2020, the Company will disclose the following three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s remote video interpreting, vendor management systems, workforce optimization, recruitment process outsourcing, education, credentialing, and flex pool management businesses.
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

The following table, which includes reclassified prior period data to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2020	2019
Revenue
Nurse and allied solutions	$424,346	$373,472
Physician and leadership solutions	137,842	137,077
Technology and workforce solutions	40,273	21,892
	$602,461	$532,441
Segment operating income
Nurse and allied solutions	$59,608	$53,556
Physician and leadership solutions	14,569	15,872
Technology and workforce solutions	15,295	10,383
	89,472	79,811
Unallocated corporate overhead	28,568	17,863
Depreciation and amortization	20,089	11,710
Depreciation (included in cost of revenue)	145	—
Share-based compensation	4,927	5,186
Interest expense, net, and other	11,054	5,673
Income before income taxes	$24,689	$39,379

The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended March 31, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$392,671	$119,596	$—	$512,267
Permanent placement	—	18,246	—	18,246
Outsourced workforce	31,675	—	17,680	49,355
SaaS-based technologies	—	—	22,593	22,593
Total revenue	$424,346	$137,842	$40,273	$602,461

	Three Months Ended March 31, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$337,029	$118,840	$—	$455,869
Permanent placement	—	18,237	—	18,237
Outsourced workforce	36,443	—	3,695	40,138
SaaS-based technologies	—	—	18,197	18,197
Total revenue	$373,472	$137,077	$21,892	$532,441

In connection with the reorganization of its reportable segments effective March 8, 2020, the Company reassigned the goodwill balances to the reporting units, the composition of which changed under the reorganized reportable segments, using the relative fair value reallocation approach. The Company performed a goodwill impairment test at the reporting unit level both immediately before and after the reorganization. The Company determined the fair values of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. Based on the results of this testing, the Company determined that the fair values of its reporting units were each greater than their respective carrying values both before and after the reorganization. Therefore, there was no impairment loss recognized during the three months ended March 31, 2020.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2020	$344,316	$163,348	$87,887	$595,551
Goodwill adjustment for b4health acquisition	—	—	(66)	(66)
Goodwill from Stratus Video acquisition	—	—	255,974	255,974
Reallocation due to change in segments	(14,600)	297	14,303	—
Balance, March 31, 2020	$329,716	$163,645	$358,098	$851,459
Accumulated impairment loss as of December 31, 2019 and March 31, 2020	$154,444	$60,495	$—	$214,939

6. NOTES PAYABLE AND CREDIT AGREEMENT

On February 9, 2018, the Company entered into the New Credit Agreement with several lenders to provide for the $400,000 Senior Credit Facility to replace its then-existing credit facilities. The Senior Credit Facility includes a $50,000 sublimit for the issuance of letters of credit and a $50,000 sublimit for swingline loans. On June 14, 2019, the Company entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150,000 secured term loan credit facility (the “Term Loan”). The Company used the proceeds from the Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Advanced, as more fully described in Note (2), “Acquisitions.” The Company fully repaid all amounts under the Term Loan in 2019.

On February 14, 2020, the Company entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250,000 secured term loan credit facility (the “Additional Term Loan”).

The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company. The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Stratus Video as more fully described in Note (2), “Acquisitions.”

Borrowings under the Senior Credit Facility and the Additional Term Loan (together, the “Credit Facilities”) bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 1.75% or a base rate plus a spread of 0.00% to 0.75%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio. The Additional Term Loan is subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Credit Facilities is February 14, 2025.

In connection with the Second Amendment, the Company incurred $3,899 in fees paid to lenders and other third parties, which were capitalized during the three months ended March 31, 2020 and are amortized to interest expense over the term of the Credit Facilities. In addition, $1,681 of unamortized financing fees incurred in connection with obtaining the New Credit Agreement and First Amendment will continue to be amortized to interest expense over the term of the Credit Facilities.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2019 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2020.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company has a deferred compensation plan for certain executives and key employees, which is composed of deferred compensation and all related income and losses attributable thereto. The Company’s obligation under its deferred compensation plan is measured at fair value based on quoted market prices of the participants’ elected investments, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $56,553 commercial paper issued and outstanding as of March 31, 2020, $4,493 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2019, the Company had $59,243 commercial paper issued and outstanding, of which $9,586 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,517	$2,517	$—	$—
Deferred compensation	(64,966)	(64,966)	—	—
Commercial paper	56,553	—	56,553	—
Acquisition contingent consideration liabilities	(3,300)	—	—	(3,300)

	Fair Value Measurements as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,508	$2,508	$—	$—
Deferred compensation	(81,064)	(81,064)	—	—
Commercial paper	59,243	—	59,243	—
Acquisition contingent consideration liabilities	(23,100)	—	—	(23,100)

Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2020	2019
Balance as of January 1,	$(23,100)	$(7,700)
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	20,000	—
Contingent consideration liability from Silversheet acquisition on January 30, 2019	—	(1,500)
Change in fair value of contingent consideration liability from MedPartners acquisition	—	700
Change in fair value of contingent consideration liability from b4health acquisition	(200)	—
Balance as of March 31,	$(3,300)	$(8,500)

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both March 31, 2020 and December 31, 2019. There were no changes to the fair value of the equity investment recognized during the three months ended March 31, 2020.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three months ended March 31, 2020 and 2019.

Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 5.125% senior notes due 2024 (the “2024 Notes”) and 4.625% senior notes due 2027 (the “2027 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2024 Notes and the 2027 Notes are presented in the following table. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2019 Annual Report.

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2024 Notes	$325,000	$312,000	$325,000	$337,188
2027 Notes	300,000	283,500	300,000	301,500

The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.
8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2020, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2010, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2016. Prior to the Company’s acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. The Company received a final determination from the IRS in November 2019 for $1,300. The Company is indemnified by Advanced for the potential contingent liability for all pre-acquisition open years. The Company acquired Stratus Video on February 14, 2020. The Company is indemnified by Stratus Video for any potential international income tax and contingent tax liability items for pre-acquisition open years up to $2,500. The Advanced and Stratus Video acquisitions are more fully described in Note (2), “Acquisitions.”

The Company believes its indemnifications by Advanced and Stratus Video for all pre-acquisition years and its reserve for unrecognized tax benefits and contingent tax issues are adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

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
With regard to loss contingencies accrued as of March 31, 2020, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2020	December 31, 2019
Other current assets:
Restricted cash and cash equivalents	$15,380	$18,393
Income tax receivable	—	5,984
Other	15,289	16,069
Other current assets	$30,669	$40,446

Fixed assets:
Furniture and equipment	$45,895	$37,315
Software	199,587	191,050
Leasehold improvements	9,825	9,367
	255,307	237,732
Accumulated depreciation	(138,589)	(132,900)
Fixed assets, net	$116,718	$104,832

Other assets:
Life insurance cash surrender value	$65,008	$79,515
Other	39,821	40,739
Other assets	$104,829	$120,254

Accounts payable and accrued expenses:
Trade accounts payable	$26,001	$26,985
Subcontractor payable	81,385	75,562
Accrued expenses	50,151	36,344
Loss contingencies	6,521	6,146
Professional liability reserve	7,941	7,925
Other	3,189	3,178
Accounts payable and accrued expenses	$175,188	$156,140

Accrued compensation and benefits:
Accrued payroll	$55,312	$47,381
Accrued bonuses	15,511	22,613
Accrued travel expense	2,446	2,459
Health insurance reserve	4,484	4,019
Workers compensation reserve	7,788	8,782
Deferred compensation	64,966	81,064
Other	2,511	4,614
Accrued compensation and benefits	$153,018	$170,932

Other current liabilities:
Acquisition related liabilities	$3,300	$20,000
Other	8,083	5,302
Other current liabilities	$11,383	$25,302

Other long-term liabilities:
Workers compensation reserve	$16,668	$18,291
Professional liability reserve	35,146	34,606
Unrecognized tax benefits	5,641	5,431
Other	4,280	3,485
Other long-term liabilities	$61,735	$61,813

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 (“2019 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Changes to Our Reportable Segments
Effective March 8, 2020, we modified our reportable segments. We previously utilized three reportable segments, which we identified as follows: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. In light of our acquisitions as well as our organizational changes to better align our structure with our strategy, our management reorganized our reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2020, we will disclose the following three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes our travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes our locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes remote video interpreting, vendor management systems, workforce optimization, recruitment process outsourcing, education, credentialing and flex pool management businesses. Prior period data in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform to the new segment reporting structure.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, remote video interpretation services, predictive modeling, staff scheduling, revenue cycle solutions and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the three months ended March 31, 2020, we recorded revenue of $602.5 million, as compared to $532.4 million for the same period last year.
Nurse and allied solutions segment revenue comprised 70% and 70% of total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which includes skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and also provides auditing and advisory services.

Physician and leadership solutions segment revenue comprised 23% and 26% of total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Through our physician and leadership solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare professionals we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 7% and 4% of total consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) remote video interpreting, (2) a software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) an education program that provides custom healthcare education, research, professional practice tools, and professional development services, (6) credentialing services, and (7) flex pool management services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on February 14, 2020, December 19, 2019, June 14, 2019, and January 30, 2019, we acquired Stratus Video, b4health, Advanced, and Silversheet, respectively. Stratus Video is a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, supported by proprietary technology platforms. b4health is an innovative technology company and a leading provider of a web-based internal float pool management solution and vendor management system for healthcare facilities. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. See additional information in the accompanying Note (2), “Acquisitions.”
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends. U.S. Bureau of Labor Statistics survey data reflected near record levels of healthcare job openings and quits during the first half of the quarter ended March 31, 2020. This positive macroeconomic and labor trend created a highly competitive labor market for healthcare professionals and our clinician supply, particularly in nursing, was not keeping pace with growth in client demand early in the quarter. However, since the imposition of “shelter-in-place” orders, the closures of “non-essential” businesses and the suspension of elective and “non-essential” healthcare service in response to the outbreak of the COVID-19 public health crisis, demand for many of our businesses declined significantly. Due to COVID-19, the demand in March for nursing professionals, respiratory therapists and vendor management technologies rose significantly as healthcare providers both dealt with and planned for an increase in these high acuity cases.

In our nurse and allied solutions segment, overall demand during the first half of the quarter was at the highest levels seen since 2016, and this demand further increased in March in response to the COVID-19 pandemic. Prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. Since early March and in response to the COVID-19 public health crisis, bill rates and wages for nurses increased significantly.

However, in the latter part of April, we began to experience a migration back to standard rates and the cancellation of requests for nurses as the hospitalization rates from COVID-19 began to flatten below originally expected levels. With the decrease in COVID-19 related requests coupled with the lower healthcare utilization overall, demand in our nursing businesses is now well below prior year levels. Many states and locales remain under “safer at home” restrictions and recommendations, with some states slowly allowing and resuming elective procedures. With the uncertainty regarding assumption of non-essential and elective healthcare due to emergency orders, safety concerns and the dramatic increase in unemployment and related economic concerns, we are unable to predict the duration and extent to which demand for our services will be negatively impacted by the COVID-19 pandemic.

During the first half of the quarter, our allied staffing division continued to experience steady organic revenue growth. Beginning in early March and as a result of the COVID-19 pandemic, we experienced a significant increase in orders for respiratory therapists and a decrease in demand for most other therapy modalities. Prior to the COVID-19 public health crisis, we experienced a decline in demand for therapists from skilled nursing facility and home health clients resulting from recently implemented Medicare reimbursement changes. This decline in demand was further exacerbated by the impact of COVID-19 in March and related school closures. Similar to our nursing division, we experienced an increased level of order cancellations for respiratory therapists as the number of COVID-19 cases began to flatten. During April, the vast majority of therapists contracted with schools were able to start working again through the rapid adoption of our tele-therapy platform.

Our revenue cycle solutions business experienced a revenue decline in recent quarters due mainly to organizational changes made to support our long-term go to market strategy. Since mid-March, as a result of COVID-19, we experienced a decline in demand for coding and clinical documentation services related to the suspension or restriction of elective and “non-essential” healthcare services.

In our physician and leadership solutions segment, the demand environment for locum tenens was generally favorable during the first half of the first quarter. Our locum tenens business and recruiter productivity had stabilized after disruption resulting from process and technology changes made during 2018. However, since mid-March, as a result of COVID-19, our locum tenens business has experienced a significant increase in order cancellations and a decrease in overall demand as the overall healthcare market continues to suspend or greatly restrict elective and “non-essential” healthcare services. Early in the quarter, demand and placements in our interim leadership and physician permanent placement businesses continued to be strong. However, since March, our physician permanent placement business has experienced a decline in overall search demand as many clients have temporarily suspended filling open roles until more certainty exists surrounding the duration of the COVID-19 public health crisis.

In our technology and workforce solutions segment, our VMS technologies experienced increased growth in the first quarter, which further accelerated following the outbreak of the COVID-19 public health crisis as clients’ demand for technology workforce solutions has accelerated to more effectively manage the increased nursing demand. Like our other businesses, new client demand for these healthcare technology solutions has declined.

Similarly, since early March, the utilization in our remote interpretation business declined as a result of the COVID-19-related suspension or restriction of elective and “non-essential” healthcare services. More recently, utilization has started to increase again, but has not reached levels prior to COVID-19 public health crisis.

In response to the current reduced demand for services as a result of the COVID-19 pandemic, in April we took action to reduce our selling, general and administrative expenses by approximately $80 million when annualized and will consider additional cost reduction measures based on market conditions. Cost reduction actions already taken include, among other things, suspending employer contributions under our 401(k) retirement savings plan and deferred compensation plan, and reducing variable compensation, travel, professional services and marketing expenses.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standards Updates (“ASUs”) described in Item 1. Condensed Consolidated Financial Statements—Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2019 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Silversheet, Advanced, b4health and Stratus Video acquisitions impact the comparability of the results between the three months ended March 31, 2020 and 2019 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2020	2019
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	66.5	66.8
Gross profit	33.5	33.2
Selling, general and administrative	24.3	22.5
Depreciation and amortization	3.3	2.2
Income from operations	5.9	8.5
Interest expense, net, and other	1.8	1.1
Income before income taxes	4.1	7.4
Income tax expense	1.9	1.0
Net income	2.2%	6.4%

Comparison of Results for the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Revenue. Revenue increased 13% to $602.5 million for the three months ended March 31, 2020 from $532.4 million for the same period in 2019, primarily attributable to additional revenue of $56.4 million from our Advanced, b4health, Silversheet and Stratus Video acquisitions and higher organic revenue in our nurse and allied solutions segment. Excluding the additional revenue from acquisitions, revenue increased 3%.
Nurse and allied solutions segment revenue increased 14% to $424.3 million for the three months ended March 31, 2020 from $373.5 million for the same period in 2019. The $50.8 million increase was primarily attributable to $40.6 million of revenue from our Advanced acquisition, which benefited from having direct access to our MSP orders. In addition, the average bill rate increased by 3%, which was partially offset by a 3% decrease in the average number of healthcare professionals on assignment during the three months ended March 31, 2020.
 Physician and leadership solutions segment revenue increased 1% to $137.8 million for the three months ended March 31, 2020 from $137.1 million for the same period in 2019. The $0.7 million increase was primarily attributable to growth in our interim leadership business and higher physician permanent placements, partially offset by a 1% decrease in the number of days filled and a 1% decrease in the revenue per day filled in our locum tenens business, which was attributable to the impact of COVID-19 in the second half of March of 2020, during the three months ended March 31, 2020.
Technology and workforce solutions segment revenue increased 84% to $40.3 million for the three months ended March 31, 2020 from $21.9 million for the same period in 2019. The $18.4 million increase was primarily attributable to additional revenue of $15.8 million from our Silversheet, b4health and Stratus Video acquisitions along with growth in our organic VMS and workforce optimization businesses.
For the three months ended March 31, 2020 and 2019, revenue under our MSP arrangements comprised approximately 46% and 48% of our consolidated revenue, 59% and 61% for nurse and allied solutions segment revenue and 16% and 21% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 14% to $202.1 million for the three months ended March 31, 2020 from $176.8 million for the same period in 2019, representing gross margins of 33.5% and 33.2%, respectively. The gross margin for the three months ended March 31, 2020 was positively impacted by higher-than-average margins from our b4health and Stratus Video acquisitions. Gross margin by reportable segment for the three months ended March 31, 2020 and 2019 was 28.5% and 28.5% for nurse and allied solutions, 36.7% and 36.6% for physician and leadership solutions, and 75.7% and 92.6% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of Stratus Video.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $146.2 million, representing 24.3% of revenue, for the three months ended March 31, 2020, as compared to $120.0 million, representing 22.5% of revenue, for the same period in 2019. The increase in SG&A expenses was primarily due to $9.0 million of additional SG&A expenses from the Silversheet, Advanced, b4health and Stratus Video acquisitions, an $9.0 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, and extraordinary legal expenses, along with an increase in other expenses associated with our revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Three Months Ended March 31,
	2020	2019
Nurse and allied solutions	$61,360	$52,726
Physician and leadership solutions	36,044	34,324
Technology and workforce solutions	15,335	9,898
Unallocated corporate overhead	28,568	17,863
Share-based compensation	4,927	5,186
	$146,234	$119,997
Depreciation and Amortization Expenses. Amortization expense increased 100% to $13.4 million for the three months ended March 31, 2020 from $6.7 million for the same period in 2019, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Advanced, b4health and Stratus Video acquisitions and the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition, which occurred during the third quarter of 2019. Depreciation expense increased 31% to $6.7 million for the three months ended March 31, 2020 from $5.1 million for the same period in 2019, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $11.1 million during the three months ended March 31, 2020 as compared to $5.7 million for the same period in 2019. The increase is primarily due to a higher average debt outstanding balance for the three months ended March 31, 2020, which resulted from borrowings used to finance the Stratus Video acquisition and the consummation of the issuance and sale of our 2027 Notes (as defined below in this Item 2) in October 2019.

Income Tax Expense. Income tax expense was $11.7 million for the three months ended March 31, 2020 as compared to $5.3 million for the same period in 2019, reflecting effective income tax rates of 47% and 13% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of a $5.1 million discrete tax liability for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended March 31, 2020 compared to a $1.5 million discrete tax benefit for the same period in 2019, in relation to income before income taxes of $24.7 million and $39.4 million for the three months ended March 31, 2020 and 2019, respectively. We currently estimate our annual effective tax rate to be approximately 36% for 2020. The 47% effective tax rate for the three months ended March 31, 2020 differs from our estimated annual effective tax rate of 36% primarily due to the discrete tax liability recognized during the three months ended March 31, 2020, in relation to income before income taxes, as discussed above.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands) Three Months Ended March 31,
	2020	2019

Net cash provided by operating activities	$51,365	$36,214
Net cash used in investing activities	(492,137)	(36,248)
Net cash provided by financing activities	456,126	1,790
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of March 31, 2020, (1) the total of our Additional Term Loan (as defined below) outstanding (including both current and long-term portions) was $250.0 million, (2) $225.0 million was drawn with $157.6 million of available credit under the Senior Credit Facility (as defined below), (3) the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “2024 Notes”) outstanding equaled $325.0 million and (4) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding equaled $300.0 million. We describe in further detail our credit agreement, in effect prior to the second amendment thereof, under which our Senior Credit Facility is governed, the 2024 Notes, and the 2027 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2019 Annual Report on Form 10-K. See additional information on our Amended Credit Agreement (as defined below) in Note (6), “Notes Payable and Credit Agreement” to the accompanying Condensed Consolidated Financial Statements.
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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $51.4 million, compared to $36.2 million for the same period in 2019. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in accounts payable and accrued expenses of $12.9 million primarily due to acquisition-related costs incurred for the Stratus Video acquisition and the timing of payments, (2) a decrease in other currents assets between periods of $5.2 million due to the collection of insurance related receivables, (3) a decrease in other assets between periods of $8.6 million due to lower long-term prepayments and deposits, and (4) a decrease in income tax receivable between periods of $5.2 million due to the deferral of estimated tax payments, which offset the receivable. The overall increase was partially offset by (1) a decrease in other liabilities between periods of $16.5 million primarily due to the contingent consideration earn-out payment for to the Advanced acquisition (in excess of its acquisition-date fair value, which is noted below in financing activities) and (2) an increase in accounts receivable and subcontractor receivable between periods of $2.0 million due to increased revenue, partially offset by improved collections. Our Days Sales Outstanding (“DSO”) was 57 days at March 31, 2020, 55 days at December 31, 2019, and 62 days at March 31, 2019.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $492.1 million, compared to $36.2 million for the same period in 2019. The increase was primarily due to $476.4 million used for acquisitions during the three months ended March 31, 2020, as compared to $29.5 million used for acquisitions during the three months ended March 31, 2019. Capital expenditures were $13.6 million and $7.4 million for the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2020 was $456.1 million, primarily due to borrowings of $225.0 million under the Senior Credit Facility (as defined below) and $250.0 million of borrowings under the Additional Term Loan (as defined below), which were primarily used to fund our Stratus Video acquisition, partially offset by (1) $10.6 million for acquisition contingent consideration earn-out payments, (2) $4.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.9 million payment of financing costs in connection with the Amended Credit Agreement (as defined below). Net cash provided by financing activities during the three months ended March 31, 2019 was $1.8 million, primarily due to borrowings of $30.0 million under the Senior Credit Facility, partially offset by (1) $17.9 million paid in connection with the repurchase of common stock and (2) $10.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement

On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. The Senior Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan”). On February 14, 2020, we entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250.0 million secured term loan credit facility (the “ Additional Term Loan” and, together with the Senior Credit Facility, the “Credit Facilities”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. For more detail regarding the terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, please see Note (6) to the accompanying Condensed Consolidated Financial Statements, “Notes Payable and Credit Agreement.”
Letters of Credit
At March 31, 2020, we maintained outstanding standby letters of credit totaling $19.8 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $19.8 million of outstanding letters of credit, we have collateralized $2.4 million in cash and cash equivalents and the remaining $17.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2019 totaled $19.8 million.

Off-Balance Sheet Arrangements
 At March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the three months ended March 31, 2020, other than the borrowings under the Amended Credit Agreement described in the accompanying Note (2), “Acquisitions” and Note (6), “Notes Payable and Credit Agreement,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2019 Annual Report.

Recent Accounting Pronouncements
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2019 Annual Report and include but are not limited to:

•	the effects of the COVID-19 pandemic on our business, financial condition and results of operations;

•
the duration that hospitals and other healthcare entities decrease their utilization of temporary employees, physicians, leaders and other workforce technology applications as a result of the suspension or restrictions placed on non-essential and elective healthcare as a result of the COVID-19 pandemic;

•	the duration that individuals may continue to forgo non-essential and elective healthcare once “safer at home” restrictions and recommendations are lifted;

•
the extent and duration that a significant spike in unemployment that has resulted from the COVID-19 pandemic will cause an increase in under- and uninsured patients and a corresponding reduction in overall healthcare utilization and demand for our services;

•
the extent to which the COVID-19 pandemic may disrupt our operations due to the unavailability of our employees or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions or other factors that limit our existing or potential workforce and pool of candidates;

•
the severity and duration of the impact the COVID-19 pandemic has on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;

•
the effects of economic downturns or slow recoveries, which could result in less demand for our services, pricing pressures and negatively impact payments terms and collectability of accounts receivable;

•	any inability on our part to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, or client needs;

•	the negative effects that intermediary organizations may have on our ability to secure new and profitable contracts;

•
the level of consolidation and concentration of buyers of healthcare workforce, staffing and technology solutions, which could affect the pricing of our services and our ability to mitigate concentration risk;

•
the ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, online recruiting, telemedicine or otherwise, which may negatively affect our revenue, results of operations, and cash flows;

•	the repeal or significant erosion of the Patient Protection and Affordable Care Act without a corresponding replacement may negatively affect the demand for our services;

•
any inability on our part to grow and operate our business profitably in compliance with federal and state regulation, including privacy laws, conduct of operations, costs and payment for services and payment for referrals as well as laws regarding employment and compensation practices and government contracting;

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

•
disruption to or failures of our SaaS-based technology, or our inability to adequately protect our intellectual property rights with respect to such technology, sufficiently protect the privacy of personal information, which could reduce client satisfaction, harm our reputation and negatively affect our business;

•
security breaches and cybersecurity incidents that could compromise our information and systems, which could adversely affect our business operations and reputation and could subject us to substantial liabilities;

•	any inability on our part to quickly and properly credential and match quality healthcare professionals with suitable placements, which may adversely affect demand for our services;

•	any inability on our part to continue to attract, develop and retain our sales and operations team members, which may deteriorate our operations;

•	our increasing dependence on third parties, including offshore vendors, for the execution of certain critical functions;

•	the loss of our key officers and management personnel, which could adversely affect our business and operating results;

•	any inability to consummate and effectively incorporate acquisitions into our business operations, which may adversely affect our long-term growth and our results of operations;

•	businesses we acquire may have liabilities or adverse operating issues, which could harm our operating results;

•	any increase to our business and operating risks as we develop new services and clients, enter new lines of business, and focus more of our business on providing a full range of client solutions;

•	any inability on our part to maintain our positive brand awareness and identity, which may adversely affect our results of operation;

•	the expansion of social media platforms presents new risks and challenges, which could cause damage to our brand reputation;

•	any recognition of an impairment to the substantial amount of goodwill or indefinite-lived intangibles on our balance sheet;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2020, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2020. During the three months ended March 31, 2020, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
We believe that, in addition to the risk factors disclosed in Part I, Item 1A of our 2019 Annual Report, the following risks could materially adversely affect our business or our consolidated operating results, financial condition or cash flows, which, in turn, could cause the price of our common stock to decline. The risk factors described below and in our 2019 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows. The risk factors described below qualify all forward-looking statements we make, including forward-looking statements within the section entitled “Risk Factors” in Part I, Item 1A of our 2019 Annual Report.
The widespread outbreak of illness or other public health crisis could have an adverse effect on our business, financial condition and results of operations.
We could be negatively affected by the widespread outbreak of an illness or any other public health crisis. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. Many state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have required many “non-essential” businesses to close operations or shift to a remote working environment.
Demand for our staffing services and workforce technology solutions is sensitive to changes in economic activity. Demand for non-essential and elective healthcare has been negatively impacted by the COVID-19 pandemic. Many hospitals and other healthcare entities have significantly decreased their utilization of temporary healthcare professionals and interpreters and permanent placement services, which has resulted in decreased demand for our service offerings and utilization of our workforce technology platforms. We expect this decreased demand will have an adverse effect on our business, financial condition and results of operations. Many individuals may continue to forgo non-essential and elective healthcare even after “safer at home” restrictions and recommendations are lifted, we are unable to predict the duration and extent to which demand for our services will be negatively impacted by the COVID-19 pandemic.
In addition, the significant spike in unemployment that has resulted from the COVID-19 pandemic will likely cause an increase in under- and uninsured patients, which generally results in a reduction in overall healthcare utilization and a decrease in demand for our services. At this time, we are unable to predict the duration and extent to which our businesses will be negatively impacted by the increased unemployment and under- and uninsured rates resulting from the COVID-19 pandemic.
The COVID-19 pandemic, and any other outbreak of illness or other public health crises, may also disrupt our operations due to the unavailability of our employees or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions or other factors that limit our existing or potential workforce and pool of candidates. In addition, we may experience negative financial effects of the COVID-19 due to higher workers compensation and health insurance costs, for which we are largely self-insured. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
Given the economic impact the COVID-19 pandemic has had on the financial condition of many hospitals and healthcare systems, many of our clients have begun to experience cash flow issues and difficulty gaining access to sufficient credit, which has, in some cases, impaired their ability to make payments to us, timely or otherwise, for services rendered and we have already experienced an increase to our allowance for credit losses for accounts receivable. We may also be subject to claims from these clients relating to the ability to provide services under terms and conditions that they believe are fair and reasonable.

The foregoing and other continued disruptions to our business as a result of COVID-19 could have an adverse effect on our business, financial condition and results of operations. The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 outbreak, which is highly uncertain and cannot be predicted at this time.

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

During the three months ended March 31, 2020, we did not repurchase any shares of common stock. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” set forth in our 2019 Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 8, 2020, the Company entered into amended and restated severance agreements with each of Brian M. Scott, the Company’s Chief Accounting Officer, Chief Financial Officer and Treasurer, Denise L. Jackson, the Company’s Chief Legal Officer and Corporate Secretary, and Mark Hagan, the Company’s Chief Information and Digital Officer (collectively, the “NEOs”). The terms of each of the new severance agreements with the NEOs are identical and provide for an expanded definition of Good Reason (as defined in the severance agreements) prior to a change in control of the Company, which allows each NEO to resign his or her employment and receive severance benefits under certain expanded circumstances. The modification to the definition of Good Reason was made to generally conform it to the terms of the Company’s separation policy applicable to its general employee population and standard executive severance practices.

Item 6. Exhibits

Exhibit Number	Description

4.1
Second Amendment to Credit Agreement, dated as of February 14, 2020, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent.*

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement).*

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement).*

10.3	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Stratus Gross Profit) (Management Contract or Compensatory Plan or Arrangement).*

10.4	Form of Amended and Restated Severance Agreement, effective as of May 8, 2020 (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)