Form 10-Q
period 2020-06-30
AMN HEALTHCARE SERVICES INC
filed 2020-08-10
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
As of August 5, 2020, there were 46,987,619 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,067	$82,985
Accounts receivable, net of allowances of $8,532 and $3,332 at June 30, 2020 and December 31, 2019, respectively	366,574	352,685
Accounts receivable, subcontractor	58,469	72,714
Prepaid expenses	15,547	11,669
Other current assets	34,982	40,446
Total current assets	518,639	560,499
Restricted cash, cash equivalents and investments	56,362	62,170
Fixed assets, net of accumulated depreciation of $145,850 and $132,900 at June 30, 2020 and December 31, 2019, respectively	113,975	104,832
Operating lease right-of-use assets	85,119	89,866
Other assets	120,910	120,254
Goodwill	870,074	595,551
Intangible assets, net of accumulated amortization of $179,916 and $151,417 at June 30, 2020 and December 31, 2019, respectively	599,737	398,474
Total assets	$2,364,816	$1,931,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,824	$156,140
Accrued compensation and benefits	171,007	170,932
Current portion of notes payable	7,813	—
Current portion of operating lease liabilities	15,480	13,943
Deferred revenue	11,759	11,788
Other current liabilities	33,653	25,302
Total current liabilities	384,536	378,105
Revolving credit facility	100,000	—
Notes payable, less unamortized fees	856,106	617,159
Deferred income taxes, net	87,649	46,618
Operating lease liabilities	85,504	91,209
Other long-term liabilities	73,615	61,813
Total liabilities	1,587,410	1,194,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,542 issued and 46,981 outstanding at June 30, 2020 and 49,283 issued and 46,722 outstanding at December 31, 2019	495	493
Additional paid-in capital	461,824	455,193
Treasury stock, at cost (2,561 shares at June 30, 2020 and December 31, 2019)	(119,143)	(119,143)
Retained earnings	434,183	400,047
Accumulated other comprehensive income	47	152
Total stockholders’ equity	777,406	736,742
Total liabilities and stockholders’ equity	$2,364,816	$1,931,646

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$608,351	$535,177	$1,210,812	$1,067,618
Cost of revenue	410,811	355,635	811,206	711,317
Gross profit	197,540	179,542	399,606	356,301
Operating expenses:
Selling, general and administrative	137,068	121,668	283,302	241,665
Depreciation and amortization	22,071	12,718	42,160	24,428
Total operating expenses	159,139	134,386	325,462	266,093
Income from operations	38,401	45,156	74,144	90,208
Interest expense, net, and other	11,443	6,065	22,497	11,738
Income before income taxes	26,958	39,091	51,647	78,470
Income tax expense	4,633	10,222	16,357	15,479
Net income	$22,325	$28,869	$35,290	$62,991

Other comprehensive loss:
Foreign currency translation and other	(58)	(89)	(105)	(190)
Other comprehensive loss	(58)	(89)	(105)	(190)

Comprehensive income	$22,267	$28,780	$35,185	$62,801

Net income per common share:
Basic	$0.47	$0.62	$0.74	$1.35
Diluted	$0.47	$0.61	$0.74	$1.32
Weighted average common shares outstanding:
Basic	47,383	46,644	47,371	46,713
Diluted	47,562	47,424	47,623	47,597

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(378)	(17,930)	—	—	(17,930)
Equity awards vested and exercised, net of shares withheld for payroll taxes	313	3	(10,284)	—	—	—	—	(10,281)
Share-based compensation	—	—	5,186	—	—	—	—	5,186
Comprehensive income (loss)	—	—	—	—	—	34,122	(101)	34,021
Balance, March 31, 2019	49,122	$491	$447,632	(2,544)	$(118,368)	$320,181	$50	$649,986
Repurchase of common stock into treasury	—	—	—	(17)	(775)	—	—	(775)
Equity awards vested and exercised, net of shares withheld for payroll taxes	101	1	(1,254)	—	—	—	—	(1,253)
Share-based compensation	—	—	3,702	—	—	—	—	3,702
Comprehensive income (loss)	—	—	—	—	—	28,869	(89)	28,780
Balance, June 30, 2019	49,223	$492	$450,080	(2,561)	$(119,143)	$349,050	$(39)	$680,440

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	140	1	(4,354)	—	—	—	—	(4,353)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	4,927	—	—	—	—	4,927
Comprehensive income (loss)	—	—	—	—	—	12,965	(47)	12,918
Balance, March 31, 2020	49,423	$494	$455,766	(2,561)	$(119,143)	$411,858	$105	$749,080
Equity awards vested and exercised, net of shares withheld for payroll taxes	119	1	(289)	—	—	—	—	(288)
Share-based compensation	—	—	6,347	—	—	—	—	6,347
Comprehensive income (loss)	—	—	—	—	—	22,325	(58)	22,267
Balance, June 30, 2020	49,542	$495	$461,824	(2,561)	$(119,143)	$434,183	$47	$777,406

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$35,290	$62,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,660	24,428
Non-cash interest expense and other	2,817	1,134
Change in fair value of contingent consideration	5,000	(2,158)
Increase in allowance for credit losses and sales credits	6,742	4,978
Provision for deferred income taxes	(9,827)	(10,328)
Share-based compensation	11,274	8,888
Loss on disposal or sale of fixed assets	3,321	39
Amortization of discount on investments	(71)	(229)
Net loss on deferred compensation balances	379	—
Non-cash lease expense	180	(106)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,160	12,427
Accounts receivable, subcontractor	14,245	84
Income taxes receivable	6,157	(1,673)
Prepaid expenses	(3,260)	(1,523)
Other current assets	584	583
Other assets	3,144	(8,763)
Accounts payable and accrued expenses	(14,035)	(29,471)
Accrued compensation and benefits	(1,187)	11,774
Other liabilities	22,764	(5,852)
Deferred revenue	(72)	(2,025)
Restricted investments balance	6	93
Net cash provided by operating activities	128,271	65,291

Cash flows from investing activities:
Purchase and development of fixed assets	(19,727)	(15,532)
Purchase of investments	(23,129)	(13,281)
Proceeds from maturity of investments	14,100	22,670
Payments to fund deferred compensation plan	(6,191)	(5,279)
Purchase of convertible promissory note	(490)	—
Cash paid for acquisitions, net of cash and restricted cash received	(476,491)	(228,149)
Cash paid for other intangibles	(1,400)	(1,120)
Cash received for working capital adjustments for prior year acquisitions	66	—
Net cash used in investing activities	(513,262)	(240,691)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Payments on term loans	(1,563)	—
Proceeds from term loans	250,000	150,000
Payments on revolving credit facility	(125,000)	(25,000)
Proceeds from revolving credit facility	225,000	101,000
Repurchase of common stock	—	(18,705)
Payment of financing costs	(4,181)	(777)
Earn-out payments for prior acquisitions	(10,622)	(5,700)
Cash paid for shares withheld for taxes	(4,640)	(11,533)
Net cash provided by financing activities	328,994	189,285
Effect of exchange rate changes on cash	(105)	(190)
Net increase (decrease) in cash, cash equivalents and restricted cash	(56,102)	13,695
Cash, cash equivalents and restricted cash at beginning of period	153,962	84,324
Cash, cash equivalents and restricted cash at end of period	$97,860	$98,019

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$10,112	$8,694
Cash paid for interest (net of $208 and $230 capitalized for the six months ended June 30, 2020 and 2019, respectively)	$12,759	$11,714
Cash paid for income taxes	$59	$27,369
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$35,868	$27,674
Goodwill	274,560	149,941
Intangible assets	228,000	96,180
Liabilities assumed	(61,937)	(33,524)
Earn-out liabilities	—	(12,122)
Net cash paid for acquisitions	$476,491	$228,149
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,225	$2,352

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
Coronavirus Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, also known as COVID-19, a global pandemic. Due to the pandemic, there has been uncertainty and disruption in the global economy and significant volatility of financial markets. The Company is closely monitoring the impact of the pandemic, which continues to evolve, and its effects and risks on our operations, liquidity, financial condition and financial results for the full year 2020 and, possibly, beyond.
The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the pandemic. While the full impact of COVID-19, including the duration and severity of the pandemic, remains unknown, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. Specifically, the Company continues to monitor the impacts of the pandemic on its customers’ liquidity and capital resources and, therefore, the Company’s ability to collect, or the timeliness of collection of accounts receivable. The impact of COVID-19 did not have a material effect on the Company’s estimates as of June 30, 2020. These estimates may change as new events occur and additional information is obtained. See additional information below regarding the allowance for credit losses for accounts receivable.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The FASB also issued a series of other ASUs, which update ASU 2016-13 (collectively, the “credit loss standard”). This new standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses. The Company adopted this standard effective January 1, 2020 using the modified retrospective transition method. The Company recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $1,154, net of tax, primarily related to its allowance for credit losses for accounts receivable. Prior period amounts are not retrospectively adjusted. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020. The Company expects the impact to be immaterial on an ongoing basis. See additional information below regarding the allowance for credit losses for accounts receivable.

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$43,067	$82,985
Restricted cash and cash equivalents (included in other current assets)	17,111	18,393
Restricted cash, cash equivalents and investments	56,362	62,170
Total cash, cash equivalents and restricted cash and investments	116,540	163,548
Less restricted investments	(18,680)	(9,586)
Total cash, cash equivalents and restricted cash	$97,860	$153,962
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

2020
Balance as of January 1,	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	1,334
Provision for expected credit losses	4,889
Amounts written off charged against the allowance	(1,023)
Balance as of June 30,	$8,532
Reclassification
The Company reclassified its allowance for accounts receivable in the prior year’s consolidated balance sheet to conform to the current year presentation. The prior year’s balance of accounts receivable (net of allowances) remains unchanged.

2. ACQUISITIONS
As set forth below, the Company completed four acquisitions from January 1, 2019 through June 30, 2020. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through June 30, 2020. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Stratus Video Acquisition
On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The New Credit Agreement and the Second Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2020, an additional $99 of cash consideration was paid to the selling shareholders for the final working capital settlement. The Company incurred $9,525 of acquisition-related costs during the six months ended June 30, 2020 as a result of its acquisition of Stratus Video.
The preliminary allocation of the $485,667 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $45,044 of fair value of tangible assets acquired, which included $9,176 cash received, (2) $61,937 of liabilities assumed, (3) $228,000 of identified intangible assets, and (4) $274,560 of goodwill, of which $10,186 is expected to be deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets and income tax related matters. The intangible assets acquired have a weighted average useful life of approximately seventeen years. The following table summarizes the fair value and useful life of each intangible asset acquired:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$171,000	20
Tradenames and Trademarks	40,000	5 - 10
Developed Technology	16,000	5
Interpreter Database	1,000	4
	$228,000
Approximately $28,318 of revenue and $3,859 of income before income taxes of Stratus Video were included in the unaudited condensed consolidated statement of comprehensive income for the three months ended June 30, 2020. Approximately $42,751 of revenue and $5,465 of income before income taxes of Stratus Video were included in the unaudited condensed consolidated statement of comprehensive income for the six months ended June 30, 2020. The following summary presents unaudited pro forma consolidated results of operations of the Company as if the Stratus Video and Advanced (as defined below) acquisitions had occurred on January 1, 2019, which gives effect to certain adjustments, including incremental acquisition-related costs of $4,245 and $15,926, of which $1,713 and $9,525 were reclassified from the three and six months ended June 30, 2020, respectively, amortization of intangible assets of $4,499 and $9,618, and interest expense of $1,493 and $4,220 during the three and six months ended June 30, 2019, respectively. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$608,351	$588,488	$1,224,684	$1,171,799
Income from operations	40,300	34,771	85,153	65,516
Net income	23,730	18,136	42,404	36,817

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
The allocation of the $211,816 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $29,020 of fair value of tangible assets acquired, which included $2,497 cash and restricted cash received, (2) $28,772 of liabilities assumed, (3) $91,700 of identified intangible assets, and (4) $119,868 of goodwill, of which $57,236 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately nine years. The following table summarizes the fair value and useful life of each intangible asset acquired:

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

3. REVENUE RECOGNITION
Revenue primarily consists of fees earned from the temporary staffing and permanent placement of healthcare professionals, executives, and leaders (clinical and operational). The Company also generates revenue from its software as a service (“SaaS”)-based technologies, including vendor management systems and scheduling software, and outsourced workforce services, including language interpretation and recruitment process outsourcing. Revenue is recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and outsourced workforce services is recognized as the services are rendered. Depending on the arrangement, the Company’s SaaS-based revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the six months ended June 30, 2020 and 2019, previously deferred revenue recognized as revenue was $10,371 and $8,641, respectively.
The Company has elected to apply the following practical expedients and optional exemptions related to contract costs and revenue recognition:
•Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within selling, general and administrative expenses.
•Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.
•Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.
See Note (5), “Segment Information” for additional information.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$22,325	$28,869	$35,290	$62,991

Net income per common share - basic	$0.47	$0.62	$0.74	$1.35
Net income per common share - diluted	$0.47	$0.61	$0.74	$1.32

Weighted average common shares outstanding - basic	47,383	46,644	47,371	46,713
Plus dilutive effect of potential common shares	179	780	252	884
Weighted average common shares outstanding - diluted	47,562	47,424	47,623	47,597
Share-based awards to purchase 189 and 62 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2020, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 66 and 66 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2019, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. Effective March 8, 2020, the Company modified its reportable segments. The Company previously utilized three reportable segments, which it identified as follows: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. In light of the Company’s recent acquisitions and organizational changes to better align its organizational structure with its strategy and operations, the Company’s management reorganized its reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2020, the Company has disclosed the following three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language interpretation services, vendor management systems, workforce optimization, recruitment process outsourcing, credentialing, and flex pool management businesses.
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

The following table, which includes reclassified prior period data to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Nurse and allied solutions	$444,464	$367,994	$868,810	$741,466
Physician and leadership solutions	108,622	142,449	246,464	279,526
Technology and workforce solutions	55,265	24,734	95,538	46,626
	$608,351	$535,177	$1,210,812	$1,067,618
Segment operating income
Nurse and allied solutions	$61,175	$52,752	$120,783	$106,308
Physician and leadership solutions	15,325	18,861	29,894	34,733
Technology and workforce solutions	21,839	11,336	37,134	21,719
	98,339	82,949	187,811	162,760
Unallocated corporate overhead	31,165	21,373	59,733	39,236
Depreciation and amortization	22,071	12,718	42,160	24,428
Depreciation (included in cost of revenue)	355	—	500	—
Share-based compensation	6,347	3,702	11,274	8,888
Interest expense, net, and other	11,443	6,065	22,497	11,738
Income before income taxes	$26,958	$39,091	$51,647	$78,470

The following tables present the Company’s revenue disaggregated by service type. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended June 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$444,464	$95,701	$1,030	$541,195
Permanent placement	—	12,921	—	12,921
Outsourced workforce	—	—	30,836	30,836
SaaS-based technologies	—	—	23,399	23,399
Total revenue	$444,464	$108,622	$55,265	$608,351

	Three Months Ended June 30, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$367,994	$122,171	$—	$490,165
Permanent placement	—	20,278	—	20,278
Outsourced workforce	—	—	4,097	4,097
SaaS-based technologies	—	—	20,637	20,637
Total revenue	$367,994	$142,449	$24,734	$535,177

	Six Months Ended June 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$868,810	$215,297	$1,030	$1,085,137
Permanent placement	—	31,167	—	31,167
Outsourced workforce	—	—	48,516	48,516
SaaS-based technologies	—	—	45,992	45,992
Total revenue	$868,810	$246,464	$95,538	$1,210,812

	Six Months Ended June 30, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$741,466	$241,011	$—	$982,477
Permanent placement	—	38,515	—	38,515
Outsourced workforce	—	—	7,792	7,792
SaaS-based technologies	—	—	38,834	38,834
Total revenue	$741,466	$279,526	$46,626	$1,067,618
In connection with the reorganization of its reportable segments effective March 8, 2020, the Company reassigned the goodwill balances to the reporting units, the composition of which changed under the reorganized reportable segments, using the relative fair value reallocation approach. The Company performed a goodwill impairment test at the reporting unit level both immediately before and after the reorganization. The Company determined the fair values of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. Based on the results of this testing, the Company determined that the fair values of its reporting units were each greater than their respective carrying values both before and after the reorganization. Therefore, there was no impairment loss recognized during the six months ended June 30, 2020.

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2020	$344,316	$163,348	$87,887	$595,551
Goodwill adjustment for Advanced acquisition	29	—	—	29
Goodwill adjustment for b4health acquisition	—	—	(66)	(66)
Goodwill from Stratus Video acquisition	—	—	274,560	274,560
Reallocation due to change in segments	(14,600)	297	14,303	—
Balance, June 30, 2020	$329,745	$163,645	$376,684	$870,074
Accumulated impairment loss as of December 31, 2019 and June 30, 2020	$154,444	$60,495	$—	$214,939

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

Borrowings under the Senior Credit Facility and the Additional Term Loan (together, the “Credit Facilities”) bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 1.75% or a base rate plus a spread of 0.00% to 0.75%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio (as calculated per the Amended Credit Agreement). The Additional Term Loan is subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The Senior Credit Facility is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Credit Facilities is February 14, 2025.

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

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2019 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three and six months ended June 30, 2020.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $52,752 commercial paper issued and outstanding as of June 30, 2020, $18,680 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2019, the Company had $59,243 commercial paper issued and outstanding, of which $9,586 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,519	$2,519	$—	$—
Deferred compensation	(84,338)	(84,338)	—	—
Commercial paper	52,752	—	52,752	—
Acquisition contingent consideration liabilities	(8,100)	—	—	(8,100)

	Fair Value Measurements as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,508	$2,508	$—	$—
Deferred compensation	(81,064)	(81,064)	—	—
Commercial paper	59,243	—	59,243	—
Acquisition contingent consideration liabilities	(23,100)	—	—	(23,100)

Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2020	2019
Balance as of April 1,	$(3,300)	$(8,500)
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	—	7,000
Contingent consideration liability from Advanced acquisition on June 14, 2019	—	(10,622)
Change in fair value of contingent consideration liability from Silversheet acquisition	—	1,458
Change in fair value of contingent consideration liability from b4health acquisition	(4,800)	—
Balance as of June 30,	$(8,100)	$(10,664)

	2020	2019
Balance as of January 1,	$(23,100)	$(7,700)
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	—	7,000
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	20,000	—
Contingent consideration liability from Silversheet acquisition on January 30, 2019	—	(1,500)
Contingent consideration liability from Advanced acquisition on June 14, 2019	—	(10,622)
Change in fair value of contingent consideration liability from MedPartners acquisition	—	700
Change in fair value of contingent consideration liability from Silversheet acquisition	—	1,458
Change in fair value of contingent consideration liability from b4health acquisition	(5,000)	—
Balance as of June 30,	$(8,100)	$(10,664)

The fair value measurements of contingent consideration liabilities classified as Level 3 in the fair value hierarchy include the following significant unobservable inputs:

	As of June 30, 2020	As of December 31, 2019
Volatility	75.0%	50.0%
Discount rate	13.1%	16.5%
Risk-free rate	0.2%	1.5%
Cost of debt	6.3%	5.3%

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both June 30, 2020 and December 31, 2019. There were no changes to the fair value of the equity investment recognized during the three and six months ended June 30, 2020.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the six months ended June 30, 2020 and 2019.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 5.125% senior notes due 2024 (the “2024 Notes”) and 4.625% senior notes due 2027 (the “2027 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2024 Notes and the 2027 Notes are presented in the following table. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2019 Annual Report.

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2024 Notes	$325,000	$323,375	$325,000	$337,188
2027 Notes	300,000	289,500	300,000	301,500
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.
8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2020, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2010, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2016. Prior to the Company’s acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. The Company received a final determination from the IRS in November 2019 for $1,300. The Company is indemnified by Advanced for the potential contingent liability for all pre-acquisition open years. The Company acquired Stratus Video on February 14, 2020. The Company is indemnified by Stratus Video for any potential international income tax and contingent tax liability items for pre-acquisition open years up to $2,500. The Advanced and Stratus Video acquisitions are more fully described in Note (2), “Acquisitions.”

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

9. COMMITMENTS AND CONTINGENCIES: LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that employees’ wage statements are not sufficiently clear, and certain expense reimbursements should be included in the regular rate of pay for purposes of calculating overtime rates. The Company believes that its wage and hour practices conform with law in all material respects, but litigation is always subject to inherent uncertainty and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company beyond the amounts accrued. In addition, for the matters for which it is at least reasonably possible that the estimated loss will change in the near term, the Company is unable to currently estimate the possible loss or range of loss beyond the amounts already accrued.
With regard to loss contingencies accrued as of June 30, 2020, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2020	December 31, 2019
Other current assets:
Restricted cash and cash equivalents	$17,111	$18,393
Income taxes receivable	—	5,984
Other	17,871	16,069
Other current assets	$34,982	$40,446

Fixed assets:
Furniture and equipment	$45,570	$37,315
Software	204,443	191,050
Leasehold improvements	9,812	9,367
	259,825	237,732
Accumulated depreciation	(145,850)	(132,900)
Fixed assets, net	$113,975	$104,832

Other assets:
Life insurance cash surrender value	$82,252	$79,515
Other	38,658	40,739
Other assets	$120,910	$120,254

Accounts payable and accrued expenses:
Trade accounts payable	$24,811	$26,985
Subcontractor payable	64,324	75,562
Accrued expenses	33,046	36,344
Loss contingencies	10,462	6,146
Professional liability reserve	9,098	7,925
Other	3,083	3,178
Accounts payable and accrued expenses	$144,824	$156,140

Accrued compensation and benefits:
Accrued payroll	$50,262	$47,381
Accrued bonuses	19,294	22,613
Accrued travel expense	1,840	2,459
Health insurance reserve	5,482	4,019
Workers compensation reserve	8,727	8,782
Deferred compensation	84,338	81,064
Other	1,064	4,614
Accrued compensation and benefits	$171,007	$170,932

Other current liabilities:
Acquisition related liabilities	$8,100	$20,000
Income taxes payable	21,483	—
Other	4,070	5,302
Other current liabilities	$33,653	$25,302

Other long-term liabilities:
Workers compensation reserve	$18,178	$18,291
Professional liability reserve	32,013	34,606
Unrecognized tax benefits	5,696	5,431
Other	17,728	3,485
Other long-term liabilities	$73,615	$61,813

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
Changes to Our Reportable Segments
Effective March 8, 2020, we modified our reportable segments. We previously utilized three reportable segments, which we identified as follows: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. In light of our acquisitions as well as our organizational changes to better align our structure with our strategy, our management reorganized our reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2020, we have disclosed the following three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes our travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes our locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes remote video interpreting, vendor management systems, workforce optimization, recruitment process outsourcing, education, credentialing and flex pool management businesses. Prior period data in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform to the new segment reporting structure.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare organizations across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, remote video interpretation services, predictive modeling, staff scheduling, revenue cycle solutions and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the three months ended June 30, 2020, we recorded revenue of $608.4 million, as compared to $535.2 million for the same period last year. For the six months ended June 30, 2020, we recorded revenue of $1,210.8 million, as compared to $1,067.6 million for the same period last year.
Nurse and allied solutions segment revenue comprised 72% and 70% of total consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which includes skilled labor solutions for remote medical coding, clinical documentation improvement, case management, clinical data registry, and provides auditing and advisory services.

Physician and leadership solutions segment revenue comprised 20% and 26% of total consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. Through our physician and leadership solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare professionals we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 8% and 4% of total consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language interpretation services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3)

workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) credentialing services, and (6) flex pool management services.

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
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends. During the first few months of 2020, the positive macroeconomic and labor trends created a highly competitive market for healthcare professionals. However, when the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. Although these “shelter-in-place” orders and suspensions have been loosened and lifted in some parts of the country, general utilization of healthcare continues to be below the pre-COVID-19 levels, which continues to negatively impact demand for many of our business lines other than nursing, language interpretation services and our vendor management technology solutions. At the same time, demand for our nursing services has fluctuated significantly throughout the first half of the year based on COVID-19 related needs. With the uncertainty regarding safety concerns, the increase in unemployment, related economic concerns and the uncertainty surrounding the COVID-19 pandemic, we are unable to predict the extent and duration to which demand for our businesses will be impacted by the COVID-19 pandemic.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. Starting in early March, and in response to the COVID-19 public health crisis, bill rates and wages for nurses increased significantly in order to attract nurses into taking higher risk positions. In the latter part of April, we experienced a significant cancellation of requests for nurses as hospitalization rates from COVID-19 were initially well below originally expected levels in most areas of the US other than the northeast. In May and early June, with the decrease in COVID-19 related requests coupled with the lower healthcare utilization overall, demand in our nursing businesses dropped well below prior year levels, and bill rates started trending back towards standard rate levels. Starting in late-June, as COVID-19 infection rates and hospitalizations significantly increased across many areas of the country, demand for nurses rose quickly, and total demand for nursing exceeded prior year levels by mid-July. Demand for nurses in specialties including ICU, telemetry, and medical surgical nurses is particularly strong in states including California, Texas, Florida, Arizona, and Georgia. With the higher demand, and urgent need to quickly fill positions, bill rates and wages are increasing again. Many of the recent COVID-19 related requests for nurse staffing is for shorter duration of six to ten weeks due to client uncertainty as to how long these related patient volumes will remain at elevated levels.

Prior to the COVID-19 public health crisis, our allied staffing division experienced a decline in demand for physical therapists from skilled nursing facility and home health clients resulting from recently implemented Medicare reimbursement changes. This decline in demand was further exacerbated by the impact of COVID-19 in March. At the same time, we experienced significant demand for respiratory therapists as a result of the COVID-19 pandemic. Similar to our nursing division, we experienced an increased level of order cancellations for these respiratory therapists as the number of COVID-19 cases began to flatten.

During April, the vast majority of speech language therapists contracted with schools were able to start working again through the rapid adoption of our tele-therapy platform. Like nursing, the allied staffing division has experienced a recent surge in demand for respiratory therapists due to the increased COVID-19 hospitalization rates across the country in late June. Demand has also improved for our imaging and lab specialties, but continues to be well below prior year for our physical therapy discipline.

In our physician and leadership solutions segment, our locum tenens division started the year well, with recruiter productivity and revenue increasing after disruptions resulting from process and technology changes made during 2018. However, in mid-March, as a result of COVID-19, our locum tenens business experienced a significant increase in order cancellations and a decrease in overall demand due to the suspension of elective procedures and non-essential healthcare services. With healthcare utilization resuming in late April, demand and placements for locum tenens has been slowly improving, but the recovery is inconsistent across specialties.

For our interim leadership division, demand decreased as providers reacted to lower patient volumes and focused on cost containment. Our physician permanent placement and healthcare executive search businesses experienced a decline in overall search demand as many clients have temporarily suspended filling open roles due to uncertainty from the COVID-19 public health crisis. Since June, demand for our interim and permanent placement services has improved from their lowest levels, and clients resumed more normal operating activities in line with growth in patient volumes and a rebound in elective procedures.

In our technology and workforce solutions segment, our VMS technologies initially experienced increased growth following the outbreak of the COVID-19 public health crisis as clients utilized our technologies to effectively manage their increased demand for nurses. As demand for nurses declined during the quarter, utilization of the VMS technologies also declined. However, more recently, orders and placements in the technologies have risen again, and new clients are also adopting the platforms to engage with contingent labor.

In early March, the utilization in our language interpretation business declined as a result of the COVID-19-related suspension or restriction of elective and “non-essential” healthcare services. However, utilization started to increase in late April as many of these restrictions were lifted and healthcare utilization resumed more normal activities, including working through a backlog of elective procedures. By mid-June, weekly interpretation minutes utilized were above pre-COVID-19 levels, and have continued to steadily increase through July.

At the onset of the COVID-19 pandemic, we experienced a delay in discussions with clients regarding new contracts or expansions. As clients have recently begun to resume normal operations, we have contracted for several new managed services programs and service line expansions. As a result of our ongoing focus on these types of strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients continues to increase.

In response to the reduced demand for services as a result of the COVID-19 pandemic, throughout the second quarter, we took actions to reduce our selling, general and administrative expenses by approximately $120 million when annualized. Cost reduction actions taken include, among other things, suspending employer contributions under our 401(k) retirement savings plan and deferred compensation plan, reducing our workforce to correspond to reduced demand, and reducing variable compensation, travel, professional services and marketing expenses.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Silversheet, Advanced, b4health and Stratus Video acquisitions impact the comparability of the results between the three and six months ended June 30, 2020 and 2019 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.5	66.5	67.0	66.6
Gross profit	32.5	33.5	33.0	33.4
Selling, general and administrative	22.5	22.7	23.4	22.6
Depreciation and amortization	3.7	2.4	3.5	2.4
Income from operations	6.3	8.4	6.1	8.4
Interest expense, net, and other	1.9	1.1	1.8	1.0
Income before income taxes	4.4	7.3	4.3	7.4
Income tax expense	0.7	1.9	1.4	1.5
Net income	3.7%	5.4%	2.9%	5.9%

Comparison of Results for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Revenue. Revenue increased 14% to $608.4 million for the three months ended June 30, 2020 from $535.2 million for the same period in 2019, primarily attributable to additional revenue of $61.5 million from our Advanced, b4health, and Stratus Video acquisitions and higher organic revenue in our nurse and allied solutions segment. Excluding the additional revenue from acquisitions, revenue increased 2%.
Nurse and allied solutions segment revenue increased 21% to $444.5 million for the three months ended June 30, 2020 from $368.0 million for the same period in 2019. The $76.5 million increase was primarily attributable to $31.6 million of revenue from our Advanced acquisition, which benefited from having direct access to our MSP orders. In addition, the average bill rate increased by 20%, which was partially offset by a 13% decrease in the average number of healthcare professionals on assignment and an approximately $11.0 million decrease in labor disruption revenue during the three months ended June 30, 2020.
 Physician and leadership solutions segment revenue decreased 24% to $108.6 million for the three months ended June 30, 2020 from $142.4 million for the same period in 2019. The $33.8 million decrease was primarily attributable to a 22% decrease in the number of days filled and a 4% decrease in the revenue per day filled in our locum tenens business, which was attributable to the impact of COVID-19 since the second half of March of 2020, during the three months ended June 30, 2020. In addition, revenue in our interim leadership and permanent placement businesses declined during the three months ended June 30, 2020 due to a decrease in overall demand as some clients placed new searches on hold due to the COVID-19 public health crisis.
Technology and workforce solutions segment revenue increased 123% to $55.3 million for the three months ended June 30, 2020 from $24.7 million for the same period in 2019. The $30.6 million increase was primarily attributable to additional revenue of $29.8 million from our b4health and Stratus Video acquisitions along with growth in our organic VMS business during the three months ended June 30, 2020.
For the three months ended June 30, 2020 and 2019, revenue under our MSP arrangements comprised approximately 55% and 46% of our consolidated revenue, 70% and 59% for nurse and allied solutions segment revenue and 22% and 19% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 10% to $197.5 million for the three months ended June 30, 2020 from $179.5 million for the same period in 2019, representing gross margins of 32.5% and 33.5%, respectively. The decline in consolidated gross margin for the three months ended June 30, 2020 was primarily due to a lower gross margin in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads, partially offset by the change in sales mix resulting from our b4health and Stratus Video acquisitions and their higher margins as compared to our staffing businesses. Gross margin by reportable segment for the three months ended June 30, 2020 and 2019 was 27.0% and 28.1% for nurse and allied solutions, 36.4% and 37.2% for physician and leadership solutions, and 68.7% and 93.4% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of lower margin Stratus Video as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $137.1 million, representing 22.5% of revenue, for the three months ended June 30, 2020, as compared to $121.7 million, representing 22.7% of revenue, for the same period in 2019. The increase in SG&A expenses was primarily due to $9.7 million of additional SG&A expenses from the Advanced, b4health and Stratus Video acquisitions, a $8.3 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses, a $3.5 million lower favorable actuarial-based decrease in our professional liability reserves as compared to the same period in 2019, and a $2.6 million increase in share-based compensation expense. The overall increase was partially offset by cost reduction measures that were initiated during the three months ended June 30, 2020. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2020	2019
Nurse and allied solutions	$58,829	$50,657
Physician and leadership solutions	24,239	34,171
Technology and workforce solutions	16,488	11,765
Unallocated corporate overhead	31,165	21,373
Share-based compensation	6,347	3,702
	$137,068	$121,668
Depreciation and Amortization Expenses. Amortization expense increased 104% to $15.1 million for the three months ended June 30, 2020 from $7.4 million for the same period in 2019, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Advanced, b4health and Stratus Video acquisitions and the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition, which occurred during the third quarter of 2019. Depreciation expense increased 30% to $7.0 million for the three months ended June 30, 2020 from $5.4 million for the same period in 2019, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $11.4 million during the three months ended June 30, 2020 as compared to $6.1 million for the same period in 2019. The increase is primarily due to a higher average debt outstanding balance for the three months ended June 30, 2020, which resulted from borrowings used to finance the Stratus Video acquisition and the consummation of the issuance and sale of our 2027 Notes (as defined below in this Item 2) in October 2019.

Income Tax Expense. Income tax expense was $4.6 million for the three months ended June 30, 2020 as compared to $10.2 million for the same period in 2019, reflecting effective income tax rates of 17% and 26% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of a $4.3 million discrete tax benefit for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended June 30, 2020 compared to a $0.6 million discrete tax benefit for COLI during the same period in 2019, in relation to income before income taxes of $27.0 million and $39.1 million for the three months ended June 30, 2020 and 2019, respectively. We currently estimate our annual effective tax rate to be approximately 32% for 2020. The 17% effective tax rate for the three months ended June 30, 2020 differs from our estimated annual effective tax rate of 32% primarily due to the discrete tax benefit recognized during the three months ended June 30, 2020, in relation to income before income taxes, as discussed above.

Comparison of Results for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Revenue. Revenue increased 13% to $1,210.8 million for the six months ended June 30, 2020 from $1,067.6 million for the same period in 2019, primarily attributable to additional revenue of $117.9 million from our Silversheet, Advanced, b4health, and Stratus Video acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by an approximately $12.0 million decrease in labor disruption revenue and lower revenue in our physician and leadership solutions segment. Excluding the additional revenue from acquisitions, revenue increased 2%.
Nurse and allied solutions segment revenue increased 17% to $868.8 million for the six months ended June 30, 2020 from $741.5 million for the same period in 2019. The $127.3 million increase was primarily attributable to additional revenue of $72.2 million in connection with the Advanced acquisition and an increase in the average bill rate of 10%, partially offset by a 8% decrease in the average number of healthcare professionals on assignment and an approximately $12.0 million decrease in labor disruption revenue during the six months ended June 30, 2020.
 Physician and leadership solutions segment revenue decreased 12% to $246.5 million for the six months ended June 30, 2020 from $279.5 million for the same period in 2019. The $33.0 million decrease was primarily attributable to a 11% decrease in the number of days filled during the six months ended June 30, 2020 and a 2% decrease in the revenue per day filled in our locum tenens business. In addition, revenue in our interim leadership and permanent placement businesses declined during the six months ended June 30, 2020 due to a decrease in overall demand as some clients placed new searches on hold due to the COVID-19 public health crisis.
Technology and workforce solutions segment revenue increased 105% to $95.5 million for the six months ended June 30, 2020 from $46.6 million for the same period in 2019. Of the $48.9 million increase, $45.6 million was attributable to additional revenue from our b4health and Stratus Video acquisitions during the six months ended June 30, 2020.
For the six months ended June 30, 2020 and 2019, revenue under our MSP arrangements comprised approximately 51% and 47% of our consolidated revenue, 65% and 60% for nurse and allied solutions segment revenue and 19% and 20% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 12% to $399.6 million for the six months ended June 30, 2020 from $356.3 million for the same period in 2019, representing gross margins of 33.0% and 33.4%, respectively. The decline in consolidated gross margin for the six months ended June 30, 2020 was primarily due to a lower gross margin in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads, partially offset by the change in sales mix resulting from our b4health and Stratus Video acquisitions and their higher margins as compared to our staffing businesses. Gross margin by reportable segment for the six months ended June 30, 2020 and 2019 was 27.7% and 28.3% for nurse and allied solutions, 36.6% and 36.9% for physician and leadership solutions, and 71.7% and 93.0% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of lower margin Stratus Video as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. SG&A expenses were $283.3 million, representing 23.4% of revenue, for the six months ended June 30, 2020, as compared to $241.7 million, representing 22.6% of revenue, for the same period in 2019. The increase in SG&A expenses was primarily due to $18.7 million of additional SG&A expenses from the Silversheet, Advanced, b4health, and Stratus Video acquisitions, a $17.3 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses, a $3.5 million lower favorable actuarial-based decrease in our professional liability reserves as compared to the same period in 2019, and a $2.4 million increase in share-based compensation expense. The increase was partially offset by cost reduction measures that were initiated during the three months ended June 30, 2020. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2020	2019
Nurse and allied solutions	$120,189	$103,383
Physician and leadership solutions	60,283	68,495
Technology and workforce solutions	31,823	21,663
Unallocated corporate overhead	59,733	39,236
Share-based compensation	11,274	8,888
	$283,302	$241,665
Depreciation and Amortization Expenses. Amortization expense increased 104% to $28.5 million for the six months ended June 30, 2020 from $14.0 million for the same period in 2019, with the increase primarily attributable to additional amortization expenses related to the intangible assets acquired in the Advanced, b4health and Stratus Video acquisitions and the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition, which occurred during the third quarter of 2019. Depreciation expense increased 32% to $13.7 million for the six months ended June 30, 2020 from $10.4 million for the same period in 2019, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $22.5 million during the six months ended June 30, 2020 as compared to $11.7 million for the same period in 2019. The increase is primarily due to a higher average debt outstanding balance for the six months ended June 30, 2020, which resulted from borrowings used to finance the Stratus Video acquisition and the consummation of the issuance and sale of our 2027 Notes (as defined below in this Item 2) in October 2019.
Income Tax Expense. Income tax expense was $16.4 million for the six months ended June 30, 2020 as compared to income tax expense of $15.5 million for the same period in 2019, reflecting effective income tax rates of 32% and 20% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of discrete tax benefits of $0.6 million and $8.3 million in relation to income before income taxes of $51.6 million and $78.5 million for the six months ended June 30, 2020 and 2019, respectively. We currently estimate our annual effective income tax rate to be approximately 32% for 2020.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2020	2019

Net cash provided by operating activities	$128,271	$65,291
Net cash used in investing activities	(513,262)	(240,691)
Net cash provided by financing activities	328,994	189,285
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of June 30, 2020, (1) the total of our Additional Term Loan (as defined below) outstanding (including both current and long-term portions) was $248.4 million, (2) $100.0 million was drawn with $282.6 million of available credit under the Senior Credit Facility (as defined below), (3) the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “2024 Notes”) outstanding equaled $325.0 million and (4) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding equaled $300.0 million. We describe in further detail our credit agreement, in effect prior to the second amendment thereof, under which our Senior Credit Facility is governed, the 2024 Notes, and the 2027 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2019 Annual Report on Form 10-K. See additional information on our Amended Credit Agreement (as defined below) in Note (6), “Notes Payable and Credit Agreement” to the accompanying Condensed Consolidated Financial Statements.
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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $128.3 million, compared to $65.3 million for the same period in 2019. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in other liabilities between periods of $28.6 million, and a corresponding decrease in income tax receivable between periods of $7.8 million, primarily due to our election to defer estimated income tax payments and employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), (2) an increase in accounts payable and accrued expenses between periods of $15.4 million primarily due to the payment of a loss contingency during the second quarter of 2019 and the timing of payments, (3) a decrease in other assets between periods of $11.9 million due to lower long-term prepayments and deposits. The overall increase was partially offset by a decrease in accrued compensation and benefits between periods of $13.0 million primarily due to timing of payments. Our Days Sales Outstanding (“DSO”) was 55 days at June 30, 2020, 55 days at December 31, 2019, and 63 days at June 30, 2019.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $513.3 million, compared to $240.7 million for the same period in 2019. The increase was primarily due to (1) $476.5 million used for acquisitions during the six months ended June 30, 2020, as compared to $228.1 million during the six months ended June 30, 2019, and (2) a net purchase of restricted investments related to our captive insurance company of $9.0 million during the six months ended June 30, 2020, as compared to net proceeds of $9.4 million during the six months ended June 30, 2019. In addition, capital expenditures were $19.7 million and $15.5 million for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 was $329.0 million, primarily due to borrowings of $225.0 million under the Senior Credit Facility (as defined below) and $250.0 million of borrowings under the Additional Term Loan (as defined below), which were primarily used to fund our Stratus Video acquisition, partially offset by (1) the repayment of $125.0 million under the Senior Credit Facility, (2) $10.6 million for acquisition contingent consideration earn-out payments, (3) $4.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $4.2 million payment of financing costs in connection with the Amended Credit Agreement (as defined below). Net cash provided by financing activities during the six months ended June 30, 2019 was $189.3 million, primarily due to borrowings of $101.0 million under the Senior Credit Facility and $150.0 million of borrowings under the Term Loan (as defined below) used to fund our Advanced acquisition, partially offset by (1) the repayment of $25.0 million under the Senior Credit Facility, (2) $18.7 million paid in connection with the repurchase of common stock, (3) $5.7 million for acquisition contingent consideration earn-out payments, and (4) $11.5 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement

On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. The Senior Credit Facility includes a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan”). On February 14, 2020, we entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250.0 million secured term loan credit facility (the “Additional Term Loan” and, together with the Senior Credit Facility, the “Credit Facilities”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. For more detail regarding the terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, please see Note (6) to the accompanying Condensed Consolidated Financial Statements, “Notes Payable and Credit Agreement.”
Letters of Credit
At June 30, 2020, we maintained outstanding standby letters of credit totaling $19.8 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $19.8 million of outstanding letters of credit, we have collateralized $2.4 million in cash and cash equivalents and the remaining $17.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2019 totaled $19.8 million.

Off-Balance Sheet Arrangements
 At June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the six months ended June 30, 2020, other than the borrowings and repayments under the Amended Credit Agreement described in the accompanying Note (2), “Acquisitions” and Note (6), “Notes Payable and Credit Agreement,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2019 Annual Report.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2019 Annual Report and include but are not limited to:
•the effects of the COVID-19 pandemic on our business, financial condition and results of operations;
•the duration that hospitals and other healthcare entities decrease their utilization of temporary nurses and allied healthcare professionals, physicians, healthcare leaders and other healthcare professionals and workforce technology applications as a result of the suspension or restrictions placed on non-essential and elective healthcare as a result of the COVID-19 pandemic;
•the duration that individuals may continue to forgo non-essential and elective healthcare as “safer at home” restrictions and recommendations are reinstituted in parts of the country and lifted in others;
•the extent and duration that a significant spike in unemployment that has resulted from the COVID-19 pandemic will cause an increase in under- and uninsured patients and a corresponding reduction in overall healthcare utilization and demand for our services;
•the extent to which the COVID-19 pandemic may disrupt our operations due to the unavailability of our employees or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions, desire to travel and work on temporary assignments or other factors that limit our existing or potential workforce and pool of candidates;
•the severity and duration of the impact the COVID-19 pandemic has on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;
•the effects of economic downturns or slow recoveries, which could result in less demand for our services, pricing pressures and negatively impact payments terms and collectability of accounts receivable;
•any inability on our part to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, or client needs;
•the negative effects that intermediary organizations may have on our ability to secure new and profitable contracts;

•the level of consolidation and concentration of buyers of healthcare workforce, staffing and technology solutions, which could affect the pricing of our services and our ability to mitigate concentration risk;
•the ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, online recruiting, telemedicine or otherwise, which may negatively affect our revenue, results of operations, and cash flows;
•the repeal or significant erosion of the Patient Protection and Affordable Care Act without a corresponding replacement may negatively affect the demand for our services;
•any inability on our part to recruit and retain sufficient quality healthcare professionals at reasonable costs, which could increase our operating costs and negatively affect our business and profitability;
•any inability on our part to grow and operate our business profitably in compliance with federal and state regulation, including privacy laws, conduct of operations, costs and payment for services and payment for referrals as well as laws regarding employment and compensation practices and government contracting;
•any challenge to the classification of certain of our healthcare professionals as independent contractors, which could adversely affect our profitability;
•the effect of investigations, claims, and legal proceedings alleging medical malpractice, violations of employment, privacy and wage regulations and other legal theories of liability asserted against us, which could subject us to substantial liabilities;
•any technology disruptions or our inability to implement new infrastructure and technology systems effectively may adversely affect our operating results and ability to manage our business effectively;
•any failure to further develop and evolve our current workforce solutions technology offerings and capabilities, which may harm our business;
•disruption to or failures of our SaaS-based technology, or our inability to adequately protect our intellectual property rights with respect to such technology, sufficiently protect the privacy of personal information, which could reduce client satisfaction, harm our reputation and negatively affect our business;
•security breaches and cybersecurity incidents that could compromise our information and systems, which could adversely affect our business operations and reputation and could subject us to substantial liabilities;
•any inability on our part to quickly and properly credential and match quality healthcare professionals with suitable placements, which may adversely affect demand for our services;
•any inability on our part to continue to attract, develop and retain our sales and operations team members, which may deteriorate our operations;
•our increasing dependence on third parties, including offshore vendors, for the execution of certain critical functions;
•the loss of our key officers and management personnel, which could adversely affect our business and operating results;
•any inability to consummate and effectively incorporate acquisitions into our business operations, which may adversely affect our long-term growth and our results of operations;
•businesses we acquire may have liabilities or adverse operating issues, which could harm our operating results;
•any increase to our business and operating risks as we develop new services and clients, enter new lines of business, and focus more of our business on providing a full range of client solutions;
•any inability on our part to maintain our positive brand awareness and identity, which may adversely affect our results of operation;
•the expansion of social media platforms presents new risks and challenges, which could cause damage to our brand reputation;
•any recognition of an impairment to the substantial amount of goodwill or indefinite-lived intangibles on our balance sheet;
•our indebtedness, which could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of any variable rate debt;

•the terms of our debt instruments that impose restrictions on us that may affect our ability to successfully operate our business; and
•the effect of significant adverse adjustments to our insurance-related accruals on our balance sheet, which could decrease our earnings or increase our losses and negatively impact our cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2020, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2020, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We could be negatively affected by the widespread outbreak of an illness or any other public health crisis. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. Many state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have required many “non-essential” businesses to close operations or shift to a remote working environment and restricted the delivery of non-emergency healthcare.
Demand for our staffing services and workforce technology solutions is sensitive to changes in economic activity. Demand for non-essential and elective healthcare has been negatively impacted by the COVID-19 pandemic. Many hospitals and other healthcare entities have significantly decreased their utilization of temporary healthcare professionals, interpreters, coders and permanent recruitment and placement services, which has resulted in decreased demand for many of our service offerings and utilization of our workforce technology platforms. We expect this decreased demand will have an adverse effect on our business, financial condition and results of operations. Many individuals may continue to forgo non-essential and elective healthcare even after “safer at home” restrictions and recommendations are lifted. We are unable to predict the duration and extent to which demand for our services will be negatively impacted by the COVID-19 pandemic.
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
The COVID-19 pandemic, and any other outbreak of illness or other public health crises, may also disrupt our operations due to the unavailability of our corporate team members or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions or other factors that limit our existing or potential workforce and pool of candidates. In addition, we may experience negative financial effects of the COVID-19 due to higher workers compensation and health insurance costs, for which we are largely self-insured. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
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

During the six months ended June 30, 2020, we did not repurchase any shares of common stock. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” set forth in our 2019 Annual Report on Form 10-K.

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

Date: August 7, 2020

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)