Form 10-Q
period 2020-09-30
AMN HEALTHCARE SERVICES INC
filed 2020-11-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of November 4, 2020, there were 47,030,832 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,419	$82,985
Accounts receivable, net of allowances of $8,511 and $3,332 at September 30, 2020 and December 31, 2019, respectively	352,746	352,685
Accounts receivable, subcontractor	56,300	72,714
Prepaid expenses	15,647	11,669
Other current assets	30,591	40,446
Total current assets	513,703	560,499
Restricted cash, cash equivalents and investments	60,898	62,170
Fixed assets, net of accumulated depreciation of $153,390 and $132,900 at September 30, 2020 and December 31, 2019, respectively	112,752	104,832
Operating lease right-of-use assets	81,082	89,866
Other assets	125,831	120,254
Goodwill	869,941	595,551
Intangible assets, net of accumulated amortization of $199,488 and $151,417 at September 30, 2020 and December 31, 2019, respectively	580,658	398,474
Total assets	$2,344,865	$1,931,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,935	$156,140
Accrued compensation and benefits	184,736	170,932
Current portion of notes payable	9,375	—
Current portion of operating lease liabilities	15,338	13,943
Deferred revenue	11,900	11,788
Other current liabilities	11,884	25,302
Total current liabilities	386,168	378,105
Revolving credit facility	40,000	—
Notes payable, net of unamortized fees and premium	854,533	617,159
Deferred income taxes, net	79,681	46,618
Operating lease liabilities	81,674	91,209
Other long-term liabilities	95,736	61,813
Total liabilities	1,537,792	1,194,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,550 issued and 46,989 outstanding at September 30, 2020 and 49,283 issued and 46,722 outstanding at December 31, 2019	495	493
Additional paid-in capital	465,438	455,193
Treasury stock, at cost; 2,561 shares at September 30, 2020 and December 31, 2019	(119,143)	(119,143)
Retained earnings	460,250	400,047
Accumulated other comprehensive income	33	152
Total stockholders’ equity	807,073	736,742
Total liabilities and stockholders’ equity	$2,344,865	$1,931,646

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$551,631	$567,597	$1,762,443	$1,635,215
Cost of revenue	366,998	377,566	1,178,204	1,088,883
Gross profit	184,633	190,031	584,239	546,332
Operating expenses:
Selling, general and administrative	111,235	133,207	394,537	374,872
Depreciation and amortization	26,936	17,085	69,096	41,513
Total operating expenses	138,171	150,292	463,633	416,385
Income from operations	46,462	39,739	120,606	129,947
Interest expense, net, and other	12,564	7,830	35,061	19,568
Income before income taxes	33,898	31,909	85,545	110,379
Income tax expense	7,831	8,394	24,188	23,873
Net income	$26,067	$23,515	$61,357	$86,506

Other comprehensive income (loss):
Foreign currency translation and other	(14)	132	(119)	(58)
Other comprehensive income (loss)	(14)	132	(119)	(58)

Comprehensive income	$26,053	$23,647	$61,238	$86,448

Net income per common share:
Basic	$0.55	$0.50	$1.29	$1.85
Diluted	$0.55	$0.49	$1.29	$1.82
Weighted average common shares outstanding:
Basic	47,476	46,677	47,406	46,701
Diluted	47,676	47,607	47,647	47,600

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(378)	(17,930)	—	—	(17,930)
Equity awards vested and exercised, net of shares withheld for payroll taxes	313	3	(10,284)	—	—	—	—	(10,281)
Share-based compensation	—	—	5,186	—	—	—	—	5,186
Comprehensive income (loss)	—	—	—	—	—	34,122	(101)	34,021
Balance, March 31, 2019	49,122	$491	$447,632	(2,544)	$(118,368)	$320,181	$50	$649,986
Repurchase of common stock into treasury	—	—	—	(17)	(775)	—	—	(775)
Equity awards vested and exercised, net of shares withheld for payroll taxes	101	1	(1,254)	—	—	—	—	(1,253)
Share-based compensation	—	—	3,702	—	—	—	—	3,702
Comprehensive income (loss)	—	—	—	—	—	28,869	(89)	28,780
Balance, June 30, 2019	49,223	$492	$450,080	(2,561)	$(119,143)	$349,050	$(39)	$680,440
Equity awards vested and exercised, net of shares withheld for payroll taxes	48	1	(1,809)	—	—	—	—	(1,808)
Share-based compensation	—	—	2,825	—	—	—	—	2,825
Comprehensive income	—	—	—	—	—	23,515	132	23,647
Balance, September 30, 2019	49,271	$493	$451,096	(2,561)	$(119,143)	$372,565	$93	$705,104

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	140	1	(4,354)	—	—	—	—	(4,353)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	4,927	—	—	—	—	4,927
Comprehensive income (loss)	—	—	—	—	—	12,965	(47)	12,918
Balance, March 31, 2020	49,423	$494	$455,766	(2,561)	$(119,143)	$411,858	$105	$749,080
Equity awards vested and exercised, net of shares withheld for payroll taxes	119	1	(289)	—	—	—	—	(288)
Share-based compensation	—	—	6,347	—	—	—	—	6,347
Comprehensive income (loss)	—	—	—	—	—	22,325	(58)	22,267
Balance, June 30, 2020	49,542	$495	$461,824	(2,561)	$(119,143)	$434,183	$47	$777,406
Equity awards vested and exercised, net of shares withheld for payroll taxes	8	—	(158)	—	—	—	—	(158)
Share-based compensation	—	—	3,772	—	—	—	—	3,772
Comprehensive income (loss)	—	—	—	—	—	26,067	(14)	26,053
Balance, September 30, 2020	49,550	$495	$465,438	(2,561)	$(119,143)	$460,250	$33	$807,073

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$61,357	$86,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,077	41,513
Non-cash interest expense and other	3,727	1,816
Write-off of fees on credit facilities	1,773	—
Change in fair value of contingent consideration	(1,700)	2,283
Increase in allowance for credit losses and sales credits	7,580	6,809
Provision for deferred income taxes	(17,923)	(3,700)
Share-based compensation	15,046	11,713
Loss on disposal or sale of fixed assets	3,664	449
Amortization of discount on investments	(96)	(276)
Net loss on deferred compensation balances	798	—
Non-cash lease expense	244	(1)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	15,151	25,146
Accounts receivable, subcontractor	16,414	(12,610)
Income taxes receivable	6,157	(3,401)
Prepaid expenses	(3,361)	1,118
Other current assets	2,977	1,332
Other assets	3,378	(8,790)
Accounts payable and accrued expenses	(5,484)	(14,277)
Accrued compensation and benefits	7,630	19,787
Other liabilities	29,592	(7,273)
Deferred revenue	(32)	(2,038)
Restricted investments balance	12	99
Net cash provided by operating activities	216,981	146,205

Cash flows from investing activities:
Purchase and development of fixed assets	(27,357)	(24,776)
Purchase of investments	(37,418)	(16,759)
Proceeds from maturity of investments	21,500	28,635
Payments to fund deferred compensation plan	(7,171)	(11,364)
Proceeds from sale of equity investment	303	—
Purchase of convertible promissory notes	(490)	—
Cash paid for acquisitions, net of cash and restricted cash received	(476,491)	(228,222)
Cash paid for other intangibles	(1,400)	(1,120)
Cash received for working capital adjustments for prior year acquisitions	66	—
Net cash used in investing activities	(528,458)	(253,606)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Payments on term loans	(203,125)	(938)
Proceeds from term loans	250,000	150,000
Payments on revolving credit facility	(205,000)	(75,000)
Proceeds from revolving credit facility	245,000	101,000
Proceeds from senior notes	202,000	—
Repurchase of common stock	—	(18,705)
Payment of financing costs	(6,898)	(875)
Earn-out payments for prior acquisitions	(10,622)	(5,700)
Cash paid for shares withheld for taxes	(4,798)	(13,342)
Net cash provided by financing activities	266,557	136,440
Effect of exchange rate changes on cash	(119)	(58)
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,039)	28,981
Cash, cash equivalents and restricted cash at beginning of period	153,962	84,324
Cash, cash equivalents and restricted cash at end of period	$108,923	$113,305

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,079	$13,294
Cash paid for interest (net of $300 and $363 capitalized for the nine months ended September 30, 2020 and 2019, respectively)	$13,848	$14,988
Cash paid for income taxes	$30,727	$32,457
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$35,704	$28,542
Goodwill	274,427	148,095
Intangible assets	228,000	98,580
Liabilities assumed	(61,640)	(34,873)
Earn-out liabilities	—	(12,122)
Net cash paid for acquisitions	$476,491	$228,222
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,007	$2,142

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
Coronavirus Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, also known as COVID-19, a global pandemic. Due to the pandemic, there has been uncertainty and disruption in the global economy and significant volatility of financial markets. The Company is closely monitoring the impact of the pandemic, which continues to evolve, and its effects and risks on our operations, liquidity, financial condition and financial results for the full year 2020 and, possibly, beyond. The Company also implemented remote-work arrangements effective mid-March 2020 and, to date, transitioning to a remote-work environment has not had a material adverse impact on the Company’s ability to continue to operate its business, financial reporting process or internal controls and procedures.
The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the pandemic. While the full impact of COVID-19, including the duration and severity of the pandemic, remains unknown, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. Specifically, the Company continues to monitor the impacts of the pandemic on its customers’ liquidity and capital resources and, therefore, the Company’s ability to collect, or the timeliness of collection of accounts receivable. The impact of COVID-19 did not have a material effect on the Company’s estimates as of September 30, 2020. These estimates may change as new events occur and additional information is obtained. See additional information below regarding the allowance for credit losses for accounts receivable.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” The FASB also issued a series of other ASUs, which update ASU 2016-13 (collectively, the “credit loss standard”). This new standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses. The Company adopted this standard effective January 1, 2020 using the modified retrospective transition method. The Company recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $1,154, net of tax, primarily related to its allowance for credit losses for accounts receivable. Prior period amounts are not retrospectively adjusted. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020. The Company expects the impact to be immaterial on an ongoing basis. See additional information below regarding the allowance for credit losses for accounts receivable.
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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$58,419	$82,985
Restricted cash and cash equivalents (included in other current assets)	15,194	18,393
Restricted cash, cash equivalents and investments	60,898	62,170
Total cash, cash equivalents and restricted cash and investments	134,511	163,548
Less restricted investments	(25,588)	(9,586)
Total cash, cash equivalents and restricted cash	$108,923	$153,962
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

2020
Balance as of January 1,	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	1,334
Provision for expected credit losses	5,178
Amounts written off charged against the allowance	(1,333)
Balance as of September 30,	$8,511
Reclassification
The Company reclassified its allowance for accounts receivable in the prior year’s consolidated balance sheet to conform to the current year presentation. The prior year’s balance of accounts receivable (net of allowances) remains unchanged.

2. ACQUISITIONS
As set forth below, the Company completed four acquisitions from January 1, 2019 through September 30, 2020. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through September 30, 2020. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Stratus Video Acquisition
On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The New Credit Agreement and the Second Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2020, an additional $99 of cash consideration was paid to the selling shareholders for the final working capital settlement. The Company incurred $10,548 of acquisition-related costs during the nine months ended September 30, 2020 as a result of its acquisition of Stratus Video.
The preliminary allocation of the $485,667 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $44,880 of fair value of tangible assets acquired, which included $9,176 cash received, (2) $61,640 of liabilities assumed, (3) $228,000 of identified intangible assets, and (4) $274,427 of goodwill, of which $10,186 is expected to be deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets and income tax related matters. The intangible assets acquired have a weighted average useful life of approximately seventeen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$171,000	20
Tradenames and Trademarks	40,000	5 - 10
Developed Technology	16,000	5
Interpreter Database	1,000	4
	$228,000
During the third quarter of 2020, the Company revised the estimated useful lives for the tradenames and trademarks intangible assets as a result of its plan to rebrand the language interpretation business. Based on this change in circumstances since the date of acquisition, the Company determined that the remaining useful lives of the assets are 5 years and will amortize the remaining value on a straight-line basis over the remaining useful life. The Company will continue to evaluate the remaining useful lives of other intangible assets impacted by its brand consolidation efforts.
Approximately $35,329 of revenue and $8,322 of income before income taxes of Stratus Video were included in the unaudited condensed consolidated statement of comprehensive income for the three months ended September 30, 2020. Approximately $78,080 of revenue and $13,787 of income before income taxes of Stratus Video were included in the unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2020. The following summary presents unaudited pro forma consolidated results of operations of the Company as if the Stratus Video and Advanced (as defined below) acquisitions had occurred on January 1, 2019, which gives effect to certain adjustments, including incremental acquisition-related costs of $4,512 and $20,438, of which $1,023 and $11,662 were reclassified from the three and nine months ended September 30, 2020, respectively, amortization of intangible assets of $1,307 and $10,924, and interest expense of $1,246 and $5,465 during the three and nine months ended September 30, 2019, respectively. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$551,631	$595,211	$1,776,315	$1,767,010
Income from operations	50,465	36,202	135,618	101,718
Net income	29,030	17,850	71,434	54,667
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

3. REVENUE RECOGNITION
Revenue primarily consists of fees earned from the temporary staffing and permanent placement of healthcare professionals, executives, and leaders (clinical and operational). The Company also generates revenue from its software as a service (“SaaS”)-based technologies, including vendor management systems and scheduling software, and outsourced workforce services, including language interpretation and recruitment process outsourcing. The Company recognizes revenue when control of its services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and outsourced workforce services is recognized as the services are rendered. Depending on the arrangement, the Company’s SaaS-based revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the nine months ended September 30, 2020 and 2019, previously deferred revenue recognized as revenue was $11,408 and $9,498, respectively.
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
See Note (5), “Segment Information” for additional information.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$26,067	$23,515	$61,357	$86,506

Net income per common share - basic	$0.55	$0.50	$1.29	$1.85
Net income per common share - diluted	$0.55	$0.49	$1.29	$1.82

Weighted average common shares outstanding - basic	47,476	46,677	47,406	46,701
Plus dilutive effect of potential common shares	200	930	241	899
Weighted average common shares outstanding - diluted	47,676	47,607	47,647	47,600
Share-based awards to purchase 84 and 79 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2020, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 32 and 55 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2019, respectively, because the effect of these instruments was anti-dilutive.

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

The following table, which includes reclassified prior period data to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Nurse and allied solutions	$382,699	$398,417	$1,251,509	$1,139,883
Physician and leadership solutions	109,116	143,842	355,580	423,368
Technology and workforce solutions	59,816	25,338	155,354	71,964
	$551,631	$567,597	$1,762,443	$1,635,215
Segment operating income
Nurse and allied solutions	$52,923	$52,533	$173,706	$158,841
Physician and leadership solutions	15,538	17,547	45,432	52,280
Technology and workforce solutions	25,680	11,426	62,814	33,145
	94,141	81,506	281,952	244,266
Unallocated corporate overhead	16,490	21,857	76,223	61,093
Depreciation and amortization	26,936	17,085	69,096	41,513
Depreciation (included in cost of revenue)	481	—	981	—
Share-based compensation	3,772	2,825	15,046	11,713
Interest expense, net, and other	12,564	7,830	35,061	19,568
Income before income taxes	$33,898	$31,909	$85,545	$110,379

The following tables present the Company’s revenue disaggregated by service type. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended September 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$382,699	$95,648	$—	$478,347
Permanent placement	—	13,468	—	13,468
Outsourced workforce	—	—	38,159	38,159
SaaS-based technologies	—	—	21,657	21,657
Total revenue	$382,699	$109,116	$59,816	$551,631

	Three Months Ended September 30, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$398,417	$123,540	$—	$521,957
Permanent placement	—	20,302	—	20,302
Outsourced workforce	—	—	4,643	4,643
SaaS-based technologies	—	—	20,695	20,695
Total revenue	$398,417	$143,842	$25,338	$567,597

	Nine Months Ended September 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,251,509	$310,945	$—	$1,562,454
Permanent placement	—	44,635	—	44,635
Outsourced workforce	—	—	87,705	87,705
SaaS-based technologies	—	—	67,649	67,649
Total revenue	$1,251,509	$355,580	$155,354	$1,762,443

	Nine Months Ended September 30, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,139,883	$364,551	$—	$1,504,434
Permanent placement	—	58,817	—	58,817
Outsourced workforce	—	—	12,435	12,435
SaaS-based technologies	—	—	59,529	59,529
Total revenue	$1,139,883	$423,368	$71,964	$1,635,215
In connection with the reorganization of its reportable segments effective March 8, 2020, the Company reassigned the goodwill balances to the reporting units, the composition of which changed under the reorganized reportable segments, using the relative fair value reallocation approach. The Company performed a goodwill impairment test at the reporting unit level both immediately before and after the reorganization. The Company determined the fair values of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. Based on the results of this testing, the Company determined that the fair values of its reporting units were each greater than their respective carrying values both before and after the reorganization. Therefore, there was no impairment loss recognized during the nine months ended September 30, 2020.

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2020	$344,316	$163,348	$87,887	$595,551
Goodwill adjustment for Advanced acquisition	29	—	—	29
Goodwill adjustment for b4health acquisition	—	—	(66)	(66)
Goodwill from Stratus Video acquisition	—	—	274,427	274,427
Reallocation due to change in segments	(14,600)	297	14,303	—
Balance, September 30, 2020	$329,745	$163,645	$376,551	$869,941
Accumulated impairment loss as of December 31, 2019 and September 30, 2020	$154,444	$60,495	$—	$214,939

6. NOTES PAYABLE AND CREDIT AGREEMENT
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
4.625% Senior Notes Due 2027
On August 13, 2020, the Company completed the issuance of an additional $200,000 aggregate principal amount of the 4.625% senior notes due 2027 (the “New 2027 Notes”), which were issued at a price of 101.000% of the aggregate principal amount. The New 2027 Notes were issued pursuant to the existing indenture, dated as of October 1, 2019, under which the Company previously issued $300,000 aggregate principal amount of 4.625% senior notes due 2027 (the “Existing 2027 Notes” and together with the New 2027 Notes, the “2027 Notes”). The New 2027 Notes will be treated as a single series with the Existing 2027 Notes and will have the same terms (other than issue price, issue date and the date from which interest accrues) as those of the Existing 2027 Notes. Interest on the 2027 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2020 with respect to the New 2027 Notes. The terms of the Existing 2027 Notes, including maturity date and interest terms, are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Notes Payable and Credit Agreement” of the 2019 Annual Report.

With proceeds from the New 2027 Notes, the Company (1) repaid $200,000 of its indebtedness under the existing Additional Term Loan and (2) paid $2,717 of fees and expenses related to the issuance of the New 2027 Notes, which were recorded as a reduction of the notes payable balance and are being amortized to interest expense over the remaining term of the 2027 Notes.
4.000% Senior Notes Due 2029
On October 20, 2020, the Company completed the issuance of $350,000 aggregate principal amount of 4.000% senior notes due 2029 (the “2029 Notes”). The Company used the proceeds (1) to redeem all of its outstanding $325,000 aggregate principal amount of 5.125% senior notes due 2024 (the “2024 Notes”) and (2) to repay a portion of its indebtedness under the Senior Credit Facility. See additional information in Note (11), “Subsequent Events.”

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2019 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three and nine months ended September 30, 2020.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $59,196 commercial paper issued and outstanding as of September 30, 2020, $25,588 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2019, the Company had $59,243 commercial paper issued and outstanding, of which $9,586 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,354	$2,354	$—	$—
Deferred compensation	(87,934)	(87,934)	—	—
Commercial paper	59,196	—	59,196	—
Acquisition contingent consideration liabilities	(1,400)	—	—	(1,400)

	Fair Value Measurements as of December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,508	$2,508	$—	$—
Deferred compensation	(81,064)	(81,064)	—	—
Commercial paper	59,243	—	59,243	—
Acquisition contingent consideration liabilities	(23,100)	—	—	(23,100)

Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2020	2019
Balance as of July 1,	$(8,100)	$(10,664)
Change in fair value of contingent consideration liability from Silversheet acquisition	—	42
Change in fair value of contingent consideration liability from Advanced acquisition	—	(4,483)
Change in fair value of contingent consideration liability from b4health acquisition	6,700	—
Balance as of September 30,	$(1,400)	$(15,105)

	2020	2019
Balance as of January 1,	$(23,100)	$(7,700)
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	—	7,000
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	20,000	—
Contingent consideration liability from Silversheet acquisition on January 30, 2019	—	(1,500)
Contingent consideration liability from Advanced acquisition on June 14, 2019	—	(10,622)
Change in fair value of contingent consideration liability from MedPartners acquisition	—	700
Change in fair value of contingent consideration liability from Silversheet acquisition	—	1,500
Change in fair value of contingent consideration liability from Advanced acquisition	—	(4,483)
Change in fair value of contingent consideration liability from b4health acquisition	1,700	—
Balance as of September 30,	$(1,400)	$(15,105)

The fair value measurements of contingent consideration liabilities classified as Level 3 in the fair value hierarchy include the following significant unobservable inputs:

	As of September 30, 2020	As of December 31, 2019
Volatility	75.0%	50.0%
Discount rate	12.9%	16.5%
Risk-free rate	0.1%	1.5%
Cost of debt	4.5%	5.3%

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both September 30, 2020 and December 31, 2019. There were no changes to the fair value of the equity investment recognized during the three and nine months ended September 30, 2020.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the nine months ended September 30, 2020 and 2019.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 2024 Notes and 2027 Notes was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2024 Notes and the 2027 Notes are presented in the following table. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2019 Annual Report.

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2024 Notes	$325,000	$332,719	$325,000	$337,188
2027 Notes	500,000	511,875	300,000	301,500
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.
8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2020, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2010, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2016. Prior to the Company’s acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. The Company received a final determination from the IRS in November 2019 for $1,300. The Company is indemnified by Advanced for the potential contingent liability for all pre-acquisition open years. The Company acquired Stratus Video on February 14, 2020. The Company is indemnified by Stratus Video for any potential international income tax and contingent tax liability items for pre-acquisition open years up to $2,500. The Advanced and Stratus Video acquisitions are more fully described in Note (2), “Acquisitions.”

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

9. COMMITMENTS AND CONTINGENCIES: LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that employees’ wage statements are not sufficiently clear and certain expense reimbursements should be considered wages and included in the regular rate of pay for purposes of calculating overtime rates. The Company believes that its wage and hour practices conform with the established law in all material respects. However, litigation is always subject to inherent uncertainty, and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company beyond the amounts accrued. In addition, for the matters for which it is at least reasonably possible that the estimated loss will change in the near term, the Company is unable to currently estimate the possible loss or range of loss beyond the amounts already accrued.
With regard to loss contingencies accrued as of September 30, 2020, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2020	December 31, 2019
Other current assets:
Restricted cash and cash equivalents	$15,194	$18,393
Income taxes receivable	—	5,984
Other	15,397	16,069
Other current assets	$30,591	$40,446

Fixed assets:
Furniture and equipment	$45,807	$37,315
Software	210,735	191,050
Leasehold improvements	9,600	9,367
	266,142	237,732
Accumulated depreciation	(153,390)	(132,900)
Fixed assets, net	$112,752	$104,832

Other assets:
Life insurance cash surrender value	$87,485	$79,515
Other	38,346	40,739
Other assets	$125,831	$120,254

Accounts payable and accrued expenses:
Trade accounts payable	$29,331	$26,985
Subcontractor payable	59,753	75,562
Accrued expenses	44,240	36,344
Loss contingencies	7,302	6,146
Professional liability reserve	9,104	7,925
Other	3,205	3,178
Accounts payable and accrued expenses	$152,935	$156,140

Accrued compensation and benefits:
Accrued payroll	$51,016	$47,381
Accrued bonuses	27,833	22,613
Accrued travel expense	1,796	2,459
Health insurance reserve	5,537	4,019
Workers compensation reserve	9,554	8,782
Deferred compensation	87,934	81,064
Other	1,066	4,614
Accrued compensation and benefits	$184,736	$170,932

Other current liabilities:
Acquisition related liabilities	$1,400	$20,000
Other	10,484	5,302
Other current liabilities	$11,884	$25,302

Other long-term liabilities:
Workers compensation reserve	$19,711	$18,291
Professional liability reserve	33,642	34,606
Unrecognized tax benefits	5,751	5,431
Other	36,632	3,485
Other long-term liabilities	$95,736	$61,813

11. SUBSEQUENT EVENTS

On October 20, 2020, the Company completed the issuance of $350,000 aggregate principal amount of the 2029 Notes, which mature on April 15, 2029. Interest on the 2029 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.

With the proceeds from the 2029 Notes and cash generated from operations, the Company (1) redeemed the entire outstanding $325,000 aggregate principal amount of the 2024 Notes on November 4, 2020, (2) paid $9,857 consisting of the associated redemption premium and all accrued and unpaid interest on the 2024 Notes, (3) repaid $40,000 under the Senior Credit Facility, and (4) paid approximately $4,500 of fees and expenses related to the offering and issuance of the 2029 Notes.

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
For the three months ended September 30, 2020, we recorded revenue of $551.6 million, as compared to $567.6 million for the same period last year. For the nine months ended September 30, 2020, we recorded revenue of $1,762.4 million, as compared to $1,635.2 million for the same period last year.
Nurse and allied solutions segment revenue comprised 71% and 70% of total consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which includes skilled labor solutions for remote medical coding, clinical documentation improvement, case management, clinical data registry, and provides auditing and advisory services.

Physician and leadership solutions segment revenue comprised 20% and 26% of total consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. Through our physician and leadership solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare professionals we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 9% and 4% of total consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language interpretation services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) RPO services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) credentialing services, and (6) flex pool management services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on February 14, 2020, December 19, 2019, June 14, 2019, and January 30, 2019, we acquired Stratus Video, b4health, Advanced, and Silversheet, respectively. Stratus Video is a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, supported by proprietary technology platforms. b4health is an innovative technology company providing a web-based internal float pool management solution and vendor management system for healthcare facilities. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. See additional information in the accompanying Note (2), “Acquisitions.”
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends. During the first few months of 2020, the positive macroeconomic and labor trends created a highly competitive market for healthcare professionals. However, when the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. Although most of these “shelter-in-place” orders and service suspensions have been loosened and lifted, general utilization of healthcare continues to be below the pre-COVID-19 levels, which continues to negatively impact demand for many of our business lines other than nursing, certain allied disciplines, language interpretation services and our vendor management technology solutions. At the same time, demand for our nursing services has fluctuated significantly throughout the nine months of the year based on COVID-19 related needs and is currently at a historically high level. With the uncertainty regarding safety concerns, the increase in unemployment, related economic concerns and the uncertainty surrounding the COVID-19 pandemic, we are unable to predict the extent and duration to which demand for our businesses will continue to be impacted by the COVID-19 pandemic.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. Starting in early March, and in response to the COVID-19 public health crisis, bill rates and wages for nurses increased significantly in order to attract nurses to higher risk positions. In the latter part of April, we experienced a significant cancellation of requests for nurses as hospitalization rates from COVID-19 were initially well below originally expected levels in most areas of the US other than the northeast. In May and early June, with the decrease in COVID-19 related requests coupled with the lower healthcare utilization overall, demand in our nursing businesses dropped well below prior year levels, and bill rates started trending back towards standard rate levels. Starting in late-June, as COVID-19 infection rates and hospitalizations significantly increased across many areas of the country, demand for nurses rose quickly, and total demand for nursing has exceeded prior year levels since mid-July and is currently at record levels. Demand for nurses in specialties including ICU, telemetry, and medical surgical nurses is particularly strong, and needs are high across the country. With the higher demand, and urgent need to quickly fill positions, bill rates and wages for these nurses are currently well above prior year levels. Although the number of nurses on travel assignments has been increasing each month since the lowest point in July, our ability to adequately meet the high client demand is constrained by the tight labor market along with nurse burnout and other issues related to the pandemic. In addition, as a result of the significant increase in COVID-19 infection and hospitalization rates throughout the third quarter and into October, our workers’ compensation insurance costs have increased.

The allied staffing division is also seeing record demand, but this demand significantly varies by discipline. We have seen a significant increase in demand for respiratory therapists and lab technicians due to the high COVID-19 infections and hospitalizations across the country. Demand for our imaging and lab specialties has steadily recovered and is now above prior year levels. For speech language therapists contracted to work with schools, the uneven levels of in-person education has slowed in growth, but this slowdown in growth has been partially mitigated by the fact that many therapists have been able to deliver care through the adoption of our teletherapy platform. Prior to the COVID-19 public health crisis, our allied staffing division experienced a decline in demand for physical therapists from skilled nursing facility and home health clients resulting from recently implemented Medicare reimbursement changes. This decline in demand was further exacerbated by the impact of COVID-19 in March. Although the utilization of physical therapists has been slowly increasing with the general recovery in healthcare, demand and placements for this discipline are still well below prior year.

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

For our interim leadership division, demand decreased as providers reacted to lower patient volumes and focused on cost containment. Our physician permanent placement and healthcare executive search businesses experienced a decline in overall search demand as many clients have temporarily suspended filling open roles due to uncertainty from the COVID-19 public health crisis. Since June, demand for our interim and permanent placement services has improved from their lowest levels, but clients remain cautious in hiring in this uncertain environment.

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

In early March, the utilization in our language interpretation business declined as a result of the COVID-19-related suspension or restriction of elective and “non-essential” healthcare services. However, utilization started to increase in late April as many of these restrictions were lifted and healthcare utilization resumed more normal activities. By mid-June, weekly interpretation minutes utilized were above pre-COVID-19 levels and have continued to steadily increase from both existing and new clients.

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

In response to the reduced demand for services as a result of the COVID-19 pandemic, throughout the second quarter, we took actions to reduce our selling, general and administrative expenses. Cost reduction actions taken included, among other things, suspending employer contributions under our 401(k) retirement savings plan and deferred compensation plan, reducing our workforce to correspond to reduced demand, and reducing variable compensation, travel, professional services and marketing expenses. As our businesses continue to recover, we have been selectively increasing our workforce, increasing spending in certain areas and restoring certain benefits, although overall expenses are still well below the levels before COVID-19.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Silversheet, Advanced, b4health and Stratus Video acquisitions impact the comparability of the results between the three and nine months ended September 30, 2020 and 2019 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.5	66.5	66.9	66.6
Gross profit	33.5	33.5	33.1	33.4
Selling, general and administrative	20.2	23.5	22.4	22.9
Depreciation and amortization	4.9	3.0	3.9	2.6
Income from operations	8.4	7.0	6.8	7.9
Interest expense, net, and other	2.3	1.4	1.9	1.1
Income before income taxes	6.1	5.6	4.9	6.8
Income tax expense	1.4	1.5	1.4	1.5
Net income	4.7%	4.1%	3.5%	5.3%

Comparison of Results for the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Revenue. Revenue decreased 3% to $551.6 million for the three months ended September 30, 2020 from $567.6 million for the same period in 2019, primarily attributable to lower revenue in our physician and leadership solutions and nurse and allied solutions segments, partially offset by additional revenue of $36.6 million from our b4health and Stratus Video acquisitions. Excluding the additional revenue from acquisitions, revenue decreased 9%.
Nurse and allied solutions segment revenue decreased 4% to $382.7 million for the three months ended September 30, 2020 from $398.4 million for the same period in 2019. The $15.7 million decrease was primarily attributable to a 20% decrease in the average number of healthcare professionals on assignment, partially offset by an approximately 15% increase in the average bill rate during the three months ended September 30, 2020.
Physician and leadership solutions segment revenue decreased 24% to $109.1 million for the three months ended September 30, 2020 from $143.8 million for the same period in 2019. The $34.7 million decrease was primarily attributable to a 16% decrease in the number of days filled and a 4% decrease in the revenue per day filled in our locum tenens business, which was attributable to the continued impact of COVID-19 since the second half of March of 2020, during the three months ended September 30, 2020. In addition, revenue in our interim leadership and permanent placement businesses declined during the three months ended September 30, 2020 due to a decrease in overall demand as some clients continued to place new searches on hold due to the COVID-19 public health crisis.
Technology and workforce solutions segment revenue increased 136% to $59.8 million for the three months ended September 30, 2020 from $25.3 million for the same period in 2019. The $34.5 million increase was primarily attributable to additional revenue of $36.6 million from our b4health and Stratus Video acquisitions during the three months ended September 30, 2020.
For the three months ended September 30, 2020 and 2019, revenue under our MSP arrangements comprised approximately 49% and 43% of our consolidated revenue, 67% and 54% for nurse and allied solutions segment revenue and 16% and 20% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 3% to $184.6 million for the three months ended September 30, 2020 from $190.0 million for the same period in 2019, representing gross margins of 33.5% and 33.5%, respectively. Consolidated gross margin for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily impacted by a lower gross margin in our nurse and allied solutions segment, driven primarily by higher workers’ compensation and health insurance expenses due to the COVID-19 pandemic, which was offset by the change in sales mix resulting from our b4health and Stratus Video acquisitions and their higher margins as compared to our staffing businesses. Gross margin by reportable segment for the three months ended September 30, 2020 and 2019 was 27.4% and 28.5% for nurse and allied solutions, 36.7% and 36.8% for physician and leadership solutions, and 66.1% and 93.0% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of lower margin Stratus Video as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $111.2 million, representing 20.2% of revenue, for the three months ended September 30, 2020, as compared to $133.2 million, representing 23.5% of revenue, for the same period in 2019. The decrease in SG&A expenses was primarily due to cost reduction measures that were initiated during the second quarter of 2020 and a $10.3 million decrease related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses. The overall decrease was partially offset by $5.7 million of additional SG&A expenses from the b4health and Stratus Video acquisitions. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2020	2019
Nurse and allied solutions	$52,067	$60,925
Physician and leadership solutions	24,537	35,455
Technology and workforce solutions	14,369	12,145
Unallocated corporate overhead	16,490	21,857
Share-based compensation	3,772	2,825
	$111,235	$133,207
Depreciation and Amortization Expenses. Amortization expense increased 72% to $19.6 million for the three months ended September 30, 2020 from $11.4 million for the same period in 2019, primarily attributable to additional amortization expenses related to the intangible assets acquired in the b4health and Stratus Video acquisitions and the shortened useful lives of tradename intangible assets during the third quarter of 2020. Depreciation expense increased 28% to $7.3 million for the three months ended September 30, 2020 from $5.7 million for the same period in 2019, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $12.6 million during the three months ended September 30, 2020 as compared to $7.8 million for the same period in 2019. The increase is primarily due to a higher average debt outstanding balance for the three months ended September 30, 2020, which resulted from (1) borrowings under our Amended Credit Agreement (as defined below in this Item 2) used to finance the Stratus Video acquisition, (2) the issuance of our Existing 2027 Notes (as defined below in this Item 2) in October 2019, and (3) the issuance of our New 2027 Notes (as defined below in this Item 2) in August 2020. The proceeds from the issuances of the higher interest bearing senior notes were used to repay, in whole in the fourth quarter of 2019 and in part in the third quarter of 2020, our indebtedness under the Credit Facilities (as defined below in this Item 2).

Income Tax Expense. Income tax expense was $7.8 million for the three months ended September 30, 2020 as compared to $8.4 million for the same period in 2019, reflecting effective income tax rates of 23% and 26% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of a $1.6 million discrete tax benefit for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended September 30, 2020 compared to a $0.2 million discrete tax benefit for COLI during the same period in 2019, in relation to income before income taxes of $33.9 million and $31.9 million for the three months ended September 30, 2020 and 2019, respectively. We currently estimate our annual effective tax rate to be approximately 29% for 2020. The 23% effective tax rate for the three months ended September 30, 2020 differs from our estimated annual effective tax rate of 29% primarily due to the discrete tax benefits for COLI and shared-based compensation recognized during the three months ended September 30, 2020, in relation to income before income taxes.

Comparison of Results for the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Revenue. Revenue increased 8% to $1,762.4 million for the nine months ended September 30, 2020 from $1,635.2 million for the same period in 2019, primarily attributable to additional revenue of $154.4 million from our Silversheet, Advanced, b4health, and Stratus Video acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by lower revenue in our physician and leadership solutions segment. Excluding the additional revenue from acquisitions, revenue decreased 2%.
Nurse and allied solutions segment revenue increased 10% to $1,251.5 million for the nine months ended September 30, 2020 from $1,139.9 million for the same period in 2019. The $111.6 million increase was primarily attributable to additional revenue of $72.2 million in connection with the Advanced acquisition. Excluding the impact from the Advanced acquisition, the increase was also attributable to an approximately 14% increase in the average bill rate, partially offset by a 12% decrease in the average number of healthcare professionals on assignment and an approximately $15.0 million decrease in labor disruption revenue during the nine months ended September 30, 2020.
Physician and leadership solutions segment revenue decreased 16% to $355.6 million for the nine months ended September 30, 2020 from $423.4 million for the same period in 2019. The $67.8 million decrease was primarily attributable to a 13% decrease in the number of days filled during the nine months ended September 30, 2020 and a 3% decrease in the revenue per day filled in our locum tenens business. In addition, revenue in our interim leadership and permanent placement businesses declined during the nine months ended September 30, 2020 due to a decrease in overall demand as some clients placed new searches on hold due to the COVID-19 public health crisis.
Technology and workforce solutions segment revenue increased 116% to $155.4 million for the nine months ended September 30, 2020 from $72.0 million for the same period in 2019. Of the $83.4 million increase, $82.2 million was attributable to additional revenue from our Silversheet, b4health and Stratus Video acquisitions during the nine months ended September 30, 2020.
For the nine months ended September 30, 2020 and 2019, revenue under our MSP arrangements comprised approximately 49% and 46% of our consolidated revenue, 65% and 58% for nurse and allied solutions segment revenue and 17% and 20% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 7% to $584.2 million for the nine months ended September 30, 2020 from $546.3 million for the same period in 2019, representing gross margins of 33.1% and 33.4%, respectively. The decline in consolidated gross margin for the nine months ended September 30, 2020 was primarily due to a lower gross margin in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads and higher workers’ compensation insurance expenses due to the COVID-19 pandemic, partially offset by the change in sales mix resulting from our b4health and Stratus Video acquisitions and their higher margins as compared to our staffing businesses. Gross margin by reportable segment for the nine months ended September 30, 2020 and 2019 was 27.6% and 28.3% for nurse and allied solutions, 36.6% and 36.9% for physician and leadership solutions, and 69.5% and 93.0% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of lower margin Stratus Video as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. SG&A expenses were $394.5 million, representing 22.4% of revenue, for the nine months ended September 30, 2020, as compared to $374.9 million, representing 22.9% of revenue, for the same period in 2019. The increase in SG&A expenses was primarily due to $24.4 million of additional SG&A expenses from the Silversheet, Advanced, b4health, and Stratus Video acquisitions, a $6.9 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses, a $3.5 million lower favorable actuarial-based decrease in our professional liability reserves as compared to the same period in 2019, and a $3.3 million increase in share-based compensation expense. The increase was partially offset by cost reduction measures that were initiated during the second quarter of 2020. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2020	2019
Nurse and allied solutions	$172,256	$164,308
Physician and leadership solutions	84,820	103,950
Technology and workforce solutions	46,192	33,808
Unallocated corporate overhead	76,223	61,093
Share-based compensation	15,046	11,713
	$394,537	$374,872

Depreciation and Amortization Expenses. Amortization expense increased 89% to $48.1 million for the nine months ended September 30, 2020 from $25.4 million for the same period in 2019, with the increase primarily attributable to additional amortization expenses related to the intangible assets acquired in the Advanced, b4health and Stratus Video acquisitions, the shortened useful life of the tradename intangible asset acquired in the MedPartners acquisition, which occurred during the third quarter of 2019, and the shortened useful lives of tradename intangible assets during the third quarter of 2020. Depreciation expense increased 30% to $21.0 million for the nine months ended September 30, 2020 from $16.1 million for the same period in 2019, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing front and back office information technology initiatives.
Interest Expense, Net, and Other. Interest expense, net, and other, was $35.1 million during the nine months ended September 30, 2020 as compared to $19.6 million for the same period in 2019. The increase is primarily due to a higher average debt outstanding balance for the nine months ended September 30, 2020, which resulted from (1) borrowings under our Amended Credit Agreement (as defined below in this Item 2) used to finance the Stratus Video and Advanced acquisitions, (2) the issuance of our Existing 2027 Notes (as defined below in this Item 2) in October 2019, and (3) the issuance of our New 2027 Notes (as defined below in this Item 2) in August 2020. The proceeds from the issuances of the higher interest bearing senior notes were used to repay, in whole in the fourth quarter of 2019 and in part in the third quarter of 2020, our indebtedness under the Credit Facilities (as defined below in this Item 2).
Income Tax Expense. Income tax expense was $24.2 million for the nine months ended September 30, 2020 as compared to income tax expense of $23.9 million for the same period in 2019, reflecting effective income tax rates of 28% and 22% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of discrete tax benefits of $2.9 million and $9.8 million in relation to income before income taxes of $85.5 million and $110.4 million for the nine months ended September 30, 2020 and 2019, respectively. We currently estimate our annual effective income tax rate to be approximately 29% for 2020.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2020	2019

Net cash provided by operating activities	$216,981	$146,205
Net cash used in investing activities	(528,458)	(253,606)
Net cash provided by financing activities	266,557	136,440
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of September 30, 2020, (1) the total of our Additional Term Loan (as defined below) outstanding (including both current and long-term portions) was $46.9 million, (2) $40.0 million was drawn with $338.1 million of available credit under the Senior Credit Facility (as defined below), (3) the aggregate principal amount of our 5.125% Senior Notes due 2024 (the “2024 Notes”) outstanding equaled $325.0 million and (4) the aggregate principal amount of our the 2027 Notes (as defined below) outstanding equaled $500.0 million. We describe in further detail our credit agreement, in effect prior to the second amendment thereof, under which our Senior Credit Facility is governed, the 2024 Notes, and the 2027 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2019 Annual Report. See additional information on our Amended Credit Agreement (as defined below) and the New 2027 Notes (as defined below) in Note (6), “Notes Payable and Credit Agreement” to the accompanying Condensed Consolidated Financial Statements.
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $217.0 million, compared to $146.2 million for the same period in 2019. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in other liabilities between periods of $36.9 million, and a corresponding decrease in income tax receivable between periods of $9.6 million, primarily due to our election to defer estimated income tax payments and employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was partially offset by the contingent consideration earn-out payment for the Advanced acquisition (in excess of its acquisition-date fair value, which is noted below in financing activities), (2) a decrease in accounts receivable and subcontractor receivable between periods of $19.0 million due to improved collections and a decrease in associate vendor usage, (3) an increase in accounts payable and accrued expenses between periods of $8.8 million primarily due to the payment of a loss contingency during the second quarter of 2019, (4) a decrease in other assets between periods of $12.2 million due to lower long-term prepayments and deposits. The overall increase was partially offset by a decrease in accrued compensation and benefits between periods of $12.2 million primarily due to lower employee contributions to the deferred compensation plan as compared to the prior year. Our Days Sales Outstanding (“DSO”) was 59 days at September 30, 2020, 55 days at December 31, 2019, and 57 days at September 30, 2019.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $528.5 million, compared to $253.6 million for the same period in 2019. The increase was primarily due to (1) $476.5 million used for acquisitions during the nine months ended September 30, 2020, as compared to $228.2 million during the nine months ended September 30, 2019, and (2) a net purchase of restricted investments related to our captive insurance company of $15.9 million during the nine months ended September 30, 2020, as compared to net proceeds of $11.9 million during the nine months ended September 30, 2019, which is primarily due to strategic planning of investing in longer maturities. In addition, capital expenditures were $27.4 million and $24.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 was $266.6 million, primarily due to (1) borrowings of $245.0 million under the Senior Credit Facility (as defined below) and $250.0 million under the Additional Term Loan (as defined below), which were primarily used to fund our Stratus Video acquisition, and (2) $202.0 million of gross proceeds received in connection with the issuance of the New 2027 Notes (as defined below), partially offset by (1) the repayments of $205.0 million under the Senior Credit Facility and $203.1 million under the Additional Term Loan, (2) $10.6 million for acquisition contingent consideration earn-out payments, (3) $4.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $6.9 million payment of financing costs in connection with the Amended Credit Agreement (as defined below) and the issuance of the New 2027 Notes. Net cash provided by financing activities during the nine months ended September 30, 2019 was $136.4 million, primarily due to borrowings of $101.0 million under the Senior Credit Facility and $150.0 million of borrowings under the Term Loan (as defined below) used to fund our Advanced acquisition, partially offset by (1) the repayment of $75.0 million under the Senior Credit Facility, (2) $18.7 million paid in connection with the repurchase of common stock, (3) $5.7 million for acquisition contingent consideration earn-out payments, and (4) $13.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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

4.625% Senior Notes Due 2027

On August 13, 2020, AMN Healthcare, Inc., a wholly owned subsidiary of the Company, completed the issuance of an additional $200.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “New 2027 Notes”), which were issued at a price of 101.000% of the aggregate principal amount. The New 2027 Notes were issued pursuant to the existing indenture, dated as of October 1, 2019, under which we previously issued $300.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “Existing 2027 Notes” and together with the New 2027 Notes, the “2027 Notes”). The New 2027 Notes will be treated as a single series with the Existing 2027 Notes and will have the same terms (other than issue price, issue date and the date from which interest accrues) as those of the Existing 2027 Notes. Interest on the 2027 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2020 with respect to the New 2027 Notes. The terms of the Existing 2027 Notes, including maturity date, redemption and interest terms, are described in further detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—4.625% Senior Notes Due 2027” of our 2019 Annual Report.

We used the proceeds from the issuance of the New 2027 Notes to repay $200.0 million of our indebtedness under the Additional Term Loan during the third quarter of 2020.

4.000% Senior Notes Due 2029

On October 20, 2020, AMN Healthcare, Inc., a wholly owned subsidiary of the Company, completed the issuance of $350.0 million aggregate principal amount of 4.000% Senior Notes due 2029 (the “2029 Notes”). The 2029 Notes will mature on April 15, 2029. Interest on the 2029 Notes will be payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.

At any time and from time to time on and after April 15, 2024, we will be entitled at our option to redeem all or a portion of the 2029 Notes upon not less than 10 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date) set forth below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date (subject to the right of holders of record of the 2029 Notes on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve month period commencing on April 15 of the years set forth below:

Period	Redemption Price
2024	102.000%
2025	101.000%
2026 and thereafter	100.000%

At any time and from time to time prior to April 15, 2024, we may also redeem 2029 Notes with the net cash proceeds of certain equity offerings in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Notes issued, at a redemption price (expressed as a percentage of principal amount) of 104.000% of the principal amount thereof plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date.

In addition, we may redeem some or all of the 2029 Notes at any time and from time to time prior to April 15, 2024 at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest thereon, if any, to (but excluding) the applicable redemption date, plus a “make-whole” premium based on the applicable treasury rate plus 50 basis points.

Upon the occurrence of specified change of control events as defined in the indenture governing the 2029 Notes, we must offer to repurchase the 2029 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

The indenture governing the 2029 Notes contains covenants that, among other things, restricts our ability to:

•sell assets;
•pay dividends or make other distributions on capital stock, make payments in respect of subordinated indebtedness or make other restricted payments;
•make certain investments;
•incur or guarantee additional indebtedness or issue preferred stock;
•create certain liens;

•enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;
•consolidate, merge or transfer all or substantially all of their assets;
•enter into transactions with affiliates; and
•create unrestricted subsidiaries.

These covenants are subject to a number of important exceptions and qualifications. The indenture governing the 2029 Notes contains affirmative covenants and events of default that are customary for indentures governing high yield securities. The 2029 Notes and the guarantees are not subject to any registration rights agreement.

We used the proceeds from the issuance of the 2029 Notes, along with cash generated from operations, to redeem all of our outstanding $325.0 million aggregate principal amount of 2024 Notes on November 4, 2020, (2) pay the associated redemption premium and all accrued and unpaid interest on the 2024 Notes, (3) repay $40.0 million under the Senior Credit Facility, and (4) pay fees and expenses related to the transaction.
Letters of Credit
At September 30, 2020, we maintained outstanding standby letters of credit totaling $24.1 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $24.1 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $21.9 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2019 totaled $19.8 million.

Off-Balance Sheet Arrangements
At September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2020, other than the borrowings and repayments under the Amended Credit Agreement and the issuance the New 2027 Notes, which are described in the accompanying Note (2), “Acquisitions” and Note (6), “Notes Payable and Credit Agreement,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2019 Annual Report.

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
•the duration and extent to which hospitals and other healthcare entities decrease their utilization of temporary nurses and allied healthcare professionals, physicians, healthcare leaders and other healthcare professionals and workforce technology applications as a result of the suspension or reinstitution of restrictions placed on non-essential and elective healthcare as a result of the COVID-19 pandemic;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2020, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We could be negatively affected by the widespread outbreak of an illness or any other public health crisis. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. There remains a significant risk that the “shelter-in-place” orders, quarantines and restrictions on travel and mass gatherings that were ordered earlier in the year to slow the spread of the virus may be reinstituted as COVID-19 rates continue to climb in many parts of the country. In addition, many “non-essential” businesses continue to restrict their operations or shift to a remote working environment, which restricts the delivery of non-emergency healthcare.

Demand for our staffing services and workforce technology solutions is sensitive to changes in economic activity and has fluctuated significantly over the course of the COVID-10 pandemic. Demand for non-essential and elective healthcare has been negatively impacted by the COVID-19 pandemic. Many hospitals and other healthcare entities have significantly decreased their utilization of temporary healthcare professionals, interpreters, coders and permanent recruitment and placement services, which has resulted in decreased demand for many of our service offerings and utilization of our workforce technology platforms. We expect this decreased demand will have an adverse effect on our business, financial condition and results of operations. Many individuals may continue to forgo non-essential and elective healthcare even after “safer at home” restrictions and recommendations are lifted. We are unable to predict the duration and extent to which demand for our services will be negatively impacted by the COVID-19 pandemic.
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
The COVID-19 pandemic, and any other outbreak of illness or other public health crises, may also disrupt our operations due to the unavailability of our corporate team members or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions or other factors that limit our existing or potential workforce and pool of candidates. In addition, we may experience negative financial effects of the COVID-19 due to higher workers’ compensation and health insurance costs, for which we are largely self-insured. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
Given the economic impact the COVID-19 pandemic has had on the financial condition of many hospitals and healthcare systems, many of our clients have experienced cash flow issues and difficulty gaining access to sufficient credit, which has, in some cases, impaired their ability to make payments to us, timely or otherwise, for services rendered and we have already experienced an increase to our allowance for credit losses for accounts receivable. We may also be subject to claims from these clients relating to the ability to provide services under terms and conditions that they believe are fair and reasonable.

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

During the nine months ended September 30, 2020, we did not repurchase any shares of common stock. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” set forth in our 2019 Annual Report.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Indenture, dated as of October 20, 2020, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank National Association.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2020

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)