Form 10-K
period 2020-12-31
AMN HEALTHCARE SERVICES INC
filed 2021-02-26
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020, was $2,111,094,202 based on a closing sale price of $45.24 per share.
As of February 24, 2021, there were 47,180,479 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 21, 2021 have been incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “AMN Healthcare,” “AMN,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries. This Annual Report contains references to our trademarks and service marks. For convenience, trademarks, service marks and trade names referred to in this Annual Report do not appear with the ®, TM, or SM symbols, but the lack of references is not intended to indicate that we will not assert our right to these trademarks, service marks and trade names.

PART I

10-K Introduction

This section provides an overview of AMN Healthcare Services, Inc. It does not contain all of the information you should consider. Please read the entire Annual Report on Form 10-K carefully before voting or making an investment decision.

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 8	Page 8
Management’s Discussion & Analysis	Financial Statements
Page 22	Page 35

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 20
Results of Operations	Page 25
Liquidity and Capital Resources	Page 28
Financial Statement Footnotes	Page 43

Item 1.    Business

Overview of Our Company and Business Strategy
We are the leader and innovator in total talent solutions for the healthcare sector in the United States. We are passionate about all aspects of our mission to:
•Deliver the right talent and insights to help healthcare organizations optimize their workforce.
•Provide healthcare professionals opportunities to do their best work toward high-quality patient care.
•Create a values-based culture of innovation in which our team members can achieve their goals.
Our solutions enable our clients to optimize their workforce, simplify staffing complexity, increase efficiency and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, technology, analytics, and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer temporary, project, and permanent career opportunities to our healthcare professionals, from nurses, doctors, and allied health professionals to healthcare leaders and executives in a variety of clinical settings across the nation to help them achieve their personal and professional goals.
Our strategy is designed to support growth in the number and size of customer relationships and expansion of the markets we serve. Driving increased adoption of our existing talent solutions through cross-selling will deepen and broaden our customer relationships. We will continue to innovate, develop and invest in new, complementary solutions to our portfolio that optimize our clients’ workforce and better engage our talent network. We expect this will help us expand our strategic customer relationships to help clients address their workforce pain points, while driving more recurring revenue, with an improved margin mix that, similar to our leadership in managed services programs (“MSP”), will be less sensitive to economic cycles.

Over the past decade, our business has evolved beyond traditional healthcare staffing and recruitment services; we have become a strategic total talent solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of healthcare talent-related needs. In addition to our healthcare professional staffing and recruitment services, our suite of healthcare workforce solutions includes MSPs, vendor management systems (“VMS”), medical language interpretation services, predictive labor analytics, workforce optimization technology and consulting, clinical labor scheduling, recruitment process outsourcing (“RPO”), revenue cycle solutions, and credentialing software services. We enable clients to build and optimize their healthcare talent to deliver great patient outcomes and experience. Our talent network includes thousands of highly skilled, experienced professionals who trust us to place them in environments that expand and leverage their qualifications and expertise.
When developing and acquiring talent solutions, both services and technology, we consider many important criteria: (1) identifying and addressing the most pressing current and future needs of our clients and talent network; (2) alignment with our core operations, expertise, and access to healthcare professionals; (3) ways to deepen and broaden our client and healthcare professional relationships; (4) talent and technology solutions that expand the markets we serve; (5) businesses that reduce our sensitivity to economic cycles; and (6) offerings that differentiate us from competitors.
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. We have accelerated the integration of technology-based solutions in our core recruitment processes through targeted investment in digital capabilities, mobile applications and data analytics. These innovations provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. Our investments in technology systems will help us realize greater scale, agility, and cost efficiencies.

Human Capital Management
Providing total talent solutions to our clients is our primary source of revenue generation, so development of a broad base of healthcare professionals and corporate team members who are valued, respected and supported is essential to drive shareholder value and achieve our long-term growth objectives. To support these objectives, our human capital management strategy generally focuses on talent recruitment, engagement and retention, diversity, equality and inclusion, and employee health and safety. The central components of our human capital management strategy and infrastructure are described in more detail in this section below.

The strength of our human capital management infrastructure and strategy was also instrumental to our COVID-19 response in 2020. When the COVID-19 pandemic hit, the Company and its teams worked quickly to assess the impact of the pandemic on our team members, healthcare professionals, communities, clients and their patients and took immediate action to mitigate the risks to all stakeholders. Throughout the pandemic, caring for the well-being of our team members and healthcare professionals has been a primary focus. We are working hard every day to ensure that all of our team members and healthcare professionals have the resources available to help them navigate the continued challenges and stresses associated with the pandemic.

The care, support and safety of our frontline healthcare professionals was and remains at the forefront for us. We have provided our healthcare professionals with additional support from our corporate clinical staff, third party vendors providing mental health resources, sick pay while quarantined and other products and services to show our appreciation for them.

We quickly and effectively moved our roughly 3,000 corporate team members to a fully remote work environment in March 2020 and our offices remain closed. Our team members have continued to support our clients and healthcare professionals with the highest level of service from their home offices without a disruption in our business operations. We have provided our team members with stipends and other resources in 2020 and 2021 to establish their new working environments.

As of December 31, 2020, we had approximately 3,000 corporate team members, which includes both full-time and part-time. During the fourth quarter of 2020, we had an average of (1) 10,084 nurses, allied and other healthcare professionals, (2) 314 executive and clinical leadership interim staff, and (3) 1,239 medically qualified interpreters working for us. This does not include independent contractors, such as our locum tenens and contract interpreters, who were not our employees in 2020.

Diversity, Equality and Inclusion
At AMN, our diversity, equality and inclusion philosophy is grounded in the belief that we should respect all voices, seek diverse perspectives, and succeed when we act together as a positive force for all of humanity. We have the opportunity to make an impact on each other, our industry, and other communities by fostering a diverse team with a passion for social justice and equity. We are committed to actively engaging in building an organization and society where equality is the norm, equity is achieved, and inclusion is universal so that we may all thrive.

We believe that our diverse workforce, and inclusive environment drives the innovation and better outcomes that have made us the leader in total talent solutions. While the diverse backgrounds and experiences we seek are broad, here is a snapshot of some of the diversity of our team as of January 2021: 65% of our team members are women; 64% of our supervisor through senior manager roles are held by women; 56% of our board of directors are women; 32% of our team members are non white; our team is 57% Millennials, 34% Generation X, 8% Baby Boomers, and less than 1% other generations; and team members self-identified as veterans, disabled, and LGBTQ+, each represent approximately 2% of our team. In 2019 and 2020, AMN was named to the Bloomberg Gender-Equality Index. AMN also received a top ranking – 95 out of 100 – in the Human Rights Campaign Foundation’s 2021 Corporate Equality Index. We believe that our robust human capital management infrastructure and commitment to diversity, equality and inclusion is fundamental to our continued recognition as one of America’s Most Responsible Companies in 2020 and 2021. In addition, the Women’s Forum of New York and 2020 Women on Board recently recognized us for advancing gender parity in the boardroom.

Team Member Engagement
To assess the engagement of our team members and take action to mitigate risks associated with workforce engagement, development and retention, we conduct an annual survey to assess the engagement of our team members. While the format of our annual survey varies from year to year to best capture different measures of employee engagement, the results of each assessment are discussed with our board of directors, and is incorporated into our annual human capital management strategic planning process. In 2019, our overall employee engagement was measured at 80%. We did not conduct an annual engagement survey in 2020 due to the disruptions presented by the COVID-19 pandemic. In the Spring of 2020, we surveyed our team members to see how they were doing in the new environment and also solicited feedback on how they thought the Company was handling the pandemic. We were pleased with the results, with the team members providing high marks noting that the Company placed their safety as paramount and was very transparent in communications about the current situations and the evolving future.

In addition, during 2020, we focused our attention and efforts on increasing engagement through our growing number of employee resource groups. Best practice research indicates that team member engagement and retention is positively impacted if team members are connected to like-minded peers and leaders. To build an inclusive infrastructure of employee resource groups that closely aligns with the diverse interests and backgrounds of our team members, we believe we have invested into and dedicated the necessary resources. As of December 31, 2020, we actively supported seven employee resource groups and approximately 30% of our corporate team members are members of a resource group. Each of our employee resource groups is sponsored by members of our executive team.

Our Services
In 2020, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions and (3) technology and workforce solutions. We describe each segment’s revenue and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Through our business segments, we provide our healthcare clients with a wide range of workforce solutions and staffing services as set forth below.
(1) Travel Nurse Staffing. We provide clients with nurses, most of them registered nurses, to work temporary assignments under our flagship brand, American Mobile, as well as under our Onward Healthcare brand. Assignments in acute-care hospitals, including teaching institutions, trauma centers and community hospitals, comprise the majority of our assignments. The length of the assignment varies with a typical travel nurse assignment of 13 weeks. Under our O’Grady Peyton brand, we also recruit nurses internationally from English speaking countries who immigrate to the United States under a permanent resident visa (Green Card) and who typically work for us for a period of 24 months.
(2)Rapid Response Nurse Staffing and Labor Disruption Services. We provide a shorter-term staffing solution of typically up to eight weeks under our NurseChoice and HealthSource Global Staffing brands to address hospitals’ urgent need for registered nurses. NurseChoice and HealthSource Global Staffing recruit and place nurses who can begin assignments within one to two weeks in contrast to the three to five week lead time that may be required for travel nurses. We also provide labor disruption services for clients involved in strikes of nurses and allied professional staff through our HealthSource Global Staffing brand.
(3)Local, or Per Diem, Staffing. Through our Nursefinders brand, we provide our clients local staffing, often in support of our MSP clients. Local staffing involves the placement of locally-based healthcare professionals on daily shift work on an as-needed basis. Hospitals and healthcare facilities often give only a few hours’ notice of their local staffing assignments that require a turnaround from their staffing agencies of generally less than 24 hours.
(4)Locum Tenens Staffing. We place physicians of all specialties, advanced practice clinicians and dentists on an independent contractor basis on temporary assignments with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We recruit these professionals nationwide and typically place them on assignment lengths ranging from a few days up to one year. We market these services through our Staff Care and Locum Leaders brands.
(5)Allied Staffing. We provide allied health professionals under the Med Travelers and Club Staffing brands to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, schools, and retail and mail-order pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, lab technicians, speech pathologists, rehabilitation assistants and pharmacists.
(6)Revenue Cycle Solutions. Our AMN Revenue Cycle Solutions brand provides skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and also provides auditing and advisory services. Clients include hospitals and physician medical groups nationwide.
(7)Physician Permanent Placement Services. We provide retained search, physician permanent placement services to hospitals, healthcare facilities and physician practice groups throughout the United States through our Merritt Hawkins brand.
(8)Interim Leadership Staffing and Executive Search Services. Under the brand name B.E. Smith, we provide executive and clinical leadership interim staffing, healthcare executive search services and advisory services. Practice areas include senior healthcare executives, physician executives, chief nursing officers and other clinical and operational leaders. We also provide physician executive leadership search services focused on serving academic medical centers and children’s hospitals nationwide. This business line provides us greater access to the “C-suite” of our clients and prospective clients, which we believe helps improve our visibility as a strategic partner to them and helps provide us with cross-selling opportunities.
(9)Recruitment Process Outsourcing. We offer our clients RPO services, customized to their particular needs, in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of the client. Our RPO program leverages our expertise and support systems to replace or complement a client’s existing internal recruitment functions for permanent hiring needs, providing cost-effective flexibility to our clients to determine how to best obtain and use recruiting resources.
(10)Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s staffing needs. This service includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s staffing needs. We believe an MSP increases efficiencies and cost savings for our clients and facilities staffing optimization. We often use our own VMS technology as part of our MSP, which we believe further enhances the value of our service offering. In 2020, we had approximately $1.7 billion in annualized gross billings under management under our MSPs and approximately 50% of our consolidated revenue flowed through MSP relationships, which has steadily increased over the past decade.
(11)Language Interpretation Services. Through our acquisition of Stratus Video, our AMN Language Services division provides healthcare interpretation services via remote video, over the phone, and onsite in-person. These services are all supported by proprietary technology platforms, which enable real-time routing of video and audio calls, drive client efficiency with an in-person scheduling mobile application, and power interoperability with multiple telehealth platforms.
(12)Vendor Management Systems. Some clients and prospective clients prefer a vendor-neutral VMS technology that allows them to self-manage procurement of contingent clinical labor and their internal float pool. We provide three software as a service (“SaaS”)-based VMS technologies, ShiftWise, Medefis and b4health, to clients that desire this option. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2020, we had approximately $1.9 billion in annualized gross billings flow through our VMS programs.
(13)Workforce Optimization Services. We provide workforce optimization services, including consulting, data analytics, predictive labor demand modeling and SaaS-delivered scheduling technology. Our Avantas business provides proprietary scheduling software, Smart Square, that uses predictive analytics to create better, more accurate and timely staffing plans for a client, which has been demonstrated to reduce a client’s clinical labor spend.
(14)Credentialing Services. Through our acquisition of Silversheet, we provide innovative credentialing software solutions to clinicians and healthcare enterprises. Silversheet’s products help reduce the complexity and challenges of the clinician credentialing process, enhance our clients’ ability to provide safe, effective, and high-quality medical care for patients, and greatly improve the clinician experience.

(15)Digital Staffing. Through investment in new technologies, we are streamlining the match of the right clinicians to the right assignment to meet the on-demand needs of our clients. The AMN Passport and AMN hub mobile applications allow nurses and allied professionals to quickly search hundreds of jobs, book assignments that match their qualifications and availability, and receive instantaneous alerts and updates, helping our clients quickly fill workforce gaps.
(16)Flex Pool Management. We offer an innovative and comprehensive workforce solution that provides technology and services to build and manage dedicated resource pools. This regional workforce model utilizes standardized processes, integrated systems, and advanced scheduling technology to mobilize clinicians and meet the growing demand of our MSP clients.

We typically experience modest seasonal fluctuations during our fiscal year and they tend to vary among our business segments. These fluctuations can vary slightly in intensity from year to year. Over the past five years, these seasonal fluctuations have been muted in our consolidated results.

Our Healthcare Professionals
The recruitment of a sufficient number of qualified healthcare professionals to work on temporary assignments and for placement at healthcare organizations is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, exploring diverse practice settings, building skills and experience by working at prestigious healthcare facilities, working through life and career transitions, and as a means of access into a permanent staff position.

We recruit our healthcare professionals, depending on the particular service line, under the following brands: American Mobile, Nursefinders, NurseChoice, HealthSource Global Staffing, Onward Healthcare, O’Grady Peyton International, Med Travelers, Club Staffing, Staff Care, Locum Leaders, B.E. Smith, Merritt Hawkins, and AMN Revenue Cycle Solutions. Our multi-brand recruiting strategy is supported by innovative and effective marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals.

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

Our Geographic Markets and Client Base
During each of the past three years, (1) we generated substantially all of our revenue in the United States and (2) substantially all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2020, the largest percentages of our revenue were concentrated in California, Texas and New York.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients, many of the largest and most prestigious and progressive health care systems in the country. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 14% of our consolidated revenue and 17% of our nurse and allied solutions segment’s revenue for the twelve months ended December 31, 2020. No other client healthcare system or single client facility comprised more than 5% of our consolidated revenue for the twelve months ended December 31, 2020.

Our Industry
The primary markets in which we compete are U.S. temporary and contract healthcare staffing, workforce solutions and executive search. Staffing Industry Analysts (“SIA”) estimates that the segments of the healthcare staffing markets of travel nurse, per diem nurse, locum tenens and allied healthcare have an aggregate 2020 estimated market size of $17.3 billion, comprising $6.7 billion, $3.5 billion, $3.4 billion and $3.7 billion, respectively. We also operate within the interim leadership, executive search, physician permanent placement, RPO, VMS, revenue cycle solutions, and workforce optimization and consulting services markets. We estimate the size of these additional markets to be at least $5.0 billion in 2020.

Industry Demand Drivers
Many factors affect the demand for contingent and permanent healthcare talent, which, accordingly, affects the size of the markets in which we primarily operate. Of these many factors, we believe the following serve as some of the most significant drivers of demand.
•Economic Environment and Employment Rate. Demand for our services is affected by growth of the U.S. economy, which influences the employment rate. Growth in real U.S. gross domestic product generally drives rising employment rates. Favorable macro drivers typically result in increased demand for our services. Generally, we believe a positive economic environment and growing employment lead to increasing demand for healthcare services. As employment levels rise, healthcare facilities, like employers in many industries, experience higher levels of employee attrition and find it increasingly difficult to obtain and retain permanent staff.
•Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is expected to range from 46,900 to 121,900 physicians by 2032. In nursing, geographic and specialty-based shortages are also expected through 2030, and we believe have been exacerbated by the COVID-19 pandemic. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.
•General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of health expenditures, projected by the Centers for Medicare & Medicaid Services at a 5.4% annual rate from 2019-2028. According to the U.S. Census Bureau, the number of adults age 65 or older is on pace to grow an estimated 80% between 2020 and 2030. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce.
•Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2020, approximately 50% of our consolidated revenues were generated through MSP relationships, which we estimate is higher than our competitors. The talent shortage and significance of clinical labor in healthcare facilities’ cost structures may accelerate the adoption of strategic outsourced workforce solutions, which could place upward pressure on demand for the services we provide.

Industry Competition

The healthcare staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare organization clients and healthcare professionals. We believe that our comprehensive suite of total talent solutions, our commitment to quality and service excellence, our execution capabilities, and our national footprint create a compelling value proposition for our existing and prospective clients that give us distinct, scalable advantages over smaller, local and regional competitors and companies whose solution offerings, sales and execution capabilities are not as robust. The breadth of our talent solutions allows us to provide even greater value through a more strategic and consultative approach to our clients. In addition, we believe that our size, scale and sophisticated candidate acquisition processes give us access to a larger pool of available, high quality candidates than most of our competitors, while substantial word-of-mouth referral networks and recognizable brand names enable us to attract, engage, and grow a diverse, high-quality network of healthcare professionals.

Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. HRO Today named AMN Healthcare the number one position among all MSP providers in size of deals, and we also were honored in the Baker’s Dozen for quality of services, breadth of services and overall MSP capabilities. Once again, in 2020, Staffing Industry Analysts recognized AMN’s U.S. industry leadership naming us as the largest temporary healthcare staffing firm, the largest travel nurse staffing provider and the largest allied healthcare staffing provider.

We are the largest provider of nurse and allied healthcare staffing in the United States. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, regional and local companies. We believe we are the third largest provider of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors of which we are one. The healthcare interim leadership staffing, healthcare executive search services, and physician permanent placement services markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. We also believe we have a market-leading share in managed services solutions, including VMS and MSP, and healthcare language interpretation services, which is the fastest growing market segment, after our acquisition of Stratus Video. Our leading competitors vary by segment and include CHG Healthcare Services, Jackson Healthcare, Medical Solutions, RightSourcing, Cross Country Healthcare, Aya Healthcare, HealthTrust Workforce Solutions, and WittKieffer. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments.

Licensure For Our Business
Some states require state licensure for businesses that employ, assign and/or place healthcare professionals. We believe we are currently licensed in all states that require such licenses and take measures to ensure compliance with all state licensure requirements. In addition, the healthcare professionals who we employ or independently contract with are required to be individually licensed or certified under applicable state laws. We believe we take appropriate and reasonable steps to validate that our healthcare professionals possess all necessary licenses and certifications. We design our internal processes to ensure that the healthcare professionals that we directly place with clients have the appropriate experience, credentials and skills. Our nurse, allied healthcare and locum tenens staffing divisions have received Joint Commission certification. We have also obtained our Credentials Verification Organization certification from the National Committee for Quality Assurance.

Government Regulation
We are subject to the laws of the United States and certain foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

Additional Information
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

We could be negatively affected by the widespread outbreak of an illness or any other public health crisis. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. There remains a significant risk that the “shelter-in-place” orders, quarantines, restrictions in and access to non-emergency healthcare services and restrictions on travel and mass gatherings that were ordered throughout 2020 and into 2021 to slow the spread of the virus may, once relaxed, be reinstituted if COVID-19 rates climb in parts of the country. In addition, many “non-essential” businesses continue to restrict their operations or have shifted to a remote working environment, which restricts, and may continue to restrict, the delivery of non-emergency healthcare.

Demand for our staffing services and workforce technology solutions has fluctuated significantly over the course of the COVID-19 pandemic. Demand for non-essential and elective healthcare has been negatively impacted by the COVID-19 pandemic. During 2020, many hospitals and other healthcare entities significantly decreased, and may continue to restrict, their utilization of certain temporary healthcare professionals, interpreters, coders and permanent recruitment and placement services, which resulted, and may continue to result, in decreased demand for many of our service offerings and utilization of our workforce technology platforms. Many individuals may continue to forgo non-essential and elective healthcare even after “safer at home” restrictions and recommendations are lifted, which could negatively impact healthcare utilization and demand for our services. We expect that any decreased demand resulting from decreased healthcare utilization will have an adverse effect on our business, financial condition and results of operations. We are unable to predict the duration and extent to which demand for our services will be negatively impacted by the COVID-19 pandemic.

In addition, the significant spike in unemployment that has resulted, and may continue to result, from the COVID-19 pandemic will likely cause an increase in under- and uninsured patients, which generally results in a reduction in overall healthcare utilization and a decrease in demand for our services. At this time, we are unable to predict the duration and extent to which our businesses will be negatively impacted by the increased unemployment and under- and uninsured rates resulting from the COVID-19 pandemic.
The COVID-19 pandemic, and any other outbreak of illness or other public health crises, may also disrupt our operations due to the unavailability of our corporate team members or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions or other factors that limit our existing or potential workforce and pool of candidates. In addition, we may experience negative financial effects related to the COVID-19 pandemic due to higher workers’ compensation and health insurance costs, for which we are largely self-insured. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
Given the economic impact the COVID-19 pandemic has had on the financial condition of many hospitals and healthcare systems, many of our clients have experienced cash flow issues and difficulty gaining access to sufficient credit, which has, in some cases, impaired their ability to make payments to us, timely or otherwise, for services rendered and we experienced an increase to our allowance for credit losses for accounts receivable in 2020 that may continue due to the uncertainly caused by the COVID-19 pandemic. We may also be subject to claims from these clients relating to the ability to provide services under terms and conditions that they believe are fair and reasonable.

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
In addition, many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Conversely, when hospital admissions decrease in economic downturns, due to reduced consumer spending, a rise in unemployment causing an increase in under- and uninsured patients or other factors, the demand for our temporary healthcare professionals typically declines. This may have an even greater negative effect on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience pricing pressure during periods of decreased patient occupancy and hospital admissions, negatively affecting our revenue and profitability.

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

Healthcare delivery organizations are consolidating, providing them with greater leverage in negotiating pricing for services. Consolidations may also result in us losing our ability to work with certain clients because the party acquiring or consolidating with our client may have a previously established service provider they elect to maintain. In addition, our clients may increase their use of intermediaries such as vendor management service companies and group purchasing organizations that may enhance their bargaining power. These dynamics each separately or together could negatively affect pricing for our services and our ability to maintain certain clients.

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 14% of our consolidated revenue in 2020. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

The ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts may affect the demand for our services that could negatively affect our business.

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

In 2010, the adoption of the ACA brought significant reforms to the health care system that included, among other things, a requirement that all individuals have health insurance (with limited exceptions). As a result of the ACA, the uninsured population declined by more than 18 million people between 2010 and 2018. In December 2017, the individual mandate was repealed. If there is a rollback of aspects of the ACA, such as Medicaid expansion, it may lead to a significant reduction in demand for healthcare services and the demand for our services may decline. If members of the investor community believe that a further repeal of, or significant changes to, the ACA are forthcoming, including court rulings repealing the entire ACA, it may have negative effect on the price of our common stock.

Regulatory and Legal Risk Factors
Investigations, claims and legal proceedings alleging medical malpractice, anti-competitive conduct, violations of employment, privacy and wage regulations and other theories of liability asserted against us could subject us to substantial liabilities.

Like all employers, we must also comply with various laws and regulations relating to employment and pay practices and from time to time may be subject to individual and class action lawsuits related to alleged wage and hour violations under California and Federal law. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time. While we believe that our employment and pay practices materially comply with all applicable laws and regulations, we are nonetheless named as defendants in these lawsuits and actions. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. These laws and regulations may also impede our ability to grow the size and profitability of our operations. In addition, our involvement in these matters and any related adverse rulings may result in increased costs and expenses, cause us from time to time to significantly increase our legal accruals and/or modify our pay practices, all of which would likely have an adverse impact on our financial performance and profitability.

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

As we grow and increase our leadership position, we are at greater risk for anti-competitive conduct claims and investigations, such as violation of federal and state antitrust laws, unfair business practices and “price-gouging.”

We maintain various types of insurance coverage for these types of claims, including professional liability, errors and omissions, employment practices and cyber, through commercial insurance carriers and a wholly-owned captive insurance company and for other claims such as wage and hour practices we are uninsured. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance premiums and retention and deductible accruals that we may not be able to pass on to our clients, thereby reducing our profitability. Moreover, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding government contracting.

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to conduct of operations, costs and payment for services and payment for referrals. We provide talent solutions and technologies on a contract basis to our clients, who pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. Nevertheless, reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. For example, our clients could receive reduced or no reimbursements because of a change in the rates or conditions set by federal or state governments that would negatively affect the demand and the prices for our services. Moreover, our hospital, healthcare facility and physician practice group clients could suffer civil and criminal penalties, and be excluded from participating in Medicare, Medicaid and other healthcare programs for failure to comply with applicable laws and regulations that may negatively affect our profitability.

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

We are also subject to certain state laws and regulations applicable to “nursing pools” with which we must comply in order to continue to conduct business in that particular state.

The challenge to the classification of certain of our healthcare professionals as independent contractors could adversely affect our profitability.

Historically, we have treated our locum tenens, which include physicians and certain advanced practitioners, such as certified nurse anesthetists, nurse practitioners and physician assistants, as independent contractors. Certain state laws regarding classification of independent contractors have been modified in the past few years and as a result, we have altered our classification of certain locum tenens providers in certain instances. Other states and/or the Federal government may choose to adopt similar restrictions that may require us to expand our employee classifications for locum tenens. If this occurs, it could increase our employee costs and expenses and could negatively impact our profitability.

In addition, Federal or state taxing authorities may take the position that locum tenens are employees exposing us to additional wage and insurance claims and employment and payroll-related taxes. A reclassification of our locum tenens to employees from independent contractors could result in liability that would have a significant negative impact on our profitability for the period in which such reclassification was implemented, and would require changes to our payroll and related business processes, which could be costly. In addition, many states have laws that prohibit non-physician owned companies from employing physicians, referred to as the “corporate practice of medicine.” If our independent contractor physicians were classified as employees in states that prohibit the corporate practice of medicine, we may be prohibited from conducting our locum tenens staffing business in those states under our current business model, which may have a substantial negative effect on our revenue, results of operations and profitability.

Risk Factors Related to Our Operations, Personnel and Information Systems

If we do not continue to recruit and retain sufficient quality healthcare professionals at reasonable costs, it could increase our operating costs and negatively affect our business and our profitability.
We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With rising clinician burnout rates resulting from the COVID-19 pandemic, an ongoing shortage of certain qualified nurses and physicians in many areas of the United States and low unemployment rates for nurses and physicians, competition for the hiring of these professionals remains intense. We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages, the benefits that we provide and speed and quality of our service. We rely on our human capital intensive, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business. We must continually evaluate and expand our healthcare professional network to serve the needs of our clients.

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

We have technology, operations and human capital infrastructures to support our existing business. Our ability to deliver services to our clients and to manage our commercial technologies, internal systems and data depends largely upon our access to and the performance of our management information and communications systems, including our SaaS-based solutions, client relationship management systems and client/healthcare professional-facing self-service websites. These technology systems also maintain accounting and financial information upon which we depend to fulfill our financial reporting obligations. We must continue to invest in this infrastructure to support our growth, enhance our management and utilization of data and improve our efficiency.

Upgrading current systems and implementing new systems is costly and involves inherent risks, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, loss of clients and talent, the diversion of management’s and employees’ attention and resources and could materially adversely affect our growth, financial and operating results, internal controls over financial reporting and ability to manage our business effectively.

Additionally, the current legacy systems are subject to other non-environmental risks, including technological obsolescence for which there may not be sufficient redundancy or backup. These systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters, or service interruptions. There also is a potential for intentional and deliberate attacks to our systems that may lead to service interruptions, data corruption or data theft. If our current or planned systems do not adequately support our operations, are damaged or disrupted or if we are unable to replace, repair, maintain or expand them, it may adversely affect our business operations and our profitability.

Our business could be harmed if we fail to further develop and evolve our current talent solutions technology offerings and capabilities.

To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our talent solutions technology offerings and capabilities. This may require the acquisition of equipment and software and the development of new proprietary software and capabilities, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, technology and information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition.

Disruption to or failures of our SaaS-based or technology-enabled services, or our inability to adequately protect our intellectual property rights with respect to such technologies, could reduce client satisfaction, harm our reputation and negatively affect our business.

The performance, reliability and security of our technology-enabled services, including our language interpretation services and SaaS-based technologies, such as AMN Language Services, ShiftWise, Medefis, b4health, Avantas Smart Square and Silversheet, are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technologies to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technologies could damage our or our clients’ operations and reputations and negatively affect our business. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

Additionally, if we fail to protect our intellectual property rights adequately with respect to our SaaS-based technologies, our competitors might gain access to it, and our business might be harmed. Moreover, if any of our intellectual property rights associated with our SaaS-based technologies are challenged by others or invalidated through litigation, and defending our intellectual property rights might also entail significant expense. Accordingly, despite our efforts, we may be unable to prevent third parties from using or infringing upon or misappropriating our intellectual property with respect to our SaaS-based technologies, which may negatively affect our business as it relates to our SaaS-based and technology-enabled service offerings.

Security breaches and cybersecurity incidents could compromise our information and systems adversely affecting our business operations and reputation subject us to substantial liabilities.
Security breaches, including cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and team members, including full names, social security numbers, addresses, birth dates and payroll-related information, in our data centers, on our networks and in hosted SaaS-based solutions provided by third parties. Our employees may also have access to, receive and use personal health information in the ordinary course of our business. The secure processing, maintenance and transmission of this information is critical to our operations.

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security reach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen.

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

Our ability to ensure the quality of our healthcare professionals also relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent team members that credential and match healthcare professionals in suitable placements. An inability to properly credential, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services that may damage our brand and reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. The costs to provide these credentialing services impact the revenue and profitability of our business.

Our operations may deteriorate if we are unable to continue to attract, develop and retain our sales and operations team members.

Our success depends heavily upon the recruitment, performance and retention of diverse sales and operations team members who share our values, passion and commitment to customer focus. The number of individuals who meet our qualifications for these positions is limited, and we may experience difficulty in attracting qualified candidates, especially as we diversify our offerings and our business becomes more complex. In addition, we commit substantial resources to the training, development and support of our team members. Competition for qualified sales and operational team members in the line of business in which we operate is strong, and we may not be able to retain a sufficient number of team members after we have expended the time and expense to recruit and train them. In addition, these team members may leave to establish competing businesses.

We are increasingly dependent on third parties for the execution of certain critical functions.

We have outsourced and offshored certain critical applications or business processes to external providers, including cloud-based, credentialing and data processing services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform or adhere to law, regulation and our policies on the part of one or more of these critical suppliers could cause significant disruptions and increased costs to our business as well as reputational damage.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior executive team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2022, which is renewable on an annual basis. Other executive members of the management team are employees at will with standard severance agreements. If members of our executive team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
Our inability to maintain our positive brand awareness and identity may adversely affect our results of operations.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends on our ability to maintain positive brand awareness across business lines and effectively build up or consolidate our brand awareness and image for new services. We cannot assure that additional expenditures, our continuing commitment to marketing and improving our brands and executing on our brand and marketing strategies will have the desired effect on our brands’ value and may adversely affect our results of operations and also result in an impairment of the fair market value of intangible assets associated with acquired tradenames. In addition, our brands may suffer reputational damage that could negatively affect our short- and long-term financial results. The poor performance, reputation or negative conduct of competitors may have a spillover effect adversely affecting the industry and our brand.

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

    As part of our strategy, we plan to extend our services to new healthcare settings, clients, and new lines of business. As we focus on developing new services, capabilities, clients, practice areas and lines of business, and engage in business in new geographic locations, our operations may be exposed to additional as well as enhanced risks.

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
As of December 31, 2020, our total indebtedness, net of unamortized fees and premium, equaled $862.6 million. Our substantial indebtedness could increase our vulnerability to adverse economic, industry or competitive developments, including:

•requiring a portion of our cash flows from operations to be dedicated to the payment of our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures and future business opportunities,
•making it more difficult for us to satisfy our obligations with respect to our indebtedness,
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures,
•limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes, and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who, therefore, may be able to take advantage of opportunities that our substantial indebtedness may prevent us from pursuing.

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
Our debt instruments contain various covenants that could adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants limit our ability to, among other things:
•incur or guarantee additional indebtedness or issue certain preferred equity,
•pay dividends on, redeem, repurchase, or make distributions in respect of our capital stock, prepay, redeem, or repurchase certain debt or make other restricted payments,
•make certain investments,
•create, or permit to exist, certain liens,
•sell assets,
•enter into sale/leaseback transactions,
•enter into agreements restricting restricted subsidiaries’ ability to pay dividends or make other payments,
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets,
•enter into certain transactions with affiliates, and
•designate restricted subsidiaries as unrestricted subsidiaries.

Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under our debt instruments and, in the case of our senior credit facility under our credit agreement, permit the lenders thereunder to cease making loans to us. If there were an event of default under any of our debt instruments, holders of such defaulted debt could cause all amounts borrowed under the applicable instrument to be due and payable immediately. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2020, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
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

We have substantial insurance-related accruals and legal accruals on our balance sheet, and any significant adverse adjustments may decrease our earnings or increase our losses and negatively impact our cash flows.

We maintain accruals related to legal matters, our captive insurance company and self-insured retentions for various lines of insurance coverage, including professional liability, employment practices, health insurance and workers compensation on our balance sheet. We determine the adequacy of our accruals by evaluating legal matters, our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third-party administrators and actuarial firms as well as industry experience and trends. If such information collectively indicates that our accruals are understated, we provide for additional accruals; a significant increase to these accruals would decrease our earnings.

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2020 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (all segments)	175,672
Dallas, Texas (all segments)	108,502

Item 3.    Legal Proceedings
Information with respect to this item may be found in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (12), Commitments and Contingencies,” which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 24, 2021, there were 19 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act.

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

Since 2016, we have repurchased 2,561,546 shares of our common stock at an average price of $46.48 per share, resulting in an aggregate purchase price of $119.1 million. During 2020, we did not repurchase any shares of our common stock. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” All share repurchases to date were made under the Company Repurchase Program, which is the sole repurchase program of the Company currently in effect.

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

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the table set forth in Item 12 of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Exchange Act or the Securities Act.
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2015 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
AMN Healthcare Services, Inc.
NYSE Composite
Dow Jones US Business Training & Employment Agencies

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
AMN Healthcare Services, Inc.	100.00	123.83	158.62	182.48	200.68	219.81
NYSE Composite	100.00	111.94	132.90	121.01	151.87	162.49
BTEA	100.00	90.72	120.76	90.09	113.78	120.40

Item 6.    Selected Financial Data

You should read the selected financial and operating data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. We derive our statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the balance sheet data at December 31, 2020 and 2019 from the audited financial statements included elsewhere in this Annual Report on Form 10-K. We derive the statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data at December 31, 2018, 2017 and 2016 from our audited financial statements that do not appear herein.

We completed our acquisitions of (1) B.E. Smith on January 4, 2016, (2) HealthSource Global on January 11, 2016, (3) Peak Health on June 3, 2016, (4) Phillips DiPisa and Leaders For Today on April 6, 2018, (5) MedPartners on April 9, 2018, (6) Silversheet on January 30, 2019, (7) Advanced on June 14, 2019, (8) b4health on December 19, 2019 and (9) Stratus Video on February 14, 2020. Our acquisitions affect the comparability of the selected financial data of the applicable pre-acquisition and post-acquisition time periods.
We have not paid any cash dividends during the past five fiscal years.

	Fiscal Years Ended December 31,
	2020	2019	2018	2017	2016
	( in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$2,393,714	$2,222,107	$2,136,074	$1,988,454	$1,902,225
Cost of revenue	1,601,936	1,478,642	1,439,691	1,344,035	1,282,501
Gross profit	791,778	743,465	696,383	644,419	619,724
Operating expenses:
Selling, general and administrative	549,747	508,030	452,318	399,700	398,472
Depreciation and amortization	92,766	58,520	41,237	32,279	29,620
Total operating expenses	642,513	566,550	493,555	431,979	428,092
Income from operations	149,265	176,915	202,828	212,440	191,632
Interest expense, net, and other	57,742	28,427	16,143	19,677	15,465
Income before income taxes	91,523	148,488	186,685	192,763	176,167
Income tax expense	20,858	34,500	44,944	60,205	70,329
Net income	$70,665	$113,988	$141,741	$132,558	$105,838
Net income per common share:
Basic	$1.49	$2.44	$2.99	$2.77	$2.21
Diluted	$1.48	$2.40	$2.91	$2.68	$2.15
Weighted average common shares outstanding:
Basic	47,424	46,704	47,371	47,807	47,946
Diluted	47,690	47,593	48,668	49,430	49,267

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,213	$82,985	$13,856	$15,147	$10,622
Total assets	2,353,507	1,931,646	1,492,721	1,253,957	1,186,881
Total notes payable, including current portion, net of unamortized fees and premium	862,649	617,159	320,607	319,843	362,942
Total stockholders’ equity	819,677	736,742	638,990	562,527	449,383

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
•Liquidity and Capital Resources
•Off-Balance Sheet and Other Financing Arrangements
•Contractual Obligations
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Changes to Our Reportable Segments
Effective March 8, 2020, we modified our reportable segments. We previously utilized three reportable segments, which we identified as follows: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. In light of our acquisitions as well as our organizational changes to better align our structure with our strategy, our management reorganized our reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2020, we have disclosed the following three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes our travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes our locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes language interpretation, vendor management systems, workforce optimization, recruitment process outsourcing, education, credentialing and flex pool management businesses. Prior period data in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform to the new segment reporting structure.

Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, credentialing services, revenue cycle solutions, language interpretation services and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the year ended December 31, 2020, we recorded revenue of $2,393.7 million, as compared to $2,222.1 million for 2019. We recorded net income of $70.7 million for 2020, as compared to $114.0 million for 2019. Nurse and allied solutions segment revenue comprised 71% and 70% of total consolidated revenue for the years ended December 31, 2020 and 2019, respectively. Physician and leadership solutions segment revenue comprised 19% and 25% of total consolidated revenue for the years ended December 31, 2020 and 2019, respectively. Technology and workforce solutions segment revenue comprised 10% and 5% of total consolidated revenue for the years ended December 31, 2020 and 2019, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we are recognized as the market-leading innovator in providing healthcare talent solutions in the United States. We seek to advance our market-leading position through a number of strategies that focus on market penetration, expansion of our talent solutions, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our market growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service and technology offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative talent solutions offerings such as MSP, VMS, credentialing, workforce optimization service, and other technology-enabled services. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals.
As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, on February 14, 2020, December 19, 2019, June 14, 2019, January 30, 2019, April 9, 2018 and April 6, 2018, we acquired Stratus Video (which we have since rebranded as AMN Language Services), b4health, Advanced (which we have since rebranded as American Mobile and Med Travelers for the travel nurse staffing and allied staffing divisions, respectively), Silversheet, MedPartners (which we have since rebranded as AMN Revenue Cycle Solutions), and Phillips DiPisa and Leaders For Today (“PDA” and “LFT”, which we have since rebranded as B.E. Smith), respectively. Stratus Video is a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. b4health is an innovative technology company and a leading provider of a web-based internal float pool management solution and VMS for healthcare facilities. Advanced is a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings, including hospitals, schools, clinics, skilled nursing facilities, and home health. Silversheet provides innovative credentialing software solutions to clinicians and healthcare enterprises. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”

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
We typically experience modest seasonal fluctuations during our fiscal year and they tend to vary among our business segments. These fluctuations can vary slightly in intensity from year to year. Over the past five years, these quarterly fluctuations have been muted in our consolidated results.

Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and in 2020 through present, demand has been significantly impacted by the COVID-19 pandemic. In December 2020, we experienced historically high demand for nurses and certain allied healthcare professionals and our demand for these disciplines continues to be elevated. However, when the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. Although most of these “shelter-in-place” orders and service suspensions have been lifted, general utilization of healthcare continues to be below the pre-COVID-19 levels, which continues to negatively impact demand for many of our business lines other than nursing, certain allied disciplines, language interpretation services and our vendor management technology solutions. With the increase in unemployment, related economic concerns, healthcare professional “burnout” and the uncertainty surrounding the COVID-19 pandemic, we are unable to predict the extent and duration to which demand for our businesses will continue to be impacted by the COVID-19 pandemic.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. Demand for nurses in specialties including ICU, telemetry, and medical surgical nurses is particularly strong, and needs are high across the country. With the higher demand, and urgent need to quickly fill positions, bill rates and wages for these nurses are currently well above prior year levels. Demand for nurses peaked in December 2020, and has declined along with COVID-19 hospitalizations. Bill rates also remain well above historic levels, though recently have started to trend down along with the demand decline. Although the number of nurses on travel assignments has been increasing each month since July 2020, our ability to adequately meet the high client demand is constrained by the tight labor market along with nurse burnout and other issues related to the pandemic. In addition, as a result of the significant increase in COVID-19 infection and hospitalization rates throughout the third quarter and into October, our workers’ compensation insurance costs have increased.

The demand in our allied staffing division significantly varies by discipline. We have seen a significant increase in demand for respiratory therapists and lab technicians due to the high COVID-19 infections and hospitalizations across the country. Like nursing, the demand for respiratory therapy has declined from its peak as COVD-19 hospitalizations have declined, but still remains at elevated levels. Demand for our imaging and lab specialties has steadily recovered and is now well above prior year levels. For speech language therapists contracted to work with schools, the uneven levels of in-person education has slowed in growth, but this slowdown in growth has been partially mitigated by the fact that many therapists have been able to deliver care through the adoption of our teletherapy platform.

Prior to the COVID-19 public health crisis, our allied staffing division experienced a decline in demand for physical therapists from skilled nursing facility and home health clients resulting from Medicare reimbursement changes. This decline in demand was further exacerbated by the impact of COVID-19 in March. Although the utilization of physical therapists has been slowly increasing with the general recovery in healthcare, demand and placements for this discipline are still well below prior year.

In our physician and leadership solutions segment, our locum tenens division started 2020 well, with recruiter productivity and revenue increasing after disruptions resulting from process and technology changes made during 2018. However, in mid-March, as a result of COVID-19, our locum tenens business experienced a significant increase in order cancellations and a decrease in overall demand due to the suspension of elective procedures and non-essential healthcare services. In the latter half of the year, locum tenens experienced a spike in demand related to COVID-19, although this has more recently declined along with lower hospitalizations. Although the placements for locum tenens has been slowly improving along with increases in general healthcare utilization, the recovery is inconsistent across specialties.

For our interim leadership division, demand decreased as providers reacted to lower patient volumes and focused on cost containment. More recently, demand for our interim leadership services surged due to both needs related to increased COVID-19 hospitalizations and an increased level of burnout and turnover of healthcare leadership roles. Our physician permanent placement and healthcare executive search businesses experienced a decline in overall search demand as many clients suspended filling open roles due to uncertainty from the COVID-19 public health crisis. Since June, demand for permanent placement services has improved from their lowest levels, but clients remain cautious in hiring in this uncertain environment.

In our technology and workforce solutions segment, our VMS technologies initially experienced increased growth following the outbreak of the COVID-19 public health crisis as clients utilized our technologies to effectively manage their increased demand for nurses. As demand for nurses declined during the second quarter, utilization of the VMS technologies also declined. However, more recently, orders, placements and bill rates in the technologies have risen significantly, and new clients are also adopting the platforms to engage with contingent labor.

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

In response to the COVID-19 pandemic, we implemented new service offerings such as contact tracing services and return to work healthcare workforce solutions to support non-healthcare clients and the communities we serve. Through these services, we help clients ensure the health and well-being of their employees and take necessary steps to implement new safety protocols such as COVID-19 screening, testing, temperature checks, on-site clinical support and contact tracing. More recently, we have been providing staffing and management services related to vaccination sites, and expect this support will continue through all or the majority of 2021.

In response to the reduced demand for services as a result of the COVID-19 pandemic, throughout the second quarter, we took actions to reduce our selling, general and administrative expenses. Cost reduction actions taken included, among other things, suspending employer contributions under our 401(k) retirement savings plan and deferred compensation plan, reducing our workforce to correspond to reduced demand, and reducing variable compensation, travel, professional services and marketing expenses. As our businesses continue to recover, we have been increasing our workforce to support our clients’ needs, increasing spending in certain areas and have fully restored our retirement matching benefits.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The acquisitions during 2020, 2019 and 2018 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	66.9	66.5	67.4
Gross profit	33.1	33.5	32.6
Selling, general and administrative	23.0	22.9	21.2
Depreciation and amortization	3.9	2.6	1.9
Income from operations	6.2	8.0	9.5
Interest expense, net, and other	2.4	1.3	0.8
Income before income taxes	3.8	6.7	8.7
Income tax expense	0.8	1.6	2.1
Net income	3.0%	5.1%	6.6%

Comparison of Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Revenue. Revenue increased 8% to $2,393.7 million for 2020 from $2,222.1 million for 2019, primarily attributable to additional revenue of $194.2 million from our Stratus Video, Advanced, b4health, and Silversheet acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by lower revenue in our physician and leadership solutions segment. Excluding the additional revenue from acquisitions, revenue decreased 1%.

Nurse and allied solutions segment revenue increased 9% to $1,699.3 million for 2020 from $1,562.6 million for 2019. The $136.7 million increase was primarily attributable to additional revenue of $72.2 million in connection with the Advanced acquisition. Excluding the impact from the Advanced acquisition, the increase was also attributable to an approximately 15% increase in the average bill rate, partially offset by a 12% decrease in the average number of healthcare professionals on assignment and an approximately $29.0 million decrease in labor disruption revenue during the year ended December 31, 2020.
Physician and leadership solutions segment revenue decreased 17% to $466.6 million for 2020 from $562.8 million for 2019. The $96.1 million decrease was primarily attributable to the impact of the COVID-19 pandemic on the segment’s businesses. The locum tenens business experienced a 13% decrease in the number of days filled and a 1% decrease in the revenue per day filled during 2020. In addition, revenue in our interim leadership and permanent placement businesses declined collectively by approximately 20% during 2020 due to a decrease in overall demand as some clients cancelled searches and placed new searches on hold due to the public health crisis.
Technology and workforce solutions segment revenue increased 135% to $227.8 million for 2020 from $96.8 million for 2019. Of the $131.0 million increase, $122.0 million was attributable to additional revenue from our Stratus Video, b4health, and Silversheet acquisitions, with the remainder primarily attributable to growth in our organic VMS business during the year ended December 31, 2020.
For 2020 and 2019, revenue under our MSP arrangements comprised approximately 50% and 45% of our consolidated revenue, 65% and 57% for nurse and allied solutions segment revenue and 17% and 20% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 6% to $791.8 million for 2020 from $743.5 million for 2019, representing gross margins of 33.1% and 33.5%, respectively. The decline in in consolidated gross margin for the year ended December 31, 2020 was primarily due to a lower gross margin in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads and higher workers’ compensation insurance expenses due to the COVID-19 pandemic, partially offset by the change in sales mix resulting from our Stratus Video and b4health acquisitions and their higher margins as compared to our staffing businesses. Gross margin by reportable segment for 2020 and 2019 was 27.4% and 28.5% for nurse and allied solutions, 36.7% and 37.0% for physician and leadership solutions, and 67.9% and 92.8% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of lower margin Stratus Video as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $549.7 million, representing 23.0% of revenue, for 2020, as compared to $508.0 million, representing 22.9% of revenue, for 2019. The increase in SG&A expenses was primarily due to $31.3 million of additional SG&A expenses from the Stratus Video, Advanced, b4health, and Silversheet acquisitions and a $31.0 million increase related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses, which included a $20.0 million increase in legal accruals during the fourth quarter of 2020. The overall increase was partially offset by cost reduction measures that were initiated during the second quarter of 2020, which was also the primary driver of the decrease in the physician and leadership solutions segment. The increase in the technology and workforce solutions segment was primarily driven by $22.2 million of additional expenses from the Stratus Video, b4health, and Silversheet acquisitions. The increase in unallocated corporate overhead was primarily attributable to higher acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2020	2019
Nurse and allied solutions	$233,564	$225,707
Physician and leadership solutions	109,117	136,684
Technology and workforce solutions	62,959	45,935
Unallocated corporate overhead	123,642	83,463
Share-based compensation	20,465	16,241
	$549,747	$508,030
Depreciation and Amortization Expenses. Amortization expense increased 75% to $63.8 million for 2020 from $36.5 million for 2019, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Advanced, b4health, and Stratus Video acquisitions, the shortened useful life of tradename intangible asset acquired in the MedPartners acquisition during the third quarter of 2019, and the shortened useful lives of the tradename intangible assets during the third quarter of 2020. Depreciation expense increased 31% to $28.9 million for 2020 from $22.0 million for 2019, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back office systems. Additionally, $1.4 million of depreciation expense for Stratus Video, which was acquired in February 2020, is included in cost of revenue for 2020.

Interest Expense, Net, and Other. Interest expense, net, and other, was $57.7 million for 2020 as compared to $28.4 million for 2019. The increase is primarily due to (1) a higher average debt outstanding balance during 2020, which resulted from (a) borrowings under our Amended Credit Agreement (as defined below in this Item 7) used to finance the Stratus Video and Advanced acquisitions, (b) the issuance of our Existing 2027 Notes (as defined below in this Item 7) in October 2019, (c) the issuance of our New 2027 Notes (as defined below in this Item 7) in August 2020, and (d) the issuance of our 2029 Notes (as defined below in this Item 7) in October 2020, (2) $8.3 million premium payment associated with the redemption of the 2024 Notes (as defined below in this Item 7) in November 2020, and (3) $5.0 million of write-offs of unamortized financing fees during 2020. The proceeds from the issuances of the higher interest bearing senior notes were used to repay, in whole in the fourth quarter of 2019 and in part in the third and fourth quarters of 2020, our indebtedness under the lower interest bearing Credit Facilities (as defined below in this Item 7).
Income Tax Expense. Income tax expense was $20.9 million for 2020 as compared to $34.5 million for 2019, reflecting effective income tax rates of 22.8% and 23.2% for these periods, respectively. The decrease in the effective income tax rate was partially attributable to the recognition of discrete tax benefits of $4.7 million and $7.3 million in relation to income before income taxes of $91.5 million and $148.5 million for 2020 and 2019, respectively. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

Comparison of Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenue. Revenue increased 4% to $2,222.1 million for 2019 from $2,136.1 million for 2018, primarily attributable to additional revenue of $117.6 million from our Advanced, MedPartners, PDA, LFT, and Silversheet acquisitions and higher organic revenue in our nurse and allied solutions segment, partially offset by lower organic revenue in our physician and leadership solutions segment. Excluding the additional revenue from acquisitions, revenue decreased 1%.

Nurse and allied solutions segment revenue increased 9% to $1,562.6 million for 2019 from $1,431.0 million for 2018. The $131.6 million increase was primarily attributable to additional revenue of $110.8 million in connection with the Advanced and MedPartners acquisitions. Excluding the impact from acquisitions, the increase was also attributable to an approximately 1% increase in the average bill rate during the year ended December 31, 2019.
Physician and leadership solutions segment revenue decreased 9% to $562.8 million for 2019 from $617.5 million for 2018. The $54.7 million decrease was primarily attributable to a 17% decrease in the number of days filled in our locum tenens business, which was partially offset by additional revenue of $5.7 million in connection with the PDA and LFT acquisition and growth in our permanent placement and organic interim leadership businesses.
Technology and workforce solutions segment revenue increased 10% to $96.8 million for 2019 from $87.6 million for 2018. The $9.2 million increase was primarily attributable to growth in our VMS business during the year ended December 31, 2019.
For 2019 and 2018, revenue under our MSP arrangements comprised approximately 45% and 42% of our consolidated revenue, 57% and 57% for nurse and allied solutions segment revenue and 20% and 15% for physician and leadership solutions segment revenue, respectively.
Gross Profit. Gross profit increased 7% to $743.5 million for 2019 from $696.4 million for 2018, representing gross margins of 33.5% and 32.6%, respectively. Gross margin by reportable segment for 2019 and 2018 was 28.5% and 27.7% for nurse and allied solutions, 37.0% and 35.5% for physician and leadership solutions, and 92.8% and 91.4% for technology and workforce solutions, respectively. The year-over-year gross margin increase in the physician and leadership solutions segment was primarily due to the change in sales mix resulting from the addition of higher margin PDA and LFT as compared to our locum tenens business within the segment.

Selling, General and Administrative Expenses. The year-over-year increase in SG&A expenses in the nurse and allied solutions segment was primarily driven by $17.1 million of additional expenses from the Advanced and MedPartners acquisitions and other expenses associated with the revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2019	2018
Nurse and allied solutions	$225,707	$195,219
Physician and leadership solutions	136,684	133,226
Technology and workforce solutions	45,935	38,622
Unallocated corporate overhead	83,463	74,436
Share-based compensation	16,241	10,815
	$508,030	$452,318
We describe in further detail the comparison of results for the years ended December 31, 2019 and 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2019 to the Year Ended December 31, 2018” of our 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$256,826	$224,862	$226,993
Net cash used in investing activities	(538,172)	(291,824)	(279,337)
Net cash provided by financing activities	211,486	136,599	37,511
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes. During the fourth quarter of 2020, we redeemed the entire outstanding $325.0 million aggregate principal amount of our 5.125% senior notes due 2024 (the “2024 Notes”). At December 31, 2020, (1) the total of our Additional Term Loan (as defined below) outstanding (including both current and long-term portions) was $21.9 million, (2) zero was drawn with $378.1 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 2027 Notes (as defined below) outstanding equaled $500.0 million, and (3) the aggregate principal amount of our 2029 Notes (as defined below) outstanding equaled $350.0 million. We repaid in full our indebtedness under the Additional Term Loan in January 2021. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

We believe that cash generated from operations and available borrowings under our Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Senior Credit Facility, or other borrowings under our Amended Credit Agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for 2020, 2019 and 2018 was $256.8 million, $224.9 million and $227.0 million, respectively. The increase in net cash provided by operating activities for 2020 from 2019 was primarily attributable to (1) an increase in other liabilities between periods of $47.7 million, and a corresponding decrease in income tax receivable between periods of $4.1 million, primarily due to our election to defer employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and an increase in accruals established in connection with a legal matter during the fourth quarter of 2020, which was partially offset by the contingent consideration earn-out payment for the Advanced acquisition (in excess of its acquisition-date fair value, which is noted below in financing activities), and (2) a decrease in other assets between periods of $16.0 million due to lower long-term prepayments and deposits. The overall increase was partially offset by (1) a decrease in accrued compensation and benefits between periods of $6.9 million primarily due to higher distributions under the deferred compensation plan as compared to the prior year and (2) an increase in accounts receivable and subcontractor receivable between periods of $14.3 million due to improved collections in 2019 as compared to 2018, which stabilized in 2020, and a higher average receivable balance in the current year due to an increase in revenue. Our Days Sales Outstanding was 55 and 55 days at December 31, 2020 and December 31, 2019, respectively.

Investing Activities

Net cash used in investing activities for 2020, 2019 and 2018 was $538.2 million, $291.8 million and $279.3 million, respectively. The year-over-year increase from 2019 to 2020 in net cash used in investing activities was primarily attributable to (1) $476.5 million used for acquisitions in 2020 as compared to $247.9 million in 2019 and (2) a net purchase of restricted investments related to our captive insurance company of $15.5 million during 2020, as compared to net proceeds of $5.8 million during 2019. The overall increase was partially offset by $5.3 million less payments made to fund the deferred compensation plan during 2020 as compared to 2019. Capital expenditures were $37.7 million, $35.2 million and $35.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our capital expenditures in recent years were primarily to information technology investments to support our total talent solutions initiatives and efforts to optimize our internal front and back office systems.

Financing Activities

Net cash provided by financing activities for 2020, 2019 and 2018 was $211.5 million, $136.6 million and $37.5 million, respectively. Net cash provided by financing activities for 2020 was primarily due to (1) gross proceeds received in connection with the issuances of the New 2027 Notes (as defined below) and the 2029 Notes (as defined below) of $552.0 million and (2) borrowings of $245.0 million under the Senior Credit Facility (as defined below) and $250.0 million under the Additional Term Loan (as defined below), partially offset by (1) the repayments of $245.0 million under the Senior Credit Facility and $228.1 million under the Additional Term Loan, (2) $333.3 million of payments related to the redemption of the 2024 Notes (as defined below), (3) $11.5 million of financing costs paid in connection with the Amended Credit Agreement (as defined below) and the issuances of the 2027 Notes and the 2029 Notes, (4) $10.6 million of prior acquisition contingent consideration earn-out payments, and (5) $6.9 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement
On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan”). In connection with our issuance of the Existing 2027 Notes (as defined below), we used a portion of the proceeds to repay our entire indebtedness under the Term Loan during the fourth quarter of 2019.
On February 14, 2020, we entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250.0 million secured term loan credit facility (the “Additional Term Loan” and, together with the Senior Credit Facility, the “Credit Facilities”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The Senior Credit Facility includes a $75.0 million sublimit for the issuance of letters of credit and a $75.0 million sublimit for swingline loans. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. The terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, are described in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

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
We used the proceeds from the issuance and sale of the Existing 2027 Notes to (1) repay $149.1 million of our indebtedness under the Term Loan, (2) repay $146.0 million under our Senior Credit Facility, and (3) pay fees and expenses related to the transaction during the fourth quarter of 2019. We used the proceeds from the issuance of the New 2027 Notes to repay $200.0 million of our indebtedness under the Additional Term Loan during the third quarter of 2020.
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

Letters of Credit

At December 31, 2020, we maintained outstanding standby letters of credit totaling $24.1 million as collateral in relation to our workers compensation insurance agreements and a corporate office lease agreement. Of the $24.1 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $21.9 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2019 totaled $19.8 million.

Off-Balance Sheet and Other Financing Arrangements

At December 31, 2020 and 2019, we did not have any off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Fiscal Year
	2021	2022	2023	2024	2025	Thereafter	Total
Notes payable (1)	$59,000	$37,125	$37,125	$37,125	$37,125	$944,511	$1,152,011
Senior Credit Facility (2)	356	418	418	420	25,051	—	26,663
Operating lease obligations (3)	19,108	18,552	18,207	17,030	15,160	18,733	106,790
Total contractual obligations	$78,464	$56,095	$55,750	$54,575	$77,336	$963,244	$1,285,464

(1)Amounts represent contractual amounts due under (a) the 2027 Notes and 2029 Notes, including interest based on the fixed rates of 4.625% and 4.000%, respectively, and (b) the Additional Term Loan, which was repaid in full during the first quarter of 2021.
(2)Amounts represent contractual amounts to be repaid under the Senior Credit Facility for borrowings made during the first quarter of 2021, including interest based on the rate in effect at December 31, 2020.

(3)Amounts represent minimum contractual amounts with initial lease terms in excess of one year, including any leases that were signed, but not yet commenced as of December 31, 2020 that create significant obligations. We have assumed no escalations in rent other than as stipulated in lease agreements.
In addition to the above disclosed contractual obligations, the unrecognized income tax benefits, including interest and penalties, was $5.4 million at December 31, 2020. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes.”

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

Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. In assessing the probability of loss and the estimated amount, we consider the following factors, among others: (a) the nature of the matter and any related facts, circumstances and data; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) our experience, and the experience of other entities, in similar cases; (e) how we intend to respond to the matter; and (f) reasonable settlement values based on the foregoing factors. Significant judgment is required to determine both probability and the estimated amount. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss beyond that accruals that we have established, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2020. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. We have adopted this standard effective January 1, 2021 and do not expect the adoption to have a material impact on our consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. This standard is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2020, with early adoption permitted. We have adopted this standard effective January 1, 2021 and do not expect the adoption to have a material impact on our consolidated financial statements.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2020, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2020. During 2020, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
    Professional liability reserve
As discussed in Note 1(j) and 6 to the consolidated financial statements, the Company determines their professional liability accrual by evaluating historical experience, trends, loss reserves, and actuarial studies. As of December 31, 2020, the Company recorded professional liability reserves totaling $40,894 thousand.
We identified the evaluation of the professional liability reserve as a critical audit matter. A high degree of complex and subjective auditor judgment, including the involvement of actuarial professionals with specialized skills and knowledge, was required in evaluating the Company’s actuarial estimates and assumptions, specifically estimates for incurred but not reported claims. Changes in the actuarial estimates or assumptions could have a significant impact on the liability recognized.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to estimate the professional liability reserve. This included a control related to the selection of expected loss rates used in the estimates for incurred but not reported claims. We tested the key inputs to determine the incurred but not reported estimate. This included testing data used by the Company’s actuarial specialist to determine the expected loss rates, specifically claims history used in the actuarial models, for consistency with the actual claims incurred and paid by the Company. We also involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company’s actuarial estimates and assumptions, specifically expected loss rates, by comparing them to the Company’s historical data, and industry and regulatory trends.
    Fair value of intangible assets in acquisition of Stratus Video
As discussed in Note 2 to the consolidated financial statements, the Company acquired Stratus Video on February 14, 2020 for a purchase price of $485,568 thousand. In connection with the acquisition, the Company recorded various intangible assets, including customer relationships, tradenames and trademarks, and developed technology (collectively, the intangible assets). The acquisition-date fair value of the intangible assets was $227,000 thousand.
We identified the evaluation of fair value of the intangible assets acquired in the Stratus Video acquisition as a critical audit matter. A high degree of subjective auditor judgment, including the involvement of valuation professionals with specialized skills and knowledge, was required in evaluating the assumptions used in the valuation model for each acquired intangible asset. The discounted cash flow model included the following assumptions for which there was limited observable market information, and the calculated fair value of such assets was sensitive to possible changes to these key assumptions:
•Revenue growth rates
•Tradename/trademark royalty rate
•Annual customer attrition rate
•Developed Technology royalty rate
•Earnings before interest, tax, depreciation, and amortization (EBITDA) margins
•Weighted-average cost of capital (WACC), including the discount rate
The following are the primary audit procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the fair value of intangible assets. This included controls related to the development of the key assumptions listed above. We evaluated the Company’s forecasted revenue growth rates by comparing forecasted growth assumptions to those of Stratus Video’s peers and industry reports. We compared (1) the Stratus Video’s forecasted revenue growth rates and EBITDA margins to historical actual results for Stratus Video, and (2) forecasted annual customer attrition rate to historical customer sales data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•Evaluating the Company’s tradename/trademark and developed technology royalty rates assumption to licensing transactions for similar intellectual property;
•Evaluating the Company’s WACC, including the discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers;
•Developing an estimate of the acquisition-date fair value of the intangible assets using the Company’s cash flow forecast and an independently developed discount rate and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 26, 2021

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$29,213	$82,985
Accounts receivable, net of allowances of $7,043 and $3,332 at December 31, 2020 and 2019, respectively	376,099	352,685
Accounts receivable, subcontractor	73,985	72,714
Prepaid expenses	13,629	11,669
Other current assets	40,809	40,446
Total current assets	533,735	560,499
Restricted cash, cash equivalents and investments	61,347	62,170
Fixed assets, net of accumulated depreciation of $161,752 and $132,900 at December 31, 2020 and 2019, respectively	116,174	104,832
Operating lease right-of-use assets	77,735	89,866
Other assets	135,120	120,254
Goodwill	864,485	595,551
Intangible assets, net of accumulated amortization of $215,234 and $151,417 at December 31, 2020 and 2019, respectively	564,911	398,474
Total assets	$2,353,507	$1,931,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$167,881	$156,140
Accrued compensation and benefits	213,414	170,932
Current portion of notes payable	4,688	—
Current portion of operating lease liabilities	15,032	13,943
Deferred revenue	11,004	11,788
Other current liabilities	10,938	25,302
Total current liabilities	422,957	378,105
Notes payable, net of unamortized fees and premium	857,961	617,159
Deferred income taxes, net	67,205	46,618
Operating lease liabilities	77,800	91,209
Other long-term liabilities	107,907	61,813
Total liabilities	1,533,830	1,194,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,614 issued and 47,053 outstanding at December 31, 2020 and 49,283 issued and 46,722 outstanding at December 31, 2019	496	493
Additional paid-in capital	468,726	455,193
Treasury stock, at cost; 2,561 shares at December 31, 2020 and 2019	(119,143)	(119,143)
Retained earnings	469,558	400,047
Accumulated other comprehensive income	40	152
Total stockholders’ equity	819,677	736,742
Total liabilities and stockholders’ equity	$2,353,507	$1,931,646
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$2,393,714	$2,222,107	$2,136,074
Cost of revenue	1,601,936	1,478,642	1,439,691
Gross profit	791,778	743,465	696,383
Operating expenses:
Selling, general and administrative	549,747	508,030	452,318
Depreciation and amortization	92,766	58,520	41,237
Total operating expenses	642,513	566,550	493,555
Income from operations	149,265	176,915	202,828
Interest expense, net, and other	57,742	28,427	16,143
Income before income taxes	91,523	148,488	186,685
Income tax expense	20,858	34,500	44,944
Net income	$70,665	$113,988	$141,741

Other comprehensive income (loss):
Foreign currency translation and other	(112)	1	263
Other comprehensive income (loss)	(112)	1	263

Comprehensive income	$70,553	$113,989	$142,004

Net income per common share:
Basic	$1.49	$2.44	$2.99
Diluted	$1.48	$2.40	$2.91
Weighted average common shares outstanding:
Basic	47,424	46,704	47,371
Diluted	47,690	47,593	48,668

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2017	48,411	$484	$453,351	(930)	$(33,425)	$142,229	$(112)	$562,527
Repurchase of common stock into treasury	—	—	—	(1,236)	(67,013)	—	—	(67,013)
Equity awards vested and exercised, net of shares withheld for payroll taxes	398	4	(11,436)	—	—	—	—	(11,432)
Cumulative-effect adjustment from adoption of the new revenue recognition standard, net of tax	—	—	—	—	—	2,089	—	2,089
Share-based compensation	—	—	10,815	—	—	—	—	10,815
Comprehensive income	—	—	—	—	—	141,741	263	142,004
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(395)	(18,705)	—	—	(18,705)
Equity awards vested and exercised, net of shares withheld for payroll taxes	474	5	(13,778)	—	—	—	—	(13,773)
Share-based compensation	—	—	16,241	—	—	—	—	16,241
Comprehensive income	—	—	—	—	—	113,988	1	113,989
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	331	3	(6,932)	—	—	—	—	(6,929)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	20,465	—	—	—	—	20,465
Comprehensive income (loss)	—	—	—	—	—	70,665	(112)	70,553
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$70,665	$113,988	$141,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,187	58,520	41,237
Non-cash interest expense and other	4,349	1,984	(4,841)
Write-off of fees on credit facilities and senior notes	4,956	594	574
Change in fair value of contingent consideration	4,900	7,178	(2,400)
Increase in allowance for credit losses and sales credits	6,535	6,275	9,006
Provision for deferred income taxes	(21,628)	913	(667)
Share-based compensation	20,465	16,241	10,815
Net loss on deferred compensation balances	1,646	—	—
Loss on disposal or sale of fixed assets	4,322	484	117
Amortization of discount on investments	(109)	(298)	(202)
Non-cash lease expense	(589)	5	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,338)	28,278	(1,453)
Accounts receivable, subcontractor	(1,271)	(22,571)	(9,131)
Income taxes receivable	(412)	(4,464)	15,099
Prepaid expenses	(1,342)	774	4,465
Other current assets	2,322	2,847	(1,259)
Other assets	3,220	(12,751)	5,239
Accounts payable and accrued expenses	5,562	1,925	17,154
Accrued compensation and benefits	25,856	32,758	10,252
Other liabilities	41,640	(6,090)	(8,980)
Deferred revenue	(1,119)	(1,806)	319
Restricted investments balance	9	78	(92)
Net cash provided by operating activities	256,826	224,862	226,993
Cash flows from investing activities:
Purchase and development of fixed assets	(37,702)	(35,218)	(35,206)
Purchase of investments	(48,311)	(26,309)	(33,824)
Proceeds from maturity of investments	32,800	32,135	25,000
Purchase of equity investments	—	—	(6,100)
Proceeds from sale of equity investment	527	—	—
Purchase of convertible promissory notes	(490)	(779)	(750)
Payments to fund deferred compensation plan	(7,171)	(12,507)	(9,917)
Cash paid for acquisitions, net of cash and restricted cash received	(476,491)	(247,906)	(217,360)
Cash paid for other intangibles	(1,400)	(1,240)	(1,180)
Cash received for working capital adjustments for prior year acquisitions	66	—	—
Net cash used in investing activities	(538,172)	(291,824)	(279,337)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Payments on term loans	(228,125)	(150,000)	—
Proceeds from term loan	250,000	150,000	—
Payments on revolving credit facility	(245,000)	(221,000)	(75,000)
Proceeds from revolving credit facility	245,000	101,000	195,000
Proceeds from senior notes	552,000	300,000	—
Redemption of senior notes	(333,330)	—	—
Repurchase of common stock	—	(18,705)	(67,013)
Payment of financing costs	(11,508)	(5,223)	(2,331)
Earn-out payments for prior acquisitions	(10,622)	(5,700)	(1,713)
Cash paid for shares withheld for taxes	(6,929)	(13,773)	(11,432)
Net cash provided by financing activities	211,486	136,599	37,511
Effect of exchange rate changes on cash	(112)	1	263
Net increase (decrease) in cash, cash equivalents and restricted cash	(69,972)	69,638	(14,570)
Cash, cash equivalents and restricted cash at beginning of year	153,962	84,324	98,894
Cash, cash equivalents and restricted cash at end of year	$83,990	$153,962	$84,324

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$20,052	$17,817	$—
Cash paid for interest (net of $389, $536 and $460 capitalized in 2020, 2019 and 2018, respectively)	$22,652	$23,730	$21,283
Cash paid for income taxes	$46,258	$37,747	$30,593
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$35,733	$29,660	$24,026
Goodwill	268,971	157,036	97,910
Intangible assets	228,000	107,580	122,110
Liabilities assumed	(56,213)	(31,148)	(16,586)
Earn-out liabilities	—	(15,222)	(10,100)
Net cash paid for acquisitions	$476,491	$247,906	$217,360
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,103	$2,301	$1,706
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
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
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, also known as COVID-19, a global pandemic. Due to the pandemic, there has been uncertainty and disruption in the global economy and significant volatility of financial markets. The Company is closely monitoring the impact of the pandemic, which continues to evolve, and its effects and risks on our operations, liquidity, financial condition and financial results. The Company also implemented remote-work arrangements effective mid-March 2020 and, to date, transitioning to a remote-work environment has not had a material adverse impact on the Company’s ability to continue to operate its business, financial reporting process or internal controls and procedures.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AMN Healthcare Services, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and indefinite-lived intangible assets, professional liability reserve, contingent liabilities such as legal accruals, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the COVID-19 pandemic. While the full impact of COVID-19, including the duration and severity of the pandemic, remains unknown, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. Specifically, the Company continues to monitor the impacts of the pandemic on its customers’ liquidity and capital resources and, therefore, the Company’s ability to collect, or the timeliness of collection of accounts receivable. The impact of COVID-19 did not have a material effect on the Company’s estimates as of December 31, 2020. These estimates may change as new events occur and additional information is obtained. See additional information below regarding the allowance for credit losses for accounts receivable.

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

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$29,213	$82,985
Restricted cash and cash equivalents (included in other current assets)	18,626	18,393
Restricted cash, cash equivalents and investments	61,347	62,170
Total cash, cash equivalents and restricted cash and investments	109,186	163,548
Less restricted investments	(25,196)	(9,586)
Total cash, cash equivalents and restricted cash	$83,990	$153,962
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

(h) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The amount by which the carrying value of the goodwill exceeds its fair value is recognized as an impairment loss.

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
(j) Insurance Reserves

The Company maintains an accrual for professional liability that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history and trends. In November 2012, the Company established a captive insurance subsidiary, which primarily provides coverage, on an occurrence basis, for professional liability within its nurse and allied solutions segment. Liabilities include provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions that are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains excess insurance coverage through a commercial carrier for losses above the per occurrence retention.

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

In December 2017, the Company transferred legacy liabilities related to its self-insured retention portion of both the workers compensation and locum tenens business professional liability to its captive insurance subsidiary. These legacy liabilities follow the same accounting policies as described in the paragraphs above.

(k) Revenue Recognition

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

Depending on the arrangement, the Company’s SaaS-based revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period. See additional information below regarding the Company’s revenue disaggregated by service type.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the years ended December 31, 2020 and 2019, previously deferred revenue recognized as revenue was $11,729 and $9,972, respectively.
The Company recognizes assets from incremental costs to obtain a contract with a customer and costs incurred to fulfill a contract with a customer, which are deferred and amortized using the portfolio approach on a straight line basis over the average period of benefit consistent with the timing of transfer of services to the customer. Aggregate expense for these costs was $11,208 and $11,369 for the years ended December 31, 2020 and 2019, respectively.
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

(l) Accounts Receivable

The Company records accounts receivable at the invoiced amount. Accounts receivable are non-interest bearing. The Company maintains an allowance for expected credit losses based on the Company’s historical write-off experience, an assessment of its customers’ financial conditions and available information that is relevant to assessing the collectability of cash flows, which includes current conditions and forecasts about future economic conditions. See additional information below regarding the Company’s adoption of the credit loss standard effective January 1, 2020.
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

2020
Balance as of January 1,	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	1,334
Provision for expected credit losses	4,428
Amounts written off charged against the allowance	(2,051)
Balance as of December 31,	$7,043
The Company reclassified its allowance for accounts receivable in the prior year’s consolidated balance sheet to conform to the current year presentation. The prior year balance of accounts receivable (net of allowances) remains unchanged.

(m) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 14%, 13% and 13% of the consolidated revenue of the Company for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, restricted cash equivalents and investment balances may be invested in a non-federally insured money market account and commercial paper. As of December 31, 2020 and 2019, there were $61,347 and $62,170, respectively, of restricted cash, cash equivalents and investments, a portion of which was invested in a non-federally insured money market fund and commercial paper. See Note (3), “Fair Value Measurement,” for additional information.

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

(o) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of the Company’s equity investment is determined by using prices for identical or similar investments of the same issuer, which is more fully described in Note (3), “Fair Value Measurement.” As it relates to the Company’s 2027 Notes and 2029 Notes (as defined in Note (8) and Note (3), respectively, below), fair value disclosure is detailed in Note (3), “Fair Value Measurement.” See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the long-term portion of the Company’s insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

(p) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which typically is the vesting period, except for awards granted to retirement-eligible employees, which are expensed on an accelerated basis. Restricted stock units (“RSUs”) typically vest over a three-year period. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain performance conditions dependent on defined targets of the Company’s adjusted EBITDA, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

(q) Net Income per Common Share
Share-based awards to purchase 41, 43 and 23 shares of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2020, 2019 and 2018, respectively:

	Years Ended December 31,
	2020	2019	2018
Net income	$70,665	$113,988	$141,741

Net income per common share - basic	$1.49	$2.44	$2.99
Net income per common share - diluted	$1.48	$2.40	$2.91

Weighted average common shares outstanding - basic	47,424	46,704	47,371
Plus dilutive effect of potential common shares	266	889	1,297
Weighted average common shares outstanding - diluted	47,690	47,593	48,668

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

The following table, which includes reclassified prior period amounts to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2020	2019	2018
Revenue
Nurse and allied solutions	$1,699,311	$1,562,588	$1,431,018
Physician and leadership solutions	466,622	562,762	617,488
Technology and workforce solutions	227,781	96,757	87,568
	$2,393,714	$2,222,107	$2,136,074
Segment operating income
Nurse and allied solutions	$232,005	$219,862	$201,866
Physician and leadership solutions	62,342	71,378	86,077
Technology and workforce solutions	93,212	43,899	41,373
	387,559	335,139	329,316
Unallocated corporate overhead	123,642	83,463	74,436
Depreciation and amortization	92,766	58,520	41,237
Depreciation (included in cost of revenue)	1,421	—	—
Share-based compensation	20,465	16,241	10,815
Interest expense, net, and other	57,742	28,427	16,143
Income before income taxes	$91,523	$148,488	$186,685

The following tables present the Company’s revenue disaggregated by service type:

	Year Ended December 31, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,699,311	$408,228	$—	$2,107,539
Permanent placement	—	58,394	—	58,394
Outsourced workforce	—	—	134,468	134,468
SaaS-based technologies	—	—	93,313	93,313
Total revenue	$1,699,311	$466,622	$227,781	$2,393,714

	Year Ended December 31, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,562,588	$482,984	$—	$2,045,572
Permanent placement	—	79,778	—	79,778
Outsourced workforce	—	—	16,096	16,096
SaaS-based technologies	—	—	80,661	80,661
Total revenue	$1,562,588	$562,762	$96,757	$2,222,107

	Year Ended December 31, 2018
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,431,018	$543,117	$—	$1,974,135
Permanent placement	—	74,371	—	74,371
Outsourced workforce	—	—	15,042	15,042
SaaS-based technologies	—	—	72,526	72,526
Total revenue	$1,431,018	$617,488	$87,568	$2,136,074

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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The FASB also issued a series of other ASUs, which update ASU 2016-13 (collectively, the “credit loss standard”). This new standard introduces new accounting models for determining and recognizing credit losses on certain financial instruments based on an estimate of current expected credit losses. The Company adopted this standard effective January 1, 2020 using the modified retrospective transition method. The Company recognized the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings of $1,154, net of tax, primarily related to its allowance for credit losses for accounts receivable. Prior period amounts are not retrospectively adjusted. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements. The Company expects the impact to be immaterial on an ongoing basis.
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
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The standard modifies the current disclosure requirements on fair value measurements. The Company adopted this standard effective January 1, 2020. Refer to information regarding fair value measurements in Note (3), “Fair Value Measurement.”

There were no other material impacts to the Company’s consolidated financial statements as a result of adopting these updated standards.

(2) Acquisitions
As set forth below, the Company completed six acquisitions from January 1, 2018 through December 31, 2020. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, it recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2020. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Stratus Video Acquisition
On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (8) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The New Credit Agreement and the Second Amendment are more fully described in Note (8), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2020, an additional $99 of cash consideration was paid to the selling shareholders for the final working capital settlement. The Company incurred $11,467 of acquisition-related costs during the year ended December 31, 2020 as a result of its acquisition of Stratus Video.
The allocation of the $485,667 purchase price, which included the additional cash consideration paid for the final working capital settlement, consisted of (1) $44,909 of fair value of tangible assets acquired, which included $9,176 cash received, (2) $56,213 of liabilities assumed, (3) $228,000 of identified intangible assets, and (4) $268,971 of goodwill, of which $10,182 is expected to be deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately seventeen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$171,000	20
Tradenames and Trademarks	40,000	5 - 10
Developed Technology	16,000	5
Interpreter Database	1,000	4
	$228,000
During the third quarter of 2020, the Company revised the estimated useful lives for the tradenames and trademarks intangible assets as a result of its plan to rebrand the language interpretation business. Based on this change in circumstances since the date of acquisition, the Company determined that the remaining useful lives of the assets are five years and will amortize the remaining value on a straight-line basis over the remaining useful life. The Company will continue to evaluate the remaining useful lives of other intangible assets impacted by its brand consolidation efforts.
Approximately $116,054 of revenue and $20,164 of income before income taxes of Stratus Video were included in the consolidated statement of comprehensive income for the year ended December 31, 2020. The following summary presents unaudited pro forma consolidated results of operations of the Company as if the Stratus Video and Advanced (as defined below) acquisitions had occurred on January 1, 2019, which gives effect to certain adjustments, including incremental acquisition-related costs of $25,311, of which $14,468 was reclassified from the year ended December 31, 2020, amortization of intangible assets of $15,014, and interest expense of $6,722 for the year ended December 31, 2019. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

	Years Ended December 31,
	2020	2019
Revenue	$2,407,586	$2,383,405
Income from operations	165,196	145,069
Net income	81,422	85,154
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
The allocation of the $22,940 purchase price, which was reduced by the final working capital settlement and finalized during the fourth quarter of 2020, consisted of (1) $1,169 of fair value of tangible assets acquired, which included $222 cash received, (2) $823 of liabilities assumed, (3) $9,000 of identified intangible assets, and (4) $13,594 of goodwill, all of which is deductible for tax purposes. The fair value of intangible assets includes $3,000 of developed technology, $4,000 of customer relationships, and $2,000 of trademarks with a weighted average useful life of approximately seven years.
Advanced Acquisition
On June 14, 2019, the Company completed its acquisition of Advanced Medical Personnel Services, Inc. (“Advanced”), a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings. The initial purchase price of $211,743 included (1) $201,121 cash consideration paid upon acquisition and (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $10,622 as of the acquisition date. The contingent earn-out payment is based on the operating results of Advanced for the twelve months ending December 31, 2019, which was settled in full during the first quarter of 2020. The acquisition was funded primarily through (1) borrowings under the Senior Credit Facility and (2) the First Amendment (as defined in Note (8) below) to the New Credit Agreement, which provided $150,000 of additional available borrowings to the Company. The results of Advanced have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2019, an additional $73 of cash consideration was paid to the selling shareholders for the final working capital settlement.
The allocation of the $211,816 purchase price, which included the additional cash consideration paid for the final working capital settlement and was finalized during the second quarter of 2020, consisted of (1) $29,020 of fair value of tangible assets acquired, which included $2,497 cash and restricted cash received, (2) $28,772 of liabilities assumed, (3) $91,700 of identified intangible assets, and (4) $119,868 of goodwill, of which $57,236 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately nine years. The following table summarizes the fair value and useful life of each intangible asset acquired:

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
The allocation of the $31,676 purchase price, which was finalized during the first quarter of 2020, consisted of (1) $2,826 of fair value of tangible assets acquired, which included $651 cash received, (2) $1,567 of liabilities assumed, (3) $6,880 of identified intangible assets, and (4) $23,537 of goodwill, none of which is deductible for tax purposes. The fair value of intangible assets primarily includes $5,300 of developed technology and $1,500 of trademarks with a weighted average useful life of approximately eight years.
MedPartners Acquisition

On April 9, 2018, the Company completed its acquisition of MedPartners HIM (“MedPartners”), which provides case management, clinical documentation improvement, medical coding and registry services to hospitals and physician medical groups nationwide. The initial purchase price of $200,933 included (1) $196,533 cash consideration paid upon acquisition, funded through borrowings under the Senior Credit Facility, (2) a contingent earn-out payment of up to $20,000 with an estimated fair value of $4,400 as of the acquisition date. The contingent earn-out payment is based on (A) up to $10,000 based on the operating results of MedPartners for the twelve months ending December 31, 2018, which resulted in no earn-out payment, and (B) up to $10,000 based on the operating results of MedPartners for the six months ending June 30, 2019, which resulted in no earn-out payment. The results of MedPartners have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2018, $222 was returned to the Company for the final working capital settlement.
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
Phillips DiPisa and Leaders For Today Acquisition
On April 6, 2018, the Company completed its acquisition of two related entities, Phillips DiPisa and Leaders For Today (“PDA” and “LFT”), which offer a range of leadership staffing and permanent placement solutions for the healthcare industry. The initial purchase price of $35,968 included (1) $30,268 cash consideration paid upon acquisition, funded through cash on hand, and (2) a contingent earn-out payment of up to $7,000 with an estimated fair value of $5,700 as of the acquisition date. The contingent earn-out payment is based on the operating results of PDA and LFT for the twelve months ending December 31, 2018, which was settled in full during the second quarter of 2019. The results of PDA and LFT have been included in the Company’s physician and leadership solutions segment since the date of acquisition. During the third quarter of 2018, $465 was returned to the Company for the final working capital settlement.
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

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $58,345 commercial paper issued and outstanding as of December 31, 2020, $25,196 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2019, the Company had $59,243 commercial paper issued and outstanding, of which $9,586 had original maturities greater than three months and were considered available-for-sale securities.

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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2020
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(97,184)	(97,184)	—	—
Commercial paper	58,345	—	58,345	—
Acquisition contingent consideration liabilities	(8,000)	—	—	(8,000)

	Fair Value Measurements as of December 31, 2019
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,508	$2,508	$—	$—
Deferred compensation	(81,064)	(81,064)	—	—
Commercial paper	59,243	—	59,243	—
Acquisition contingent consideration liabilities	(23,100)	—	—	(23,100)
Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2020	2019
Balance as of January 1,	$(23,100)	$(7,700)
Settlement of PDA and LFT contingent consideration liability for year ended December 31, 2018	—	7,000
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	20,000	—
Contingent consideration liability from Silversheet acquisition on January 30, 2019	—	(1,500)
Contingent consideration liability from Advanced acquisition on June 14, 2019	—	(10,622)
Contingent consideration liability from b4health acquisition on December 19, 2019	—	(3,100)
Change in fair value of contingent consideration liability from MedPartners acquisition	—	700
Change in fair value of contingent consideration liability from Silversheet acquisition	—	1,500
Change in fair value of contingent consideration liability from Advanced acquisition	—	(9,378)
Change in fair value of contingent consideration liability from b4health acquisition	(4,900)	—
Balance as of December 31,	$(8,000)	$(23,100)

As of December 31, 2020 and 2019, the fair value measurement of contingent consideration liabilities for b4health and Advanced, respectively, was based on actual operating results of the acquired company.

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
The balance of the equity investment classified as Level 2 in the fair value hierarchy was $15,449 as of both December 31, 2020 and 2019. There were no changes to the fair value of the equity investment recognized during the years ended December 31, 2020 and 2019, respectively.

There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three years ended December 31, 2020 requiring such measurements.
Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 5.125% senior notes due 2024 (the “2024 Notes”), the 2027 Notes (as defined in Note (8) below), and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2024 Notes, the 2027 Notes and the 2029 Notes, which are more fully described in Note (8), “Notes Payable and Credit Agreement,” are presented in the following table:

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2024 Notes	$—	$—	$325,000	$337,188
2027 Notes	500,000	521,250	300,000	301,500
2029 Notes	350,000	357,000	—	—
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets
As of December 31, 2020 and 2019, the Company had the following acquired intangible assets:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$36,836	$(16,706)	$20,130	$35,836	$(13,369)	$22,467
Customer relationships	444,839	(122,105)	322,734	273,839	(94,206)	179,633
Tradenames and trademarks	166,269	(58,299)	107,970	126,269	(33,545)	92,724
Non-compete agreements	6,371	(3,402)	2,969	4,117	(2,035)	2,082
Acquired technology	36,430	(14,722)	21,708	20,430	(8,262)	12,168
	$690,745	$(215,234)	$475,511	$460,491	$(151,417)	$309,074
Intangible assets not subject to amortization:
Tradenames and trademarks			$89,400			$89,400
			$564,911			$398,474

Aggregate amortization expense for intangible assets was $63,817 and $36,493 for the years ended December 31, 2020 and 2019, respectively. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense as of December 31, 2020 is as follows:

Amount
Year ending December 31, 2021	$61,234
Year ending December 31, 2022	60,351
Year ending December 31, 2023	58,694
Year ending December 31, 2024	52,161
Year ending December 31, 2025	39,199
Thereafter	203,872
$475,511

In connection with the reorganization of its reportable segments effective March 8, 2020, the Company reassigned the goodwill balances to the reporting units, the composition of which changed under the reorganized reportable segments, using the relative fair value reallocation approach. The Company performed a goodwill impairment test at the reporting unit level both immediately before and after the reorganization. The Company determined the fair values of its reporting units using a combination of the income approach (using discounted future cash flows) and the market valuation approach. Based on the results of this testing, the Company determined that the fair values of its reporting units were each greater than their respective carrying values both before and after the reorganization. Therefore, there was no impairment loss recognized during the year ended December 31, 2020.
The following table, which includes reclassified prior period amounts to conform to the new segment reporting structure, summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2019	$224,454	$163,362	$50,690	$438,506
Goodwill adjustment for MedPartners acquisition	23	—	—	23
Goodwill adjustment for PDA and LFT acquisition	—	(14)	—	(14)
Goodwill from Silversheet acquisition	—	—	23,537	23,537
Goodwill from Advanced acquisition	119,839	—	—	119,839
Goodwill from b4health acquisition	—	—	13,660	13,660
Balance, December 31, 2019	344,316	163,348	87,887	595,551
Goodwill adjustment for Advanced acquisition	29	—	—	29
Goodwill adjustment for b4health acquisition	—	—	(66)	(66)
Goodwill from Stratus Video acquisition	—	—	268,971	268,971
Reallocation due to change in segments	(5,330)	(10,548)	15,878	—
Balance, December 31, 2020	$339,015	$152,800	$372,670	$864,485
Accumulated impairment loss as of December 31, 2019 and 2020	$154,444	$60,495	$—	$214,939

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

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$20,176	$18,725
Short-term lease cost	8,702	20,112
Variable and other lease cost	2,526	2,880
Net lease cost	$31,404	$41,717
Rent expense under operating leases (with initial lease terms in excess of one year) was $21,402 for the year ended December 31, 2018.

The maturities of lease liabilities as of December 31, 2020 were as follows:

Operating Leases
Years ending December 31,
2021	$19,108
2022	18,552
2023	18,207
2024	17,030
2025	15,160
Thereafter	18,733
Total lease payments	106,790
Less imputed interest	(13,958)
Present value of lease liabilities	$92,832

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$20,052	$17,817

The weighted average remaining lease term and discount rate as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Weighted average remaining lease term	6 years	7 years
Weighted average discount rate	4.8%	4.8%

The Company uses its incremental borrowing rate as the discount rate to measure its lease liabilities. The incremental borrowing rate is determined for each operating lease based on the Company’s borrowing capabilities over a similar term of the lease arrangement, which is estimated by utilizing the Company’s credit rating and the effects of full collateralization.

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows:

	December 31,
	2020	2019
Other current assets:
Restricted cash and cash equivalents	$18,626	$18,393
Income taxes receivable	6,591	5,984
Other	15,592	16,069
Other current assets	$40,809	$40,446

Fixed assets:
Furniture and equipment	$47,355	$37,315
Software	220,971	191,050
Leasehold improvements	9,600	9,367
	277,926	237,732
Accumulated depreciation	(161,752)	(132,900)
Fixed assets, net	$116,174	$104,832

Accounts payable and accrued expenses:
Trade accounts payable	$28,089	$26,985
Subcontractor payable	79,364	75,562
Accrued expenses	37,849	36,344
Loss contingencies	7,613	6,146
Professional liability reserve	8,897	7,925
Other	6,069	3,178
Accounts payable and accrued expenses	$167,881	$156,140

Accrued compensation and benefits:
Accrued payroll	$59,721	$47,381
Accrued bonuses and commissions	34,514	22,613
Accrued travel expense	1,998	2,459
Health insurance reserve	5,590	4,019
Workers compensation reserve	10,244	8,782
Deferred compensation	97,184	81,064
Other	4,163	4,614
Accrued compensation and benefits	$213,414	$170,932

Other current liabilities:
Acquisition related liabilities	$8,000	$20,000
Other	2,938	5,302
Other current liabilities	$10,938	$25,302

Other long-term liabilities:
Workers compensation reserve	$20,930	$18,291
Professional liability reserve	31,997	34,606
Unrecognized tax benefits	5,447	5,431
Other	49,533	3,485
Other long-term liabilities	$107,907	$61,813

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Years Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$32,673	$25,255	$33,564
State	9,813	8,332	12,047
Total	42,486	33,587	45,611
Deferred income taxes:
Federal	(15,092)	625	(1,372)
State	(6,536)	288	705
Total	(21,628)	913	(667)
Provision for income taxes from operations	$20,858	$34,500	$44,944
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2020, 2019 and 2018 to pretax income from operations because of the effect of the following items during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Tax expense at federal statutory rate	$19,220	$31,253	$39,272
State taxes, net of federal benefit	4,161	6,810	9,902
Non-deductible expenses	3,621	3,840	2,956
Share-based compensation	(2,311)	(4,770)	(4,343)
Unrecognized tax benefit	(78)	(207)	413
Other, net	(3,755)	(2,426)	(3,256)
Income tax expense from operations	$20,858	$34,500	$44,944

Certain reclassifications have been made to the prior year’s presentation of deferred tax assets in order to conform to the current year presentation. There is no change to the prior year total deferred tax assets. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Stock compensation	$6,198	$5,848
Deferred compensation	24,604	20,564
Accrued bonus	7,607	4,294
Accrued payroll taxes	12,445	60
Accrued expenses	18,185	14,218
Operating lease liabilities	23,826	27,206
Net operating losses	9,557	3,448
Loss contingencies	6,459	—
Other	989	570
Total deferred tax assets	$109,870	$76,208
Deferred tax liabilities:
Intangibles	$(126,833)	$(71,646)
Fixed assets	(25,252)	(22,896)
Operating lease right-of-use assets	(19,933)	(23,234)
Other	(5,057)	(5,050)
Total deferred tax liabilities	$(177,075)	$(122,826)
Net deferred tax liabilities	$(67,205)	$(46,618)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2020 is $41,430, primarily related to the Stratus Video acquisition, which begins to expire by 2030. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2020 is $16,631, primarily related to the Stratus Video acquisition, which begins to expire by 2021. The Stratus Video acquisition is more fully described in Note (2), “Acquisitions.”
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Beginning balance of unrecognized tax benefits	$4,937	$4,393	$4,663
Additions based on tax positions related to the current year	667	588	475
Additions based on tax positions of prior years	255	990	753
Reductions due to lapse of applicable statute of limitation	(943)	(1,034)	(547)
Settlements	—	—	(951)
Ending balance of unrecognized tax benefits	$4,916	$4,937	$4,393

At December 31, 2020, if recognized, approximately $4,616 net of $831 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $530, $493 and $467 of accrued interest related to unrecognized tax benefits at December 31, 2020, 2019 and 2018, respectively. The amount of interest expense (benefit) recognized in 2020, 2019 and 2018 was $37, $26 and $(139), respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2020, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2017. Prior to the Company’s acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. The Company received a final determination from the IRS in November 2019 for $1,300. The Company is indemnified by Advanced for the potential contingent liability for all pre-acquisition open years. The Advanced acquisition is more fully described in Note (2), “Acquisitions.”

The Company believes its indemnification by Advanced for all pre-acquisition years and its reserve for unrecognized tax benefits and contingent tax issues are adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Among other things, the CARES Act contains significant business tax provisions, including a deferral of payment of employer payroll taxes and an employer retention credit for employer payroll taxes.

The Company deferred payment of the employer’s share of payroll taxes of $48,249, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheet as of December 31, 2020, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. The Company claimed an employee retention employment tax credit of $1,183.

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

On February 14, 2020, the Company entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250,000 secured term loan credit facility (the “Additional Term Loan”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company. The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Stratus Video, as more fully described in Note (2), “Acquisitions.”

In connection with the Second Amendment, the Company incurred $4,144 in fees paid to lenders and other third parties, which were capitalized and are being amortized to interest expense over the term of the Credit Facilities (as defined below). In addition, $1,681 of unamortized financing fees incurred in connection with obtaining the New Credit Agreement and First Amendment will continue to be amortized to interest expense over the term of the Credit Facilities.

Borrowings under the Senior Credit Facility and the Additional Term Loan (together, the “Credit Facilities”) bear interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 1.75% or a base rate plus a spread of 0.00% to 0.75%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio (as calculated per the Amended Credit Agreement). The Additional Term Loan is subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The Senior Credit Facility, which includes a $75,000 sublimit for the issuance of letters of credit and a $75,000 sublimit for swingline loans, is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Credit Facilities is February 14, 2025.

At December 31, 2020, with $21,910 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $378,090 of available credit under the Senior Credit Facility. The interest rate for the Additional Term Loan was 1.65% on a LIBOR basis as of December 31, 2020.

(b) The Company’s 4.625% Senior Notes Due 2027
On August 13, 2020, the Company completed the issuance of an additional $200,000 aggregate principal amount of 4.625% senior notes due 2027 (the “New 2027 Notes”), which were issued at a price of 101.000% of the aggregate principal amount. The New 2027 Notes were issued pursuant to the existing indenture, dated as of October 1, 2019, under which the Company previously issued $300,000 aggregate principal amount of 4.625% senior notes due 2027 (the “Existing 2027 Notes” and together with the New 2027 Notes, the “2027 Notes”). The New 2027 Notes will be treated as a single series with the Existing 2027 Notes and will have the same terms (other than issue price, issue date and the date from which interest accrues) as those of the Existing 2027 Notes. Interest on the 2027 Notes is fixed at 4.625% and payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2020 with respect to the New 2027 Notes. The aggregate principal amount of the 2027 Notes matures on October 1, 2027.
With proceeds from the New 2027 Notes and cash on hand, the Company (1) repaid $200,000 of its indebtedness under the Additional Term Loan and (2) paid $2,620 of fees and expenses related to the issuance of the New 2027 Notes, which were recorded as a reduction of the notes payable balance and are being amortized to interest expense over the remaining term of the 2027 Notes.

(c) The Company’s 4.000% Senior Notes Due 2029
On October 20, 2020, the Company completed the issuance of $350,000 aggregate principal amount of the 2029 Notes, which mature on April 15, 2029. Interest on the 2029 Notes is fixed at 4.000% and payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021. With the proceeds from the 2029 Notes and cash generated from operations, the Company (1) redeemed all of its outstanding $325,000 aggregate principal amount of the 2024 Notes on November 4, 2020, (2) paid $9,857 consisting of the associated redemption premium and accrued and unpaid interest on the 2024 Notes, (3) repaid $40,000 under the Senior Credit Facility and (4) incurred $4,744 in fees and expenses related to the issuance and sale of the 2029 Notes, which were recorded as a reduction of the notes payable balance and are being amortized to interest expense over the term of the 2029 Notes. In addition, the Company wrote off $2,992 of unamortized financing fees incurred in connection with the issuance of the 2024 Notes, which was recognized in interest expense, net, and other in the consolidated statements of comprehensive income for the year ended December 31, 2020.
The indenture governing the 2029 Notes contains covenants that, among other things, restrict the ability of the Company to:
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
•create unrestricted subsidiaries.
These covenants are subject to a number of important exceptions and qualifications. The indenture governing the 2029 Notes contains affirmative covenants and events of default that are customary for indentures governing high yield securities. The 2029 Notes and the related guarantees thereof are not subject to any registration rights agreements.

(d) Debt Balances

Outstanding debt balances as of December 31, 2020 and 2019 consisted of the following:

	As of December 31,
	2020	2019
Additional Term Loan	$21,875	$—
2024 Notes	—	325,000
2027 Notes	500,000	300,000
2029 Notes	350,000	—
Total debt outstanding	871,875	625,000
Less unamortized fees and premium	(9,226)	(7,841)
Less current portion of notes payable	(4,688)	—
Long-term portion of notes payable	$857,961	$617,159

The 2024 Notes, which were redeemed by the Company during the fourth quarter of 2020, were issued in October 2016 and had a fixed interest rate of 5.125%. The Company repaid its outstanding indebtedness under the Additional Term Loan in January 2021. Additionally, in February 2021, the Company borrowed $25,000 under the Senior Credit Facility in the ordinary course of business.
(e) Letters of Credit

At December 31, 2020, the Company maintained outstanding standby letters of credit totaling $24,064 as collateral in relation to its workers compensation insurance agreements and a corporate office lease agreement. Of the $24,064 outstanding letters of credit, the Company has collateralized $2,154 in cash and cash equivalents and the remaining $21,910 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2019 totaled $19,752.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. A discretionary matching contribution is determined by the Company each year. Employer contribution expenses incurred under the AMN Plan were $4,256, $5,516 and $5,250 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company has a deferred compensation plan for certain executives and key employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. A discretionary matching contribution is determined by the Company each year. Employer contributions under the Plan were $2,845, $5,551 and $4,708 for the years ended December 31, 2020, 2019 and 2018, respectively. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and key employees. The cash surrender value of these policies was $98,161 and $79,515 at December 31, 2020 and 2019, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2020 and 2019, no shares of preferred stock were outstanding.

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

The Company intends to make all repurchases and to administer the plan in accordance with applicable laws and regulatory guidelines, including Rule 10b-18 of the Exchange Act, and in compliance with its debt instruments. Repurchases may be made from cash on hand, free cash flow generated from the Company’s business or from the Company’s Senior Credit Facility. Repurchases may be made from time to time through open market purchases or privately negotiated transactions. Repurchases may also be made pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act that would permit shares to be repurchased when the Company might otherwise be precluded from doing so under the Company’s securities trading policy.

During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2019, the Company repurchased 395 shares of its common stock at an average price of $47.30 per share, resulting in an aggregate purchase price of $18,705.

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s original adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan (under which there are no longer any outstanding awards) that were forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and have exercise prices that will be determined at the time of grant, which will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009, April 18, 2012 and April 19, 2017, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850, 2,400 and 1,400, respectively. As of December 31, 2020 and 2019, 2,830 and 2,930 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have recently consisted of RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2020, 179 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to a PRSU being earned) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2017	855	$30.98
Granted—RSUs	279	$53.73
Granted—PRSUs (1)	266	$35.28
Vested	(499)	$23.04
Canceled/forfeited/expired	(83)	$42.32
Unvested at December 31, 2018	818	$43.84
Granted—RSUs	191	$54.99
Granted—PRSUs (1)	201	$48.32
Vested	(400)	$35.46
Canceled/forfeited/expired	(52)	$41.09
Unvested at December 31, 2019	758	$52.45
Granted—RSUs	271	$60.02
Granted—PRSUs (1)	155	$64.59
Vested	(283)	$49.18
Canceled/forfeited/expired	(184)	$53.84
Unvested at December 31, 2020	717	$58.88

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2020, there was $16,972 unrecognized compensation cost related to unvested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.7 years. As of December 31, 2020 and 2019, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $48,945 and $47,242, respectively.

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

A summary of stock option and SAR activity under the Equity Plan and Other Plans are as follows:

	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	262	$8.81
Granted	—	$—
Exercised	(35)	$10.12
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2018	227	$8.61
Granted	—	$—
Exercised	(215)	$8.67
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2019	12	$7.51
Granted	—	$—
Exercised	(12)	$7.51
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2020	—	$—
Vested and expected to vest at December 31, 2020	—	$—
Exercisable at December 31, 2020	—	$—

As of December 31, 2020, there were no stock options or SARs outstanding. The total intrinsic value of stock options and SARs exercised was $828, $9,177 and $1,535 for 2020, 2019 and 2018, respectively. As of December 31, 2019, the total intrinsic value of stock options and SARs outstanding and exercisable was $645.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020	2019	2018
Share-based employee compensation, before tax	$20,465	$16,241	$10,815
Related income tax benefits	(5,321)	(4,223)	(2,812)
Share-based employee compensation, net of tax	$15,144	$12,018	$8,003

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

The Company accrues for contingencies and records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be considered wages and included in the regular rate of pay for purposes of calculating overtime rates.

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation; and that the Company’s wage statements do not comply with the requirements of California law. On June 26, 2018, the Court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the Plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals. On February 8, 2021, a three-judge panel of the Ninth Circuit Court of Appeals issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the Plaintiffs. The Company intends to appeal the Ninth Circuit’s decision and continue to defend the lawsuit vigorously.

On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The Complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The case was stayed pending a decision by the 9th circuit in the Clarke Matter.

The Company believes that its wage and hour practices, including those associated with the cases described above, conform with the applicable law in all material respects. However, because of the recent ruling by the 9th Circuit of Appeals, the inherent uncertainty of litigation, and the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company, it recorded an increase to its accruals established in connection with the matters described above amounting to $20,000 during the fourth quarter of 2020. In addition, while the Company continues to believe that it has meritorious defenses against the suits described above, the ultimate resolution of these matters could result in a loss of up to $15,000, excluding interest and penalties, in excess of the amounts currently accrued. For all other matters, the Company is unable to currently estimate the possible loss or range of loss beyond the amounts already accrued. Loss contingencies accrued as of December 31, 2020 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

(13) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$602,461	$608,351	$551,631	$631,271	$2,393,714
Gross profit	$202,066	$197,540	$184,633	$207,539	$791,778
Net income	$12,965	$22,325	$26,067	$9,308	$70,665
Net income per share from:
Basic	$0.27	$0.47	$0.55	$0.20	$1.49
Diluted	$0.27	$0.47	$0.55	$0.19	$1.48

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Revenue	$532,441	$535,177	$567,597	$586,892	$2,222,107
Gross profit	$176,759	$179,542	$190,031	$197,133	$743,465
Net income	$34,122	$28,869	$23,515	$27,482	$113,988
Net income per share from:
Basic	$0.73	$0.62	$0.50	$0.59	$2.44
Diluted	$0.71	$0.61	$0.49	$0.58	$2.40

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2020.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired Stratus Video (the “acquired entity”) during 2020, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, the acquired entity’s internal control over financial reporting associated with total assets of $537.1 million (of which $483.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $116.1 million included in our consolidated financial statements as of and for the year ended December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Stratus Video, during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Stratus Video’s internal control over financial reporting associated with total assets of $537.1 million (of which $483.1 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues of $116.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Stratus Video
Basis for Opinion
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

/s/ KPMG LLP

San Diego, California
February 26, 2021

Item 9B.    Other Information

On February 22, 2021, Michael M.E. Johns, M.D., a member of the Board of Directors (the “Board”) of AMN Healthcare Services, Inc. (the “Company”), provided notice to the Company that he does not intend to stand for re-election as a director of the Company upon expiration of his current term at the Company’s 2021 annual meeting (the “2021 Annual Meeting”). Dr. Johns has served as a valuable director on the Board for 12 years and his decision to retire was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As a result of Dr. Johns’ decision not to stand for re-election, on February 25, 2021 the Board approved decreasing the size of the Board to eight members, effective upon the election of the Company’s directors at the 2021 Annual Meeting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 21, 2021 (the “2021 Annual Meeting Proxy Statement”) under the headings “Election of Directors—Our Director Nominees,” “Executive Compensation Disclosure,” “Security Ownership and Other Matters—Section 16(a) Reporting Compliance,” the table set forth in “Corporate Governance—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Committees of the Board.”

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

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the 2021 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Ownership Guidelines,” “Corporate Governance—Enterprise Risk Oversight,” “Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report on Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2021 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2020 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Numbers of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Plan Category
Equity compensation plans approved by security holders	696,200	$—	2,829,752
Equity compensation plans not approved by security holders (3)	20,944	—	179,056

Total	717,144	$—	3,008,808

(1) Includes RSUs and PRSUs. As of December 31, 2020, there were no stock options or SARs outstanding. The weighted-average exercise price set forth in this table excludes the effect of RSUs and PRSUs, which have no exercise price.
(2) Under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to SARs that are not issued in connection with the settlement of the SARs on exercise thereof, is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include shares underlying our Equity Plan that are forfeited, canceled or terminated after December 31, 2020. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2021 Annual Meeting Proxy Statement under the headings “Corporate Governance—Policies and Procedures Governing Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Independence,” and “Corporate Governance—Committees of the Board.”

Item 14.    Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2021 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

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

2.5
Stock Purchase Agreement, dated as of January 26, 2020, by and among AMN Healthcare, Inc., Stratus Video 2016 Group, LLC and Stratus Video Holding Company (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated February 14, 2020, filed with the SEC on February 18, 2020).

3.1
Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 18, 2002).

3.2
Tenth Amended and Restated Bylaws of AMN Healthcare Services, Inc. dated April 22, 2020 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated April 22, 2020, filed with the SEC on April 27, 2020).

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

4.4
Indenture, dated as of October 20, 2020, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 6, 2020).

4.5	Description of Securities.*

10.1
Credit Agreement, dated as of February 9, 2018, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.2
First Amendment to Credit Agreement, dated as of June 14, 2019, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019).

10.3
Second Amendment to Credit Agreement, dated as of February 14, 2020, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and SunTrust Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.4
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

Exhibit Number	Description
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

Exhibit Number	Description
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

10.30
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

10.32
AMN Healthcare 2017 Senior Executive Incentive Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2017).

10.33
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.34
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

Exhibit Number	Description

10.36
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.37
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019).

10.38
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.39
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.40
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Stratus Gross Profit) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.41
Form of Amended and Restated Severance Agreement, effective as of May 8, 2020 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

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

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2021.

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

/S/ SYLVIA TRENT-ADAMS
Sylvia Trent-Adams Director