Form 10-Q
period 2021-03-31
AMN HEALTHCARE SERVICES INC
filed 2021-05-10
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
As of May 6, 2021, there were 47,257,096 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$78,325	$29,213
Accounts receivable, net of allowances of $7,050 and $7,043 at March 31, 2021 and December 31, 2020, respectively	562,163	376,099
Accounts receivable, subcontractor	138,367	73,985
Prepaid expenses	19,819	13,629
Other current assets	31,683	40,809
Total current assets	830,357	533,735
Restricted cash, cash equivalents and investments	62,319	61,347
Fixed assets, net of accumulated depreciation of $170,250 and $161,752 at March 31, 2021 and December 31, 2020, respectively	119,587	116,174
Operating lease right-of-use assets	74,746	77,735
Other assets	141,255	135,120
Goodwill	865,148	864,485
Intangible assets, net of accumulated amortization of $230,436 and $215,234 at March 31, 2021 and December 31, 2020, respectively	549,710	564,911
Total assets	$2,643,122	$2,353,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$271,903	$167,881
Accrued compensation and benefits	282,981	213,414
Current portion of notes payable	—	4,688
Current portion of operating lease liabilities	15,200	15,032
Deferred revenue	14,999	11,004
Other current liabilities	13,911	10,938
Total current liabilities	598,994	422,957
Revolving credit facility	55,000	—
Notes payable, net of unamortized fees and premium	841,435	857,961
Deferred income taxes, net	68,920	67,205
Operating lease liabilities	74,214	77,800
Other long-term liabilities	110,499	107,907
Total liabilities	1,749,062	1,533,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,746 issued and 47,185 outstanding at March 31, 2021 and 49,614 issued and 47,053 outstanding at December 31, 2020	497	496
Additional paid-in capital	472,754	468,726
Treasury stock, at cost; 2,561 shares at March 31, 2021 and December 31, 2020	(119,143)	(119,143)
Retained earnings	539,936	469,558
Accumulated other comprehensive income	16	40
Total stockholders’ equity	894,060	819,677
Total liabilities and stockholders’ equity	$2,643,122	$2,353,507

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$885,945	$602,461
Cost of revenue	597,077	400,395
Gross profit	288,868	202,066
Operating expenses:
Selling, general and administrative	161,212	146,234
Depreciation and amortization	23,254	20,089
Total operating expenses	184,466	166,323
Income from operations	104,402	35,743
Interest expense, net, and other	8,944	11,054
Income before income taxes	95,458	24,689
Income tax expense	25,080	11,724
Net income	$70,378	$12,965

Other comprehensive loss:
Foreign currency translation and other	(24)	(47)
Other comprehensive loss	(24)	(47)

Comprehensive income	$70,354	$12,918

Net income per common share:
Basic	$1.48	$0.27
Diluted	$1.47	$0.27
Weighted average common shares outstanding:
Basic	47,600	47,359
Diluted	47,916	47,641

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	140	1	(4,354)	—	—	—	—	(4,353)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	4,927	—	—	—	—	4,927
Comprehensive income (loss)	—	—	—	—	—	12,965	(47)	12,918
Balance, March 31, 2020	49,423	$494	$455,766	(2,561)	$(119,143)	$411,858	$105	$749,080

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Equity awards vested and exercised, net of shares withheld for payroll taxes	132	1	(5,259)	—	—	—	—	(5,258)
Share-based compensation	—	—	9,287	—	—	—	—	9,287
Comprehensive income (loss)	—	—	—	—	—	70,378	(24)	70,354
Balance, March 31, 2021	49,746	$497	$472,754	(2,561)	$(119,143)	$539,936	$16	$894,060

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$70,378	$12,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,725	20,234
Non-cash interest expense and other	(761)	1,911
Write-off of fees on credit facilities and senior notes	158	—
Change in fair value of contingent consideration	—	200
Increase in allowance for credit losses and sales credits	4,391	4,735
Provision for deferred income taxes	1,928	733
Share-based compensation	9,287	4,927
Loss on disposal or sale of fixed assets	353	3,266
Amortization of discount on investments	(30)	(50)
Net loss (gain) on deferred compensation balances	370	(240)
Non-cash lease expense	(429)	(179)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(191,271)	(5,786)
Accounts receivable, subcontractor	(64,382)	(3,224)
Income taxes receivable	6,591	5,984
Prepaid expenses	(6,190)	(7,663)
Other current assets	4,226	3,463
Other assets	(331)	2,409
Accounts payable and accrued expenses	103,278	15,836
Accrued compensation and benefits	64,985	(2,031)
Other liabilities	9,039	(6,894)
Deferred revenue	3,794	748
Restricted investments balance	22	21
Net cash provided by operating activities	39,131	51,365

Cash flows from investing activities:
Purchase and development of fixed assets	(11,607)	(13,571)
Purchase of investments	(10,299)	(4,479)
Proceeds from maturity of investments	25,200	9,600
Purchase of equity investment	(500)	—
Payments to fund deferred compensation plan	—	(5,471)
Purchase of convertible promissory notes	—	(490)
Cash paid for acquisitions, net of cash and restricted cash received	—	(476,392)
Cash paid for other intangibles	—	(1,400)
Cash received for working capital adjustments for prior year acquisitions	—	66
Net cash provided by (used in) investing activities	2,794	(492,137)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Payments on term loans	(21,875)	—
Proceeds from term loans	—	250,000
Payments on revolving credit facility	(15,000)	—
Proceeds from revolving credit facility	70,000	225,000
Payment of financing costs	—	(3,899)
Earn-out payments for prior acquisitions	(3,100)	(10,622)
Cash paid for shares withheld for taxes	(5,258)	(4,353)
Net cash provided by financing activities	24,767	456,126
Effect of exchange rate changes on cash	(24)	(47)
Net increase in cash, cash equivalents and restricted cash	66,668	15,307
Cash, cash equivalents and restricted cash at beginning of period	83,990	153,962
Cash, cash equivalents and restricted cash at end of period	$150,658	$169,269

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,894	$4,734
Cash paid for interest (net of $102 and $159 capitalized for the three months ended March 31, 2021 and 2020, respectively)	$320	$1,898
Cash paid for income taxes	$5,566	$45
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$—	$37,240
Goodwill	—	255,974
Intangible assets	—	252,000
Liabilities assumed	—	(68,822)
Net cash paid for acquisitions	$—	$476,392
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,788	$1,786

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021 (“2020 Annual Report”).
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
Coronavirus Pandemic
The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic, which continues to evolve, and its effects and risks on our operations, liquidity, financial condition and financial results. The estimates used for, but not limited to, determining the collectability of accounts receivable, fair value of long-lived assets, and goodwill could be impacted by the pandemic. While the full impact of COVID-19, including the duration and severity of the pandemic, remains unknown, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. Specifically, the Company continues to monitor the impacts of the pandemic on its customers’ liquidity and capital resources and, therefore, the Company’s ability to collect, or the timeliness of collection of accounts receivable. The impact of COVID-19 did not have a material effect on the Company’s estimates as of March 31, 2021. These estimates may change as new events occur and additional information is obtained. See additional information below regarding the allowance for credit losses for accounts receivable.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amendment, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021 and the adoption did not have a material effect on the Company’s consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis and the adoption did not have a material effect on the Company’s consolidated financial statements.
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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$78,325	$29,213
Restricted cash and cash equivalents (included in other current assets)	20,317	18,626
Restricted cash, cash equivalents and investments	62,319	61,347
Total cash, cash equivalents and restricted cash and investments	160,961	109,186
Less restricted investments	(10,303)	(25,196)
Total cash, cash equivalents and restricted cash	$150,658	$83,990
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2021	2020
Balance as of January 1,	$7,043	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	—	1,334
Provision for expected credit losses	244	3,839
Amounts written off charged against the allowance	(237)	(481)
Balance as of March 31,	$7,050	$8,024

2. ACQUISITIONS
As set forth below, the Company completed one acquisition from January 1, 2020 through March 31, 2021, which was accounted for using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through March 31, 2021. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Stratus Video Acquisition
On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The Senior Credit Facility, New Credit Agreement and Second Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2020, an additional $99 of cash consideration was paid to the selling shareholders for the final working capital settlement. The Company incurred $7,812 of acquisition-related costs during the three months ended March 31, 2020 as a result of its acquisition of Stratus Video.
The allocation of the $485,667 purchase price, which included the additional cash consideration paid for the final working capital settlement and was finalized during the first quarter of 2021, consisted of (1) $44,092 of fair value of tangible assets acquired, which included $9,176 cash received, (2) $56,059 of liabilities assumed, (3) $228,000 of identified intangible assets, and (4) $269,634 of goodwill, of which $10,182 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately seventeen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer Relationships	$171,000	20
Tradenames and Trademarks	40,000	5 - 10
Developed Technology	16,000	5
Interpreter Database	1,000	4
	$228,000
During the third quarter of 2020, the Company revised the estimated useful lives for the tradenames and trademarks intangible assets as a result of its plan to rebrand the language services business. Based on this change in circumstances since the date of acquisition, the Company determined that the remaining useful lives of the assets are 5 years and will amortize the remaining value on a straight-line basis over the remaining useful life. The Company will continue to evaluate the remaining useful lives of other intangible assets impacted by its brand consolidation efforts.
Approximately $14,433 of revenue and $1,606 of income before income taxes of Stratus Video were included in the unaudited condensed consolidated statement of comprehensive income for the three months ended March 31, 2020.

Pro Forma Financial Information (Unaudited)
The following summary presents unaudited pro forma consolidated results of operations of the Company as if the acquisition of Stratus Video had occurred on January 1, 2019, which gives effect to certain adjustments, including acquisition-related costs of $7,812 that were reclassified from the three months ended March 31, 2020 to the three months ended March 31, 2019. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

Three Months Ended March 31,
2020
Revenue	$616,333
Income from operations	$44,853
Net income	$18,674

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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the three months ended March 31, 2021 and 2020, previously deferred revenue recognized as revenue was $6,857 and $7,628, respectively.
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
See Note (5), “Segment Information” for additional information regarding the Company’s revenue disaggregated by service type.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2021	2020
Net income	$70,378	$12,965

Net income per common share - basic	$1.48	$0.27
Net income per common share - diluted	$1.47	$0.27

Weighted average common shares outstanding - basic	47,600	47,359
Plus dilutive effect of potential common shares	316	282
Weighted average common shares outstanding - diluted	47,916	47,641
Share-based awards to purchase 22 and 27 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2021 and 2020, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, recruitment process outsourcing, credentialing, and flex pool management businesses.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2021	2020
Revenue
Nurse and allied solutions	$656,661	$424,346
Physician and leadership solutions	140,756	137,842
Technology and workforce solutions	88,528	40,273
	$885,945	$602,461
Segment operating income
Nurse and allied solutions	$101,530	$59,608
Physician and leadership solutions	21,216	14,569
Technology and workforce solutions	42,089	15,295
	164,835	89,472
Unallocated corporate overhead	27,421	28,568
Depreciation and amortization	23,254	20,089
Depreciation (included in cost of revenue)	471	145
Share-based compensation	9,287	4,927
Interest expense, net, and other	8,944	11,054
Income before income taxes	$95,458	$24,689
The following tables present the Company’s revenue disaggregated by service type. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended March 31, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$656,661	$125,214	$—	$781,875
Permanent placement	—	15,542	—	15,542
Outsourced workforce	—	—	50,607	50,607
SaaS-based technologies	—	—	37,921	37,921
Total revenue	$656,661	$140,756	$88,528	$885,945

	Three Months Ended March 31, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$424,346	$119,596	$—	$543,942
Permanent placement	—	18,246	—	18,246
Outsourced workforce	—	—	17,680	17,680
SaaS-based technologies	—	—	22,593	22,593
Total revenue	$424,346	$137,842	$40,273	$602,461

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2021	$339,015	$152,800	$372,670	$864,485
Goodwill adjustment for Stratus Video acquisition	—	—	663	663
Balance, March 31, 2021	$339,015	$152,800	$373,333	$865,148
Accumulated impairment loss as of December 31, 2020 and March 31, 2021	$154,444	$60,495	$—	$214,939

6. NOTES PAYABLE AND CREDIT AGREEMENT
On February 9, 2018, the Company entered into the New Credit Agreement with several lenders to provide for the $400,000 Senior Credit Facility to replace its then-existing credit facilities. On June 14, 2019, the Company entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150,000 secured term loan credit facility (the “Term Loan”). The Company fully repaid all amounts under the Term Loan in 2019. On February 14, 2020, the Company entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250,000 secured term loan credit facility (the “Additional Term Loan”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Stratus Video as more fully described in Note (2), “Acquisitions.” The Company repaid its outstanding indebtedness under the Additional Term Loan in the first quarter of 2021. The maturity date of the Senior Credit Facility is February 14, 2025. See Note (11), “Subsequent Events” for additional information.

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2020 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2021.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $52,433 commercial paper issued and outstanding as of March 31, 2021, $10,303 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2020, the Company had $58,345 commercial paper issued and outstanding, of which $25,196 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(105,498)	(105,498)	—	—
Commercial paper	52,433	—	52,433	—

	Fair Value Measurements as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(97,184)	(97,184)	—	—
Commercial paper	58,345	—	58,345	—
Acquisition contingent consideration liabilities	(8,000)	—	—	(8,000)
Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2021	2020
Balance as of January 1,	$(8,000)	$(23,100)
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	—	20,000
Settlement of b4health contingent consideration liability for year ended December 31, 2020	8,000	—
Change in fair value of contingent consideration liability from b4health acquisition	—	(200)
Balance as of March 31,	$—	$(3,300)

Assets Measured on a Non-Recurring Basis
The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity investments.
The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever events or changes in circumstances indicate that it is more likely than not that an impairment exists. The Company determines the fair value of its reporting units based on a combination of inputs, including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs.
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
The following table sets forth a reconciliation of changes in the balance of the equity investment classified as Level 2 in the fair value hierarchy:

	2021	2020
Balance as of January 1,	$15,449	$15,449
Additional investments	500	—
Change in fair value	1,271	—
Balance as of March 31,	$17,220	$15,449
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three months ended March 31, 2021 and 2020.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.625% senior notes due 2027 (the “2027 Notes”) and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes and the 2029 Notes are presented in the following table. See additional information regarding the 2027 Notes and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2020 Annual Report.

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$513,750	$500,000	$521,250
2029 Notes	350,000	350,000	350,000	357,000
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.
8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2021, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2017.

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
The Company deferred payment of the employer’s share of payroll taxes of $48,249, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheet as of March 31, 2021, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. The Company has claimed an employee retention employment tax credit of $1,201.

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

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the Plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, a three-judge panel of the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the Plaintiffs. On May 7, 2021, the Ninth Circuit issued an order denying the Company’s petition for rehearing. The Company will continue to defend the lawsuit vigorously and intends to appeal the Ninth Circuit’s decision to the United States Supreme Court.

On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The Complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The case was stayed pending a decision by the Ninth Circuit in the Clarke Matter.

The Company believes that its wage and hour practices, including those associated with the cases described above, conform with the applicable law in all material respects. However, because of the recent ruling by the Ninth Circuit in the Clarke Matter and the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company it recorded an increase to its accruals established in connection with the matters described above amounting to $20,000 during the fourth quarter of 2020. While the Company continues to believe that it has meritorious defenses against the suits described above, the ultimate resolution of these matters could result in a loss of up to $15,000, excluding interest and penalties, in excess of the amounts currently accrued. For all other matters, the Company is unable to currently estimate the possible loss or range of loss beyond the amounts already accrued. Loss contingencies accrued as of March 31, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2021	December 31, 2020
Other current assets:
Restricted cash and cash equivalents	$20,317	$18,626
Income taxes receivable	—	6,591
Other	11,366	15,592
Other current assets	$31,683	$40,809

Fixed assets:
Furniture and equipment	$50,206	$47,355
Software	230,029	220,971
Leasehold improvements	9,602	9,600
	289,837	277,926
Accumulated depreciation	(170,250)	(161,752)
Fixed assets, net	$119,587	$116,174

Other assets:
Life insurance cash surrender value	$102,068	$98,161
Other	39,187	36,959
Other assets	$141,255	$135,120

Accounts payable and accrued expenses:
Trade accounts payable	$49,578	$28,089
Subcontractor payable	146,116	79,364
Accrued expenses	52,525	37,849
Loss contingencies	9,675	7,613
Professional liability reserve	8,143	8,897
Other	5,866	6,069
Accounts payable and accrued expenses	$271,903	$167,881

Accrued compensation and benefits:
Accrued payroll	$112,977	$59,721
Accrued bonuses and commissions	41,577	34,514
Accrued travel expense	2,305	1,998
Health insurance reserve	5,807	5,590
Workers compensation reserve	10,855	10,244
Deferred compensation	105,498	97,184
Other	3,962	4,163
Accrued compensation and benefits	$282,981	$213,414

Other long-term liabilities:
Workers compensation reserve	$21,789	$20,930
Professional liability reserve	33,833	31,997
Unrecognized tax benefits	5,479	5,447
Other	49,398	49,533
Other long-term liabilities	$110,499	$107,907

11. SUBSEQUENT EVENTS

On April 7, 2021, the Company completed its acquisition of Synzi Holdings, Inc. (“Synzi”) and its wholly-owned subsidiary, SnapMD, LLC (“SnapMD”), for $42,500 in cash. Synzi is a virtual care communication platform that enables organizations to conduct virtual visits and use secure messaging, text, and email for clinician-to-patient and clinician-to-clinician communications. SnapMD is a full-service virtual care management company, specializing in providing software to enable healthcare providers to better engage with their patients. On March 30, 2021, the Company borrowed $45,000 under the Senior Credit Facility to fund the acquisition. The Senior Credit Facility is defined in Note (2), “Acquisitions” and more fully described in Note (6), “Notes Payable and Credit Agreement.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021 (“2020 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare organizations across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, credentialing services, revenue cycle solutions, language services, and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended March 31, 2021, we recorded revenue of $885.9 million, as compared to $602.5 million for the same period last year.
Nurse and allied solutions segment revenue comprised 74% and 70% of total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which includes skilled labor solutions for remote medical coding, clinical documentation improvement, case management, clinical data registry, and provides auditing and advisory services.

Physician and leadership solutions segment revenue comprised 16% and 23% of total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. Through our physician and leadership solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare professionals we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 10% and 7% of total consolidated revenue for the three months ended March 31, 2021 and 2020, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) credentialing services, and (6) flex pool management services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on April 7, 2021 and February 14, 2020, we acquired Synzi, including its wholly-owned subsidiary SnapMD, and Stratus Video (which we have since rebranded as AMN Language Services), respectively. Synzi and SnapMD offer virtual care technology platforms; Synzi focuses on the care management and home health markets and primarily serves as a patient communication and engagement platform, while SnapMD focuses on the outpatient market and primarily serves as a clinical communication and documentation platform. See additional information in the accompanying Note (2), “Acquisitions” and Note (11) “Subsequent Events.”
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and in 2020 through present, demand has been significantly impacted by the COVID-19 pandemic. In late 2020 and early 2021, we experienced historically high demand for nurses and certain allied healthcare professionals and our demand for these disciplines continues to be elevated. However, when the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. With these orders and suspensions lifted, general utilization of healthcare continues to improve, although overall still remains below the pre-COVID-19 levels. The reduction in healthcare utilization negatively impacted demand for some of our services, but the impact is lessening. With the unpredictable economic and employment recovery, healthcare professional “burnout” and the uncertainty surrounding the COVID-19 pandemic, we are unable to predict the extent and duration to which demand for our businesses will continue to be impacted by the COVID-19 pandemic.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. At the peak of the pandemic, record high demand for nurses was most concentrated in specialties including ICU, telemetry, and medical surgical nurses. More recently, demand has declined but remains well above pre-pandemic levels. We have experienced more dispersion of demand across all specialties as our client base begins to shift back to business as usual while being faced with increased labor shortages resulting from nurse burnout, attrition and retirements. With the higher demand and often need to quickly fill positions, bill rates and wages for these nurses have continued to remain well above prior year levels, though are trending down along with the demand decline. Although the number of nurses on travel assignments has been increasing each month since July 2020, our ability to adequately meet the high client demand is constrained by the tight labor market along with nurse burnout and other issues related to the pandemic.

The demand in our allied staffing division has remained strong even as COVID-19 demand has declined. Entering 2021, we saw record demand for respiratory therapists and lab technicians due to COVID-19. The demand for respiratory therapy has declined from its peak as COVID-19 hospitalizations have declined, but still remains at elevated levels. After initially declining at the start of the pandemic, demand for our imaging and lab specialties has steadily recovered and is now well above prior year levels. For speech language therapists contracted to work with schools, the uneven levels of in-person education has slowed in growth, but this slowdown in growth was mitigated by the fact that many therapists have been able to deliver care through the adoption of our teletherapy platform. With the partial return to in-person education and additional federal stimulus, demand for therapists in schools has increased for placements both now and for the next school year.

Prior to the COVID-19 public health crisis, demand for physical therapists from skilled nursing facility and home health clients resulting from Medicare reimbursement changes. This decline in demand was further exacerbated by the impact of COVID-19 in March. More recently, the utilization of therapy has been increasing with the general recovery in healthcare.

In our physician and leadership solutions segment, we are seeing a return in demand across all businesses. Our locum tenens division started 2021 well, with significant demand and days filled volume from COVID-19 projects. During the first quarter, we have seen recovery in core non-COVID related demand to near pre-pandemic levels, although not in all specialties. We continue to see stronger signs of demand recovery in elective and non-urgent care.

For our interim leadership division, core business and vaccination project demand and related volume drove a strong start in 2021. We are seeing interim core demand exceed pre-pandemic levels with order volume up significantly over prior year with demand for vaccination projects, ranging from super-sites to local clinics. Longer term, we expect continued strong core demand resulting from an increased level of burnout and turnover of healthcare leadership roles.

Our physician permanent placement and healthcare executive search businesses are trending upward toward pre-pandemic levels, with higher demand in specific market segments. We are seeing high demand for anesthesia and radiology specialties along with significant demand for manager level leaders and in academic settings.

In our technology and workforce solutions segment, our VMS technologies experienced increased growth as demand levels related to the COVID-19 pandemic continued at elevated levels during the first half of the quarter. The high demand has resulted in the continued high utilization of our VMS technologies and elevated bill rates. While demand did subside towards the back half of the quarter, the most recent trends have seem demand increasing. At the same time, bill rates have declined from peak levels and are expected to continue to decline through the year.

The utilization of our language services business continued to grow throughout the first quarter as the restriction of elective and “non-essential” healthcare services continued to ease and healthcare utilization returned to more normal activities.

At the onset of the COVID-19 pandemic, we experienced a delay in discussions with clients regarding new contracts or expansions, but these conversations and contracts are now resuming. As a result of our ongoing focus on these types of strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients continues to increase.

In response to the COVID-19 pandemic, we implemented new service offerings such as contact tracing services and return to work healthcare workforce solutions. More recently, we have been providing staffing and management services related to vaccination sites, and expect this support will continue through all or the majority of 2021.

As our businesses continue to recover from the negative impacts of the COVID-19 pandemic experienced last year, we have been increasing our workforce to support our clients’ needs and our new service offerings. We have also been increasing spending in certain areas including employer contributions under our 401(k) retirement savings plan and deferred compensation plan, one-time employee incentives, office expenses to support the remote work of our team members, and travel, professional services and marketing expenses.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, earn-out liabilities, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standards Updates (“ASUs”) described in the accompanying Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2020 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Stratus Video acquisition impacts the comparability of the results between the three months ended March 31, 2021 and 2020. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2021	2020
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	67.4	66.5
Gross profit	32.6	33.5
Selling, general and administrative	18.2	24.3
Depreciation and amortization	2.6	3.3
Income from operations	11.8	5.9
Interest expense, net, and other	1.0	1.8
Income before income taxes	10.8	4.1
Income tax expense	2.9	1.9
Net income	7.9%	2.2%

Comparison of Results for the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Revenue. Revenue increased 47% to $885.9 million for the three months ended March 31, 2021 from $602.5 million for the same period in 2020, primarily attributable to higher organic revenue in our nurse and allied solutions and technology and workforce solutions segments along with additional revenue of $20.5 million from our Stratus Video acquisition. Excluding the additional revenue from the Stratus Video acquisition, revenue increased 44%.
Nurse and allied solutions segment revenue increased 55% to $656.7 million for the three months ended March 31, 2021 from $424.3 million for the same period in 2020. The $232.4 million increase was primarily attributable to an approximately 42% increase in the average bill rate, a 6% increase in the average number of healthcare professionals on assignment, and a 4% increase in billable hours during the three months ended March 31, 2021.
Physician and leadership solutions segment revenue increased 2% to $140.8 million for the three months ended March 31, 2021 from $137.8 million for the same period in 2020. The $3.0 million increase was primarily attributable to a 9% increase in the revenue per day filled in our locum tenens business during the three months ended March 31, 2021, which was driven in part by COVID-19 project work. The revenue increase was partially offset by a decline in our interim leadership and permanent placement businesses due to a decrease in overall demand as engagement and search counts build back up to pre-COVID-19 levels.
Technology and workforce solutions segment revenue increased 120% to $88.5 million for the three months ended March 31, 2021 from $40.3 million for the same period in 2020. The $48.2 million increase was primarily attributable to additional revenue of $20.5 million from our Stratus Video acquisition along with organic growth within our VMS, recruitment process outsourcing, and language services businesses during the three months ended March 31, 2021.
For the three months ended March 31, 2021 and 2020, revenue under our MSP arrangements comprised approximately 56% and 46% of our consolidated revenue, 73% and 59% for nurse and allied solutions segment revenue and 14% and 16% for physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 43% to $288.9 million for the three months ended March 31, 2021 from $202.1 million for the same period in 2020, representing gross margins of 32.6% and 33.5%, respectively. The decline in consolidated gross margin for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to a lower gross margin in relation to the higher revenue in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads, which was partially offset by the change in sales mix resulting from our Stratus Video acquisition in February 2020 and its higher margins as compared to our staffing businesses. Gross margin by reportable segment for the three months ended

March 31, 2021 and 2020 was 26.9% and 28.5% for nurse and allied solutions, 37.0% and 36.7% for physician and leadership solutions, and 67.7% and 75.7% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from the addition of lower margin Stratus Video as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $161.2 million, representing 18.2% of revenue, for the three months ended March 31, 2021, as compared to $146.2 million, representing 24.3% of revenue, for the same period in 2020. The increase in SG&A expenses was primarily due to higher employee compensation, share-based compensation and other expenses associated with our revenue growth. The overall increase was partially offset by a $9.6 million decrease related to acquisition, integration, changes in the fair value of earn-out liabilities from acquisitions, restructuring, and extraordinary legal expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended March 31,
	2021	2020
Nurse and allied solutions	$75,370	$61,360
Physician and leadership solutions	30,815	36,044
Technology and workforce solutions	18,319	15,335
Unallocated corporate overhead	27,421	28,568
Share-based compensation	9,287	4,927
	$161,212	$146,234
Depreciation and Amortization Expenses. Amortization expense increased 13% to $15.2 million for the three months ended March 31, 2021 from $13.4 million for the same period in 2020, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Stratus Video acquisition and the shortened useful lives of tradename intangible assets during the third quarter of 2020. Depreciation expense increased 21% to $8.1 million for the three months ended March 31, 2021 from $6.7 million for the same period in 2020, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back office systems. Additionally, $0.5 million and $0.1 million of depreciation expense for our language services business is included in cost of revenue for three months ended March 31, 2021 and 2020, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other, was $8.9 million during the three months ended March 31, 2021 as compared to $11.1 million for the same period in 2020. The decrease is primarily due to a lower average debt outstanding balance for the three months ended March 31, 2021, which resulted from repayments of the Credit Facilities (as defined below in this Item 2), and a $1.3 million gain related to the change in fair value of an equity investment.

Income Tax Expense. Income tax expense was $25.1 million for the three months ended March 31, 2021 as compared to $11.7 million for the same period in 2020, reflecting effective income tax rates of 26% and 47% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of a $1.1 million discrete tax benefit for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended March 31, 2021 compared to a $5.1 million discrete tax expense for COLI during the same period in 2020, in relation to income before income taxes of $95.5 million and $24.7 million for the three months ended March 31, 2021 and 2020, respectively. We currently estimate our annual effective tax rate to be approximately 27% for 2021. The 26% effective tax rate for the three months ended March 31, 2021 differs from our estimated annual effective tax rate of 27% primarily due to the discrete tax benefits for COLI recognized during the three months ended March 31, 2021, in relation to income before income taxes.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Three Months Ended March 31,
	2021	2020

Net cash provided by operating activities	$39,131	$51,365
Net cash provided by (used in) investing activities	2,794	(492,137)
Net cash provided by financing activities	24,767	456,126
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the first quarter of 2021, we paid off the remaining balance of our $250.0 million secured term loan credit facility (the “Additional Term Loan”). As of March 31, 2021, (1) $55.0 million was drawn with $321.1 million of available credit under our $400.0 million secured revolving credit facility (the “Senior Credit Facility” and, together with the Additional Term Loan, the “Credit Facilities”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding equaled $500.0 million and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding equaled $350.0 million. We describe in further detail our amended credit agreement, under which the Credit Facilities are governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2020 Annual Report.
We believe that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under the Senior Credit Facility or other borrowings under our amended credit agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $39.1 million, compared to $51.4 million for the same period in 2020. The decrease in net cash provided by operating activities was primarily attributable to an increase in accounts receivable and subcontractor receivable between periods of $246.6 million due to a higher average receivable balance in the current year, which was due to increases in revenue and associate vendor usage. The overall decrease was partially offset by (1) an increase in accounts payable and accrued expenses between periods of $87.4 million primarily due to an increase in associate vendor usage, (2) an increase in accrued compensation and benefits between periods of $67.0 million primarily due to increases in pay rates, billable hours, and the average number of healthcare professionals on assignment in our nurse and allied solutions segment, (3) an increase in net income excluding non-cash expenses of $60.9 million primarily due to improved operating results in our nurse and allied solutions segment, and (4) an increase in other liabilities between periods of $15.9 million primarily due to our election to defer employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and an increase in accruals established in connection with a legal matter during the fourth quarter of 2020. Our Days Sales Outstanding (“DSO”) was 57 days at March 31, 2021, 55 days at December 31, 2020, and 57 days at March 31, 2020.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $2.8 million, compared to net cash used in investing activities of $492.1 million for the same period in 2020. The change was primarily due to (1) no cash paid for acquisitions during the three months ended March 31, 2021, as compared to $476.4 million during the three months ended March 31, 2020, and (2) net proceeds of restricted investments related to our captive insurance company of $14.9 million during the three months ended March 31, 2021, as compared to net proceeds of $5.1 million during the three months ended March 31, 2020. In addition, capital expenditures were $11.6 million and $13.6 million for the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $24.8 million, primarily due to borrowings of $70.0 million under the Senior Credit Facility, partially offset by (1) repayments of $15.0 million under the Senior Credit Facility and $21.9 million under the Additional Term Loan, (2) $5.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million for acquisition contingent consideration earn-out payments. Net cash provided by financing activities during the three months ended March 31, 2020 was $456.1 million, primarily due to borrowings of $225.0 million under the Senior Credit Facility and $250.0 million under the Additional Term Loan, which were primarily used to fund our Stratus Video acquisition, partially offset by (1) $10.6 million for acquisition contingent consideration earn-out payments, (2) $4.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.9 million payment of financing costs in connection with our amended credit agreement.
Letters of Credit
At March 31, 2021, we maintained outstanding standby letters of credit totaling $26.1 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $26.1 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $23.9 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2020 totaled $24.1 million.

Off-Balance Sheet Arrangements
At March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the three months ended March 31, 2021, other than the borrowings and repayments under our amended credit agreement, which are described in the accompanying Note (6), “Notes Payable and Credit Agreement” and Note (11), “Subsequent Events,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2020 Annual Report.

Recent Accounting Pronouncements
There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2020 Annual Report and include but are not limited to:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2021, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2021. During the three months ended March 31, 2021, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in the accompanying Note (9), “Commitments and Contingencies: Legal Proceedings,” which is incorporated herein by reference.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2020 Annual Report. The risk factors described in our 2020 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

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

During the three months ended March 31, 2021, we did not repurchase any shares of common stock. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” set forth in our 2020 Annual Report.

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

Date: May 10, 2021

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)