Form 10-Q
period 2021-06-30
AMN HEALTHCARE SERVICES INC
filed 2021-08-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 4, 2021, there were 47,262,560 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$139,494	$29,213
Accounts receivable, net of allowances of $5,513 and $7,043 at June 30, 2021 and December 31, 2020, respectively	468,299	376,099
Accounts receivable, subcontractor	130,409	73,985
Prepaid expenses	17,861	13,629
Other current assets	34,040	40,809
Total current assets	790,103	533,735
Restricted cash, cash equivalents and investments	63,441	61,347
Fixed assets, net of accumulated depreciation of $179,799 and $161,752 at June 30, 2021 and December 31, 2020, respectively	121,487	116,174
Operating lease right-of-use assets	72,641	77,735
Other assets	145,463	135,120
Goodwill	892,874	864,485
Intangible assets, net of accumulated amortization of $246,242 and $215,234 at June 30, 2021 and December 31, 2020, respectively	546,434	564,911
Total assets	$2,632,443	$2,353,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260,894	$167,881
Accrued compensation and benefits	288,195	213,414
Current portion of notes payable	—	4,688
Current portion of operating lease liabilities	15,783	15,032
Deferred revenue	15,065	11,004
Other current liabilities	2,626	10,938
Total current liabilities	582,563	422,957
Notes payable, net of unamortized fees and premium	841,731	857,961
Deferred income taxes, net	63,748	67,205
Operating lease liabilities	71,161	77,800
Other long-term liabilities	106,858	107,907
Total liabilities	1,666,061	1,533,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,824 issued and 47,263 outstanding at June 30, 2021 and 49,614 issued and 47,053 outstanding at December 31, 2020	498	496
Additional paid-in capital	478,302	468,726
Treasury stock, at cost; 2,561 shares at June 30, 2021 and December 31, 2020	(119,143)	(119,143)
Retained earnings	606,706	469,558
Accumulated other comprehensive income	19	40
Total stockholders’ equity	966,382	819,677
Total liabilities and stockholders’ equity	$2,632,443	$2,353,507

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$857,445	$608,351	$1,743,390	$1,210,812
Cost of revenue	576,902	410,811	1,173,979	811,206
Gross profit	280,543	197,540	569,411	399,606
Operating expenses:
Selling, general and administrative	156,629	137,068	317,841	283,302
Depreciation and amortization	24,740	22,071	47,994	42,160
Total operating expenses	181,369	159,139	365,835	325,462
Income from operations	99,174	38,401	203,576	74,144
Interest expense, net, and other	10,111	11,443	19,055	22,497
Income before income taxes	89,063	26,958	184,521	51,647
Income tax expense	22,293	4,633	47,373	16,357
Net income	$66,770	$22,325	$137,148	$35,290

Other comprehensive income (loss):
Foreign currency translation and other	3	(58)	(21)	(105)
Other comprehensive income (loss)	3	(58)	(21)	(105)

Comprehensive income	$66,773	$22,267	$137,127	$35,185

Net income per common share:
Basic	$1.40	$0.47	$2.88	$0.74
Diluted	$1.39	$0.47	$2.86	$0.74
Weighted average common shares outstanding:
Basic	47,659	47,383	47,629	47,371
Diluted	48,019	47,562	47,976	47,623

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	140	1	(4,354)	—	—	—	—	(4,353)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	4,927	—	—	—	—	4,927
Comprehensive income (loss)	—	—	—	—	—	12,965	(47)	12,918
Balance, March 31, 2020	49,423	$494	$455,766	(2,561)	$(119,143)	$411,858	$105	$749,080
Equity awards vested and exercised, net of shares withheld for payroll taxes	119	1	(289)	—	—	—	—	(288)
Share-based compensation	—	—	6,347	—	—	—	—	6,347
Comprehensive income (loss)	—	—	—	—	—	22,325	(58)	22,267
Balance, June 30, 2020	49,542	$495	$461,824	(2,561)	$(119,143)	$434,183	$47	$777,406

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Equity awards vested and exercised, net of shares withheld for payroll taxes	132	1	(5,259)	—	—	—	—	(5,258)
Share-based compensation	—	—	9,287	—	—	—	—	9,287
Comprehensive income (loss)	—	—	—	—	—	70,378	(24)	70,354
Balance, March 31, 2021	49,746	$497	$472,754	(2,561)	$(119,143)	$539,936	$16	$894,060
Equity awards vested and exercised, net of shares withheld for payroll taxes	78	1	(471)	—	—	—	—	(470)
Share-based compensation	—	—	6,019	—	—	—	—	6,019
Comprehensive income	—	—	—	—	—	66,770	3	66,773
Balance, June 30, 2021	49,824	$498	$478,302	(2,561)	$(119,143)	$606,706	$19	$966,382

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$137,148	$35,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,081	42,660
Non-cash interest expense and other	(251)	2,817
Write-off of fees on credit facilities and senior notes	158	—
Change in fair value of contingent consideration	—	5,000
Increase (decrease) in allowance for credit losses and sales credits	(526)	6,742
Provision for deferred income taxes	(1,390)	(9,827)
Share-based compensation	15,306	11,274
Loss on disposal or sale of fixed assets	383	3,321
Amortization of discount on investments	(35)	(71)
Net loss on deferred compensation balances	245	379
Non-cash lease expense	(794)	180
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(91,911)	2,160
Accounts receivable, subcontractor	(56,424)	14,245
Income taxes receivable	4,791	6,157
Prepaid expenses	(4,186)	(3,260)
Other current assets	3,308	584
Other assets	962	3,144
Accounts payable and accrued expenses	91,823	(14,035)
Accrued compensation and benefits	65,101	(1,187)
Other liabilities	(5,765)	22,764
Deferred revenue	3,582	(72)
Restricted investments balance	19	6
Net cash provided by operating activities	210,625	128,271

Cash flows from investing activities:
Purchase and development of fixed assets	(23,069)	(19,727)
Purchase of investments	(17,995)	(23,129)
Proceeds from maturity of investments	30,700	14,100
Purchase of equity investment	(500)	—
Payments to fund deferred compensation plan	(1,391)	(6,191)
Purchase of convertible promissory notes	—	(490)
Cash paid for acquisitions, net of cash and restricted cash received	(41,264)	(476,491)
Cash paid for other intangibles	(90)	(1,400)
Cash received for working capital adjustments for prior year acquisitions	—	66
Net cash used in investing activities	(53,609)	(513,262)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Payments on term loans	(21,875)	(1,563)
Proceeds from term loans	—	250,000
Payments on revolving credit facility	(70,000)	(125,000)
Proceeds from revolving credit facility	70,000	225,000
Payment of financing costs	—	(4,181)
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	(3,100)	(10,622)
Cash paid for shares withheld for taxes	(5,728)	(4,640)
Net cash provided by (used in) financing activities	(30,703)	328,994
Effect of exchange rate changes on cash	(21)	(105)
Net increase (decrease) in cash, cash equivalents and restricted cash	126,292	(56,102)
Cash, cash equivalents and restricted cash at beginning of period	83,990	153,962
Cash, cash equivalents and restricted cash at end of period	$210,282	$97,860

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,740	$10,112
Cash paid for interest (net of $195 and $208 capitalized for the six months ended June 30, 2021 and 2020, respectively)	$19,028	$12,759
Cash paid for income taxes	$44,061	$59
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$1,910	$35,868
Goodwill	27,726	274,560
Intangible assets	12,440	228,000
Liabilities assumed	(812)	(61,937)
Net cash paid for acquisitions	$41,264	$476,491
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,665	$1,225

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration liabilities associated with acquisitions, and income taxes. Actual results could differ from those estimates under different assumptions or conditions. The impact of the novel coronavirus (COVID-19) pandemic did not have a material effect on the Company’s estimates as of June 30, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.
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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$139,494	$29,213
Restricted cash and cash equivalents (included in other current assets)	19,854	18,626
Restricted cash, cash equivalents and investments	63,441	61,347
Total cash, cash equivalents and restricted cash and investments	222,789	109,186
Less restricted investments	(12,507)	(25,196)
Total cash, cash equivalents and restricted cash	$210,282	$83,990
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2021	2020
Balance as of January 1,	$7,043	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	—	1,334
Provision for expected credit losses	(1,213)	4,889
Amounts written off charged against the allowance	(317)	(1,023)
Balance as of June 30,	$5,513	$8,532

2. ACQUISITIONS
As set forth below, the Company completed two acquisitions from January 1, 2020 through June 30, 2021, which were accounted for using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through June 30, 2021. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Synzi and SnapMD Acquisition
On April 7, 2021, the Company completed its acquisition of Synzi Holdings, Inc. (“Synzi”) and its wholly-owned subsidiary, SnapMD, LLC (“SnapMD”). Synzi is a virtual care communication platform that enables organizations to conduct virtual visits and use secure messaging, text, and email for clinician-to-patient and clinician-to-clinician communications. SnapMD is a full-service virtual care management company, specializing in providing software to enable healthcare providers to better engage with their patients. The initial purchase price of $42,240 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through borrowings under the Senior Credit Facility (as defined below). The results of Synzi and SnapMD have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2021, $92 was returned to the Company in respect of the final working capital settlement.
The preliminary allocation of the $42,148 purchase price, which was reduced by the final working capital settlement, consisted of (1) $2,794 of fair value of tangible assets acquired, which included $884 cash received, (2) $812 of liabilities assumed, (3) $12,440 of identified intangible assets, and (4) $27,726 of goodwill, of which $6,085 is deductible for tax purposes. The provisional items pending finalization are the valuation of the acquired intangible assets and income tax related matters. The fair value of intangible assets includes $10,890 of developed technology and $1,220 of trademarks with a weighted average useful life of approximately seven years.
Stratus Video Acquisition

On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (6) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The Senior Credit Facility, New Credit Agreement and Second Amendment are more fully described in Note (6), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2020, an additional $99 of cash consideration was paid to the selling shareholders in respect of the final working capital settlement. The Company incurred $9,525 of acquisition-related costs during the six months ended June 30, 2020 as a result of its acquisition of Stratus Video.
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
	$228,000
During the third quarter of 2020, the Company revised the estimated useful lives for the tradenames and trademarks intangible assets as a result of its plan to rebrand the language services business. Based on this change in circumstances since the date of acquisition, the Company determined that the remaining useful lives of the assets are 5 years and is amortizing the remaining value on a straight-line basis over the remaining useful life. The Company will continue to evaluate the remaining useful lives of other intangible assets impacted by its brand consolidation efforts.
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
Pro Forma Financial Information (Unaudited)
The following summary presents unaudited pro forma consolidated results of operations of the Company as if the acquisition of Stratus Video had occurred on January 1, 2019, which gives effect to certain adjustments, including acquisition-related costs of $1,713 and $9,525, that were reclassified from the three and six months ended June 30, 2020, respectively, to the three and six months ended June 30, 2019, respectively. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Revenue	$608,351	$1,224,684
Income from operations	$40,300	$85,153
Net income	$23,730	$42,404

3. REVENUE RECOGNITION

Revenue primarily consists of fees earned from the temporary staffing and permanent placement of healthcare professionals, executives, and leaders (clinical and operational). The Company also generates revenue from its software as a service (“SaaS”)-based technologies, including vendor management systems and scheduling software, and outsourced workforce services, including language interpretation and recruitment process outsourcing. The Company recognizes revenue when control of its services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and outsourced workforce services is recognized as the services are rendered. Depending on the arrangement, the Company’s SaaS-based revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the six months ended June 30, 2021 and 2020, previously deferred revenue recognized as revenue was $9,672 and $10,371, respectively.
The Company has elected to apply the following practical expedients and optional exemptions related to contract costs and revenue recognition:
•Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within selling, general and administrative expenses.
•Recognize revenue in the amount of consideration that the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.
•Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration that the Company has a right to invoice for services performed and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.
See Note (5), “Segment Information,” for additional information regarding the Company’s revenue disaggregated by service type.

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$66,770	$22,325	$137,148	$35,290

Net income per common share - basic	$1.40	$0.47	$2.88	$0.74
Net income per common share - diluted	$1.39	$0.47	$2.86	$0.74

Weighted average common shares outstanding - basic	47,659	47,383	47,629	47,371
Plus dilutive effect of potential common shares	360	179	347	252
Weighted average common shares outstanding - diluted	48,019	47,562	47,976	47,623
Share-based awards to purchase 4 and 24 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2021, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 189 and 62 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2020, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, recruitment process outsourcing, telehealth, credentialing, and flex pool management and other outsourced solutions businesses.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Nurse and allied solutions	$624,485	$444,464	$1,281,146	$868,810
Physician and leadership solutions	139,104	108,622	279,860	246,464
Technology and workforce solutions	93,856	55,265	182,384	95,538
	$857,445	$608,351	$1,743,390	$1,210,812
Segment operating income
Nurse and allied solutions	$89,674	$61,175	$191,204	$120,783
Physician and leadership solutions	21,849	15,325	43,065	29,894
Technology and workforce solutions	42,653	21,839	84,742	37,134
	154,176	98,339	319,011	187,811
Unallocated corporate overhead	23,627	31,165	51,048	59,733
Depreciation and amortization	24,740	22,071	47,994	42,160
Depreciation (included in cost of revenue)	616	355	1,087	500
Share-based compensation	6,019	6,347	15,306	11,274
Interest expense, net, and other	10,111	11,443	19,055	22,497
Income before income taxes	$89,063	$26,958	$184,521	$51,647
The following tables present the Company’s revenue disaggregated by service type. Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended June 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$624,485	$121,752	$—	$746,237
Permanent placement	—	17,352	—	17,352
Outsourced workforce	—	—	55,186	55,186
SaaS-based technologies	—	—	38,670	38,670
Total revenue	$624,485	$139,104	$93,856	$857,445

	Three Months Ended June 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$444,464	$95,701	$—	$540,165
Permanent placement	—	12,921	—	12,921
Outsourced workforce	—	—	31,866	31,866
SaaS-based technologies	—	—	23,399	23,399
Total revenue	$444,464	$108,622	$55,265	$608,351

	Six Months Ended June 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,281,146	$246,966	$—	$1,528,112
Permanent placement	—	32,894	—	32,894
Outsourced workforce	—	—	105,793	105,793
SaaS-based technologies	—	—	76,591	76,591
Total revenue	$1,281,146	$279,860	$182,384	$1,743,390

	Six Months Ended June 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$868,810	$215,297	$—	$1,084,107
Permanent placement	—	31,167	—	31,167
Outsourced workforce	—	—	49,546	49,546
SaaS-based technologies	—	—	45,992	45,992
Total revenue	$868,810	$246,464	$95,538	$1,210,812
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2021	$339,015	$152,800	$372,670	$864,485
Goodwill adjustment for Stratus Video acquisition	—	—	663	663
Goodwill from Synzi and SnapMD acquisition	—	—	27,726	27,726
Balance, June 30, 2021	$339,015	$152,800	$401,059	$892,874
Accumulated impairment loss as of December 31, 2020 and June 30, 2021	$154,444	$60,495	$—	$214,939

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

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2020 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2021.
Assets and Liabilities Measured on a Recurring Basis
The Company’s restricted cash equivalents that serve as collateral for the Company’s outstanding letters of credit typically consist of money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company has a deferred compensation plan for certain executives and employees, which is composed of deferred compensation and all related income and losses attributable thereto. The Company’s obligation under its deferred compensation plan is measured at fair value based on quoted market prices of the participants’ elected investments, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. Of the $55,353 commercial paper issued and outstanding as of June 30, 2021, $12,507 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2020, the Company had $58,345 commercial paper issued and outstanding, of which $25,196 had original maturities greater than three months and were considered available-for-sale securities.
The Company’s contingent consideration liabilities associated with acquisitions are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(112,342)	(112,342)	—	—
Commercial paper	55,353	—	55,353	—

	Fair Value Measurements as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(97,184)	(97,184)	—	—
Commercial paper	58,345	—	58,345	—
Acquisition contingent consideration liabilities	(8,000)	—	—	(8,000)

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2021	2020
Balance as of April 1,	$—	$(3,300)
Change in fair value of contingent consideration liability from b4health acquisition	—	(4,800)
Balance as of June 30,	$—	$(8,100)

	2021	2020
Balance as of January 1,	$(8,000)	$(23,100)
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	—	20,000
Settlement of b4health contingent consideration liability for year ended December 31, 2020	8,000	—
Change in fair value of contingent consideration liability from b4health acquisition	—	(5,000)
Balance as of June 30,	$—	$(8,100)
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment classified as Level 2 in the fair value hierarchy was $17,220 and $15,449 as of June 30, 2021 and December 31, 2020, respectively.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the six months ended June 30, 2021 and 2020.

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

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$519,375	$500,000	$521,250
2029 Notes	350,000	352,625	350,000	357,000
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.
8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2021, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2017.

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
The Company has deferred payment of the employer’s share of payroll taxes of $48,249, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheet as of June 30, 2021, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. The Company has claimed an employee retention employment tax credit of $1,201.

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

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the Plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, a three-judge panel of the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the Plaintiffs. On May 7, 2021, the Ninth Circuit issued an order denying the Company’s petition for rehearing. The Company will continue to defend the lawsuit vigorously and intends to seek to appeal the Ninth Circuit’s decision to the United States Supreme Court, although there is no certainty that the Supreme Court will consider the appeal.

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

The Company believes that its wage and hour practices, including those associated with the cases described above, conform with the applicable law in all material respects. However, because of the February 2021 ruling by the Ninth Circuit in the Clarke Matter and the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company, and accordingly, it recorded an increase to its accruals established in connection with the matters described above amounting to $20,000 during the fourth quarter of 2020. While the Company continues to believe that it has meritorious defenses against the suits described above, the ultimate resolution of these matters could result in a loss of up to $15,000, excluding interest and penalties, in excess of the amounts currently accrued. For all other matters, the Company is unable to currently estimate the possible loss or range of loss beyond the amounts already accrued. Loss contingencies accrued as of June 30, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2021	December 31, 2020
Other current assets:
Restricted cash and cash equivalents	$19,854	$18,626
Income taxes receivable	1,800	6,591
Other	12,386	15,592
Other current assets	$34,040	$40,809

Fixed assets:
Furniture and equipment	$52,024	$47,355
Software	239,660	220,971
Leasehold improvements	9,602	9,600
	301,286	277,926
Accumulated depreciation	(179,799)	(161,752)
Fixed assets, net	$121,487	$116,174

Other assets:
Life insurance cash surrender value	$107,360	$98,161
Other	38,103	36,959
Other assets	$145,463	$135,120

Accounts payable and accrued expenses:
Trade accounts payable	$55,608	$28,089
Subcontractor payable	136,983	79,364
Accrued expenses	45,113	37,849
Loss contingencies	10,746	7,613
Professional liability reserve	6,498	8,897
Other	5,946	6,069
Accounts payable and accrued expenses	$260,894	$167,881

Accrued compensation and benefits:
Accrued payroll	$100,080	$59,721
Accrued bonuses and commissions	49,969	34,514
Accrued travel expense	2,434	1,998
Health insurance reserve	6,011	5,590
Workers compensation reserve	10,774	10,244
Deferred compensation	112,342	97,184
Other	6,585	4,163
Accrued compensation and benefits	$288,195	$213,414

Other long-term liabilities:
Workers compensation reserve	$21,911	$20,930
Professional liability reserve	30,343	31,997
Unrecognized tax benefits	5,365	5,447
Other	49,239	49,533
Other long-term liabilities	$106,858	$107,907

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended June 30, 2021, we recorded revenue of $857.4 million, as compared to $608.4 million for the same period last year. For the six months ended June 30, 2021, we recorded revenue of $1,743.4 million, as compared to $1,210.8 million for the same period last year.
Nurse and allied solutions segment revenue comprised 74% and 72% of total consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services.

Physician and leadership solutions segment revenue comprised 16% and 20% of total consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. Through our physician and leadership solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare professionals we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 10% and 8% of total consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) telehealth services, (6) credentialing services, and (7) flex pool management and other outsourced solutions services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on April 7, 2021 and February 14, 2020, we acquired Synzi, including its wholly-owned subsidiary SnapMD, and Stratus Video (which we have since rebranded as AMN Language Services), respectively. Synzi and SnapMD offer virtual care technology platforms; Synzi focuses on the care management and home health markets and primarily serves as a patient communication and engagement platform, while SnapMD focuses on the outpatient market and primarily serves as a clinical communication and documentation platform. See additional information in the accompanying Note (2), “Acquisitions.”
Operating Metrics

We monitor the following key metrics to help us evaluate our financial condition and performance, identify trends affecting our businesses, and make strategic decisions:
•average travelers on assignment represents the average number of nurse and allied healthcare professionals on assignment during the period;
•bill rates represent the hourly straight-time rates that we bill to clients;
•billable hours represent hours worked by our healthcare professionals that we are able to bill on client engagements;
•days filled is calculated by dividing total locum tenens hours filled during the period by eight hours;
•revenue per day filled is calculated by dividing revenue of our locum tenens business by days filled for the period; and
•bill-to-pay spreads represent the differential between wages paid to healthcare professionals and amounts billed to clients.
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and in 2020 through present, the COVID-19 pandemic has significantly impacted demand. When the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. With these orders and suspensions lifted, general utilization of healthcare has continued to improve and has generally returned to pre-COVID-19 levels. Since late 2020, we have been experiencing historically high demand for nurses and certain allied healthcare professionals. With the unpredictable economic and employment recovery, healthcare professional “burnout” and the uncertainty surrounding the COVID-19 pandemic, we have less visibility on future demand levels for many of our businesses than pre-pandemic.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. At the peak of the pandemic, record high demand for nurses was most concentrated in specialties including ICU and telemetry nurses. Now, the current historic demand levels are dispersed across many specialties. Our clients are faced with increased labor shortages resulting from nurse burnout, attrition, retirements and the impact of mandatory vaccination requirements. With the significantly higher demand and often need to quickly fill positions, bill rates and wages for these nurses have continued to remain well above prior year levels. Although the number of nurses on travel assignments has increased since July 2020, our ability to adequately meet the high client demand is constrained by the tight labor market along with nurse burnout and other issues related to the pandemic.

The demand in our allied staffing division has also remained strong. Entering 2021, we saw record demand for respiratory therapists and lab technicians due to COVID-19. The demand for respiratory therapy has declined from its peak as COVID-19 hospitalizations have declined, but still remains at elevated levels. After initially declining at the start of the pandemic, demand for our imaging and lab specialties steadily recovered and remains well above pre-pandemic levels. With the partial return to in-person education and additional federal stimulus, demand for therapists in schools has increased for placements both now and for the next school year.

In our physician and leadership solutions segment, we have seen a return in demand to pre-pandemic levels. We have seen particularly higher demand for certain specialties, such as anesthesiologists, certified registered nurse anesthetists and advanced practice clinicians, in our locum tenens division. Longer term, we expect continued strong core demand resulting from an increased level of burnout and turnover of healthcare leadership roles.

In our technology and workforce solutions segment, our VMS technologies experienced increased growth as demand levels related to the COVID-19 pandemic continued at elevated levels during the first half of the year. The high demand resulted in the continued high utilization of our VMS technologies and elevated bill rates. This trend has continued in a manner very consistent with the robust demand for nurse and allied staffing.

The utilization of our language services business continued to grow throughout the first half of the year as the restriction of elective and “non-essential” healthcare services continued to ease and healthcare utilization returned to more normal activities.

At the onset of the COVID-19 pandemic, we experienced a delay in discussions with clients regarding new contracts or expansions, but these conversations and contracts have resumed. As a result of our ongoing focus on these types of strategic MSP relationships, the percentage of our staffing revenue derived from our MSP clients has continued to increase.

As our businesses have continued to recover from the negative impacts of the COVID-19 pandemic experienced last year, we have increased our workforce to support our clients’ needs and our new service offerings. We have also increased spending in certain areas including employer contributions under our 401(k) retirement savings and deferred compensation plans, along with employee bonuses and other incentives to attract and retain talent.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standards Updates (“ASUs”) described in the accompanying Note 1, “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2020 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Stratus Video, Synzi and SnapMD acquisitions impact the comparability of the results between the three and six months ended June 30, 2021 and 2020 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.3	67.5	67.3	67.0
Gross profit	32.7	32.5	32.7	33.0
Selling, general and administrative	18.3	22.5	18.2	23.4
Depreciation and amortization	2.8	3.7	2.8	3.5
Income from operations	11.6	6.3	11.7	6.1
Interest expense, net, and other	1.2	1.9	1.1	1.8
Income before income taxes	10.4	4.4	10.6	4.3
Income tax expense	2.6	0.7	2.7	1.4
Net income	7.8%	3.7%	7.9%	2.9%

Comparison of Results for the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue. Revenue increased 41% to $857.4 million for the three months ended June 30, 2021 from $608.4 million for the same period in 2020, primarily attributable to higher organic revenue in our nurse and allied solutions and technology and workforce solutions segments.
Nurse and allied solutions segment revenue increased 41% to $624.5 million for the three months ended June 30, 2021 from $444.5 million for the same period in 2020. The $180.0 million increase was primarily attributable to an approximately 10% increase in the average bill rate, a 28% increase in the average number of travelers on assignment, and a 2% increase in billable hours during the three months ended June 30, 2021.
Physician and leadership solutions segment revenue increased 28% to $139.1 million for the three months ended June 30, 2021 from $108.6 million for the same period in 2020, with the prior year significantly impacted by a demand decline related to the pandemic. The $30.5 million increase was primarily attributable to a 21% increase in the number of days filled and a 4% increase in the revenue per day filled in our locum tenens business during the three months ended June 30, 2021, as we are seeing a return of core business demand and volume. Our interim leadership business experienced an approximately 30% growth from a recovery in demand and COVID-19 project work. Our physician permanent placement and executive search businesses also grew as search counts build back up to pre-COVID-19 levels.
Technology and workforce solutions segment revenue increased 70% to $93.9 million for the three months ended June 30, 2021 from $55.3 million for the same period in 2020. The $38.6 million increase was primarily attributable to organic growth within our language services, VMS, and outsourced solutions businesses.
For the three months ended June 30, 2021 and 2020, revenue under our MSP arrangements comprised approximately 58% and 55% of our consolidated revenue, 75% and 70% of our nurse and allied solutions segment revenue and 15% and 22% of our physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 42% to $280.5 million for the three months ended June 30, 2021 from $197.5 million for the same period in 2020, representing gross margins of 32.7% and 32.5%, respectively. The increase in consolidated gross margin for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a change in sales mix resulting from higher revenue in our technology and workforce solutions segment and its higher margins as compared to our staffing businesses, which was partially offset by a lower gross margin in relation to the higher revenue in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads. Gross margin by reportable segment for the three months ended June 30, 2021 and 2020 was 26.6% and 27.0% for nurse and allied solutions, 36.6% and 36.4% for physician and leadership solutions, and 67.7% and 68.7% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $156.6 million, representing 18.3% of revenue, for the three months ended June 30, 2021, as compared to $137.1 million, representing 22.5% of revenue, for the same period in 2020. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth. The overall increase was partially offset by a $10.3 million decrease related to acquisition, integration, changes in the fair value of contingent consideration liabilities from acquisitions, restructuring, and extraordinary legal expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2021	2020
Nurse and allied solutions	$76,487	$58,829
Physician and leadership solutions	29,014	24,239
Technology and workforce solutions	21,482	16,488
Unallocated corporate overhead	23,627	31,165
Share-based compensation	6,019	6,347
	$156,629	$137,068
Depreciation and Amortization Expenses. Amortization expense increased 5% to $15.8 million for the three months ended June 30, 2021 from $15.1 million for the same period in 2020, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Synzi and SnapMD acquisition and the shortened useful lives of tradename intangible assets during the third quarter of 2020. Depreciation expense increased 27% to $8.9 million for the three months ended June 30, 2021 from $7.0 million for the same period in 2020, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back office systems. Additionally, $0.6 million and $0.4 million of depreciation expense for our language services business is included in cost of revenue for the three months ended June 30, 2021 and 2020, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $10.1 million during the three months ended June 30, 2021 as compared to $11.4 million for the same period in 2020. The decrease was primarily due to a lower average debt outstanding balance for the three months ended June 30, 2021, which resulted from repayments of the Credit Facilities (as defined below) partially offset by the issuances of higher interest bearing senior notes during the third and fourth quarters of 2020.

Income Tax Expense. Income tax expense was $22.3 million for the three months ended June 30, 2021 as compared to $4.6 million for the same period in 2020, reflecting effective income tax rates of 25% and 17% for the three months ended June 30, 2021 and 2020, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of a $1.1 million discrete tax benefit for fair value changes in the cash surrender value of our Company Owned Life Insurance

(“COLI”) during the three months ended June 30, 2021 compared to a $4.3 million discrete tax benefit for COLI during the same period in 2020, in relation to income before income taxes of $89.1 million and $27.0 million for the three months ended June 30, 2021 and 2020, respectively. We currently estimate our annual effective tax rate to be approximately 26% for 2021. The 25% effective tax rate for the three months ended June 30, 2021 differs from our estimated annual effective tax rate of 26% primarily due to the discrete tax benefits for COLI recognized during the three months ended June 30, 2021, in relation to income before income taxes.

Comparison of Results for the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Revenue. Revenue increased 44% to $1,743.4 million for the six months ended June 30, 2021 from $1,210.8 million for the same period in 2020, primarily attributable to higher organic revenue in our nurse and allied solutions and technology and workforce solutions segments along with additional revenue of $21.4 million from our Stratus Video, Synzi and SnapMD acquisitions.
Nurse and allied solutions segment revenue increased 48% to $1,281.1 million for the six months ended June 30, 2021 from $868.8 million for the same period in 2020. The $412.3 million increase was primarily attributable to an approximately 25% increase in the average bill rate, a 16% increase in the average number of travelers on assignment, and a 3% increase in billable hours during the six months ended June 30, 2021.
Physician and leadership solutions segment revenue increased 14% to $279.9 million for the six months ended June 30, 2021 from $246.5 million for the same period in 2020. The $33.4 million increase was primarily attributable to a 9% increase in the number of days filled and a 7% increase in the revenue per day filled in our locum tenens business during the six months ended June 30, 2021, which was driven in part by COVID-19 project work as well as a return in core demand and volume. The revenue increase was also attributable to growth in our interim leadership, physician permanent placement, and executive search businesses due to an increase in overall demand as engagement and search counts build back up to pre-COVID-19 levels along with COVID-19 project work.
Technology and workforce solutions segment revenue increased 91% to $182.4 million for the six months ended June 30, 2021 from $95.5 million for the same period in 2020. The $86.9 million increase was primarily attributable to organic growth within our VMS, language services, and outsourced solutions businesses along with additional revenue of $21.4 million from our Stratus Video, Synzi and SnapMD acquisitions during the six months ended June 30, 2021.
For the six months ended June 30, 2021 and 2020, revenue under our MSP arrangements comprised approximately 58% and 51% of our consolidated revenue, 75% and 65% of our nurse and allied solutions segment revenue and 14% and 19% of our physician and leadership solutions segment revenue, respectively.

Gross Profit. Gross profit increased 42% to $569.4 million for the six months ended June 30, 2021 from $399.6 million for the same period in 2020, representing gross margins of 32.7% and 33.0%, respectively. The decline in consolidated gross margin for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a lower gross margin in relation to the higher revenue in our nurse and allied solutions segment, driven primarily by lower bill-to-pay spreads, which was partially offset by higher revenue in our technology and workforce solutions segment and its higher margins as compared to our staffing businesses. Gross margin by reportable segment for the six months ended June 30, 2021 and 2020 was 26.8% and 27.7% for nurse and allied solutions, 36.8% and 36.6% for physician and leadership solutions, and 67.7% and 71.7% for technology and workforce solutions, respectively. The year-over-year gross margin decline in the technology and workforce solutions segment was primarily due to the change in sales mix resulting from our Stratus Video acquisition and its lower margins as compared to our SaaS-based technologies within the segment.

Selling, General and Administrative Expenses. SG&A expenses were $317.8 million, representing 18.2% of revenue, for the six months ended June 30, 2021, as compared to $283.3 million, representing 23.4% of revenue, for the same period in 2020. The increase in SG&A expenses was primarily due to higher employee compensation and benefits, share-based compensation and other expenses associated with our revenue growth. The overall increase was partially offset by a $19.9 million decrease related to acquisition, integration, changes in the fair value of contingent consideration liabilities from acquisitions, restructuring, and extraordinary legal expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2021	2020
Nurse and allied solutions	$151,857	$120,189
Physician and leadership solutions	59,829	60,283
Technology and workforce solutions	39,801	31,823
Unallocated corporate overhead	51,048	59,733
Share-based compensation	15,306	11,274
	$317,841	$283,302
Depreciation and Amortization Expenses. Amortization expense increased 9% to $31.0 million for the six months ended June 30, 2021 from $28.5 million for the same period in 2020, primarily attributable to additional amortization expenses related to the intangible assets acquired in the Stratus Video, Synzi and SnapMD acquisitions and the shortened useful lives of tradename intangible assets during the third quarter of 2020. Depreciation expense increased 24% to $17.0 million for the six months ended June 30, 2021 from $13.7 million for the same period in 2020, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back office systems. Additionally, $1.1 million and $0.5 million of depreciation expense for our language services business is included in cost of revenue for the six months ended June 30, 2021 and 2020, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $19.1 million during the six months ended June 30, 2021 as compared to $22.5 million for the same period in 2020. The decrease was primarily due to a lower average debt outstanding balance for the six months ended June 30, 2021, which resulted from repayments of the Credit Facilities partially offset by the issuances of higher interest bearing senior notes during the third and fourth quarters of 2020, and a $1.3 million gain related to the change in fair value of an equity investment.
Income Tax Expense. Income tax expense was $47.4 million for the six months ended June 30, 2021 as compared to $16.4 million for the same period in 2020, reflecting effective income tax rates of 26% and 32% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of $3.5 million of discrete tax benefits during the six months ended June 30, 2021 compared to $0.6 million of discrete tax benefits during the same period in 2020, in relation to income before income taxes of $184.5 million and $51.6 million for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2021	2020

Net cash provided by operating activities	$210,625	$128,271
Net cash used in investing activities	(53,609)	(513,262)
Net cash provided by (used in) financing activities	(30,703)	328,994
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the first quarter of 2021, we paid off the remaining balance of our $250.0 million secured term loan credit facility (the “Additional Term Loan”). As of June 30, 2021, (1) no amount was drawn with $378.1 million of available credit under our $400.0 million secured revolving credit facility (the “Senior Credit Facility” and, together with the Additional Term Loan, the “Credit Facilities”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding equaled $500.0 million and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding equaled $350.0 million. We describe in further detail our amended credit agreement, under which the Credit Facilities are governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2020 Annual Report.
We believe that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund our operations, including expected capital expenditures, for at least the next 12 months. We intend to finance potential future acquisitions with cash provided from operations, borrowings under the Senior Credit Facility or other borrowings under our amended credit agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $210.6 million, compared to $128.3 million for the same period in 2020. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in accounts payable and accrued expenses between periods of $105.9 million primarily due to an increase in associate vendor usage and timing of payments, (2) an increase in net income excluding non-cash expenses of $101.6 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, and (3) an increase in accrued compensation and benefits between periods of $66.3 million primarily due to increases in pay rates, billable hours, and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits. The overall increase was partially offset by (1) an increase in accounts receivable and subcontractor receivables between periods of $164.7 million due to a higher average receivables balance in the current year, which was due to increases in revenue and associate vendor usage and partially offset by improved collections, and (2) a decrease in other liabilities between periods of $28.5 million primarily due to our election in the prior year to defer employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was partially offset by an increase in accruals established in connection with a legal matter during the fourth quarter of 2020. Our Days Sales Outstanding (“DSO”) was 50 days at June 30, 2021, 55 days at December 31, 2020, and 55 days at June 30, 2020.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $53.6 million, compared to $513.3 million for the same period in 2020. The decrease was primarily due to (1) $41.3 million used for acquisitions during the six months ended June 30, 2021, as compared to $476.5 million during the six months ended June 30, 2020, and (2) net proceeds of restricted investments related to our captive insurance company of $12.7 million during the six months ended June 30, 2021, as compared to a net purchase of $9.0 million during the six months ended June 30, 2020. In addition, capital expenditures were $23.1 million and $19.7 million for the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021 was $30.7 million, primarily due to (1) repayments of $70.0 million under the Senior Credit Facility and $21.9 million under the Additional Term Loan, (2) $5.7 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million for acquisition earn-out payments, partially offset by borrowings of $70.0 million under the Senior Credit Facility. Net cash provided by financing activities during the six months ended June 30, 2020 was $329.0 million, primarily due to borrowings of $225.0 million under the Senior Credit Facility and $250.0 million under the Additional Term Loan, which were primarily used to fund our Stratus Video acquisition, partially offset by (1) the repayment of $125.0 million under the Senior Credit Facility, (2) $10.6 million for acquisition earn-out payments, (3) $4.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $4.2 million payment of financing costs in connection with our amended credit agreement.
Letters of Credit
At June 30, 2021, we maintained outstanding standby letters of credit totaling $24.1 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $24.1 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $21.9 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2020 totaled $24.1 million.

Off-Balance Sheet Arrangements
At June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the six months ended June 30, 2021, other than the borrowings and repayments under our amended credit agreement, which are described in the accompanying Note (2), “Acquisitions,” and Note

(6), “Notes Payable and Credit Agreement,” to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2020 Annual Report.

Recent Accounting Pronouncements
There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2020 Annual Report and include but are not limited to:
•the effects of the COVID-19 pandemic on our business, financial condition and results of operations;
•the duration and extent to which hospitals and other healthcare entities adjust their utilization of temporary nurses and allied healthcare professionals, physicians, healthcare leaders and other healthcare professionals and workforce technology applications as a result of the suspension or reinstitution of restrictions placed on non-essential and elective healthcare as a result of the COVID-19 pandemic;
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
•the extent to which the COVID-19 pandemic may disrupt our operations due to the unavailability of our employees or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions, mandatory vaccination requirements, desire to travel and work on temporary assignments or other factors that limit our existing or potential workforce and pool of candidates;
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
•any inability on our part to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, or client needs and requirements, including mandatory vaccination requirements;
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
•security breaches and cybersecurity incidents, including ransomware, that could compromise our information and systems, which could adversely affect our business operations and reputation and could subject us to substantial liabilities;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2021, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2021, we did not repurchase any shares of common stock. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” set forth in our 2020 Annual Report.

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

Date: August 6, 2021

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Accounting Officer, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)