Form 10-Q
period 2021-09-30
AMN HEALTHCARE SERVICES INC
filed 2021-11-05
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
As of November 3, 2021, there were 47,275,009 shares of common stock, $0.01 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$137,041	$29,213
Accounts receivable, net of allowances of $6,148 and $7,043 at September 30, 2021 and December 31, 2020, respectively	570,101	376,099
Accounts receivable, subcontractor	141,626	73,985
Prepaid expenses	19,367	13,629
Other current assets	31,396	40,809
Total current assets	899,531	533,735
Restricted cash, cash equivalents and investments	63,603	61,347
Fixed assets, net of accumulated depreciation of $190,578 and $161,752 at September 30, 2021 and December 31, 2020, respectively	127,762	116,174
Operating lease right-of-use assets	36,487	77,735
Other assets	157,909	135,120
Goodwill	893,283	864,485
Intangible assets, net of accumulated amortization of $262,253 and $215,234 at September 30, 2021 and December 31, 2020, respectively	530,422	564,911
Total assets	$2,708,997	$2,353,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$284,094	$167,881
Accrued compensation and benefits	321,938	213,414
Current portion of notes payable	—	4,688
Current portion of operating lease liabilities	14,396	15,032
Deferred revenue	17,904	11,004
Other current liabilities	2,854	10,938
Total current liabilities	641,186	422,957
Notes payable, net of unamortized fees and premium	842,027	857,961
Deferred income taxes, net	61,187	67,205
Operating lease liabilities	15,004	77,800
Other long-term liabilities	107,115	107,907
Total liabilities	1,666,519	1,533,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,836 issued and 47,275 outstanding at September 30, 2021 and 49,614 issued and 47,053 outstanding at December 31, 2020	498	496
Additional paid-in capital	480,364	468,726
Treasury stock, at cost; 2,561 shares at September 30, 2021 and December 31, 2020	(119,143)	(119,143)
Retained earnings	680,729	469,558
Accumulated other comprehensive income	30	40
Total stockholders’ equity	1,042,478	819,677
Total liabilities and stockholders’ equity	$2,708,997	$2,353,507

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$877,800	$551,631	$2,621,190	$1,762,443
Cost of revenue	571,935	366,998	1,745,914	1,178,204
Gross profit	305,865	184,633	875,276	584,239
Operating expenses:
Selling, general and administrative	173,932	111,235	491,773	394,537
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	26,104	26,936	74,098	69,096
Total operating expenses	200,036	138,171	565,871	463,633
Income from operations	105,829	46,462	309,405	120,606
Interest expense, net, and other	5,223	12,564	24,278	35,061
Income before income taxes	100,606	33,898	285,127	85,545
Income tax expense	26,583	7,831	73,956	24,188
Net income	$74,023	$26,067	$211,171	$61,357

Other comprehensive income (loss):
Foreign currency translation and other	11	(14)	(10)	(119)
Other comprehensive income (loss)	11	(14)	(10)	(119)

Comprehensive income	$74,034	$26,053	$211,161	$61,238

Net income per common share:
Basic	$1.55	$0.55	$4.43	$1.29
Diluted	$1.54	$0.55	$4.40	$1.29
Weighted average common shares outstanding:
Basic	47,737	47,476	47,666	47,406
Diluted	48,080	47,676	48,022	47,647

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	140	1	(4,354)	—	—	—	—	(4,353)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	4,927	—	—	—	—	4,927
Comprehensive income (loss)	—	—	—	—	—	12,965	(47)	12,918
Balance, March 31, 2020	49,423	$494	$455,766	(2,561)	$(119,143)	$411,858	$105	$749,080
Equity awards vested and exercised, net of shares withheld for payroll taxes	119	1	(289)	—	—	—	—	(288)
Share-based compensation	—	—	6,347	—	—	—	—	6,347
Comprehensive income (loss)	—	—	—	—	—	22,325	(58)	22,267
Balance, June 30, 2020	49,542	$495	$461,824	(2,561)	$(119,143)	$434,183	$47	$777,406
Equity awards vested and exercised, net of shares withheld for payroll taxes	8	—	(158)	—	—	—	—	(158)
Share-based compensation	—	—	3,772	—	—	—	—	3,772
Comprehensive income (loss)	—	—	—	—	—	26,067	(14)	26,053
Balance, September 30, 2020	49,550	$495	$465,438	(2,561)	$(119,143)	$460,250	$33	$807,073

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Equity awards vested and exercised, net of shares withheld for payroll taxes	132	1	(5,259)	—	—	—	—	(5,258)
Share-based compensation	—	—	9,287	—	—	—	—	9,287
Comprehensive income (loss)	—	—	—	—	—	70,378	(24)	70,354
Balance, March 31, 2021	49,746	$497	$472,754	(2,561)	$(119,143)	$539,936	$16	$894,060
Equity awards vested and exercised, net of shares withheld for payroll taxes	78	1	(471)	—	—	—	—	(470)
Share-based compensation	—	—	6,019	—	—	—	—	6,019
Comprehensive income	—	—	—	—	—	66,770	3	66,773
Balance, June 30, 2021	49,824	$498	$478,302	(2,561)	$(119,143)	$606,706	$19	$966,382
Equity awards vested and exercised, net of shares withheld for payroll taxes	12	—	(527)	—	—	—	—	(527)
Share-based compensation	—	—	2,589	—	—	—	—	2,589
Comprehensive income	—	—	—	—	—	74,023	11	74,034
Balance, September 30, 2021	49,836	$498	$480,364	(2,561)	$(119,143)	$680,729	$30	$1,042,478

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$211,171	$61,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	75,871	70,077
Non-cash interest expense and other	(4,541)	3,727
Write-off of fees on credit facilities and senior notes	158	1,773
Change in fair value of contingent consideration	—	(1,700)
Increase in allowance for credit losses and sales credits	2,103	7,580
Provision for deferred income taxes	(4,328)	(17,923)
Share-based compensation	17,895	15,046
Loss on disposal or sale of fixed assets	386	3,664
Amortization of discount on investments	(41)	(96)
Net loss on deferred compensation balances	96	798
Non-cash lease expense	(257)	244
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(196,342)	15,151
Accounts receivable, subcontractor	(67,641)	16,414
Income taxes receivable	5,472	6,157
Prepaid expenses	(5,695)	(3,361)
Other current assets	3,411	2,977
Other assets	780	3,378
Accounts payable and accrued expenses	112,183	(5,484)
Accrued compensation and benefits	96,666	7,630
Other liabilities	(26,268)	29,592
Deferred revenue	6,276	(32)
Restricted investments balance	16	12
Net cash provided by operating activities	227,371	216,981

Cash flows from investing activities:
Purchase and development of fixed assets	(38,710)	(27,357)
Purchase of investments	(32,437)	(37,418)
Proceeds from maturity of investments	40,000	21,500
Purchase of equity investment	(500)	—
Payments to fund deferred compensation plan	(6,094)	(7,171)
Proceeds from sale of equity investment	78	303
Purchase of convertible promissory notes	—	(490)
Cash paid for acquisitions, net of cash and restricted cash received	(41,264)	(476,491)
Cash paid for other intangibles	(90)	(1,400)
Cash received for working capital adjustments for prior year acquisitions	—	66
Net cash used in investing activities	(79,017)	(528,458)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Payments on term loans	(21,875)	(203,125)
Proceeds from term loans	—	250,000
Payments on revolving credit facility	(70,000)	(205,000)
Proceeds from revolving credit facility	70,000	245,000
Proceeds from senior notes	—	202,000
Payment of financing costs	—	(6,898)
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	(3,100)	(10,622)
Cash paid for shares withheld for taxes	(6,255)	(4,798)
Net cash provided by (used in) financing activities	(31,230)	266,557
Effect of exchange rate changes on cash	(10)	(119)
Net increase (decrease) in cash, cash equivalents and restricted cash	117,114	(45,039)
Cash, cash equivalents and restricted cash at beginning of period	83,990	153,962
Cash, cash equivalents and restricted cash at end of period	$201,104	$108,923

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$35,066	$15,079
Cash paid for interest (net of $248 and $300 capitalized for the nine months ended September 30, 2021 and 2020, respectively)	$19,301	$13,848
Cash paid for income taxes	$72,863	$30,727
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$1,906	$35,704
Goodwill	28,135	274,427
Intangible assets	12,440	228,000
Liabilities assumed	(1,217)	(61,640)
Net cash paid for acquisitions	$41,264	$476,491
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$5,080	$1,007

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration liabilities associated with acquisitions, and income taxes. Actual results could differ from those estimates under different assumptions or conditions. The impact of the novel coronavirus (COVID-19) pandemic did not have a material effect on the Company’s estimates as of September 30, 2021.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds, commercial paper and other highly liquid investments. Restricted cash and cash equivalents primarily includes cash and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (7), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$137,041	$29,213
Restricted cash and cash equivalents (included in other current assets)	18,118	18,626
Restricted cash, cash equivalents and investments	63,603	61,347
Total cash, cash equivalents and restricted cash and investments	218,762	109,186
Less restricted investments	(17,658)	(25,196)
Total cash, cash equivalents and restricted cash	$201,104	$83,990
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2021	2020
Balance as of January 1,	$7,043	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	—	1,334
Provision for expected credit losses	325	5,178
Amounts written off charged against the allowance	(1,220)	(1,333)
Balance as of September 30,	$6,148	$8,511

2. ACQUISITIONS
As set forth below, the Company completed two acquisitions from January 1, 2020 through September 30, 2021, which were accounted for using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through September 30, 2021. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
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
The preliminary allocation of the $42,148 purchase price, which was reduced by the final working capital settlement, consisted of (1) $2,790 of fair value of tangible assets acquired, which included $884 cash received, (2) $1,217 of liabilities assumed, (3) $12,440 of identified intangible assets, and (4) $28,135 of goodwill, of which $6,085 is deductible for tax purposes. The provisional items pending finalization are income tax related matters and the assessment of additional information related to determining the fair value of certain assets acquired and liabilities assumed. The fair value of intangible assets primarily includes $10,890 of developed technology and $1,220 of trademarks with a weighted average useful life of approximately seven years.
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
Pro Forma Financial Information (Unaudited)
The following summary presents unaudited pro forma consolidated results of operations of the Company as if the acquisition of Stratus Video had occurred on January 1, 2019, which gives effect to certain adjustments, including acquisition-related costs of $1,023 and $11,662, that were reclassified from the three and nine months ended September 30, 2020, respectively, to the three and nine months ended September 30, 2019, respectively. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Revenue	$551,631	$1,776,315
Income from operations	$50,465	$135,618
Net income	$29,030	$71,434

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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the nine months ended September 30, 2021 and 2020, previously deferred revenue recognized as revenue was $10,515 and $11,408, respectively.
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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$74,023	$26,067	$211,171	$61,357

Net income per common share - basic	$1.55	$0.55	$4.43	$1.29
Net income per common share - diluted	$1.54	$0.55	$4.40	$1.29

Weighted average common shares outstanding - basic	47,737	47,476	47,666	47,406
Plus dilutive effect of potential common shares	343	200	356	241
Weighted average common shares outstanding - diluted	48,080	47,676	48,022	47,647
Share-based awards to purchase 21 and 26 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2021, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 84 and 79 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2020, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Nurse and allied solutions	$627,049	$382,699	$1,908,195	$1,251,509
Physician and leadership solutions	150,663	109,116	430,523	355,580
Technology and workforce solutions	100,088	59,816	282,472	155,354
	$877,800	$551,631	$2,621,190	$1,762,443
Segment operating income
Nurse and allied solutions	$92,564	$52,923	$283,768	$173,706
Physician and leadership solutions	19,301	15,538	62,366	45,432
Technology and workforce solutions	47,210	25,680	131,952	62,814
	159,075	94,141	478,086	281,952
Unallocated corporate overhead	23,867	16,490	74,915	76,223
Depreciation and amortization	26,104	26,936	74,098	69,096
Depreciation (included in cost of revenue)	686	481	1,773	981
Share-based compensation	2,589	3,772	17,895	15,046
Interest expense, net, and other	5,223	12,564	24,278	35,061
Income before income taxes	$100,606	$33,898	$285,127	$85,545
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended September 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$627,049	$132,848	$—	$759,897
Permanent placement	—	17,815	—	17,815
Outsourced workforce	—	—	58,802	58,802
SaaS-based technologies	—	—	41,286	41,286
Total revenue	$627,049	$150,663	$100,088	$877,800

	Three Months Ended September 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$382,699	$95,648	$—	$478,347
Permanent placement	—	13,468	—	13,468
Outsourced workforce	—	—	38,159	38,159
SaaS-based technologies	—	—	21,657	21,657
Total revenue	$382,699	$109,116	$59,816	$551,631

	Nine Months Ended September 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,908,195	$379,814	$—	$2,288,009
Permanent placement	—	50,709	—	50,709
Outsourced workforce	—	—	164,595	164,595
SaaS-based technologies	—	—	117,877	117,877
Total revenue	$1,908,195	$430,523	$282,472	$2,621,190

	Nine Months Ended September 30, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Temporary staffing	$1,251,509	$310,945	$—	$1,562,454
Permanent placement	—	44,635	—	44,635
Outsourced workforce	—	—	87,705	87,705
SaaS-based technologies	—	—	67,649	67,649
Total revenue	$1,251,509	$355,580	$155,354	$1,762,443
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2021	$339,015	$152,800	$372,670	$864,485
Goodwill adjustment for Stratus Video acquisition	—	—	663	663
Goodwill from Synzi and SnapMD acquisition	—	—	28,135	28,135
Balance, September 30, 2021	$339,015	$152,800	$401,468	$893,283
Accumulated impairment loss as of December 31, 2020 and September 30, 2021	$154,444	$60,495	$—	$214,939

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

7. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3—Fair Value Measurement” of the 2020 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2021.
Assets and Liabilities Measured on a Recurring Basis
Beginning in the third quarter of 2021, the Company invests a portion of its cash and cash equivalents in non-federally insured money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company has a deferred compensation plan for certain executives and employees, which is composed of deferred compensation and all related income and losses attributable thereto. The Company’s obligation under its deferred compensation plan is measured at fair value based on quoted market prices of the participants’ elected investments, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company primarily consist of commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The Company’s cash equivalents also include commercial paper classified as Level 2 in the fair value hierarchy. Of the $126,584 commercial paper issued and outstanding as of September 30, 2021, $17,658 had original maturities greater than three months, which were considered available-for-sale securities. As of December 31, 2020, the Company had $58,345 commercial paper issued and outstanding, of which $25,196 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$31,569	$31,569	$—	$—
Deferred compensation	(117,020)	(117,020)	—	—
Commercial paper	126,584	—	126,584	—

	Fair Value Measurements as of December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(97,184)	(97,184)	—	—
Commercial paper	58,345	—	58,345	—
Acquisition contingent consideration liabilities	(8,000)	—	—	(8,000)

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2021	2020
Balance as of July 1,	$—	$(8,100)
Change in fair value of contingent consideration liability from b4health acquisition	—	6,700
Balance as of September 30,	$—	$(1,400)

	2021	2020
Balance as of January 1,	$(8,000)	$(23,100)
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	—	20,000
Settlement of b4health contingent consideration liability for year ended December 31, 2020	8,000	—
Change in fair value of contingent consideration liability from b4health acquisition	—	1,700
Balance as of September 30,	$—	$(1,400)
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $22,633 and $15,449 as of September 30, 2021 and December 31, 2020, respectively.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the nine months ended September 30, 2021 and 2020.

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

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$518,750	$500,000	$521,250
2029 Notes	350,000	359,625	350,000	357,000
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. LEASES

During the three months ended September 30, 2021, the Company entered into an arrangement to terminate the lease agreement (as amended to date) for its office space in San Diego. The termination will occur in two phases: the first phase terminates the Company’s right to use certain floors effective February 28, 2022 and the second phase reduces the remaining lease term to December 31, 2024 from its original termination date of July 31, 2027. As a result of the arrangement, which was accounted for as a modification, the Company paid a termination fee of $17,000, remeasured the lease liability using its incremental borrowing rate as the discount rate, and recorded decreases to its operating lease liabilities and right-of-use assets of $27,340 during the three months ended September 30, 2021. Prior to the modification, the total remaining lease payments for this office lease were $62,487. Under the modified lease terms, the total remaining lease payments (excluding the termination fee paid during the three months ended September 30, 2021) are $9,564.
9. INCOME TAXES

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2021, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2017.

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
The Company has deferred payment of the employer’s share of payroll taxes of $48,452, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheet as of September 30, 2021, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. The Company has claimed an employee retention employment tax credit of $1,756.

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

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the Plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, a three-judge panel of the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the Plaintiffs. On May 7, 2021, the Ninth Circuit issued an order denying the Company’s petition for rehearing. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision. At this time, it is unknown whether the Supreme Court will consider the appeal.

On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The Complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The Company has reached a preliminary agreement to settle this matter in its entirety. Final settlement is not expected until the fourth quarter of 2022.

The Company believes that its wage and hour practices, including those associated with the cases described above, conform with the applicable law in all material respects. However, because of the February 2021 ruling by the Ninth Circuit in the Clarke Matter and the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. Accordingly, the Company recorded an increase to its accruals established in connection with the matters described above amounting to $20,000 during the fourth quarter of 2020, and the ultimate resolution could result in a loss of up to $15,000, excluding penalties, in excess of the amounts currently accrued. For all other matters, the Company is unable to currently estimate the possible loss or range of loss beyond the amounts already accrued. Loss contingencies accrued as of September 30, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

11. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2021	December 31, 2020
Other current assets:
Restricted cash and cash equivalents	$18,118	$18,626
Income taxes receivable	1,119	6,591
Other	12,159	15,592
Other current assets	$31,396	$40,809

Fixed assets:
Furniture and equipment	$54,634	$47,355
Software	254,090	220,971
Leasehold improvements	9,616	9,600
	318,340	277,926
Accumulated depreciation	(190,578)	(161,752)
Fixed assets, net	$127,762	$116,174

Other assets:
Life insurance cash surrender value	$114,037	$98,161
Other	43,872	36,959
Other assets	$157,909	$135,120

Accounts payable and accrued expenses:
Trade accounts payable	$48,468	$28,089
Subcontractor payable	147,776	79,364
Accrued expenses	60,414	37,849
Loss contingencies	11,627	7,613
Professional liability reserve	6,773	8,897
Other	9,036	6,069
Accounts payable and accrued expenses	$284,094	$167,881

Accrued compensation and benefits:
Accrued payroll	$114,299	$59,721
Accrued bonuses and commissions	66,215	34,514
Accrued travel expense	2,673	1,998
Health insurance reserve	6,627	5,590
Workers compensation reserve	10,297	10,244
Deferred compensation	117,020	97,184
Other	4,807	4,163
Accrued compensation and benefits	$321,938	$213,414

Other long-term liabilities:
Workers compensation reserve	$20,716	$20,930
Professional liability reserve	31,768	31,997
Unrecognized tax benefits	5,403	5,447
Other	49,228	49,533
Other long-term liabilities	$107,115	$107,907

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended September 30, 2021, we recorded revenue of $877.8 million, as compared to $551.6 million for the same period last year. For the nine months ended September 30, 2021, we recorded revenue of $2,621.2 million, as compared to $1,762.4 million for the same period last year.
Nurse and allied solutions segment revenue comprised 73% and 71% of total consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services.

Physician and leadership solutions segment revenue comprised 16% and 20% of total consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. Through our physician and leadership solutions segment, we provide a comprehensive managed services solution in which we manage all of the locum tenens needs of a client and place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare professionals we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 11% and 9% of total consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) telehealth services, (6) credentialing services, and (7) flex pool management and other outsourced solutions services.

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
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and since early 2020 through present, the COVID-19 pandemic has impacted demand. When the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. With these orders and suspensions lifted, general utilization of healthcare has continued to improve and has generally returned to pre-COVID-19 levels. Since late 2020, we have been experiencing historically high demand for nurses and certain allied healthcare professionals. Recently, demand across all segments and business lines has been above pre-COVID-19 levels.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. At the peak of the pandemic, demand for nurses was most concentrated in specialties including ICU and telemetry nurses. Now, the current historic demand levels are dispersed across many specialties. Our clients are faced with increased labor shortages resulting from nurse burnout, attrition, retirements and, to a lesser extent, the impact of mandatory vaccination requirements. Bill rates and wages for these nurses have continued to remain well above prior year levels due to the significantly higher demand and our clients’ need to frequently fill positions quickly. Although the number of nurses on travel assignments has increased since July 2020, our ability to adequately meet the high client demand is constrained by the tight labor market along with nurse burnout and the other aforementioned issues related to the pandemic.

The overall demand in our allied staffing division reached all-time highs in the third quarter. We saw record quarterly demand in our respiratory, laboratory, and radiology specialties, while our rehab therapy specialty saw its largest new demand quarter since 2019. The increased demand in some of these specialties was driven by COVID-19 hospitalizations, testing, and vaccination support. Demand in other modalities were driven by the continued surge in elective procedures as more of the population has become comfortable re-entering physician offices and outpatient centers. The return to in-person schools and additional federal funding has driven our school modality to strong year-over-year increases in all healthcare specialties.

In our physician and leadership solutions segment, demand has recovered and now exceeds pre-pandemic levels. We have seen particularly higher demand for certain specialties, such as anesthesiologists, certified registered nurse anesthetists and advanced practice clinicians, in our locum tenens division. Longer term, we expect continued strong core demand resulting from an increased level of burnout and turnover of healthcare leadership roles.

In our technology and workforce solutions segment, our VMS technologies experienced increased utilization and revenue growth this year due to increased demand levels and elevated bill rates.

The utilization of our language services business continued to grow as healthcare utilization returned to more normal activities and with the need and importance of these services having been demonstrated during the pandemic.

The demand for our recruitment process outsourcing increased in the third quarter as clients look for solutions to help address the increased labor shortages and the need to address vacancies in their permanent roles. We expect this increased demand to continue in the current constrained labor market.

As our businesses have continued to grow, we have increased our sales and operations workforce to support our clients and healthcare professionals. We have also increased spending to support our current team members and retain talent.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Stratus Video, Synzi and SnapMD acquisitions impact the comparability of the results between the three and nine months ended September 30, 2021 and 2020 depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.2	66.5	66.6	66.9
Gross profit	34.8	33.5	33.4	33.1
Selling, general and administrative	19.8	20.2	18.8	22.4
Depreciation and amortization	2.9	4.9	2.8	3.9
Income from operations	12.1	8.4	11.8	6.8
Interest expense, net, and other	0.6	2.3	0.9	1.9
Income before income taxes	11.5	6.1	10.9	4.9
Income tax expense	3.1	1.4	2.8	1.4
Net income	8.4%	4.7%	8.1%	3.5%

Comparison of Results for the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenue. Revenue increased 59% to $877.8 million for the three months ended September 30, 2021 from $551.6 million for the same period in 2020, primarily attributable to higher organic revenue across our segments.
Nurse and allied solutions segment revenue increased 64% to $627.0 million for the three months ended September 30, 2021 from $382.7 million for the same period in 2020. The $244.3 million increase was primarily attributable to a 34% increase in the average number of travelers on assignment, an approximately 18% increase in the average bill rate, and an approximately $22.0 million increase in labor disruption revenue during the three months ended September 30, 2021.
Physician and leadership solutions segment revenue increased 38% to $150.7 million for the three months ended September 30, 2021 from $109.1 million for the same period in 2020, with the prior year significantly impacted by a demand decline related to the pandemic. The $41.6 million increase was primarily attributable to a 23% increase in the number of days filled and a 6% increase in the revenue per day filled in our locum tenens business during the three months ended September 30, 2021, as we have seen a return of core business demand and volume. Our interim leadership business experienced an approximately 60% growth primarily due to recovery in demand, growth in core business and COVID-19 project work. Our physician permanent placement and executive search businesses grew 33% as search counts have returned to pre-COVID-19 levels.
Technology and workforce solutions segment revenue increased 67% to $100.1 million for the three months ended September 30, 2021 from $59.8 million for the same period in 2020. The $40.3 million increase was primarily attributable to growth within our VMS, language services, and outsourced solutions businesses. Revenue growth for our language services and VMS businesses was 33% and 113%, respectively, during the three months ended September 30, 2021.

For the three months ended September 30, 2021 and 2020, revenue under our MSP arrangements comprised approximately 52% and 49% of our consolidated revenue, 69% and 67% of our nurse and allied solutions segment revenue, 16% and 16% of our physician and leadership solutions segment revenue, and 3% and less than 1% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 66% to $305.9 million for the three months ended September 30, 2021 from $184.6 million for the same period in 2020, representing gross margins of 34.8% and 33.5%, respectively. The increase in consolidated gross margin for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a higher gross margin in relation to the higher revenue in our nurse and allied solutions segment, driven primarily by higher labor disruption revenue and an additional $5.6 million of favorable actuarial-based decreases in our workers compensation reserves within the segment, and a change in sales mix resulting from higher revenue in our technology and workforce solutions segment and its higher margins as compared to our staffing businesses. Gross margin by reportable segment for the three months ended September 30, 2021 and 2020 was 29.3% and 27.4% for nurse and allied solutions, 34.8% and 36.7% for physician and leadership solutions, and 69.4% and 66.1% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $173.9 million, representing 19.8% of revenue, for the three months ended September 30, 2021, as compared to $111.2 million, representing 20.2% of revenue, for the same period in 2020. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth and a $3.9 million increase related to acquisition, integration, changes in the fair value of contingent consideration liabilities from acquisitions, restructuring, and extraordinary legal expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2021	2020
Nurse and allied solutions	$91,449	$52,067
Physician and leadership solutions	33,070	24,537
Technology and workforce solutions	22,957	14,369
Unallocated corporate overhead	23,867	16,490
Share-based compensation	2,589	3,772
	$173,932	$111,235
Depreciation and Amortization Expenses. Amortization expense decreased 18% to $16.0 million for the three months ended September 30, 2021 from $19.6 million for the same period in 2020, primarily attributable to the reduction of useful lives of certain tradename intangible assets during the third quarter of 2020, which was partially offset by additional amortization expenses related to the intangible assets acquired in the Synzi and SnapMD acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 38% to $10.1 million for the three months ended September 30, 2021 from $7.3 million for the same period in 2020, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $0.7 million and $0.5 million of depreciation expense for our language services business is included in cost of revenue for the three months ended September 30, 2021 and 2020, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $5.2 million during the three months ended September 30, 2021 as compared to $12.6 million for the same period in 2020. The decrease was primarily due to a $5.4 million gain related to the change in fair value of an equity investment and a lower average debt outstanding balance during the three months ended September 30, 2021, which resulted from repayments of the Credit Facilities (as defined below). The overall decrease was partially offset by a higher weighted average interest rate during the three months ended September 30, 2021, which was primarily due to the issuances of higher interest bearing senior notes during the third and fourth quarters of 2020.

Income Tax Expense. Income tax expense was $26.6 million for the three months ended September 30, 2021 as compared to $7.8 million for the same period in 2020, reflecting effective income tax rates of 26% and 23% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of a $0.6 million discrete tax benefit for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended September 30, 2021 compared to a $1.6 million discrete tax benefit for COLI during the same period in 2020, in relation to income before income taxes of $100.6 million and $33.9 million for the three months ended September 30, 2021 and 2020, respectively. We currently estimate our annual effective tax rate to be approximately 26% for 2021.

Comparison of Results for the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Revenue. Revenue increased 49% to $2,621.2 million for the nine months ended September 30, 2021 from $1,762.4 million for the same period in 2020, primarily attributable to higher organic revenue across our segments along with additional revenue of $22.5 million from our Stratus Video, Synzi and SnapMD acquisitions.
Nurse and allied solutions segment revenue increased 52% to $1,908.2 million for the nine months ended September 30, 2021 from $1,251.5 million for the same period in 2020. The $656.7 million increase was primarily attributable to an approximately 22% increase in the average bill rate, a 21% increase in the average number of travelers on assignment, a 2% increase in billable hours, and an approximately $21.0 million increase in labor disruption revenue during the nine months ended September 30, 2021.
Physician and leadership solutions segment revenue increased 21% to $430.5 million for the nine months ended September 30, 2021 from $355.6 million for the same period in 2020. The $74.9 million increase was primarily attributable to a 14% increase in the number of days filled and a 6% increase in the revenue per day filled in our locum tenens business during the nine months ended September 30, 2021, which was driven in part by COVID-19 project work as well as a return in core demand and volume. The revenue increase was also attributable to growth in our interim leadership, physician permanent placement, and executive search businesses due to an increase in overall demand as engagement counts have experienced growth and search counts have returned to pre-COVID-19 levels along with COVID-19 project work. Our interim leadership business experienced an approximately 25% growth, while our physician permanent placement and executive search businesses grew 13% during the nine months ended September 30, 2021.
Technology and workforce solutions segment revenue increased 82% to $282.5 million for the nine months ended September 30, 2021 from $155.4 million for the same period in 2020. The $127.1 million increase was primarily attributable to organic growth within our VMS, language services, and outsourced solutions businesses along with additional revenue of $22.5 million from our Stratus Video, Synzi and SnapMD acquisitions during the nine months ended September 30, 2021. Revenue growth for our language services and VMS businesses was 71% and 92%, respectively, during the nine months ended September 30, 2021.
For the nine months ended September 30, 2021 and 2020, revenue under our MSP arrangements comprised approximately 55% and 49% of our consolidated revenue, 73% and 65% of our nurse and allied solutions segment revenue, 15% and 17% of our physician and leadership solutions segment revenue, and 2% and less than 1% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 50% to $875.3 million for the nine months ended September 30, 2021 from $584.2 million for the same period in 2020, representing gross margins of 33.4% and 33.1%, respectively. The increase in consolidated gross margin for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a change in sales mix resulting from higher revenue in our technology and workforce solutions segment and its higher margins as compared to our staffing businesses, which was partially offset by a lower margin in our physician and leadership solutions segment driven by the interim leadership business. Gross margin by reportable segment for the nine months ended September 30, 2021 and 2020 was 27.6% and 27.6% for nurse and allied solutions, 36.1% and 36.6% for physician and leadership solutions, and 68.3% and 69.5% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $491.8 million, representing 18.8% of revenue, for the nine months ended September 30, 2021, as compared to $394.5 million, representing 22.4% of revenue, for the same period in 2020. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth. The overall increase was partially offset by a $16.0 million decrease related to acquisition, integration, changes in the fair value of contingent consideration liabilities from acquisitions, restructuring, and extraordinary legal expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2021	2020
Nurse and allied solutions	$243,306	$172,256
Physician and leadership solutions	92,899	84,820
Technology and workforce solutions	62,758	46,192
Unallocated corporate overhead	74,915	76,223
Share-based compensation	17,895	15,046
	$491,773	$394,537
Depreciation and Amortization Expenses. Amortization expense decreased 2% to $47.0 million for the nine months ended September 30, 2021 from $48.1 million for the same period in 2020, primarily attributable to the reduction of useful lives of certain tradename intangible assets during the third quarter of 2020, which was partially offset by additional amortization expenses related to the intangible assets acquired in the Stratus Video, Synzi and SnapMD acquisitions. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 29% to $27.1 million for the nine months ended September 30, 2021 from $21.0 million for the same period in 2020, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.8 million and $1.0 million of depreciation expense for our language services business is included in cost of revenue for the nine months ended September 30, 2021 and 2020, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $24.3 million during the nine months ended September 30, 2021 as compared to $35.1 million for the same period in 2020. The decrease was primarily due to a $6.7 million gain related to the change in fair value of an equity investment and a lower average debt outstanding balance during the nine months ended September 30, 2021, which resulted from repayments of the Credit Facilities. The overall decrease was partially offset by a higher weighted average interest rate during the nine months ended September 30, 2021, which was primarily due to the issuances of higher interest bearing senior notes during the third and fourth quarters of 2020.
Income Tax Expense. Income tax expense was $74.0 million for the nine months ended September 30, 2021 as compared to $24.2 million for the same period in 2020, reflecting effective income tax rates of 26% and 28% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective income tax rate was primarily attributable to nondeductible meals per diem and officers compensation expenses of $5.0 million during the nine months ended September 30, 2021 compared to $4.2 million during the same period in 2020, in relation to income before income taxes of $285.1 million and $85.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2021	2020

Net cash provided by operating activities	$227,371	$216,981
Net cash used in investing activities	(79,017)	(528,458)
Net cash provided by (used in) financing activities	(31,230)	266,557
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. During the first quarter of 2021, we paid off the remaining balance of our $250.0 million secured term loan credit facility (the “Additional Term Loan”). As of September 30, 2021, (1) no amount was drawn with $379.2 million of available credit under our $400.0 million secured revolving credit facility (the “Senior Credit Facility” and, together with the Additional Term Loan, the “Credit Facilities”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding equaled $500.0 million and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding equaled $350.0 million. We describe in further detail our amended credit agreement, under which the Credit Facilities are governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2020 Annual Report.

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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $227.4 million, compared to $217.0 million for the same period in 2020. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in net income excluding non-cash expenses of $154.0 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) an increase in accounts payable and accrued expenses between periods of $117.7 million primarily due to an increase in associate vendor usage and timing of payments, and (3) an increase in accrued compensation and benefits between periods of $89.0 million primarily due to increases in pay rates, billable hours, and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits. The overall increase in net cash provided by operating activities was partially offset by (1) an increase in accounts receivable and subcontractor receivables between periods of $295.5 million due to a higher average receivables balance in the current year, which was due to increases in revenue and associate vendor usage along with timing of collections, and (2) a decrease in other liabilities between periods of $55.9 million primarily due to our election in the prior year to defer employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the payment of a lease termination fee during the third quarter of 2021, which was partially offset by an increase in accruals established in connection with a legal matter during the fourth quarter of 2020. Our Days Sales Outstanding (“DSO”) was 60 days at September 30, 2021, 55 days at December 31, 2020, and 59 days at September 30, 2020.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $79.0 million, compared to $528.5 million for the same period in 2020. The decrease was primarily due to (1) $41.3 million used for acquisitions during the nine months ended September 30, 2021, as compared to $476.5 million during the nine months ended September 30, 2020, and (2) net proceeds of restricted investments related to our captive insurance company of $7.6 million during the nine months ended September 30, 2021, as compared to a net purchase of $15.9 million during the nine months ended September 30, 2020. In addition, capital expenditures were $38.7 million and $27.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 was $31.2 million, primarily due to (1) repayments of $70.0 million under the Senior Credit Facility and $21.9 million under the Additional Term Loan, (2) $6.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million for acquisition earn-out payments, partially offset by borrowings of $70.0 million under the Senior Credit Facility. Net cash provided by financing activities during the nine months ended September 30, 2020 was $266.6 million, primarily due to (1) borrowings of $245.0 million under the Senior Credit Facility and $250.0 million under the Additional Term Loan, which were primarily used to fund our Stratus Video acquisition, and (2) $202.0 million of gross proceeds received in connection with the issuance of an additional $200.0 million aggregate principal amount of 4.625% senior notes due 2027 (the “New 2027 Notes”), which were issued at a price of 101.000% of the aggregate principal amount, partially offset by (1) repayments of $205.0 million under the Senior Credit Facility and $203.1 million under the Additional Term Loan, (2) $10.6 million for acquisition earn-out payments, (3) $4.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $6.9 million payment of financing costs in connection with our amended credit agreement and the issuance of the New 2027 Notes.
Letters of Credit
At September 30, 2021, we maintained outstanding standby letters of credit totaling $23.0 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $23.0 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $20.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2020 totaled $24.1 million.

Off-Balance Sheet Arrangements
At September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
There have been no material changes during the nine months ended September 30, 2021 to the table entitled “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2020 Annual Report other than the following: (i) the borrowings and repayments under our amended credit agreement, which are described in the accompanying Note (2), “Acquisitions,” and Note (6), “Notes Payable and Credit Agreement,” and (ii) the modification to the operating lease of our office space in San Diego as described in the accompanying Note (8), “Leases.”

Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new guidance will require companies to apply the definition of a performance obligation under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities, such as deferred revenue, relating to contracts with customers that are acquired in a business combination. Under existing guidance, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at their acquisition-date fair values in accordance with ASC Subtopic 820-10, Fair Value Measurements—Overall. Generally, this new guidance will result in the acquirer recognizing acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree prior to the acquisition under ASC Topic 606. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
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
•the duration that individuals may continue to forgo non-essential and elective healthcare as restrictions and recommendations are reinstituted in parts of the country and lifted in others;
•the extent and duration that a significant spike in unemployment that has resulted from the COVID-19 pandemic will cause an increase in under- and uninsured patients and a corresponding reduction in overall healthcare utilization and demand for our services;

•the extent to which the COVID-19 pandemic may disrupt our operations due to the unavailability of our employees or healthcare professionals because of illness, risk of illness, quarantines, travel restrictions, mandatory vaccination requirements, desire to travel and work on temporary assignments or other factors that limit our existing or potential workforce and pool of candidates;
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
•disruption to or failures of our SaaS-based technologies, or our inability to adequately protect our intellectual property rights with respect to such technologies or sufficiently protect the privacy of personal information, could reduce client satisfaction, harm our reputation and negatively affect our business;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2021, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Interim Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2021, we did not repurchase any shares of common stock. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” set forth in our 2020 Annual Report.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Lease Termination Agreement, dated as of September 9, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Christopher S. Schwartz pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Christopher S. Schwartz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2021

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021

/S/ CHRISTOPHER S. SCHWARTZ
Christopher S. Schwartz Controller (Interim Principal Financial Officer)