Form 10-K
period 2021-12-31
AMN HEALTHCARE SERVICES INC
filed 2022-02-24
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021, was $4,564,150,873 based on a closing sale price of $96.98 per share.
As of February 22, 2022, there were 46,641,300 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 22, 2022 have been incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 8	Page 8
Management’s Discussion & Analysis	Financial Statements
Page 23	Page 34

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 22
Results of Operations	Page 25
Liquidity and Capital Resources	Page 27
Financial Statement Footnotes	Page 42

Item 1.    Business

Overview of Our Company and Business Strategy
AMN Healthcare empowers the future of care through the nation’s largest network of quality healthcare professionals. As the leader and innovator in total talent solutions for the healthcare sector in the United States, we tailor our solutions to our clients’ challenges and goals, and provide staffing, talent optimization strategies, and technology solutions aimed to support caregivers and improve patient outcomes. We are passionate about all aspects of our mission to:
•Deliver the right talent and insights to help healthcare organizations optimize their workforce.
•Provide healthcare professionals opportunities to do their best work toward high-quality patient care.
•Create a values-based culture of innovation in which our team members can achieve their goals.
Our solutions enable our clients to optimize their workforce, simplify staffing complexity, increase efficiency and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, language services, technology, telehealth and virtual care management, analytics, and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer temporary, project, and permanent career opportunities to our healthcare professionals, from nurses, doctors, and allied health professionals to healthcare leaders and executives in a variety of settings across the nation to help them achieve their personal and professional goals.
Our strategy is designed to support growth in the number and size of customer relationships and expansion of the markets we serve. Driving increased adoption of our existing talent solutions through cross-selling will deepen and broaden our customer relationships. We will continue to innovate, develop and invest in new, complementary service and technology solutions that optimize and manage our clients’ workforce, enhance the patient experience, better engage our talent network and expand into different healthcare delivery settings. We expect this will enable us expand our strategic customer relationships, while driving more recurring revenue, with an improved margin mix that will be less sensitive to economic cycles.

Over the past decade, our business has evolved beyond traditional healthcare staffing and recruitment services; we have become a strategic total talent solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of healthcare talent-related needs. In addition to our healthcare professional staffing and recruitment services, our suite of healthcare workforce solutions includes managed services programs (“MSP”), vendor management systems (“VMS”), medical language interpretation services, predictive labor analytics, workforce optimization technology and consulting, clinical labor scheduling, recruitment process outsourcing (“RPO”), revenue cycle solutions, credentialing software services, and virtual care management services. We enable clients to build, manage and optimize their healthcare talent to deliver great patient outcomes and experience. Our talent network includes thousands of highly skilled, experienced professionals who trust us to place them in environments that expand and leverage their qualifications and expertise.
When developing and acquiring talent solutions, both services and technology, we consider many important criteria: (1) identifying and addressing the most pressing current and future needs of our clients and talent network; (2) alignment with our core operations, expertise, and access to healthcare professionals; (3) ways to deepen and broaden our client and healthcare professional relationships; (4) talent and technology solutions that expand the markets we serve; (5) businesses that reduce our sensitivity to economic cycles and enhance our profitability; and (6) offerings that differentiate us from competitors.
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. We have accelerated the integration of technology-based solutions in our core recruitment processes through investment in digital capabilities, mobile applications and data analytics. These innovations provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. For example, we implemented a new platform for our websites that significantly enhanced navigation and ease for our healthcare professionals to submit applications to work for us which is important in this high demand/tight supply environment. We also launched the AMN Passport mobile application and throughout 2021 we continued to add functionality. AMN Passport provides a centralized experience for nurses and allied professionals to find, book and manage assignments, access time and pay details, and receive instantaneous alerts and updates, while also creating operational efficiencies through the ability to customize job preferences, store and manage credentials, electronically sign important documents and contact our dedicated recruiters. Our investments in technology systems will help us realize greater scale, agility, and cost efficiencies.

Human Capital Management
Providing total talent solutions to our clients is our primary source of revenue generation, so development of a broad base of healthcare professionals and corporate team members who feel valued, respected and supported is essential to drive shareholder value and achieve our long-term growth objectives. To support these objectives, our human capital management strategy generally focuses on talent recruitment, engagement and retention, diversity, equity, equality and inclusion, and employee health and safety. The central components of our human capital management strategy and infrastructure are described in more detail in this section below.

The strength of our human capital management infrastructure and strategy was also instrumental to our COVID-19 response in 2020 and 2021. When the COVID-19 pandemic hit, the Company and its teams worked quickly to assess the impact of the pandemic on our team members, healthcare professionals, communities, clients and their patients and took immediate action to mitigate the risks to all stakeholders. Throughout the pandemic, caring for the well-being of our team members and healthcare professionals has been a primary focus. We are working hard every day to ensure that all of our team members and healthcare professionals have the resources available to help them navigate the continued challenges and stresses associated with the pandemic.

The care, support and safety of our frontline healthcare professionals was and remains at the forefront for us. We have provided our healthcare professionals with additional support from our corporate clinical staff, access to employee assistance programs, on demand mental health resources through non-profit partners and third-party vendors, sick pay while quarantined and other numerous other outreach efforts, wellness products and services to care for them while they are caring for our communities. In 2021, our roughly 60 clinician team members placed over 10,000 care calls to our healthcare professionals. As the country dealt with the Omicron variant, we exceeded 5,000 care calls during January 2022.

To provide this support to our healthcare professionals, we quickly and effectively moved our corporate team members to a fully remote work environment in March 2020, and the vast majority of our corporate team members continue to work remotely. Our team members have continued to support our clients and healthcare professionals with the highest level of service from their home offices without a disruption in our business operations. We provided our team members with stipends and other resources in 2020 and 2021 to establish their new working environments.

As of December 31, 2021, we had approximately 3,800 corporate team members, which includes both full-time and part-time. During the fourth quarter of 2021, we had an average of (1) 14,827 nurses, allied and other healthcare professionals, (2) 459 executive and clinical leadership interim staff, and (3) 1,469 medically qualified interpreters working for us. This does not include independent contractors, such as our locum tenens and contract interpreters, who were not our employees in 2021.

Health and Safety

Aware of the toll that the pandemic has taken on our team members, we expanded our employee assistance program to provide additional mental health resources. The health and safety of our team members has and remains paramount as we formulate our plans to return to an office environment. When we do return to our offices, the future of work will look different than it did prior to the pandemic and most of our team members will work in a virtual environment most of the time. We believe it is important to bring our teams together to instill and reinforce our values-based culture, provide an opportunity to build meaningful connections with each other and our communities and provide professional development and training opportunities. Our team members are dispersed across the country, and we have offices in Dallas, TX, San Diego, CA, Omaha, NE, Boca Raton and Clearwater, FL, Savannah, GA and Hickory, NC.

Learning and Professional Development
Although operating in a virtual environment, we have continued to make significant investments in our professional development programs that allow team members to grow their careers at AMN. Throughout 2021, more than 1,100 team members were promoted or transferred internally into new positions, representing greater than 30% of the opportunities available. We offer leadership development curriculums led by our team of learning and talent development professionals for new leaders, called LEAD at AMN, as well as a leadership curriculum for our individual contributors who are seeking leadership positions, which we call our emerging leaders program. These programs are supplemented with professional development resources from third-party vendors and our corporate memberships in large industry associations, to which every team member has access. Additionally, our training and development programs include curriculum that promotes and nurtures our values-based culture and commitment to ethics, compliance and diversity, and equity and inclusion (as detailed more specifically below). To that end, substantially all of our people leaders completed our inclusive leaders curriculum and, in 2021, we had a 95% completion rate for our ethics and compliance training program, which includes, but is not limited to, training on our Code of Conduct, harassment prevention and cybersecurity. We also offer tuition assistance to team members pursuing education to further their development in their present position or for future possible positions.

Diversity, Equality and Inclusion
At AMN, our diversity, equality and inclusion philosophy is grounded in the belief that we should respect all voices, seek diverse perspectives, and succeed when we act together as a positive force for all of humanity. We have the opportunity to make an impact on each other, our industry, and other communities by fostering a diverse team with a passion for social justice and equity. We are committed to actively engaging in building an organization and society where equality is the norm, equity is achieved, and inclusion is universal so that we may all thrive. This extends to our compensation philosophy which reflects our commitment to equal pay principles and our leadership development strategy, which values diversity in identifying high potential talent within the Company.

We believe that our diverse workforce, and inclusive environment drives the innovation and better outcomes that have made us the leader in total talent solutions. While the diverse backgrounds and experiences we seek are broad, here is a snapshot of some of the diversity of our corporate team members as of January 2022: 67% of our team members are women; 60% of our supervisor through senior manager roles are held by women; 56% of our board of directors are women; 36% of our team members are people of color; 25% of our leadership roles are held by people of color; our team is 57% Millennials, 33% Generation X, 7% Baby Boomers, and 3% Generation Z; and team members self-identified as veterans, disabled, and LGBTQ+, each representing approximately 2% to 3% of our team. Each of the last five years, AMN has been named to the Bloomberg Gender-Equality Index. AMN also received a top ranking – 95 out of 100 – in the Human Rights Campaign Foundation’s Corporate Equality Index in each of the last four years. We believe that human capital management infrastructure, including our diversity, equality and inclusion program and commitment to equal pay principles, is fundamental to our continued recognition as one of America’s Most Responsible Companies in each of the last three years.

Team Member Communication and Engagement
Team member engagement and wellness is of critical importance to our success. In 2021, we prioritized engaging with our team members through live virtual question and answers sessions on a monthly basis, through AMN Live and “Ask Susan” as well as other town halls throughout the year with our chief executive officer and other senior executives. We modified our time off policy to provide more flexibility for team members to take the holidays that they wish to celebrate through floating holidays.

In addition, in 2021, we continued focusing our attention and efforts on increasing engagement through our growing number of employee resource groups. Best practice research indicates that team member engagement and retention is positively impacted if team members are connected to like-minded peers and leaders. We believe we have invested into and dedicated appropriate resources to build an inclusive infrastructure of employee resource groups that closely aligns with the diverse interests and backgrounds of our team members. As of December 31, 2021, we increased the number of employee resource groups to eight and approximately 25% of our corporate team members are now members of at least one resource group. Each of our employee resource groups is sponsored by members of our executive team.

To assess the engagement of our team members and take action to mitigate risks associated with workforce engagement, development and retention, we historically conducted an annual survey to assess the engagement of our team members. While the format of our annual survey varies from year to year to best capture different measures of employee engagement, the results of each assessment are discussed with our board of directors, and are incorporated into our annual human capital management strategic planning process. After a pandemic-induced pause, we are relaunching this survey in February 2022. We continue to monitor employee turnover as part of our human capital strategy.

Our Services
In 2021, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. We describe each segment’s revenue and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Our go-to-market strategy blends solutions from all three reportable segments, combining staffing, talent planning and acquisition, and technology-enabled solutions.

Workforce Staffing
(1) Nurse Staffing. We offer a range of specialty recruitment and temporary assignment lengths for nursing. A rigorous quality process ensures that each nursing candidate possesses the necessary training, licensure, and clinical competencies needed for a client facility.
•Travel Nurses – Covering all nurse specialties and settings, our nurses typically travel for a 13-week assignment but can support a range of 8 to 26 weeks. Other travel nurse staffing solutions that we offer include (a) international nursing for which we recruit registered nurses from outside of the United States, typically on long-term contracts ranging from 24 to 36 months, (b) crisis nursing (commonly referred to as critical staffing and rapid response nursing) for which we quickly coordinate and deploy registered nurses to provide temporary assistance during critical periods such as unexpected specialty gaps and urgent needs, including pandemic surges, natural disasters and other emergency situations, and (c) labor disruption staffing for which we provide crucial support for clients involved in strikes of nurses and allied professional staff.
•Local, or Per Diem, Staffing – Often in support of our MSP clients, we provide our clients local staffing of all nursing specialties, covering short-term assignments with same-day shifts that potentially last for several weeks. Local staffing includes digital staffing technology to quickly fill our client’s needs with healthcare professionals that are local to the community.

(2) Allied Staffing. We provide allied health professionals to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, schools, and pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, lab technicians, speech pathologists, rehabilitation assistants and pharmacists. Our solutions for schools feature an advanced teletherapy platform, Televate, and the nations’ top school speech-language pathologists, psychologists, nurses, social workers, and other care providers who provide customized care and interactive learning plans to engage students.

(3) Revenue Cycle Solutions. As the leading national provider of mid-revenue cycle solutions, we understand the need for hospitals, health systems, acute care facilities and large physician practices to generate and preserve revenue. We provide skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and also provide auditing and advisory services.

(4) Physician and Advanced Practice Staffing. We provide locum tenens physician staffing services, offering clients thousands of physicians of all specialties, advanced practice and other clinicians. Typically on an independent contractor basis, locum tenens professionals are placed on temporary assignments with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We also offer full-service, permanent physician search across many specialties and modalities, specializing in recruiting and placing top physicians and advanced practitioner talent in jobs across the country.

(5) Interim Leadership Staffing. We provide executive and clinical leadership interim staffing. Practice areas include senior healthcare executives, physician executives, chief nursing officers and other clinical and operational leaders. Interim leaders provide strategic guidance and assist in setting short and long-term goals to offer immediate support, maintain momentum, and contribute leading practices and perspectives. Our interim leaders enjoy the flexibility of a consulting role with the stability of full-time employment.

(6) Executive Search and Academic Leadership. We provide executive leadership search services across the healthcare industry with areas of focus including academic medical centers and children’s hospitals nationwide. This business line provides us greater access to the “C-suite” of our clients and prospective clients, which we believe helps improve our visibility as a strategic partner to them and helps provide us with cross-selling opportunities.

Talent Planning & Acquisition
(7) Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. This service includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the client’s contingent staffing needs. We believe an MSP optimizes our clients’ staffing models, increasing efficiencies and often providing cost savings while enhancing the patient experience. We often use our own VMS technology as part of our MSP, which we believe further enhances the value of our service offering. In 2021, we had approximately $3.4 billion in gross billings under management under our MSPs and approximately 56% of our consolidated revenue flowed through MSP relationships, which has steadily increased over the past decade.

(8) Recruitment Solutions. We partner with clients to streamline their permanent workforce planning and recruitment process through one efficient, agile solution. Our recruitment solutions, which many refer to as RPO, are customized to the client’s particular needs, in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on their behalf. We provide technology and data intelligence that enable sustainable, long-term improvement and offer flexible solution options, agile, scalable processes in our pay-for-performance model.

Technology
(9) Language Interpretation. Through our acquisition of Stratus Video, our AMN Language Services division provides healthcare interpretation services via proprietary platforms that enable video remote interpretation, over the phone interpretation, onsite interpretation, and telehealth interoperability, with more than 200 health systems, more than 2,000 hospitals, and thousands of clinics using our solutions. These services are all supported by proprietary technology platforms, which enable real-time routing of video and audio calls, drive client efficiency with an in-person scheduling mobile application, and power interoperability with multiple telehealth platforms.

(10) Vendor Management Systems. Some clients and prospective clients prefer a vendor-neutral VMS technology that allows them to self-manage procurement of contingent clinical labor and their internal float pool. If clients use other staffing companies (associate vendors), our software as a service (“SaaS”)-based VMS technologies help them track and efficiently organize their staffing process. Our current VMS products are ShiftWise, Medefis and b4health. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2021, we had approximately $4.0 billion in gross billings flow through our VMS programs, for which we typically earn a 4-5% fee.

(11) Scheduling and Staff Planning. We offer Smart Square, healthcare scheduling software that combines demand forecasting (predictive analytics) with robust scheduling functionality, enterprise transparency, patented open shift management, and business intelligence tools all-in-one application. The SaaS platform provides fast implementations and is utilized in acute care, clinics, ancillary, long-term care and senior care settings.

(12) Credentialing. We provide an all-in-one credentialing solution, Silversheet, to help our clients maintain a healthy and compliant facility. This software solution is designed to help facilities credential smarter and faster through automating tedious tasks, preventing errors, and centralized credentialing.

(13) Post Acute and Home Health. Through our acquisition of Synzi, we provide the only comprehensive end-to-end solution that enables regional and community hospitals, multi-practice physician groups, retail and urgent care clinics, and behavioral health practices to deliver virtual care via a single platform. The easy-to-use HIPAA-compliant platform expands our capabilities with a “platform-plus-providers” experience that helps healthcare organizations provide 24/7 patient care (including after hours and weekend support) and remote patient monitoring virtually. The white-labeling feature enables an organization’s brand to be showcased on the virtual care platform, boosting patient awareness and engagement.

We typically experience modest seasonal fluctuations during our fiscal year, and they tend to vary among our business segments. These fluctuations can vary slightly in intensity from year to year.

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

We recruit our healthcare professionals, depending on the particular service line, under the following brands: American Mobile, Nursefinders, NurseChoice, HealthSource Global Staffing, Onward Healthcare, O’Grady Peyton International, Med Travelers, Club Staffing, Staff Care, B.E. Smith, Merritt Hawkins, AMN Revenue Cycle Solutions and AMN Language Services. Our multi-brand recruiting strategy is supported by innovative and effective marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals.

Our process to attract and retain healthcare professionals for temporary assignments and permanent placement depends on (1) offering a large selection of assignments and placements in a variety of geographies and settings with opportunities for career development, (2) creating competitive compensation packages, (3) developing passionate, knowledgeable recruiters and service professionals who understand the needs of our healthcare professionals and provide a personalized approach, and (4) maintaining a reputation for service excellence. The attractive compensation package that we provide our temporary healthcare professionals includes a competitive wage, professional development opportunities, professional liability insurance, 401(k) plan and health insurance.

Our Geographic Markets and Client Base
During each of the past three years, (1) we generated substantially all of our revenue in the United States and (2) substantially all of our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2021, the largest percentages of our revenue were concentrated in California, New York and Texas.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients include many of the largest and most prestigious and progressive health care systems in the country. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 17% of our consolidated revenue and 20% of our nurse and allied solutions segment revenue for the fiscal year ended December 31, 2021. No other client healthcare system or single client facility comprised more than 5% of our consolidated revenue for the fiscal year ended December 31, 2021.

Our Industry
The primary markets in which we compete are U.S. temporary and contract healthcare staffing, workforce solutions and executive search. Staffing Industry Analysts (“SIA”) estimates the size of the healthcare staffing market in 2021 at $24.7 billion, including travel nurse ($11.8 billion), per diem nurse ($4.6 billion), locum tenens ($4.0 billion) and allied healthcare ($4.4 billion). We also operate within the interim leadership, executive search, physician permanent placement, RPO, VMS, revenue cycle solutions, telehealth technology, and workforce optimization and consulting services markets. We estimate the size of these additional markets to be at least $6.0 billion in 2021.
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

•Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is expected to be approximately 139,000 physicians by 2033. In nursing, regional and specialty-based shortages are also expected by 2032, and we believe have been exacerbated by the COVID-19 pandemic through nurse burnout, attrition, retirements, and, to a lesser extent, the impact of mandatory vaccination requirements. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.
•General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of health expenditures, projected by the Centers for Medicare & Medicaid Services at a 5.6% annual rate from 2021-2028. According to the U.S. Census Bureau, the number of adults age 65 or older is on pace to grow an estimated 30% between 2020 and 2030. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce. Additionally, the COVID-19 pandemic has resulted in an increase in hospitalizations, vaccinations and testing across the country. This additional demand for healthcare services has resulted in an increased demand for our services, especially in our nurse and allied solutions segment. When the pandemic subsides, we expect demand for these services to remain at higher than pre-pandemic levels due to the tight labor market.
•Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient experience and outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2021, approximately 56% of our consolidated revenues were generated through MSP relationships, which we estimate is higher than our competitors.
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

Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. HRO Today named AMN Healthcare to the number one position among all MSP providers based on size of deals, and we also were honored in the Baker’s Dozen for quality of services, breadth of services and overall MSP capabilities. Once again, in 2021, Staffing Industry Analysts recognized AMN’s U.S. industry leadership naming us as the largest temporary healthcare staffing firm.

We are the largest provider of nurse and allied healthcare staffing in the United States. In the nurse and allied healthcare staffing business, we compete with a few national competitors together with numerous smaller, regional and local companies. We believe we are the third largest provider of locum tenens staffing services in the United States. The locum tenens staffing market consists of many small- to mid-sized companies with only a relatively small number of national competitors of which we are one. The healthcare interim leadership staffing, healthcare executive search services, and physician permanent placement services markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. We also believe we have a market-leading share in managed services solutions, including VMS and MSP, and healthcare language interpretation services, which is the fastest growing market segment, after our acquisition of Stratus Video. Our leading competitors vary by segment and include CHG Healthcare

Services, Aya Healthcare, Jackson Healthcare, Medical Solutions, Maxim Healthcare Services, RightSourcing, Cross Country Healthcare, Favorite Healthcare Staffing, HealthTrust Workforce Solutions, and WittKieffer. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments.

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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains, and certain oral statements made by management from time to time, may contain, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to safe harbors under the Securities Act and the Exchange Act. We base these forward-looking statements on our current expectations, estimates, forecasts and projections about future events and the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” “could,” variations of such words and other similar expressions. In addition, statements that refer to projections of financial items; anticipated growth; future growth and revenue; future economic conditions and performance; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are described under the caption “Risk Factors” below, elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Stockholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements and cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Demand for our staffing services and workforce technology solutions has fluctuated significantly over the course of the COVID-19 pandemic. Demand for non-essential and elective healthcare was initially negatively impacted by the COVID-19 pandemic and during 2020, many hospitals and other healthcare entities significantly decreased their utilization of certain temporary healthcare professionals, interpreters, coders and permanent recruitment and placement services, which resulted in decreased demand for many of our service offerings and utilization of our workforce technology platforms. We expect that any decreased demand resulting from decreased healthcare utilization will have an adverse effect on our business, financial condition and results of operations. During 2021, demand for nurse and allied healthcare professionals reached record highs and demand for most other types of healthcare professionals we work with returned to and has recently been above pre-pandemic levels. However, with new variants emerging and varying levels of voluntary and involuntary stay-at-home and other restrictions, demand may again decrease. Additionally, as infection levels rise, individuals may forgo non-essential and elective healthcare even without restrictions which could negatively impact healthcare utilization and demand for our services. When the pandemic subsides, we expect that demand and bill rates, especially in our nurse and allied solutions businesses, will decrease from the historic levels seen during the pandemic. We expect this decrease in demand will have a negative impact on our revenue, financial condition, and results of operations. However, we are unable to predict the duration and extent to which demand for our services could be negatively impacted by the COVID-19 pandemic or could be negatively impacted when the pandemic subsides.
In addition, the significant level of individuals who left the workforce, changed jobs and/or entered the “gig workforce” over the last two years may cause an increase in under- and uninsured patients, which generally results in a reduction in overall healthcare utilization and a decrease in demand for our services. We are unable to predict the duration and extent to which our businesses could be negatively impacted by this shift in the labor market.
The COVID-19 pandemic, and any other outbreak of illness or other public health crises, may also disrupt our operations due to the unavailability of our corporate team members or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions, vaccine mandates or other factors that limit our existing or potential workforce and pool of candidates. In addition, we may experience negative financial effects related to the COVID-19 pandemic due to higher workers’ compensation and health insurance costs, for which we are largely self-insured and payroll costs associated with quarantine of our healthcare professionals. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
The economic impact of the COVID-19 pandemic has negatively impacted the financial condition of many hospitals and healthcare systems. We may be subject to claims from these clients relating to the ability to provide services under terms and conditions that they believe are fair and reasonable.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of COVID-19. Additionally, outbreaks of illness or public health crises other than COVID-19 could occur and may have similar or even more significant impact on our business.

Economic downturns, inflation and slow recoveries could result in less demand from clients and pricing pressure that could negatively impact our financial condition.
Demand for staffing services is sensitive to changes in economic activity. Many healthcare facilities utilize temporary healthcare professionals to accommodate an increase in hospital admissions. Conversely, when hospital admissions decrease in economic downturns or periods of high inflation, due to reduced consumer spending, the demand for our temporary healthcare professionals typically declines.
As economic activity slows, hospitals and other healthcare entities typically experience decreased attrition and reduce their use of temporary employees before undertaking layoffs of their regular employees, which results in decreased demand for many of our service offerings. In times of economic downturn and inflation, permanent full-time and part-time healthcare facility staff are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Fewer placement opportunities for our temporary clinicians, physicians and leaders also impairs our ability to recruit and place them both on a temporary and permanent basis. This may have an even greater negative effect on demand for physicians in certain specialties such as surgery, radiology and anesthesiology. In addition, we may experience pricing pressure during periods of decreased patient occupancy and hospital admissions, negatively affecting our revenue and profitability.

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

Healthcare delivery organizations are consolidating, providing them with greater leverage in negotiating pricing for services. Consolidations may also result in us losing our ability to work with certain clients because the party acquiring or consolidating with our client may have a previously established service provider they elect to maintain. In addition, our clients may increase their use of intermediaries such as vendor management service companies and group purchasing organizations that may enhance their bargaining power or clients with a larger network of healthcare professionals may develop their own temporary staffing models. These dynamics each separately or together could negatively affect pricing for our services and our ability to maintain certain clients.

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 17% of our consolidated revenue in 2021. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

If our clients are able to increase the effectiveness of their staffing and recruitment functions through analytics, automation or otherwise, their need for our services may decline. With the advent of technology and more sophisticated staffing management and recruitment processes, including internal “travel” and other healthcare staffing models, clients may be able to successfully increase the efficiency and effectiveness of their internal staffing management and recruiting efforts, through more effective planning and analytic tools, internet- or social media-based recruiting or otherwise. Such new technologies and processes could reduce the demand for our services, which could negatively affect our business.

The repeal or significant erosion of the Patient Protection and Affordable Care Act (“ACA”) without a corresponding replacement may negatively affect the demand for our services.

In 2010, the adoption of the ACA brought significant reforms to the health care system that included, among other things, a requirement that all individuals have health insurance (with limited exceptions). As a result of the ACA, the uninsured population has declined significantly. If there is a rollback of aspects of the ACA, such as Medicaid expansion, it may lead to a reduction in demand for healthcare services and the demand for our services may decline.

Regulatory and Legal Risk Factors
Investigations, claims and legal proceedings alleging medical malpractice, anti-competitive conduct, violations of employment, privacy and wage regulations and other theories of liability asserted against us could subject us to substantial liabilities.

Like all employers, we must also comply with various laws and regulations relating to employment and pay practices and from time to time may be subject to individual and class action lawsuits related to alleged wage and hour violations under California and Federal law. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time. While we believe that our employment and pay practices materially comply with relevant laws and regulations, interpretations of these laws may change. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. These laws and regulations may also impede our ability to grow the size and profitability of our operations. In addition, our involvement in these matters and any related adverse rulings may result in increased costs and expenses, cause us from time to time to significantly increase our legal accruals and/or modify our pay practices, all of which would likely have an adverse impact on our financial performance and profitability.

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

As we grow and increase our leadership position, we are at greater risk for anti-competitive conduct claims and investigations, such as violation of federal and state antitrust laws, unfair business practices and “price-gouging.” An environment of high-demand for healthcare staffing support coupled with the healthcare labor shortage, especially with respect to nurse and allied healthcare professionals, has led and may continue to lead to higher wages for healthcare professionals and higher costs to our clients for healthcare staffing. This may lead to claims and investigations into pricing and competitive conduct in the healthcare staffing industry. While we believe that our business practices, including pricing and competitive conduct, comply with all applicable laws and regulations, we may nonetheless be subject to inquiries, claims or investigations which could negatively impact our reputation and business.

We maintain various types of insurance coverage for many types of claims, including professional liability, errors and omissions, employment practices and cyber, through commercial insurance carriers and a wholly-owned captive insurance company and for other claims such as wage and hour practices and competition actions, we are uninsured. The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to attract, retain and place qualified employees and healthcare professionals in the future. We may also experience increased insurance premiums and retention and deductible accruals that we may not be able to pass on to our clients, thereby reducing our profitability. Moreover, our insurance coverage and reserve accruals may not be sufficient to cover all claims against us.

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

We are also subject to certain state laws and regulations applicable to “nursing pools” with which we must comply in order to continue to conduct business in that particular state and state laws that impose caps or other limitations on amounts that may be charged to clients for certain types of healthcare staffing, which in turn impacts the wages paid to healthcare professionals and may impact our ability to attract healthcare professionals to assignments in these states. In addition, it is generally our practice to pass along the increased costs associated with higher wages for healthcare professionals on to our clients. If new or additional caps or other price limitations were imposed that prevented us from passing these increased costs on or if the amount that we were able to pass on to our clients, it would likely have an adverse impact on our financial performance and profitability.

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
We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With rising clinician burnout rates resulting from the COVID-19 pandemic, an ongoing shortage of certain qualified nurses and physicians in many areas of the United States and low unemployment rates for nurses and physicians, competition for the hiring of these professionals remains intense. Our ability to recruit temporary and permanent healthcare professionals may be exacerbated by continued low levels of unemployment.
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

The costs of recruitment of quality healthcare professionals and providing them with competitive compensation packages may be higher than we anticipate, or we may be unable to pass these costs on to our hospital and healthcare facility clients, which may reduce our profitability. Moreover, if we are unable to recruit temporary and permanent healthcare professionals, our service execution may deteriorate and, as a result, we could lose clients or not meet our service level agreements with these clients that have negative financial repercussions.

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

Upgrading current systems and implementing new systems is costly and involves inherent risks, including loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Failure to properly or adequately address these issues could result in increased costs, loss of clients, healthcare professionals and talent, the diversion of management’s and employees’ attention and resources and could materially adversely affect our growth, financial and operating results, internal controls over financial reporting and ability to manage our business effectively.

Additionally, the current legacy systems are subject to other non-environmental risks, including technological obsolescence for which there may not be sufficient redundancy or backup. These systems, and our access to these systems, are not impervious to floods, fire, storms, or other natural disasters, or service interruptions. There also is a potential for intentional and deliberate attacks to our systems, including ransomware, that may lead to service interruptions, data corruption, data theft or data unavailability. If our current or planned systems do not adequately support our operations, are damaged or disrupted or if we are unable to replace, repair, maintain or expand them, it may adversely affect our business operations and our profitability.

Our business could be harmed if we fail to further develop and evolve our current talent solutions technology offerings and capabilities.

To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our talent solutions technology offerings and capabilities. This may require the acquisition of equipment and software and the development of new proprietary software and capabilities, either internally or through independent consultants, which may require significant investment of capital. If we are unable to design, develop, acquire, implement and utilize, in a cost-effective manner, technology and information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition.

Disruption to or failures of our SaaS-based or technology-enabled services, or our inability to adequately protect our intellectual property rights with respect to such technologies, could reduce client satisfaction, harm our reputation and negatively affect our business.

The performance, reliability and security of our technology-enabled services, including our language interpretation services and SaaS-based technologies, such as AMN Language Services, ShiftWise, Medefis, b4health, Avantas Smart Square, Silversheet and Synzi are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technologies to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technologies could damage our or our clients’ operations and reputations and negatively affect our business. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

Additionally, if we fail to protect our intellectual property rights adequately with respect to our SaaS-based technologies, our competitors might gain access to it, and our business might be harmed. Moreover, if any of our intellectual property rights associated with our SaaS-based technologies are challenged by others or invalidated through litigation, defending our intellectual property rights might also entail significant expense. Accordingly, despite our efforts, we may be unable to prevent third parties from using or infringing upon or misappropriating our intellectual property with respect to our SaaS-based technologies, which may negatively affect our business as it relates to our SaaS-based and technology-enabled service offerings.

Security breaches and cybersecurity incidents could compromise our information and systems adversely affecting our business operations and reputation subject us to substantial liabilities.
Security breaches, including cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and team members, including full names, social security numbers, addresses, birth dates and payroll-related information, in our data centers, on our networks and in hosted SaaS-based solutions provided by third parties. Our employees and third-party vendors may also have access to, receive and use personal health information in the ordinary course of our business. The secure access to, processing, maintenance and transmission of this information is critical to our operations.

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals may be vulnerable to attacks by hackers, breached due to third-party vendor and/or employee error, malfeasance or other disruptions such as ransomware or subject to the inadvertent or intentional unauthorized release of information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security reach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen. In a situation such as ransomware attack, our access to critical business information and ability to conduct business may be interrupted or impaired.

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

Our success depends on the quality of our healthcare professionals and our ability to quickly and efficiently assist in obtaining licenses and privileges for our healthcare professionals. The speed with which our healthcare professionals can obtain the appropriate licenses, and we can credential them depends in part, on state licensing laws. Roughly 35 states are part of the Enhanced Nurse Compact and over 20 states are part of the Physical Therapy Licensure Compact and Interstate Medical Compact Acts. A decline or change in interstate compact laws can impact our business.

Our ability to ensure the quality of our healthcare professionals also relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent team members that credential and match healthcare professionals in suitable placements and third-party vendors that provide ancillary services. An inability to properly credential, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services that may damage our brand and reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. The costs and speed with which we provide these credentialing services impact the revenue and profitability of our business.

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
We have outsourced and offshored certain critical applications or business processes to external providers, including cloud-based, credentialing and data processing services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform or adhere to law, regulation and our policies on the part of one or more of these critical suppliers or perform the services in a timely manner could cause significant disruptions and increased costs to our business as well as reputational damage.

The loss of key officers and management personnel could adversely affect our business and operating results.

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior executive team. We have an employment agreement with Susan R. Salka, our President and Chief Executive Officer, through May 4, 2023, which is renewable on an annual basis. Other executive members of the management team are employees at will with standard severance agreements. If members of our executive team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.

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

We maintain a substantial amount of goodwill and intangible assets on our balance sheet that may decrease our earnings or increase our losses if we recognize an impairment to goodwill or intangible assets.

We maintain goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and intangible assets we acquired. We evaluate goodwill and intangible assets for impairment annually or when evidence of potential impairment exists, respectively. If we identify an impairment, we record a charge to earnings. An impairment charge to goodwill or intangible assets would decrease our earnings or increase our losses, as the case may be.

Risk Factors Related to Our Indebtedness and Other Liabilities

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of any variable rate debt.
As of December 31, 2021, our total indebtedness, net of unamortized fees and premium, equaled $842.3 million. Our amount of indebtedness could increase our vulnerability to adverse economic, industry or competitive developments, including:

•requiring a portion of our cash flows from operations to be dedicated to the payment of our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures and future business opportunities,
•making it more difficult for us to satisfy our obligations with respect to our indebtedness,
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures,
•limiting our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes, and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. Additionally, if we are not in compliance with the covenants and obligations under our debt instruments, we would be in default, and the lenders could call the debt, which would have a material adverse effect on our business. And in certain instances, our debt instruments may limit our ability to redeem or prepay some or all of the outstanding principal amount prior to maturity, or in other instances, require the payment of premium in excess of the principal amount.

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
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2021, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. In addition, on March 5, 2021, the U.K. Financial Conduct Authority announced that 1-week and 2-week USD LIBOR will cease publication after December 31, 2021, and that 1-month, 3-month, 6-month and 1-year USD LIBOR will cease publication after June 30, 2023. Borrowing arrangements under our credit agreement provide for alternative base rates, but such alternative base rates may not be desirable or may not be available in a similar manner or frequency as LIBOR. As a result, such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us, which could affect our overall results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2021 together with our business segments that utilize them:

Location	Square Feet
San Diego, California (all segments)	175,672
Dallas, Texas (all segments)	108,502

See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases.”

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 22, 2022, there were 18 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act.

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. On November 1, 2016, the Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, we announced an increase to the repurchase program under which we may repurchase an additional $150.0 million of our outstanding common stock. Under the repurchase program announced on November 1, 2016 and the increase announced on November 10, 2021 (collectively, the “Company Repurchase Program”), share purchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time. Additionally, we or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of December 31, 2021, we have repurchased 2,586 thousand shares of our common stock at an average price of $47.08 per share excluding broker’s fees, resulting in an aggregate purchase price of $121.8 million, since 2016. During 2021, we purchased 25 thousand shares of common stock at an average price of $108.97 per share excluding broker’s fees, resulting an aggregate purchase price of $2.7 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” The following table presents the detail of shares repurchased during 2021. All share repurchases to date were made under the Company Repurchase Program, which is the only repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
November 1 - 30, 2021	10,242	$108.10	10,242	$179,749,785
December 1 - 31, 2021	14,424	$109.58	14,424	$178,168,737

Total	24,666	$108.97	24,666	$178,168,737

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business, to pay down debt and potentially for share repurchases. Any future determination to pay dividends on common stock will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants restricting such actions in the instruments governing our debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

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
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, and (ii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), assuming an investment of $100 on December 31, 2016 in our common stock, the stocks comprising the NYSE Composite Index, and the stocks comprising the BTEA.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
AMN Healthcare Services, Inc.	100.00	128.09	147.36	162.05	177.50	318.15
NYSE Composite	100.00	118.73	108.10	135.68	145.16	175.18
BTEA	100.00	133.11	99.31	125.42	132.71	181.58

Item 6.    [Reserved]

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
•Operating Metrics
•Recent Trends
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, telehealth services, credentialing services, revenue cycle solutions, language interpretation services and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the year ended December 31, 2021, we recorded revenue of $3,984.2 million, as compared to $2,393.7 million for 2020. We recorded net income of $327.4 million for 2021, as compared to $70.7 million for 2020. Nurse and allied solutions segment revenue comprised 75% and 71% of total consolidated revenue for the years ended December 31, 2021 and 2020, respectively. Physician and leadership solutions segment revenue comprised 15% and 19% of total consolidated revenue for the years ended December 31, 2021 and 2020, respectively. Technology and workforce solutions segment revenue comprised 10% of total consolidated revenue for both of the years ended December 31, 2021 and 2020. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
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
As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, on April 7, 2021, February 14, 2020, December 19, 2019, June 14, 2019, January 30, 2019, we acquired Synzi (including its wholly-owned subsidiary SnapMD), Stratus Video (which we have since rebranded as AMN Language Services), b4health, Advanced (which we have since rebranded as American Mobile and Med Travelers for the travel nurse staffing and allied staffing divisions, respectively), and Silversheet, respectively. Synzi and SnapMD offer virtual care technology platforms; Synzi focuses on the care management and home health markets and primarily serves as a patient communication and engagement platform, while SnapMD focuses on the outpatient market and primarily serves as a clinical communication and documentation platform. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”

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
Operating Metrics
In addition to our consolidated and segment financial results, we monitor the following key metrics to help us evaluate our results of operations and financial condition and make strategic decisions. We believe this information is useful in understanding our operational performance and trends affecting our businesses.
•average travelers on assignment represents the average number of nurse and allied healthcare professionals on assignment during the period, which is used by management as a measure of volume in our nurse and allied solutions segment;
•bill rates represent the hourly straight-time rates that we bill to clients, which are an indicator of labor market trends within our nurse and allied solutions segment;
•billable hours represent hours worked by our healthcare professionals that we are able to bill on client engagements, which is used by management as a measure of volume in our nurse and allied solutions segment;
•days filled is calculated by dividing total locum tenens hours filled during the period by eight hours, which is used by management as a measure of volume in our locum tenens business within our physician and leadership solutions segment; and
•revenue per day filled is calculated by dividing revenue of our locum tenens business by days filled for the period, which is an indicator of labor market trends in our locum tenens business within our physician and leadership solutions segment.

Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and since early 2020 through present, the COVID-19 pandemic has impacted demand. When the imposition of “shelter-in-place” orders and the suspension of elective and “non-essential” healthcare services occurred in March 2020 in response to the COVID-19 health crisis, demand for many of our businesses declined significantly. With these orders and suspensions lifted, general utilization of healthcare has continued to improve and has generally returned to pre-COVID-19 levels. Since late 2020, we have been experiencing historically high demand for nurses and certain allied healthcare professionals. In addition, recently, demand across all segments and business lines has been above pre-COVID-19 levels.

In our nurse and allied solutions segment, prior to the COVID-19 pandemic, our ability to recruit enough nurses to meet the then-current demand levels was impacted by the tight labor market and modest bill rate increases. At the peak of the pandemic, demand for nurses was most concentrated in specialties including ICU and telemetry nurses. Now, the current historic demand levels are dispersed across many specialties. Our clients are faced with increased labor shortages resulting from nurse burnout, attrition, retirements and, to a lesser extent, the impact of mandatory vaccination requirements. The bill rates we charge our clients and wages for these nurses have continued to remain well above prior year levels due to the significantly higher demand and our clients’ need to frequently fill positions quickly. Although the number of nurses on travel assignments has increased since July 2020, our ability to adequately meet the high client demand is constrained by the tight labor market.

The overall demand in our allied staffing division reached all-time highs in the third quarter, which declined in the fourth quarter but remains higher compared to prior year. We have recently seen strong demand in our imaging, respiratory, and laboratory specialties, driven by COVID-19 hospitalizations, testing, and vaccination support, as well as our therapy specialties. Demand in other modalities were driven by the continued surge in elective procedures as more of the population has become comfortable re-entering physician offices and outpatient centers. The return to in-person learning and additional federal funding has driven our school modality to strong year-over-year increases in all healthcare specialties.

In our physician and leadership solutions segment, demand has recovered and now exceeds pre-pandemic levels. We are seeing strong demand for locum tenens and interim leadership as well as for permanent physicians and leaders. In our locum tenens division, we have seen particularly high demand for certain specialties, such as anesthesiologists, certified registered nurse anesthetists and advanced practice clinicians. Longer term, we expect continued strong core demand resulting from an increased level of burnout and turnover of healthcare leadership roles.

In our technology and workforce solutions segment, our VMS technologies experienced increased utilization and revenue growth this year due to increased demand levels and elevated bill rates.

The utilization of our language services business continued to grow as healthcare utilization returned to a more normal level and with the increased need and importance of these services during the pandemic.

The demand for our recruitment process outsourcing increased in the second half of the year as clients look for solutions to help address the increased labor shortages and the need to address vacancies in their permanent roles. We expect this increased demand to continue in the current constrained labor market.

As our businesses have continued to grow, we have increased our sales and operations workforce to support our clients and healthcare professionals. We have also increased spending to support our current team members and retain talent.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The acquisitions during 2021, 2020 and 2019 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.1	66.9	66.5
Gross profit	32.9	33.1	33.5
Selling, general and administrative	18.3	23.0	22.9
Depreciation and amortization	2.6	3.9	2.6
Income from operations	12.0	6.2	8.0
Interest expense, net, and other	0.9	2.4	1.3
Income before income taxes	11.1	3.8	6.7
Income tax expense	2.9	0.8	1.6
Net income	8.2%	3.0%	5.1%

Comparison of Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Revenue. Revenue increased 66% to $3,984.2 million for 2021 from $2,393.7 million for 2020, primarily attributable to higher organic revenue across our segments along with additional revenue of $23.4 million from our Stratus Video, Synzi and SnapMD acquisitions.

Nurse and allied solutions segment revenue increased 76% to $2,990.1 million for 2021 from $1,699.3 million for 2020. The $1,290.8 million increase was primarily attributable to an approximately 31% increase in the average bill rate, a 28% increase in the average number of travelers on assignment, a 2% increase in billable hours, and an approximately $103.0 million increase in labor disruption revenue during the year ended December 31, 2021.
Physician and leadership solutions segment revenue increased 27% to $594.2 million for 2021 from $466.6 million for 2020. The $127.6 million increase was attributable to growth across businesses within the segment. Revenue in our locum tenens business grew approximately 27% during 2021 due to a 20% increase in the number of days filled and a 6% increase in the revenue per day filled. This growth was driven by a return in core demand and volume as well as COVID-19 project work. Our interim leadership business experienced an approximately 30% growth, while our physician permanent placement and executive search businesses grew 22% during 2021.
Technology and workforce solutions segment revenue increased 76% to $399.9 million for 2021 from $227.8 million for 2020. The $172.1 million increase was primarily attributable to organic growth within our VMS, language services, and outsourced solutions businesses along with additional revenue of $23.4 million from our Stratus Video, Synzi and SnapMD acquisitions during 2021. Revenue growth for our language services and VMS businesses was 56% and 113%, respectively, during 2021.
For 2021 and 2020, revenue under our MSP arrangements comprised approximately 56% and 50% of our consolidated revenue, 71% and 65% for nurse and allied solutions segment revenue, 15% and 17% for physician and leadership solutions segment revenue, and 2% and less than 1% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 65% to $1,309.6 million for 2021 from $791.8 million for 2020, representing gross margins of 32.9% and 33.1%, respectively. The decline in in consolidated gross margin for the year ended December 31, 2021 was primarily due to (1) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, which was partially offset by higher revenue in our technology and workforce solutions segment, and (2) a lower margin in our physician and leadership solutions segment driven by a change in sales mix within the segment due to higher revenue in our locum tenens and interim leadership businesses. Gross margin by reportable segment for 2021 and 2020 was 27.4% and 27.4% for nurse and allied solutions, 35.8% and 36.7% for physician and leadership solutions, and 69.4% and 67.9% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $730.5 million, representing 18.3% of revenue, for 2021, as compared to $549.7 million, representing 23.0% of revenue, for 2020. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth. The overall increase was partially offset by a $30.5 million decrease related to acquisition, integration, changes in the fair value of contingent consideration liabilities from acquisitions, restructuring, and certain legal expenses, which was primarily due to a $20.0 million increase in legal accruals during the fourth quarter of 2020. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2021	2020
Nurse and allied solutions	$358,092	$233,564
Physician and leadership solutions	131,228	109,117
Technology and workforce solutions	92,498	62,959
Unallocated corporate overhead	123,416	123,642
Share-based compensation	25,217	20,465
	$730,451	$549,747
Depreciation and Amortization Expenses. Amortization expense decreased 1% to $63.0 million for 2021 from $63.8 million for 2020, primarily attributable to the reduction of useful lives of certain tradename intangible assets during the third quarter of 2020, which was partially offset by additional amortization expenses related to the intangible assets acquired in the Stratus Video, Synzi and SnapMD acquisitions. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 32% to $38.1 million for 2021 from $28.9 million for 2020, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal systems. Additionally, $2.5 million and $1.4 million of depreciation expense for our language services business is included in cost of revenue for 2021 and 2020, respectively.

Interest Expense, Net, and Other. Interest expense, net, and other, was $34.1 million for 2021 as compared to $57.7 million for 2020. The decrease is primarily due to (1) a $8.3 million premium payment associated with the redemption of the 5.125% senior notes due 2024 (the “2024 Notes”) in the fourth quarter of 2020, (2) a $6.7 million gain related to the change in fair value of an equity investment during 2021, (3) $5.0 million of write-offs of unamortized financing fees during 2020, and (4) a lower average debt outstanding balance during 2021, which resulted from repayments of the Credit Facilities (as defined below in this Item 7). The overall decrease was partially offset by a higher weighted average interest rate during 2021, which was primarily due to the issuances of higher interest bearing senior notes during the third and fourth quarters of 2020.
Income Tax Expense. Income tax expense was $116.5 million for 2021 as compared to $20.9 million for 2020, reflecting effective income tax rates of 26.3% and 22.8% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of discrete tax benefits of $3.4 million and $4.7 million in relation to income before income taxes of $443.9 million and $91.5 million for 2021 and 2020, respectively. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

Comparison of Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019
We describe in detail the comparison of results for the years ended December 31, 2020 and 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2020 to the Year Ended December 31, 2019” of our 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$305,356	$256,826	$224,862
Net cash used in investing activities	(107,402)	(538,172)	(291,824)
Net cash provided by (used in) financing activities	(34,895)	211,486	136,599
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
At December 31, 2021, (1) no amount was drawn with $378.6 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 2027 Notes (as defined below) outstanding equaled $500.0 million, and (3) the aggregate principal amount of our 2029 Notes (as defined below) outstanding equaled $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”
At December 31, 2021, the total of our contractual obligations under operating leases with initial terms in excess of one year was $25.7 million. We describe in further detail our operating lease arrangements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases.” We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement, Note (6), Balance Sheet Details, Note (7), Income Taxes, and Note (12), Commitments and Contingencies.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.”
We believe that cash generated from operations and available borrowings under our Senior Credit Facility will be sufficient to fund our operations and liquidity requirements, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under our Senior Credit Facility, or other borrowings under our Amended Credit Agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for 2021, 2020 and 2019 was $305.4 million, $256.8 million and $224.9 million, respectively. The increase in net cash provided by operating activities for 2021 from 2020 was primarily attributable to (1) an increase in net income excluding non-cash expenses of $259.2 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) an increase in accounts payable and accrued expenses between periods of $250.6 million primarily due to an increase in associate vendor usage and timing of payments, (3) an increase in accrued compensation and benefits between periods of $103.4 million primarily due to increases in pay rates, billable hours, and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits, and (4) an increase in other liabilities between periods of $81.0 million primarily due to an increase of client deposits related to labor disruption services, which was partially offset by (a) our election in the prior year to defer employer payroll taxes in accordance with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) of which half was paid during the fourth quarter of 2021, (b) the payment of a lease termination fee during the third quarter of 2021, and (c) an increase in accruals established in connection with a legal matter during 2020. The overall increase in net cash provided by operating activities was partially offset by (1) an increase in accounts receivable and subcontractor receivables between periods of $576.7 million due to a higher average receivables balance in the current year, which was due to increases in revenue and associate vendor usage along with timing of collections and (2) increases in prepaid expenses and other current assets between periods of $57.4 million and $24.3 million, respectively, primarily due to prepayments and refunds owed to us by third-party vendors related to labor disruption services. Our Days Sales Outstanding was 53 and 55 days at December 31, 2021 and December 31, 2020, respectively.

Investing Activities

Net cash used in investing activities for 2021, 2020 and 2019 was $107.4 million, $538.2 million and $291.8 million, respectively. The year-over-year decrease from 2020 to 2021 in net cash used in investing activities was primarily attributable to (1) $41.3 million used for acquisitions in 2021 as compared to $476.5 million in 2020 and (2) a net purchase of restricted investments of $3.1 million during 2021 as compared to a net purchase of $15.5 million during 2020. In addition, capital expenditures were $53.6 million, $37.7 million and $35.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our capital expenditures in recent years were primarily related to information technology investments to support our total talent solutions initiatives and efforts to optimize our internal systems.

Financing Activities

Net cash provided by (used in) financing activities for 2021, 2020 and 2019 was $(34.9) million, $211.5 million and $136.6 million, respectively. Net cash used in financing activities for 2021 was primarily due to (1) repayments of $70.0 million under the Senior Credit Facility and $21.9 million under the Additional Term Loan, (2) $7.2 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million of acquisition earn-out payments, partially offset by borrowings of $70.0 million under the Senior Credit Facility. Net cash provided by financing activities for 2020 was primarily due to (1) gross proceeds received in connection with the issuances of the New 2027 Notes (as defined below) and the 2029 Notes (as defined below) of $552.0 million and (2) borrowings of $245.0 million under the Senior Credit Facility (as defined below) and $250.0 million under the Additional Term Loan (as defined below), partially offset by (1) the repayments of $245.0 million under the Senior Credit Facility and $228.1 million under the Additional Term Loan, (2) $333.3 million of payments related to the redemption of the 2024 Notes, (3) $11.5 million of financing costs paid in connection with the Amended Credit Agreement (as defined below) and the issuances of the 2027 Notes and the 2029 Notes, (4) $10.6 million of acquisition earn-out payments, and (5) $6.9 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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
On February 14, 2020, we entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250.0 million secured term loan credit facility (the “Additional Term Loan” and, together with the Senior Credit Facility, the “Credit Facilities”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The Senior Credit Facility includes a $75.0 million sublimit for the issuance of letters of credit and a $75.0 million sublimit for swingline loans. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. During the first quarter of 2021, we paid off the remaining balance of our Additional Term Loan. The terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, are described in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

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

We used the proceeds from the issuance of the 2029 Notes, along with cash generated from operations, to (1) redeem all of our outstanding $325.0 million aggregate principal amount of 2024 Notes on November 4, 2020, (2) pay the associated redemption premium and all accrued and unpaid interest on the 2024 Notes, (3) repay $40.0 million under the Senior Credit Facility, and (4) pay fees and expenses related to the transaction during the fourth quarter of 2020.

Letters of Credit

At December 31, 2021, we maintained outstanding standby letters of credit totaling $23.6 million as collateral in relation to our workers compensation insurance agreements and a corporate office lease agreement. Of the $23.6 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $21.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2020 totaled $24.1 million.

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

Professional Liability Reserve

We determine the adequacy of our accrual for professional liability by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third-party administrators, and our independent actuarial studies. We obtain actuarial studies on a semi-annual basis to assist us in determining the adequacy of our accrual. For periods between the actuarial studies, we record accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history. Our accrual for professional liability includes provisions for estimated losses incurred but not yet reported (“IBNR”), as well as provisions for known claims. We determine the amount of estimated losses IBNR by following a detailed actuarial process that involves the use of assumptions that are primarily based upon historical loss experience, industry data and other actuarial assumptions. The ultimate settlements of our professional liability claims may vary significantly from our estimates if future changes in claim frequency or severity differ from historical trends and actuarial assumptions, which could have a material effect on our consolidated financial condition or results of operations.

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

Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. In assessing the probability of loss and the estimated amount, we consider the following factors, among others: (a) the nature of the matter and any related facts, circumstances and data; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) our experience, and the experience of other entities, in similar cases; (e) how we intend to respond to the matter; and (f) reasonable settlement values based on the foregoing factors. Significant judgment is required to determine both probability and the estimated amount. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We believe that the amount or estimable range of reasonably possible loss beyond the accruals that we have established, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2021. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2021, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2021. During 2021, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Professional Liability Reserve
As discussed in Note 1(j) and 6 to the consolidated financial statements, the Company determines their professional liability accrual by evaluating historical experience, trends, loss reserves, and actuarial studies. As of December 31, 2021, the Company recorded professional liability reserves totaling $41,671 thousand.
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

San Diego, California
February 24, 2022

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$180,928	$29,213
Accounts receivable, net of allowances of $6,838 and $7,043 at December 31, 2021 and 2020, respectively	789,131	376,099
Accounts receivable, subcontractor	239,719	73,985
Prepaid expenses	72,460	13,629
Other current assets	66,830	40,809
Total current assets	1,349,068	533,735
Restricted cash, cash equivalents and investments	64,482	61,347
Fixed assets, net of accumulated depreciation of $189,954 and $161,752 at December 31, 2021 and 2020, respectively	127,114	116,174
Operating lease right-of-use assets	27,771	77,735
Other assets	156,670	135,120
Goodwill	892,341	864,485
Intangible assets, net of accumulated amortization of $278,249 and $215,234 at December 31, 2021 and 2020, respectively	514,460	564,911
Total assets	$3,131,906	$2,353,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$425,257	$167,881
Accrued compensation and benefits	354,381	213,414
Current portion of notes payable	—	4,688
Current portion of operating lease liabilities	11,383	15,032
Deferred revenue	15,950	11,004
Other current liabilities	162,419	10,938
Total current liabilities	969,390	422,957
Notes payable, net of unamortized fees and premium	842,322	857,961
Deferred income taxes, net	47,814	67,205
Operating lease liabilities	13,364	77,800
Other long-term liabilities	96,989	107,907
Total liabilities	1,969,879	1,533,830
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 49,849 issued and 47,263 outstanding at December 31, 2021 and 49,614 issued and 47,053 outstanding at December 31, 2020	498	496
Additional paid-in capital	486,709	468,726
Treasury stock, at cost; 2,586 and 2,561 shares at December 31, 2021 and 2020, respectively	(121,831)	(119,143)
Retained earnings	796,946	469,558
Accumulated other comprehensive income (loss)	(295)	40
Total stockholders’ equity	1,162,027	819,677
Total liabilities and stockholders’ equity	$3,131,906	$2,353,507
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$3,984,235	$2,393,714	$2,222,107
Cost of revenue	2,674,634	1,601,936	1,478,642
Gross profit	1,309,601	791,778	743,465
Operating expenses:
Selling, general and administrative	730,451	549,747	508,030
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	101,152	92,766	58,520
Total operating expenses	831,603	642,513	566,550
Income from operations	477,998	149,265	176,915
Interest expense, net, and other	34,077	57,742	28,427
Income before income taxes	443,921	91,523	148,488
Income tax expense	116,533	20,858	34,500
Net income	$327,388	$70,665	$113,988

Other comprehensive income (loss):
Foreign currency translation and other	(335)	(112)	1
Other comprehensive income (loss)	(335)	(112)	1

Comprehensive income	$327,053	$70,553	$113,989

Net income per common share:
Basic	$6.87	$1.49	$2.44
Diluted	$6.81	$1.48	$2.40
Weighted average common shares outstanding:
Basic	47,685	47,424	46,704
Diluted	48,045	47,690	47,593

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2018	48,809	$488	$452,730	(2,166)	$(100,438)	$286,059	$151	$638,990
Repurchase of common stock into treasury	—	—	—	(395)	(18,705)	—	—	(18,705)
Equity awards vested and exercised, net of shares withheld for payroll taxes	474	5	(13,778)	—	—	—	—	(13,773)
Share-based compensation	—	—	16,241	—	—	—	—	16,241
Comprehensive income	—	—	—	—	—	113,988	1	113,989
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for payroll taxes	331	3	(6,932)	—	—	—	—	(6,929)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	20,465	—	—	—	—	20,465
Comprehensive income (loss)	—	—	—	—	—	70,665	(112)	70,553
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Repurchase of common stock into treasury	—	—	—	(25)	(2,688)	—	—	(2,688)
Equity awards vested and exercised, net of shares withheld for payroll taxes	235	2	(7,234)	—	—	—	—	(7,232)
Share-based compensation	—	—	25,217	—	—	—	—	25,217
Comprehensive income (loss)	—	—	—	—	—	327,388	(335)	327,053
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$327,388	$70,665	$113,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	103,697	94,187	58,520
Non-cash interest expense and other	(4,067)	4,349	1,984
Write-off of fees on credit facilities and senior notes	158	4,956	594
Change in fair value of contingent consideration	—	4,900	7,178
Increase in allowance for credit losses and sales credits	6,263	6,535	6,275
Provision for deferred income taxes	(16,287)	(21,628)	913
Share-based compensation	25,217	20,465	16,241
Net loss on deferred compensation balances	20	1,646	—
Loss on disposal or sale of fixed assets	2,707	4,322	484
Amortization of discount on investments	(52)	(109)	(298)
Non-cash lease expense	3,806	(589)	5
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(419,533)	(7,338)	28,278
Accounts receivable, subcontractor	(165,734)	(1,271)	(22,571)
Income taxes receivable	6,591	(412)	(4,464)
Prepaid expenses	(58,788)	(1,342)	774
Other current assets	(21,999)	2,322	2,847
Other assets	3,262	3,220	(12,751)
Accounts payable and accrued expenses	256,118	5,562	1,925
Accrued compensation and benefits	129,235	25,856	32,758
Other liabilities	122,685	41,640	(6,090)
Deferred revenue	4,320	(1,119)	(1,806)
Restricted investments balance	349	9	78
Net cash provided by operating activities	305,356	256,826	224,862
Cash flows from investing activities:
Purchase and development of fixed assets	(53,573)	(37,702)	(35,218)
Purchase of investments	(60,719)	(48,311)	(26,309)
Proceeds from sale and maturity of investments	57,660	32,800	32,135
Purchase of equity investments	(500)	—	—
Proceeds from sale of equity investment	78	527	—
Purchase of convertible promissory notes	—	(490)	(779)
Payments to fund deferred compensation plan	(7,565)	(7,171)	(12,507)
Cash paid for initial direct costs	(1,429)	—	—
Cash paid for acquisitions, net of cash and restricted cash received	(41,264)	(476,491)	(247,906)
Cash paid for other intangibles	(90)	(1,400)	(1,240)
Cash received for working capital adjustments for prior year acquisitions	—	66	—
Net cash used in investing activities	(107,402)	(538,172)	(291,824)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Payments on term loans	(21,875)	(228,125)	(150,000)
Proceeds from term loans	—	250,000	150,000
Payments on revolving credit facility	(70,000)	(245,000)	(221,000)
Proceeds from revolving credit facility	70,000	245,000	101,000
Proceeds from senior notes	—	552,000	300,000
Redemption of senior notes	—	(333,330)	—
Repurchase of common stock	(2,688)	—	(18,705)
Payment of financing costs	—	(11,508)	(5,223)
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	(3,100)	(10,622)	(5,700)
Cash paid for shares withheld for taxes	(7,232)	(6,929)	(13,773)
Net cash provided by (used in) financing activities	(34,895)	211,486	136,599
Effect of exchange rate changes on cash	(335)	(112)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	162,724	(69,972)	69,638
Cash, cash equivalents and restricted cash at beginning of year	83,990	153,962	84,324
Cash, cash equivalents and restricted cash at end of year	$246,714	$83,990	$153,962

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$39,865	$20,052	$17,817
Cash paid for interest (net of $349, $389 and $536 capitalized in 2021, 2020 and 2019, respectively)	$38,085	$22,652	$23,730
Cash paid for income taxes	$106,379	$46,258	$37,747
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$1,906	$35,733	$29,660
Goodwill	27,193	268,971	157,036
Intangible assets	12,440	228,000	107,580
Liabilities assumed	(275)	(56,213)	(31,148)
Contingent consideration liabilities	—	—	(15,222)
Net cash paid for acquisitions	$41,264	$476,491	$247,906
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,719	$3,103	$2,301
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
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

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and indefinite-lived intangible assets, professional liability reserve, contingent liabilities such as legal accruals, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. The impact of the novel coronavirus (COVID-19) pandemic did not have a material effect on the Company’s estimates as of December 31, 2021.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds, commercial paper and other highly liquid investments. See Note (3), “Fair Value Measurement” for additional information.

(e) Restricted Cash, Cash Equivalents and Investments

Restricted cash and cash equivalents primarily includes cash, corporate bonds and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (3), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and related notes to the amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$180,928	$29,213
Restricted cash and cash equivalents (included in other current assets)	29,262	18,626
Restricted cash, cash equivalents and investments	64,482	61,347
Total cash, cash equivalents and restricted cash and investments	274,672	109,186
Less restricted investments	(27,958)	(25,196)
Total cash, cash equivalents and restricted cash	$246,714	$83,990
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

(g) Leases

The Company recognizes operating lease right-of-use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to not separate lease and non-lease components for all leases that qualify and uses its incremental borrowing rate as the discount rate to measure its lease liabilities. The incremental borrowing rate is determined for each operating lease based on the Company’s borrowing capabilities over a similar term of the lease arrangement, which is estimated by utilizing the Company’s credit rating and the effects of full collateralization. Lease expense is recognized on a straight-line basis over the lease term.

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

(i) Intangible Assets

Intangible assets consist of identifiable intangible assets acquired through acquisitions, which include tradenames and trademarks, customer relationships, staffing databases, developed technology and non-compete agreements. The fair value of identifiable intangible assets are determined using either the income approach (relief-from-royalty method or multi-period excess earnings method) or the cost approach (replacement cost method). The Company amortizes intangible assets, other than those with an indefinite life, using the straight-line method over their useful lives. The Company amortizes non-compete agreements using the straight-line method over the lives of the related agreements. The Company reviews for impairment intangible assets with estimable useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company does not amortize indefinite-lived intangible assets and instead reviews them for impairment annually. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for an indefinite-lived intangible asset, the Company compares its fair value with its carrying amount. If the carrying amount exceeds the fair value, the Company records the excess as an impairment loss.
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

The Company maintains legacy liabilities related to its self-insured retention portion of both the workers compensation and locum tenens business professional liability in its captive insurance subsidiary. These legacy liabilities follow the same accounting policies as described in the paragraphs above.

(k) Revenue Recognition
Revenue primarily consists of fees earned from the temporary staffing and permanent placement of healthcare professionals, executives, and leaders (clinical and operational). The Company also generates revenue from technology-enabled services, including language interpretation and vendor management systems, and talent planning and acquisition services, including recruitment process outsourcing. The Company recognizes revenue when control of its services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those services. Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs under MSP arrangements are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. When the Company uses subcontractors and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and recruitment process outsourcing services is recognized as the services are rendered. Depending on the arrangement, the Company’s technology-enabled service revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period. See additional information below regarding the Company’s revenue disaggregated by service type.
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by the type of customer and the services rendered, the term between invoicing and when payment is due is not significant. During the years ended December 31, 2021 and 2020, previously deferred revenue recognized as revenue was $10,660 and $11,729, respectively.
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2021	2020
Balance as of January 1,	$7,043	$3,332
Adoption of the credit loss standard, cumulative-effect adjustment to retained earnings	—	1,334
Provision for expected credit losses	1,206	4,428
Amounts written off charged against the allowance	(1,411)	(2,051)
Balance as of December 31,	$6,838	$7,043

(m) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 17%, 14% and 13% of the consolidated revenue of the Company for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.
The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, cash equivalents and restricted cash equivalents and investment balances may be invested in non-federally insured money market funds, commercial paper and corporate bonds. As of December 31, 2021 and 2020, there were $274,672 and $109,186, respectively, of cash, cash equivalents and restricted cash, cash equivalents and investments, a portion of which was invested in non-federally insured money market funds, commercial paper and corporate bonds. See Note (3), “Fair Value Measurement,” for additional information.

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

(q) Net Income per Common Share
Share-based awards to purchase 33, 41 and 43 shares of common stock for the years ended December 31, 2021, 2020 and 2019, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2021, 2020 and 2019, respectively:

	Years Ended December 31,
	2021	2020	2019
Net income	$327,388	$70,665	$113,988

Net income per common share - basic	$6.87	$1.49	$2.44
Net income per common share - diluted	$6.81	$1.48	$2.40

Weighted average common shares outstanding - basic	47,685	47,424	46,704
Plus dilutive effect of potential common shares	360	266	889
Weighted average common shares outstanding - diluted	48,045	47,690	47,593

(r) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. Effective March 8, 2020, the Company modified its reportable segments. The Company previously utilized three reportable segments, which it identified as follows: (1) nurse and allied solutions, (2) locum tenens solutions, and (3) other workforce solutions. In light of the Company’s recent acquisitions and organizational changes to better align its organizational structure with its strategy and operations, the Company’s management reorganized its reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2020, the Company has disclosed the following three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing, rapid response nurse staffing and labor disruption, allied staffing, local staffing, and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, telehealth, credentialing, and outsourced solutions businesses.
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

The following table, which includes reclassified amounts for the year ended December 31, 2019 to conform to the new segment reporting structure, provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2021	2020	2019
Revenue
Nurse and allied solutions	$2,990,103	$1,699,311	$1,562,588
Physician and leadership solutions	594,243	466,622	562,762
Technology and workforce solutions	399,889	227,781	96,757
	$3,984,235	$2,393,714	$2,222,107
Segment operating income
Nurse and allied solutions	$461,311	$232,005	$219,862
Physician and leadership solutions	81,439	62,342	71,378
Technology and workforce solutions	187,578	93,212	43,899
	730,328	387,559	335,139
Unallocated corporate overhead	123,416	123,642	83,463
Depreciation and amortization	101,152	92,766	58,520
Depreciation (included in cost of revenue)	2,545	1,421	—
Share-based compensation	25,217	20,465	16,241
Interest expense, net, and other	34,077	57,742	28,427
Income before income taxes	$443,921	$91,523	$148,488

The following tables present the Company’s revenue disaggregated by service type:

	Year Ended December 31, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,168,507	$—	$—	$2,168,507
Labor disruption services	110,520	—	—	110,520
Local staffing	124,977	—	—	124,977
Allied staffing	586,099	—	—	586,099
Locum tenens staffing	—	352,650	—	352,650
Interim leadership staffing	—	170,236	—	170,236
Temporary staffing	2,990,103	522,886	—	3,512,989
Permanent placement	—	71,357	—	71,357
Language services	—	—	180,891	180,891
Vendor management systems	—	—	148,532	148,532
Other technologies	—	—	29,043	29,043
Technology-enabled services	—	—	358,466	358,466
Talent planning and acquisition	—	—	41,423	41,423
Total revenue	$2,990,103	$594,243	$399,889	$3,984,235

	Year Ended December 31, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,230,396	$—	$—	$1,230,396
Labor disruption services	7,137	—	—	7,137
Local staffing	53,218	—	—	53,218
Allied staffing	408,560	—	—	408,560
Locum tenens staffing	—	277,428	—	277,428
Interim leadership staffing	—	130,800	—	130,800
Temporary staffing	1,699,311	408,228	—	2,107,539
Permanent placement	—	58,394	—	58,394
Language services	—	—	116,054	116,054
Vendor management systems	—	—	69,756	69,756
Other technologies	—	—	23,557	23,557
Technology-enabled services	—	—	209,367	209,367
Talent planning and acquisition	—	—	18,414	18,414
Total revenue	$1,699,311	$466,622	$227,781	$2,393,714

	Year Ended December 31, 2019
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,011,336	$—	$—	$1,011,336
Labor disruption services	36,371	—	—	36,371
Local staffing	49,049	—	—	49,049
Allied staffing	465,832	—	—	465,832
Locum tenens staffing	—	324,654	—	324,654
Interim leadership staffing	—	158,330	—	158,330
Temporary staffing	1,562,588	482,984	—	2,045,572
Permanent placement	—	79,778	—	79,778
Vendor management systems	—	—	59,026	59,026
Other technologies	—	—	21,635	21,635
Technology-enabled services	—	—	80,661	80,661
Talent planning and acquisition	—	—	16,096	16,096
Total revenue	$1,562,588	$562,762	$96,757	$2,222,107

(s) Recently Adopted Accounting Pronouncements
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

(2) Acquisitions
As set forth below, the Company completed five acquisitions from January 1, 2019 through December 31, 2021. The Company accounted for each acquisition using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2021. The allocations will continue to be updated through the measurement period, if necessary. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
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

The preliminary allocation of the $42,148 purchase price, which was reduced by the final working capital settlement, consisted of (1) $2,790 of fair value of tangible assets acquired, which included $884 cash received, (2) $275 of liabilities assumed, (3) $12,440 of identified intangible assets, and (4) $27,193 of goodwill, of which $6,044 is deductible for tax purposes. The provisional items pending finalization are income tax related matters and the assessment of additional information related to determining the fair value of certain assets acquired and liabilities assumed. The fair value of intangible assets primarily includes $10,890 of developed technology and $1,220 of trademarks with a weighted average useful life of approximately seven years.
Stratus Video Acquisition
On February 14, 2020, the Company completed its acquisition of Stratus Video, a remote video interpreting company that provides healthcare interpretation via remote video, over the phone, and onsite in-person, all supported by proprietary technology platforms. The initial purchase price of $485,568 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through (1) borrowings under the Company’s $400,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under a credit agreement (the “New Credit Agreement”), and (2) the Second Amendment (as defined in Note (8) below) to the New Credit Agreement, which provided $250,000 of additional available borrowings to the Company. The Senior Credit Facility, New Credit Agreement and Second Amendment are more fully described in Note (8), “Notes Payable and Credit Agreement.” The results of Stratus Video have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2020, an additional $99 of cash consideration was paid to the selling shareholders in respect of the final working capital settlement. The Company incurred $11,467 of acquisition-related costs during the year ended December 31, 2020 as a result of its acquisition of Stratus Video.
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
	$228,000
During the third quarter of 2020, the Company revised the estimated useful lives for the tradenames and trademarks intangible assets as a result of its plan to rebrand the language interpretation business. Based on this change in circumstances since the date of acquisition, the Company determined that the remaining useful lives of the assets are five years and is amortizing the remaining value on a straight-line basis over the remaining useful life. The Company will continue to evaluate the remaining useful lives of other intangible assets impacted by its brand consolidation efforts.
Approximately $116,054 of revenue and $20,164 of income before income taxes of Stratus Video were included in the consolidated statement of comprehensive income for the year ended December 31, 2020.
Pro Forma Financial Information (Unaudited)
The following summary presents unaudited pro forma consolidated results of operations of the Company as if the acquisitions of Stratus Video and Advanced (as defined below) had occurred on January 1, 2019, which gives effect to certain adjustments, including acquisition-related costs of $25,311, of which $14,468 was reclassified from the year ended December 31, 2020, amortization of intangible assets of $15,014, and interest expense of $6,722 for the year ended December 31, 2019. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

	Years Ended December 31,
	2020	2019
Revenue	$2,407,586	$2,383,405
Income from operations	165,196	145,069
Net income	81,422	85,154
b4health Acquisition
On December 19, 2019, the Company completed its acquisition of B4Health, LLC (“b4health”), an innovative technology company and a leading provider of a web-based internal float pool management solution and vendor management system for healthcare facilities. The initial purchase price of $23,006 included (1) $19,906 cash consideration paid upon acquisition and (2) contingent consideration (earn-out payment) of up to $12,000 with an estimated fair value of $3,100 as of the acquisition date. The contingent earn-out payment is based on the operating results of b4health for the twelve months ending December 31, 2020, which was settled in full during the first quarter of 2021. The results of b4health have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the first quarter of 2020, $66 was returned to the Company in respect of the final working capital settlement.
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
Advanced Acquisition
On June 14, 2019, the Company completed its acquisition of Advanced Medical Personnel Services, Inc. (“Advanced”), a national healthcare staffing company that specializes in placing therapists and nurses across multiple settings. The initial purchase price of $211,743 included (1) $201,121 cash consideration paid upon acquisition and (2) contingent consideration (earn-out payment) of up to $20,000 with an estimated fair value of $10,622 as of the acquisition date. The contingent earn-out payment is based on the operating results of Advanced for the twelve months ending December 31, 2019, which was settled in full during the first quarter of 2020. The acquisition was funded primarily through (1) borrowings under the Senior Credit Facility and (2) the First Amendment (as defined in Note (8) below) to the New Credit Agreement, which provided $150,000 of additional available borrowings to the Company. The results of Advanced have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the third quarter of 2019, an additional $73 of cash consideration was paid to the selling shareholders in respect of the final working capital settlement.
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
	$91,700

Silversheet Acquisition
On January 30, 2019, the Company completed its acquisition of Silversheet, Inc. (“Silversheet”), which provides innovative software and services to reduce the complexities and challenges of the credentialing process for clinicians and healthcare organizations. The initial purchase price of $31,676 included (1) $30,176 cash consideration paid upon acquisition, funded primarily through borrowings under the Senior Credit Facility, and (2) contingent consideration (earn-out payment) of up to $25,000 with an estimated fair value of $1,500 as of the acquisition date. The contingent earn-out payment is based on (A) up to $6,000 based on the operating results of Silversheet for the twelve months ending December 31, 2019, which resulted in no earn-out payment, and (B) up to $19,000 based on the operating results of Silversheet for the twelve months ending December 31, 2020, which resulted in no earn-out payment. The results of Silversheet have been included in the Company’s technology and workforce solutions segment since the date of acquisition.
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

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The Company’s cash equivalents also include commercial paper classified as Level 2 in the fair value hierarchy. Of the $80,596 commercial paper issued and outstanding as of December 31, 2021, none had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2020, the Company had $58,345 commercial paper issued and outstanding, of which $25,196 had original maturities greater than three months and were considered available-for-sale securities.

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company also include corporate bonds that are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. Of the $29,159 corporate bonds issued and outstanding as of December 31, 2021, $27,958 had original maturities greater than three months, which were considered available-for-sale securities. The Company did not have corporate bonds as of December 31, 2020.

The fair value of our available-for-sale securities as of December 31, 2021, by remaining contractual maturities, are presented in the following table:

Fair Value
Due in one year or less	$5,528
Due after one year through five years	22,430
$27,958

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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2021
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$91,454	$91,454	$—	$—
Deferred compensation	(119,617)	(119,617)	—	—
Corporate bonds	29,159	—	29,159	—
Commercial paper	80,596	—	80,596	—

	Fair Value Measurements as of December 31, 2020
Assets (Liabilities)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,198	$2,198	$—	$—
Deferred compensation	(97,184)	(97,184)	—	—
Commercial paper	58,345	—	58,345	—
Acquisition contingent consideration liabilities	(8,000)	—	—	(8,000)
Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2021	2020
Balance as of January 1,	$(8,000)	$(23,100)
Settlement of Advanced contingent consideration liability for year ended December 31, 2019	—	20,000
Settlement of b4health contingent consideration liability for year ended December 31, 2020	8,000	—
Change in fair value of contingent consideration liability from b4health acquisition	—	(4,900)
Balance as of December 31,	$—	$(8,000)

As of December 31, 2020, the fair value measurement of contingent consideration liability for b4health was based on actual operating results of the acquired company.

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity investments.

The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever events or changes in circumstances indicate that it is more likely than not that an impairment exists. The Company determines the fair value of its reporting units based on a combination of inputs, including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs.
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the consolidated statements of comprehensive income. The balance of the equity investment was $22,633 and $15,449 as of December 31, 2021 and 2020, respectively.

There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three years ended December 31, 2021 requiring such measurements.
Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 2027 Notes (as defined in Note (8) below) and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes and the 2029 Notes, which are more fully described in Note (8), “Notes Payable and Credit Agreement,” are presented in the following table:

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	500,000	517,500	500,000	521,250
2029 Notes	350,000	353,500	350,000	357,000
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets
As of December 31, 2021 and 2020, the Company had the following acquired intangible assets:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$36,836	$(19,857)	$16,979	$36,836	$(16,706)	$20,130
Customer relationships	445,169	(150,255)	294,914	444,839	(122,105)	322,734
Tradenames and trademarks	256,889	(81,522)	175,367	166,269	(58,299)	107,970
Non-compete agreements	6,495	(4,621)	1,874	6,371	(3,402)	2,969
Acquired technology	47,320	(21,994)	25,326	36,430	(14,722)	21,708
	$792,709	$(278,249)	$514,460	$690,745	$(215,234)	$475,511
Intangible assets not subject to amortization:
Tradenames and trademarks			$—			$89,400
			$514,460			$564,911

As a result of recent developments in its brand consolidation efforts, the Company reassessed the useful lives of its tradenames and trademarks intangible assets during the fourth quarter of 2021. This assessment included tradenames and trademarks related to the Company's locums tenens, interim leadership, local staffing, physician permanent placement, allied, and VMS businesses. As a result, the Company concluded (a) that the useful lives for $89,400 of tradenames and trademarks that were previously not subject to amortization were no longer considered to be indefinite and (b) to revise the estimated useful lives for $19,766 of tradenames and trademarks. Prior to assigning useful lives to the previously indefinite-lived intangible assets, the Company tested the assets for impairment, concluding that they were not impaired. Effective December 31, 2021, these tradenames and trademarks intangible assets were assigned a weighted average useful life of approximately six years and the Company will amortize their carrying values on a straight-line basis over the remaining useful lives.

Aggregate amortization expense for intangible assets was $63,015 and $63,817 for the years ended December 31, 2021 and 2020, respectively. Based on the current amount of intangibles subject to amortization, the estimated future amortization expense as of December 31, 2021 is as follows:

Amount
Year ending December 31, 2022	$79,001
Year ending December 31, 2023	77,333
Year ending December 31, 2024	70,783
Year ending December 31, 2025	57,772
Year ending December 31, 2026	48,050
Thereafter	181,521
$514,460
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
The following table, which includes reclassified prior period amounts to conform to the new segment reporting structure, summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2020	$344,316	$163,348	$87,887	$595,551
Goodwill adjustment for Advanced acquisition	29	—	—	29
Goodwill adjustment for b4health acquisition	—	—	(66)	(66)
Goodwill from Stratus Video acquisition	—	—	268,971	268,971
Reallocation due to change in segments	(5,330)	(10,548)	15,878	—
Balance, December 31, 2020	339,015	152,800	372,670	864,485
Goodwill adjustment for Stratus Video acquisition	—	—	663	663
Goodwill from Synzi and SnapMD acquisition	—	—	27,193	27,193
Balance, December 31, 2021	$339,015	$152,800	$400,526	$892,341
Accumulated impairment loss as of December 31, 2020 and 2021	$154,444	$60,495	$—	$214,939

(5) Leases

The Company leases certain office facilities, data centers, and equipment under various operating leases. The Company’s short-term leases (with initial lease terms of 12 months or less) are primarily related to housing arrangements for healthcare professionals on assignment. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Certain leases also include options to terminate the leases within 2 years.

During the third quarter of 2021, the Company entered into an arrangement to terminate the lease agreement (as amended to date) for its office space in San Diego. The termination will occur in two phases: the first phase terminates the Company’s right to use certain floors effective February 28, 2022 and the second phase reduces the remaining lease term to December 31, 2024 from its original termination date of July 31, 2027. As a result of the arrangement, which was accounted for as a modification, the Company paid a termination fee of $17,000, remeasured the lease liability using its incremental borrowing rate as the discount rate, and recorded decreases to its operating lease liabilities and right-of-use assets of $27,340 during the third quarter of 2021. Prior to the modification, the total remaining lease payments for this office lease were $62,487. Under the modified lease terms, the total remaining lease payments (excluding the termination fee paid during the third quarter of 2021) were $9,564 as of the modification date.

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$23,495	$20,176	$18,725
Short-term lease cost	6,056	8,702	20,112
Variable and other lease cost	2,485	2,526	2,880
Net lease cost	$32,036	$31,404	$41,717

The maturities of lease liabilities as of December 31, 2021 were as follows:

Operating Leases
Years ending December 31,
2022	$11,867
2023	6,468
2024	5,348
2025	1,876
2026	112
Thereafter	—
Total lease payments	25,671
Less imputed interest	(924)
Present value of lease liabilities	$24,747

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities (operating cash flows)	$39,865	$20,052	$17,817

The weighted average remaining lease term and discount rate as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Weighted average remaining lease term	3 years	6 years
Weighted average discount rate	2.6%	4.8%

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows:

	December 31,
	2021	2020
Other current assets:
Restricted cash and cash equivalents	$29,262	$18,626
Other	37,568	22,183
Other current assets	$66,830	$40,809

Prepaid expenses:
Prepaid payroll deposits	$60,014	$—
Other	12,446	13,629
Current assets	$72,460	$13,629

Fixed assets:
Furniture and equipment	$43,134	$47,355
Software	265,137	220,971
Leasehold improvements	8,797	9,600
	317,068	277,926
Accumulated depreciation	(189,954)	(161,752)
Fixed assets, net	$127,114	$116,174

Accounts payable and accrued expenses:
Trade accounts payable	$77,325	$28,089
Subcontractor payable	261,689	79,364
Accrued expenses	61,220	37,849
Loss contingencies	10,400	7,613
Professional liability reserve	7,127	8,897
Other	7,496	6,069
Accounts payable and accrued expenses	$425,257	$167,881

Accrued compensation and benefits:
Accrued payroll	$98,817	$59,721
Accrued bonuses and commissions	105,155	34,514
Accrued travel expense	3,058	1,998
Health insurance reserve	6,041	5,590
Workers compensation reserve	12,384	10,244
Deferred compensation	119,617	97,184
Other	9,309	4,163
Accrued compensation and benefits	$354,381	$213,414

Other current liabilities:
Income taxes payable	$21,162	$—
Acquisition related liabilities	—	8,000
Client deposits	141,102	1,636
Other	155	1,302
Other current liabilities	$162,419	$10,938

Other long-term liabilities:
Workers compensation reserve	$24,130	$20,930
Professional liability reserve	34,544	31,997
Unrecognized tax benefits	4,633	5,447
Other	33,682	49,533
Other long-term liabilities	$96,989	$107,907

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	Years Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$98,795	$32,673	$25,255
State	34,025	9,813	8,332
Total	132,820	42,486	33,587
Deferred income taxes:
Federal	(12,992)	(15,092)	625
State	(3,295)	(6,536)	288
Total	(16,287)	(21,628)	913
Provision for income taxes from operations	$116,533	$20,858	$34,500
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2021, 2020 and 2019 to pretax income from operations because of the effect of the following items during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Tax expense at federal statutory rate	$93,223	$19,220	$31,253
State taxes, net of federal benefit	23,990	4,161	6,810
Non-deductible expenses	—	3,621	3,840
Share-based compensation	(1,460)	(2,311)	(4,770)
Unrecognized tax benefit	(680)	(78)	(207)
Other, net	1,460	(3,755)	(2,426)
Income tax expense from operations	$116,533	$20,858	$34,500

Certain reclassifications have been made to the prior year’s presentation of deferred tax assets in order to conform to the current year presentation. There is no change to the prior year total deferred tax assets. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Stock compensation	$6,954	$6,198
Deferred compensation	30,513	24,604
Accrued bonus	24,636	7,607
Accrued payroll taxes	6,427	12,445
Accrued expenses	19,899	13,371
Operating lease liabilities	6,472	23,826
Net operating losses	8,815	9,557
Loss contingencies	8,528	6,459
Workers compensation insurance	6,476	4,814
Other	2,731	989
Total deferred tax assets	$121,451	$109,870
Deferred tax liabilities:
Intangibles	$(126,535)	$(126,833)
Fixed assets	(28,824)	(25,252)
Operating lease right-of-use assets	(7,269)	(19,933)
Other	(6,637)	(5,057)
Total deferred tax liabilities	$(169,265)	$(177,075)
Net deferred tax liabilities	$(47,814)	$(67,205)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2021 is $35,046, primarily related to the Stratus Video acquisition, which begins to expire by 2030. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2021 is $29,437, primarily related to the Stratus Video and Synzi acquisitions, which begins to expire by 2022. The Stratus Video and Synzi acquisitions are more fully described in Note (2), “Acquisitions.”
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Beginning balance of unrecognized tax benefits	$4,916	$4,937	$4,393
Additions based on tax positions related to the current year	504	667	588
Additions based on tax positions of prior years	—	255	990
Reductions for tax positions of prior years	(301)	—	—
Reductions due to lapse of applicable statute of limitation	(1,052)	(943)	(1,034)
Ending balance of unrecognized tax benefits	$4,067	$4,916	$4,937

At December 31, 2021, if recognized, approximately $3,936 net of $697 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $564, $530 and $493 of accrued interest related to unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively. The amount of interest expense recognized in 2021, 2020 and 2019 was $34, $37 and $26, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2021, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2018. Prior to the Company’s acquisition of Advanced, on June 14, 2019, Advanced was under an IRS audit for the years 2011-2013 for various payroll tax matters related to the treatment of certain non-taxable per diem allowances and travel benefits. This audit was completed and an assessment was issued for $8,300 in July 2018. The Company received a final determination from the IRS in November 2019 for $1,300. The Company is indemnified by Advanced for the potential contingent liability for all pre-acquisition open years. The Advanced acquisition is more fully described in Note (2), “Acquisitions.”

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

The Company deferred payment of the employer’s share of payroll taxes of $48,452. Approximately half of such taxes was paid during the fourth quarter of 2021, which was included in accrued compensation and benefits in the consolidated balance sheet as of December 31, 2020, and the other half is to be paid by the end of 2022, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets as of December 31, 2021 and 2020, respectively. The Company claimed an employee retention employment tax credit of $1,756.

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

On February 14, 2020, the Company entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250,000 secured term loan credit facility (the “Additional Term Loan”). The Second Amendment (together with the New Credit Agreement and the First Amendment, collectively, the “Amended Credit Agreement”) extended the maturity date of the Senior Credit Facility to be coterminous with the Additional Term Loan. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company. The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Stratus Video, as more fully described in Note (2), “Acquisitions.” The Company fully repaid all amounts under the Additional Term Loan in the first quarter of 2021.

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
Borrowings under the Senior Credit Facility (together with the Additional Term Loan, collectively, the “Credit Facilities”) bears interest at floating rates, at the Company’s option, based upon either LIBOR plus a spread of 1.00% to 1.75% or a base rate plus a spread of 0.00% to 0.75%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio (as calculated per the Amended Credit Agreement). The Additional Term Loan was subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The Senior Credit Facility, which includes a $75,000 sublimit for the issuance of letters of credit and a $75,000 sublimit for swingline loans, is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The maturity date of the Credit Facilities is February 14, 2025.

At December 31, 2021, with $21,408 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $378,592 of available credit under the Senior Credit Facility.

(b) The Company’s 4.625% Senior Notes Due 2027
On August 13, 2020, the Company completed the issuance of an additional $200,000 aggregate principal amount of 4.625% senior notes due 2027 (the “New 2027 Notes”), which were issued at a price of 101.000% of the aggregate principal amount. The New 2027 Notes were issued pursuant to the existing indenture, dated as of October 1, 2019, under which the Company previously issued $300,000 aggregate principal amount of 4.625% senior notes due 2027 (the “Existing 2027 Notes” and together with the New 2027 Notes, the “2027 Notes”). The New 2027 Notes will be treated as a single series with the Existing 2027 Notes and will have the same terms (other than issue price, issue date and the date from which interest accrues) as those of the Existing 2027 Notes. The 2027 Notes are unsecured obligations of the Company and the interest is fixed at 4.625% and payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2020 with respect to the New 2027 Notes. The aggregate principal amount of the 2027 Notes matures on October 1, 2027.
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

(c) The Company’s 4.000% Senior Notes Due 2029
On October 20, 2020, the Company completed the issuance of $350,000 aggregate principal amount of the 2029 Notes, which mature on April 15, 2029. The 2029 Notes are unsecured obligations of the Company and the interest is fixed at 4.000% and payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021. With the proceeds from the 2029 Notes and cash generated from operations, the Company (1) redeemed all of its outstanding $325,000 aggregate principal amount of the 5.125% senior notes due 2024 (the “2024 Notes”) on November 4, 2020, (2) paid $9,857 consisting of the associated redemption premium and accrued and unpaid interest on the 2024 Notes, (3) repaid $40,000 under the Senior Credit Facility and (4) incurred $4,744 in fees and expenses related to the issuance and sale of the 2029 Notes, which were recorded as a reduction of the notes payable balance and are being amortized to interest expense over the term of the 2029 Notes. In addition, the Company wrote off $2,992 of unamortized financing fees incurred in connection with the issuance of the 2024 Notes, which was recognized in interest expense, net, and other in the consolidated statements of comprehensive income for the year ended December 31, 2020.
(d) Debt Balances

Outstanding debt balances as of December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
Additional Term Loan	$—	$21,875
2027 Notes	500,000	500,000
2029 Notes	350,000	350,000
Total debt outstanding	850,000	871,875
Less unamortized fees and premium	(7,678)	(9,226)
Less current portion of notes payable	—	(4,688)
Long-term portion of notes payable	$842,322	$857,961
(e) Letters of Credit

At December 31, 2021, the Company maintained outstanding standby letters of credit totaling $23,562 as collateral in relation to its workers compensation insurance agreements and a corporate office lease agreement. Of the $23,562 outstanding letters of credit, the Company has collateralized $2,154 in cash and cash equivalents and the remaining $21,408 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2020 totaled $24,064.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. A discretionary matching contribution is determined by the Company each year. Employer contribution expenses incurred under the AMN Plan were $13,157, $4,256 and $5,516 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company has a deferred compensation plan for certain executives and employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their bonus and 100% of their vested RSUs or vested PRSUs. A discretionary matching contribution is determined by the Company each year. Employer contributions under the Plan were $8,951, $2,845 and $5,551 for the years ended December 31, 2021, 2020 and 2019, respectively. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and employees. The cash surrender value of these policies was $115,095 and $98,161 at December 31, 2021 and 2020, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2021 and 2020, no shares of preferred stock were outstanding.

(b) Treasury Stock

On November 1, 2016, the Company’s board of directors approved a share repurchase program under which the Company may repurchase up to $150,000 of its outstanding common stock. On November 10, 2021, the Company announced an increase to the share repurchase program of up to an additional $150,000 of repurchases of its outstanding common stock. The amount and timing of the purchases will depend on a number of factors including the price of the Company’s shares, trading volume, Company performance, Company liquidity, general economic and market conditions and other factors that the Company’s management believes are relevant. The share repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

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

During the year ended December 31, 2021, the Company repurchased 25 shares of its common stock at an average price of $108.97 per share excluding broker’s fees, resulting in an aggregate purchase price of $2,688. During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2019, the Company repurchased 395 shares of its common stock at an average price of $47.30 per share excluding broker’s fees, resulting in an aggregate purchase price of $18,705.

On February 15, 2022, the Company’s board of directors approved an increase to the share repurchase program of up to an additional $300,000 of repurchases of its outstanding common stock. As of February 15, 2022, the Company has repurchased 701 shares of its common stock at an average price of $97.97 per share excluding broker’s fees, resulting in an aggregate purchase price of $68,739, since December 31, 2021.

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. At the time of the Equity Plan’s original adoption in 2006, equity awards, based on the Company’s common stock, could be issued for a maximum of 723 shares plus the number of shares of common stock underlying any grants under the Stock Option Plan (under which there are no longer any outstanding awards) that were forfeited, canceled or terminated (other than by exercise) from and after the effective date of the Equity Plan. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted have a maximum contractual life of ten years and have exercise prices that will be determined at the time of grant, which will be no less than fair market value of the underlying common stock on the date of grant. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. On April 18, 2007, April 9, 2009, April 18, 2012 and April 19, 2017, the Company amended the Equity Plan, with stockholder approval, to increase the number of shares authorized under the Equity Plan by 3,000, 1,850, 2,400 and 1,400, respectively. As of December 31, 2021 and 2020, 2,548 and 2,830 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have recently consisted of RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, in February 2014, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2021, 181 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to performance conditions being achieved) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for non-vested awards for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2018	818	$43.84
Granted—RSUs	191	$54.99
Granted—PRSUs (1)	201	$48.32
Vested	(400)	$35.46
Canceled/forfeited	(52)	$41.09
Unvested at December 31, 2019	758	$52.45
Granted—RSUs	271	$60.02
Granted—PRSUs (1)	155	$64.59
Vested	(283)	$49.18
Canceled/forfeited	(184)	$53.84
Unvested at December 31, 2020	717	$58.88
Granted—RSUs	290	$85.30
Granted—PRSUs (1)	186	$97.46
Vested	(280)	$56.05
Canceled/forfeited	(158)	$65.69
Unvested at December 31, 2021	755	$78.13

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2021, there was $26,788 unrecognized compensation cost related to unvested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.7 years. As of December 31, 2021 and 2020, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $92,346 and $48,945, respectively.

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
A summary of stock option and SAR activity under the Equity Plan and Other Plans are as follows:

	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2018	227	$8.61
Granted	—	$—
Exercised	(215)	$8.67
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2019	12	$7.51
Granted	—	$—
Exercised	(12)	$7.51
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2020	—	$—
Vested and expected to vest at December 31, 2020 and 2021	—	$—
Exercisable at December 31, 2020 and 2021	—	$—

As of December 31, 2020, there were no stock options or SARs outstanding. The total intrinsic value of stock options and SARs exercised was $828 and $9,177 for 2020 and 2019, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
	2021	2020	2019
Share-based employee compensation, before tax	$25,217	$20,465	$16,241
Related income tax benefits	(6,556)	(5,321)	(4,223)
Share-based employee compensation, net of tax	$18,661	$15,144	$12,018

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

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, a three-judge panel of the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On May 7, 2021, the Ninth Circuit issued an order denying the Company’s petition for rehearing. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. The United States District Court lifted the stay on this matter on December 17, 2021, and litigation in the District Court has resumed.

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

The Company believes that its current wage and hour practices conform with the applicable law in all material respects. Because of the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. The Company has recorded accruals in connection with the matters described above amounting to $37,225. The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued as of December 31, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

San Diego, California
February 24, 2022

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 22, 2022 (the “2022 Annual Meeting Proxy Statement”) under the headings “Election of Directors—AMN Healthcare Board of Directors,” “Executive Compensation Disclosure,” “Security Ownership and Other Matters—Section 16(a) Reporting Compliance,” the table set forth in “Corporate Governance—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Committees of the Board.”

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer or any person performing similar functions, which we post on our website in the “Corporate Governance” link located at www.amnhealthcare.com/investors. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website. We will provide any person, without charge, a copy of such Code of Ethics upon written request, which may be mailed to 8840 Cypress Waters Boulevard Suite 300, Dallas, Texas 75019, Attn: Corporate Secretary.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed information related to such procedures.

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the 2022 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Ownership Guidelines,” “Corporate Governance—Enterprise Risk Oversight,” “Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report on Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2022 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2021 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Numbers of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Plan Category
Equity compensation plans approved by security holders	736,346	$—	2,547,751
Equity compensation plans not approved by security holders (3)	18,546	—	181,454

Total	754,892	$—	2,729,205

(1) Includes RSUs and PRSUs. As of December 31, 2021, there were no stock options or SARs outstanding. The weighted-average exercise price set forth in this table excludes the effect of RSUs and PRSUs, which have no exercise price.
(2) Under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to SARs that are not issued in connection with the settlement of the SARs on exercise thereof, is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include shares underlying our Equity Plan that are forfeited, canceled or terminated after December 31, 2021. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2022 Annual Meeting Proxy Statement under the headings “Corporate Governance—Policies and Procedures Governing Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Independence,” and “Corporate Governance—Committees of the Board.”

Item 14.    Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2022 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

2.2
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

4.5
Description of Securities (Incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 26, 2021).

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

10.5	First Amendment to Office Lease, dated as of May 31, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc.*

10.6	Second Amendment to Office Lease, dated as of June 30, 2006, between Kilroy Realty, L.P. and AMN Healthcare, Inc.*

10.7
Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.8
Lease Termination Agreement, dated as of September 9, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021).

Exhibit Number	Description
10.9	Fourth Amendment to Office Lease, dated as of October 5, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc.*

10.10
AMN Healthcare 2017 Equity Plan (Management Contract or Compensatory Plan or Arrangement) effective as of April 19, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 19, 2017, filed with the SEC on April 25, 2017).

10.11
Form of AMN Healthcare Equity Plan Stock Appreciation Right Agreement—Director (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006).

10.12
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K dated April 12, 2006, filed with the SEC on April 14, 2006).

10.13
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

10.21
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
10.25
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016).

10.26
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

10.28
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.29
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting with Deferral) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.30
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (One Year Vesting and Settlement) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 4, 2018).

10.31
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.32
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.33
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Margin) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.34
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR)(Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.35
Form of AMN Healthcare 2017 Equity Plan Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.36
AMN Healthcare 2017 Senior Executive Incentive Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2017).

10.37
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.38
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

10.39
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K dated February 12, 2008, filed with the SEC on February 12, 2008).

Exhibit Number	Description

10.40
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.41
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019).

10.42
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.43
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.44
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Stratus Gross Profit) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.45
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 10, 2021).

10.46
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 10, 2021).

10.47
Form of Amended and Restated Severance Agreement, effective as of May 8, 2020 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer

Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 24, 2022.

/S/ SUSAN R. SALKA
Susan R. Salka Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DOUGLAS D. WHEAT
Douglas D. Wheat Director and Chairman of the Board

/S/ JORGE A. CABALLERO
Jorge A. Caballero Director

/S/ MARK G. FOLETTA
Mark G. Foletta Director

/S/ TERI G. FONTENOT
Teri G. Fontenot Director

/S/ R. JEFFREY HARRIS
R. Jeffrey Harris Director

/S/ DAPHNE E. JONES
Daphne E. Jones Director

/S/ MARTHA H. MARSH
Martha H. Marsh Director

/S/ SYLVIA TRENT-ADAMS
Sylvia Trent-Adams Director