Form 10-Q
period 2022-03-31
AMN HEALTHCARE SERVICES INC
filed 2022-05-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
As of May 4, 2022, there were 44,717,910 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$113,482	$180,928
Accounts receivable, net of allowances of $7,470 and $6,838 at March 31, 2022 and December 31, 2021, respectively	979,709	789,131
Accounts receivable, subcontractor	290,311	239,719
Prepaid expenses	39,087	72,460
Other current assets	56,177	66,830
Total current assets	1,478,766	1,349,068
Restricted cash, cash equivalents and investments	65,904	64,482
Fixed assets, net of accumulated depreciation of $200,173 and $189,954 at March 31, 2022 and December 31, 2021, respectively	129,652	127,114
Operating lease right-of-use assets	21,144	27,771
Other assets	166,018	156,670
Goodwill	892,375	892,341
Intangible assets, net of accumulated amortization of $297,897 and $278,249 at March 31, 2022 and December 31, 2021, respectively	494,813	514,460
Total assets	$3,248,672	$3,131,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$497,297	$425,257
Accrued compensation and benefits	446,899	354,381
Current portion of operating lease liabilities	8,963	11,383
Deferred revenue	15,824	15,950
Other current liabilities	178,598	162,419
Total current liabilities	1,147,581	969,390
Notes payable, net of unamortized fees and premium	842,618	842,322
Deferred income taxes, net	66,340	47,814
Operating lease liabilities	12,038	13,364
Other long-term liabilities	99,163	96,989
Total liabilities	2,167,740	1,969,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,013 issued and 45,129 outstanding at March 31, 2022 and 49,849 issued and 47,263 outstanding at December 31, 2021	500	498
Additional paid-in capital	488,535	486,709
Treasury stock, at cost; 4,884 and 2,586 shares at March 31, 2022 and December 31, 2021	(349,855)	(121,831)
Retained earnings	942,954	796,946
Accumulated other comprehensive loss	(1,202)	(295)
Total stockholders’ equity	1,080,932	1,162,027
Total liabilities and stockholders’ equity	$3,248,672	$3,131,906

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,552,538	$885,945
Cost of revenue	1,056,370	597,077
Gross profit	496,168	288,868
Operating expenses:
Selling, general and administrative	257,579	161,212
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	30,656	23,254
Total operating expenses	288,235	184,466
Income from operations	207,933	104,402
Interest expense, net, and other	9,589	8,944
Income before income taxes	198,344	95,458
Income tax expense	52,336	25,080
Net income	$146,008	$70,378

Other comprehensive loss:
Unrealized losses on available-for-sale securities, net, and other	(907)	(24)
Other comprehensive loss	(907)	(24)

Comprehensive income	$145,101	$70,354

Net income per common share:
Basic	$3.11	$1.48
Diluted	$3.09	$1.47
Weighted average common shares outstanding:
Basic	46,913	47,600
Diluted	47,208	47,916

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Equity awards vested, net of shares withheld for payroll taxes	132	1	(5,259)	—	—	—	—	(5,258)
Share-based compensation	—	—	9,287	—	—	—	—	9,287
Comprehensive income (loss)	—	—	—	—	—	70,378	(24)	70,354
Balance, March 31, 2021	49,746	$497	$472,754	(2,561)	$(119,143)	$539,936	$16	$894,060

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock into treasury	—	—	—	(2,298)	(228,024)	—	—	(228,024)
Equity awards vested, net of shares withheld for payroll taxes	164	2	(9,433)	—	—	—	—	(9,431)
Share-based compensation	—	—	11,259	—	—	—	—	11,259
Comprehensive income (loss)	—	—	—	—	—	146,008	(907)	145,101
Balance, March 31, 2022	50,013	$500	$488,535	(4,884)	$(349,855)	$942,954	$(1,202)	$1,080,932

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$146,008	$70,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	31,510	23,725
Non-cash interest expense and other	479	(761)
Write-off of fees on credit facilities and senior notes	—	158
Increase in allowance for credit losses and sales credits	3,432	4,391
Provision for deferred income taxes	18,526	1,928
Share-based compensation	11,259	9,287
Loss on disposal or sale of fixed assets	241	353
Net loss (gain) on investments	174	(30)
Net loss (gain) on deferred compensation balances	(570)	370
Non-cash lease expense	2,880	(429)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(194,044)	(191,271)
Accounts receivable, subcontractor	(50,592)	(64,382)
Income taxes receivable	—	6,591
Prepaid expenses	33,373	(6,190)
Other current assets	12,180	4,226
Other assets	(342)	(331)
Accounts payable and accrued expenses	70,988	103,278
Accrued compensation and benefits	96,486	64,985
Other liabilities	18,353	9,039
Deferred revenue	(126)	3,794
Restricted investments balance	—	22
Net cash provided by operating activities	200,215	39,131

Cash flows from investing activities:
Purchase and development of fixed assets	(13,590)	(11,607)
Purchase of investments	(4,018)	(10,299)
Proceeds from sale and maturity of investments	6,885	25,200
Purchase of equity investment	—	(500)
Payments to fund deferred compensation plan	(12,584)	—
Proceeds from sale of equity investment	68	—
Net cash provided by (used in) investing activities	(23,239)	2,794

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Payments on term loans	—	(21,875)
Payments on revolving credit facility	—	(15,000)
Proceeds from revolving credit facility	—	70,000
Repurchase of common stock	(228,024)	—
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	(3,100)
Cash paid for shares withheld for taxes	(9,431)	(5,258)
Net cash provided by (used in) financing activities	(237,455)	24,767
Effect of exchange rate changes on cash	(183)	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,662)	66,668
Cash, cash equivalents and restricted cash at beginning of period	246,714	83,990
Cash, cash equivalents and restricted cash at end of period	$186,052	$150,658

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,230	$4,894
Cash paid for interest (net of $121 and $102 capitalized for the three months ended March 31, 2022 and 2021, respectively)	$196	$320
Cash paid for income taxes	$9,824	$5,566
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$4,771	$3,788

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022 (the “2021 Annual Report”).
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds, commercial paper and other highly liquid investments. Restricted cash and cash equivalents primarily includes cash, corporate bonds and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (6), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$113,482	$180,928
Restricted cash and cash equivalents (included in other current assets)	30,860	29,262
Restricted cash, cash equivalents and investments	65,904	64,482
Total cash, cash equivalents and restricted cash and investments	210,246	274,672
Less restricted investments	(24,194)	(27,958)
Total cash, cash equivalents and restricted cash	$186,052	$246,714
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2022	2021
Balance as of January 1,	$6,838	$7,043
Provision for expected credit losses	1,166	244
Amounts written off charged against the allowance	(534)	(237)
Balance as of March 31,	$7,470	$7,050

2. ACQUISITIONS
As set forth below, the Company completed one acquisition during the period of January 1, 2021 through March 31, 2022, which was accounted for using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through March 31, 2022. The allocation will continue to be updated through the measurement period, if necessary. The Company did not incur any material acquisition-related costs.
Synzi and SnapMD Acquisition
On April 7, 2021, the Company completed its acquisition of Synzi Holdings, Inc. (“Synzi”) and its wholly-owned subsidiary, SnapMD, LLC (“SnapMD”). Synzi is a virtual care communication platform that enables organizations to conduct virtual visits and use secure messaging, text, and email for clinician-to-patient and clinician-to-clinician communications. SnapMD is a full-service virtual care management company, specializing in providing software to enable healthcare providers to better engage with their patients. The initial purchase price of $42,240 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through borrowings under the Company’s $400,000 senior secured revolving credit facility (the “Senior Credit Facility”). See additional information regarding the Senior Credit Facility in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2021 Annual Report. The results of Synzi and SnapMD have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2021, $92 was returned to the Company in respect of the final working capital settlement.
The preliminary allocation of the $42,148 purchase price, which was reduced by the final working capital settlement, consisted of (1) $2,756 of fair value of tangible assets acquired, which included $884 cash received, (2) $275 of liabilities assumed, (3) $12,440 of identified intangible assets, and (4) $27,227 of goodwill, of which $6,044 is deductible for tax purposes. The fair value of intangible assets primarily includes $10,890 of developed technology and $1,220 of trademarks with a weighted average useful life of approximately seven years.

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2022	2021
Net income	$146,008	$70,378

Net income per common share - basic	$3.11	$1.48
Net income per common share - diluted	$3.09	$1.47

Weighted average common shares outstanding - basic	46,913	47,600
Plus dilutive effect of potential common shares	295	316
Weighted average common shares outstanding - diluted	47,208	47,916
Share-based awards to purchase 160 and 22 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2022 and 2021, respectively, because the effect of these instruments was anti-dilutive.
Since March 31, 2022, and through May 6, 2022, the Company repurchased 718 shares of its common stock at an average price of $96.67 per share excluding broker’s fee, resulting in an aggregate purchase price of $69,412.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2022	2021
Revenue
Nurse and allied solutions	$1,228,039	$656,661
Physician and leadership solutions	179,506	140,756
Technology and workforce solutions	144,993	88,528
	$1,552,538	$885,945
Segment operating income
Nurse and allied solutions	$195,089	$101,530
Physician and leadership solutions	20,381	21,216
Technology and workforce solutions	78,880	42,089
	294,350	164,835
Unallocated corporate overhead	43,648	27,421
Depreciation and amortization	30,656	23,254
Depreciation (included in cost of revenue)	854	471
Share-based compensation	11,259	9,287
Interest expense, net, and other	9,589	8,944
Income before income taxes	$198,344	$95,458
The following tables present the Company’s revenue disaggregated by service type. Prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended March 31, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$970,109	$—	$—	$970,109
Local staffing	44,057	—	—	44,057
Allied staffing	213,873	—	—	213,873
Locum tenens staffing	—	112,672	—	112,672
Interim leadership staffing	—	44,354	—	44,354
Temporary staffing	1,228,039	157,026	—	1,385,065
Permanent placement	—	22,480	—	22,480
Language services	—	—	49,238	49,238
Vendor management systems	—	—	75,022	75,022
Other technologies	—	—	7,658	7,658
Technology-enabled services	—	—	131,918	131,918
Talent planning and acquisition	—	—	13,075	13,075
Total revenue	$1,228,039	$179,506	$144,993	$1,552,538
The Company did not generate material revenue from labor disruption services during the three months ended March 31, 2022.

	Three Months Ended March 31, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$498,275	$—	$—	$498,275
Labor disruption services	619	—	—	619
Local staffing	27,685	—	—	27,685
Allied staffing	130,082	—	—	130,082
Locum tenens staffing	—	86,355	—	86,355
Interim leadership staffing	—	38,859	—	38,859
Temporary staffing	656,661	125,214	—	781,875
Permanent placement	—	15,542	—	15,542
Language services	—	—	41,005	41,005
Vendor management systems	—	—	31,801	31,801
Other technologies	—	—	6,120	6,120
Technology-enabled services	—	—	78,926	78,926
Talent planning and acquisition	—	—	9,602	9,602
Total revenue	$656,661	$140,756	$88,528	$885,945
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2022	$339,015	$152,800	$400,526	$892,341
Goodwill adjustment for Synzi and SnapMD acquisition	—	—	34	34
Balance, March 31, 2022	$339,015	$152,800	$400,560	$892,375
Accumulated impairment loss as of December 31, 2021 and March 31, 2022	$154,444	$60,495	$—	$214,939

6. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2021 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2022.
Assets and Liabilities Measured on a Recurring Basis
The Company invests a portion of its cash and cash equivalents in non-federally insured money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company has a deferred compensation plan for certain executives and employees, which is composed of deferred compensation and all related income and losses attributable thereto. The Company’s obligation under its deferred compensation plan is measured at fair value based on quoted market prices of the participants’ elected investments, which are Level 1 inputs.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The Company’s cash equivalents also include commercial paper classified as Level 2 in the fair value hierarchy. Of the $41,685 commercial paper issued and outstanding as of March 31, 2022, none had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021, the Company had $80,596 commercial paper issued and outstanding, of which none had original maturities greater than three months and were considered available-for-sale securities.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company also include corporate bonds that are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. Of the $25,474 corporate bonds issued and outstanding as of March 31, 2022, $24,194 had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021, the Company had $29,159 corporate bonds issued and outstanding, of which $27,958 had original maturities greater than three months and were considered available-for-sale securities.
The Company’s contingent consideration liabilities associated with acquisitions are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income. There were no contingent consideration liabilities outstanding as of both March 31, 2022 and December 31, 2021.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$31,481	$31,481	$—	$—
Deferred compensation	(128,438)	(128,438)	—	—
Corporate bonds	25,474	—	25,474	—
Commercial paper	41,685	—	41,685	—

	Fair Value Measurements as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$91,454	$91,454	$—	$—
Deferred compensation	(119,617)	(119,617)	—	—
Corporate bonds	29,159	—	29,159	—
Commercial paper	80,596	—	80,596	—
Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

2021
Balance as of January 1,	$(8,000)
Settlement of b4health contingent consideration liability for year ended December 31, 2020	8,000
Balance as of March 31,	$—
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $22,633 as of both March 31, 2022 and December 31, 2021.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the three months ended March 31, 2022 and 2021.

Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.625% senior notes due 2027 (the “2027 Notes”) and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes and the 2029 Notes are presented in the following table. See additional information regarding the 2027 Notes and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2021 Annual Report.

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$486,875	$500,000	$517,500
2029 Notes	350,000	323,750	350,000	353,500
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2022, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2018.

The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Among other things, the CARES Act contains significant business tax provisions, including a deferral of payment of employer payroll taxes and an employer retention credit for employer payroll taxes.
The Company deferred payment of the employer’s share of payroll taxes of $48,452. Approximately half of such taxes was paid during 2021 and the other half is to be paid by the end of 2022, which is included in accrued compensation and benefits in the consolidated balance sheets as of both March 31, 2022 and December 31, 2021. The Company claimed an employee retention tax credit of $1,756.

8. COMMITMENTS AND CONTINGENCIES
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

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, a three-judge panel of the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. This case is proceeding in the United States District Court.

On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The Company has reached an agreement to settle this matter in its entirety and is awaiting court approval. Final settlement is not expected until the fourth quarter of 2022.

The Company believes that its current wage and hour practices conform with the applicable law in all material respects. Because of the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. The Company has recorded accruals in connection with the matters described above amounting to $37,225. The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued as of both March 31, 2022 and December 31, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.
Operating Leases
In the first quarter of 2022, the Company entered into a lease agreement for an office building located in Dallas, Texas, with future undiscounted lease payments of approximately $29,514, excluding lease incentives. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected be in the first quarter of 2023. The initial term of the lease is approximately eleven years with options to renew the lease during the lease term. A right-of-use asset and lease liability will be recognized in the consolidated balance sheet in the period the lease commences.

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2022	December 31, 2021
Other current assets:
Restricted cash and cash equivalents	$30,860	$29,262
Other	25,317	37,568
Other current assets	$56,177	$66,830

Prepaid expenses:
Prepaid payroll deposits	$18,922	$60,014
Other	20,165	12,446
Prepaid expenses	39,087	72,460

Fixed assets:
Furniture and equipment	$45,309	$43,134
Software	277,271	265,137
Leasehold improvements	7,245	8,797
	329,825	317,068
Accumulated depreciation	(200,173)	(189,954)
Fixed assets, net	$129,652	$127,114

Other assets:
Life insurance cash surrender value	$123,803	$115,096
Other	42,215	41,574
Other assets	$166,018	$156,670

Accounts payable and accrued expenses:
Trade accounts payable	$88,986	$77,325
Subcontractor payable	295,291	261,689
Accrued expenses	84,355	61,220
Loss contingencies	9,940	10,400
Professional liability reserve	7,267	7,127
Other	11,458	7,496
Accounts payable and accrued expenses	$497,297	$425,257

Accrued compensation and benefits:
Accrued payroll	$174,368	$98,817
Accrued bonuses and commissions	115,153	105,155
Accrued travel expense	3,852	3,058
Health insurance reserve	5,908	6,041
Workers compensation reserve	12,651	12,384
Deferred compensation	128,438	119,617
Other	6,529	9,309
Accrued compensation and benefits	$446,899	$354,381

Other current liabilities:
Income taxes payable	45,105	21,162
Client deposits	133,062	141,102
Other	431	155
Other current liabilities	$178,598	$162,419

	March 31, 2022	December 31, 2021
Other long-term liabilities:
Workers compensation reserve	$24,518	$24,130
Professional liability reserve	36,284	34,544
Unrecognized tax benefits	4,679	4,633
Other	33,682	33,682
Other long-term liabilities	$99,163	$96,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (“2021 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended March 31, 2022, we recorded revenue of $1,552.5 million, as compared to $885.9 million for the same period last year.
Nurse and allied solutions segment revenue comprised 79% and 74% of total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client and traditional clinical staffing solutions of variable assignment lengths. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services.

Physician and leadership solutions segment revenue comprised 12% and 16% of total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 9% and 10% of total consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) telehealth services, (6) credentialing services, and (7) flex pool management and other outsourced solutions services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on April 7, 2021 we acquired Synzi, including its wholly-owned subsidiary SnapMD. Synzi and SnapMD offer virtual care technology platforms; Synzi focuses on the care management and home health markets and primarily serves as a patient communication and engagement platform, while SnapMD focuses on the outpatient market and primarily serves as a clinical communication and documentation platform. See additional information in the accompanying Note (2), “Acquisitions.”
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
•Bill rates represent the hourly straight-time rates that we bill to clients, which are an indicator of labor market trends and costs within our nurse and allied solutions segment;
•Billable hours represent hours worked by our healthcare professionals that we are able to bill on client engagements, which are used by management as a measure of volume in our nurse and allied solutions segment;
•Days filled is calculated by dividing total locum tenens hours filled during the period by eight hours, which is used by management as a measure of volume in our locum tenens business within our physician and leadership solutions segment; and
•Revenue per day filled is calculated by dividing revenue of our locum tenens business by days filled for the period, which is an indicator of labor market trends and costs in our locum tenens business within our physician and leadership solutions segment.
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and since early 2020 through present, the COVID-19 pandemic “Great Resignation” have impacted demand. Since late 2020, we have been experiencing historically high demand for nurses and certain allied healthcare professionals and demand across all segments and business lines is above pre-COVID-19 levels.

With high demand levels across many specialties in our nurse and allied solutions segment, our clients continue to face increased labor shortages resulting from nurse burnout, attrition, and retirements. We have recently seen travel nurse demand begin to moderate, though still above pre-pandemic levels, due to reductions in COVID-19 hospitalizations and crisis needs. The wages for nurses and the corresponding bill rates we charge our clients peaked in the first quarter of 2022 due to the shortage of clinicians, significantly higher demand and our clients’ need to frequently fill positions quickly. Our ability to adequately meet the high client demand continues to be constrained by the tight labor market. We anticipate bill rates to decline from first quarter levels, but remain well above pre-pandemic levels throughout the remainder of 2022.

The overall demand in our allied staffing division reached all-time highs in the first quarter, which resulted in record levels of travelers on assignment. We continue to see strong overall demand in our allied staffing division with COVID-19-driven demand in respiratory and laboratory specialties leveling off.

In our physician and leadership solutions segment, demand has recovered and now exceeds pre-pandemic levels. We are seeing strong demand for locum tenens and interim leadership as well as for permanent physicians and leaders. In our locum tenens division, we have seen particularly high demand for certain specialties, such as anesthesiologists, certified registered nurse anesthetists (CRNAs) and advanced practice clinicians. Longer term, we expect continued strong demand resulting from an increased level of burnout and turnover of healthcare leadership roles.

In our technology and workforce solutions segment, our VMS technologies experienced increased utilization and revenue growth due to continued high demand levels and bill rates. We anticipate utilization and bill rates to subside as COVID-19 hospitalizations decline while remaining well above pre-pandemic levels.

The utilization of our language services business continued to grow as healthcare utilization returned to a more normal level.

The demand for our recruitment process outsourcing services remained strong as clients look for solutions to help address the increased labor shortages and the need to address vacancies in their permanent roles and challenges with staffing their internal recruiting teams. We expect this increased demand to continue in the current constrained labor market.

As our businesses have continued to grow, we have increased our sales and operations workforce to support our clients and healthcare professionals. We have also increased spending to support our current team members and retain talent.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2021 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Synzi and SnapMD acquisition impacts the comparability of the results between the three months ended March 31, 2022 and 2021. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2022	2021
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	68.0	67.4
Gross profit	32.0	32.6
Selling, general and administrative	16.6	18.2
Depreciation and amortization	2.0	2.6
Income from operations	13.4	11.8
Interest expense, net, and other	0.6	1.0
Income before income taxes	12.8	10.8
Income tax expense	3.4	2.9
Net income	9.4%	7.9%

Comparison of Results for the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Revenue. Revenue increased 75% to $1,552.5 million for the three months ended March 31, 2022 from $885.9 million for the same period in 2021, primarily attributable to higher organic revenue across our segments.
Nurse and allied solutions segment revenue increased 87% to $1,228.0 million for the three months ended March 31, 2022 from $656.7 million for the same period in 2021. The $571.3 million increase was primarily attributable to a 41% increase in the average number of travelers on assignment and an approximately 35% increase in the average bill rate during the three months ended March 31, 2022.
Physician and leadership solutions segment revenue increased 28% to $179.5 million for the three months ended March 31, 2022 from $140.8 million for the same period in 2021. The $38.7 million increase was primarily attributable to growth across businesses within the segment. Revenue in our locum tenens business grew approximately 30% during the three months ended March 31, 2022 primarily due to a 28% increase in the number of days filled. This growth was driven by a return in core demand and volume as well as COVID-19 project work. Our interim leadership business experienced an approximately 14% growth, while our physician permanent placement and executive search businesses grew 46% during the three months ended March 31, 2022.
Technology and workforce solutions segment revenue increased 64% to $145.0 million for the three months ended March 31, 2022 from $88.5 million for the same period in 2021. The $56.5 million increase was primarily attributable to growth within our VMS, language services, and outsourced solutions businesses. Revenue growth for our VMS and language services businesses was 136% and 20%, respectively, during the three months ended March 31, 2022.
For the three months ended March 31, 2022 and 2021, revenue under our MSP arrangements comprised approximately 66% and 56% of our consolidated revenue, 81% and 73% of our nurse and allied solutions segment revenue, 14% and 14% of our physician and leadership solutions segment revenue, and 2% and less than 1% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 72% to $496.2 million for the three months ended March 31, 2022 from $288.9 million for the same period in 2021, representing gross margins of 32.0% and 32.6%, respectively. The decline in consolidated gross margin for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to (1) a lower margin in our nurse and allied solutions segment driven by higher clinician compensation, (2) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, and (3) a lower margin in our physician and leadership solutions segment driven by a change in specialty mix in our locum tenens business. The overall decline was partially offset by (1) a higher margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from increased revenue in our VMS business and its higher margins as compared to our other businesses within the segment and (2) a $2.3 million decrease in our workers’ compensation reserves as compared to the same period in 2021 due to favorable actuarial-based adjustments. Gross margin by reportable segment for the three months ended March 31, 2022 and 2021 was 26.2% and 26.9% for nurse and allied solutions, 35.0% and 37.0% for physician and leadership solutions, and 76.7% and 67.7% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $257.6 million, representing 16.6% of revenue, for the three months ended March 31, 2022, as compared to $161.2 million, representing 18.2% of revenue, for the same period in 2021. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended March 31,
	2022	2021
Nurse and allied solutions	$126,996	$75,370
Physician and leadership solutions	42,489	30,815
Technology and workforce solutions	33,187	18,319
Unallocated corporate overhead	43,648	27,421
Share-based compensation	11,259	9,287
	$257,579	$161,212
Depreciation and Amortization Expenses. Amortization expense increased 29% to $19.6 million for the three months ended March 31, 2022 from $15.2 million for the same period in 2021, primarily attributable to (1) the assignment of useful lives to certain tradenames and trademarks intangible assets that were previously not subject to amortization during the fourth quarter of 2021 and (2) additional amortization expenses related to the intangible assets acquired in the Synzi and SnapMD acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 36% to $11.0 million for the three months ended March 31, 2022 from $8.1 million for the same period in 2021, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal systems. Additionally, $0.9 million and $0.5 million of depreciation expense for our language services business is included in cost of revenue for the three months ended March 31, 2022 and 2021, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $9.6 million during the three months ended March 31, 2022 as compared to $8.9 million for the same period in 2021. The increase was primarily due to a $1.3 million gain related to the change in fair value of an equity investment during the three months ended March 31, 2021, partially offset by a lower average debt outstanding balance during the three months ended March 31, 2022, which resulted from repayments of our credit facilities.

Income Tax Expense. Income tax expense was $52.3 million for the three months ended March 31, 2022 as compared to $25.1 million for the same period in 2021, reflecting effective income tax rates of 26% and 26% for these periods, respectively. We currently estimate our annual effective tax rate to be approximately 27% for 2022. The 26% effective tax rate for the three months ended March 31, 2022 differs from our estimated annual effective tax rate of 27% primarily due to a discrete tax benefit of $1.9 million, relating to stock compensation, during the three months ended March 31, 2022, in relation to income before income taxes.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$200,215	$39,131
Net cash provided by (used in) investing activities	(23,239)	2,794
Net cash provided by (used in) financing activities	(237,455)	24,767
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of March 31, 2022, (1) no amount was drawn with $378.6 million of available credit under our $400.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our amended credit agreement, under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2021 Annual Report.
As of March 31, 2022, the total of our contractual obligations under operating leases with initial terms in excess of one year was $21.8 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2021 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in the accompanying Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
We believe that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund our operations and liquidity requirements, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under the Senior Credit Facility or other borrowings under our amended credit agreement, bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $200.2 million, compared to $39.1 million for the same period in 2021. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in net income excluding non-cash expenses of $104.6 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in prepaid expenses between periods of $39.6 million primarily due to refunds received for prepayments to third-party vendors related to labor disruption services, (3) an increase in accrued compensation and benefits between periods of $31.5 million primarily due to increases in pay rates and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits, (4) a decrease in accounts receivable and subcontractor receivables between periods of $11.0 million due to a smaller increase in associate vendor usage during the three months ended March 31, 2022, and (5) an increase in other liabilities between periods of $9.3 million primarily due to an increase in income taxes payable resulting from higher income before income taxes, partially offset by a decrease in client deposits related to labor disruption services during the three months ended March 31, 2022. The overall increase in net cash provided by operating activities was partially offset by a decrease in accounts payable and accrued expenses between periods of $32.3 million primarily due to a smaller increase in associate vendor usage during the three months ended March 31, 2022. Our Days Sales Outstanding (“DSO”) was 57 days at March 31, 2022, 53 days at December 31, 2021, and 57 days at March 31, 2021.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $23.2 million, compared to net cash provided by investing activities of $2.8 million for the same period in 2021. The change was primarily due to net proceeds of restricted investments of $2.9 million during the three months ended March 31, 2022, as compared to net proceeds of $14.9 million during the three months ended March 31, 2021. In addition, capital expenditures were $13.6 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 was $237.5 million, primarily due to $228.0 million paid in connection with the repurchase of our common stock and $9.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash provided by financing activities during the three months ended March 31, 2021 was $24.8 million, primarily due to borrowings of $70.0 million under the Senior Credit Facility, partially offset by (1) repayments of $15.0 million under the Senior Credit Facility and $21.9 million under our then-existing secured term loan credit facility, (2) $5.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million for acquisition earn-out payments.
Letters of Credit
At March 31, 2022, we maintained outstanding standby letters of credit totaling $23.6 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $23.6 million of outstanding letters of credit, we have collateralized $2.2 million in cash and cash equivalents and the remaining $21.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2021 totaled $23.6 million.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2021 Annual Report and include but are not limited to:
•the effects of the COVID-19 pandemic on our business, financial condition and results of operations;
•the duration and extent to which hospitals and other healthcare entities adjust their utilization of temporary nurses and allied healthcare professionals, physicians, healthcare leaders and other healthcare professionals and workforce technology applications as a result of the labor market, economic conditions or COVID-19 pandemic;

•the extent to which a spike in the COVID-19 pandemic may disrupt our operations due to the unavailability of our employees or healthcare professionals because of illness, risk of illness, quarantines, travel restrictions, mandatory vaccination requirements, desire to travel and work on temporary assignments or other factors that limit our existing or potential workforce and pool of candidates;
•the severity and duration of the impact the COVID-19 pandemic has on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;
•the effects of economic downturns, inflation or slow recoveries, which could result in less demand for our services, pricing pressures and negatively impact payments terms and collectability of accounts receivable;
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
•the effect of investigations, claims, and legal proceedings alleging medical malpractice, anti-competitive conduct, violations of employment, privacy and wage regulations and other legal theories of liability asserted against us, which could subject us to substantial liabilities;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2022, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2022. During the three months ended March 31, 2022, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in the accompanying Note (8), “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2021 Annual Report. The risk factors described in our 2021 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021 and February 17, 2022, we announced increases to the repurchase program under which we may repurchase an additional $150.0 million and $300.0 million, respectively, of our outstanding common stock. Under the repurchase program announced on November 1, 2016 and the increases announced on November 10, 2021 and February 17, 2022 (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.

During the three months ended March 31, 2022, we repurchased 2,298 thousand shares of common stock at an average price of $99.21 per share excluding broker’s fees, resulting in an aggregate purchase price of $228.0 million. As of May 6, 2022, we have repurchased 718 thousand shares of common stock at an average price of $96.67 per share excluding broker’s fees, resulting in an aggregate purchase price of $69.4 million, since March 31, 2022. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2021 Annual Report.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2022	690,783	$97.98	690,783	$110,467,685
February 1 - 28, 2022	648,346	$99.67	648,346	$345,825,167
March 1 - 31, 2022	958,545	$99.79	958,545	$250,144,621

Total	2,297,674	$99.21	2,297,674	$250,144,621

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Transition Agreement

In connection with the announcement on March 10, 2022, that our Chief Executive Officer, Susan R. Salka would retire at the end of the year ending December 31, 2022, or upon the date that a successor is appointed, if earlier, on May 5, 2022 the Company and Ms. Salka entered into a Transition Agreement. The Transition Agreement provides, among other things, that Ms. Salka will be eligible to receive her 2022 annual bonus at the maximum level and will be paid in 2023 at the same time as if she were still an employee of the Company. The Transition Agreement also provides that on or before the date she separates her employment from the Company, she and the Company will enter into an advisory consulting agreement for a period of three years from the date of separation. In conjunction with the Transition Agreement, Ms. Salka will also sign a non-solicit and non-compete and a release of claims.
Compensatory Arrangements of Certain Officers
In acknowledgment of Jeffrey R. Knudson’s decision to recently join the Company as Chief Financial Officer and his anticipated role in Ms. Salka’s transition, the compensation committee of the Company’s board of directors (the “Compensation Committee”) has amended Mr. Knudson’s 2021 and 2022 equity agreements to provide for accelerated vesting of such equity should he be terminated without Cause or he separates employment from the Company for Good Reason (as such terms are defined in the applicable agreement).
Senior Executive Performance and Retention Bonus Plan

On May 5, 2022 the Compensation Committee adopted the 2022 Senior Executive Performance and Retention Bonus Plan for our senior executive officers, other than our CEO (the “2022 Performance and Retention Plan”). The purpose of the 2022 Performance and Retention Plan is to establish a program of incentive compensation for the participants that is directly related to the pre-bonus Adjusted EBITDA performance of the Company that exceeds the Company’s 2022 Annual Operating Plan by more than 120% and the continued employment of our senior executive officers through May 1, 2023.
The foregoing descriptions are qualified in their entirety by reference to the full text of the agreements, copies of which are filed as exhibits to this Quarterly Report and are incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement).*

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement).*

10.3	Transition Agreement, dated as of May 5, 2022, between AMN Healthcare, Inc. and Susan R. Salka (Management Contract or Compensatory Plan or Arrangement).*

10.4	Amendment to Restricted Stock Unit Agreements, dated as of May 5, 2022, between AMN Healthcare Services, Inc. and Jeffrey Knudson (Management Contract or Compensatory Plan or Arrangement).*

10.5	AMN Healthcare 2022 Senior Executive Performance and Retention Bonus Plan (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2022

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)