Form 10-Q
period 2022-06-30
AMN HEALTHCARE SERVICES INC
filed 2022-08-05
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 3, 2022, there were 43,272,573 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$79,357	$180,928
Accounts receivable, net of allowances of $7,522 and $6,838 at June 30, 2022 and December 31, 2021, respectively	781,404	789,131
Accounts receivable, subcontractor	247,707	239,719
Prepaid expenses	27,430	72,460
Other current assets	54,324	66,830
Total current assets	1,190,222	1,349,068
Restricted cash, cash equivalents and investments	61,744	64,482
Fixed assets, net of accumulated depreciation of $204,384 and $189,954 at June 30, 2022 and December 31, 2021, respectively	136,490	127,114
Operating lease right-of-use assets	20,318	27,771
Other assets	148,570	156,670
Goodwill	935,675	892,341
Intangible assets, net of accumulated amortization of $318,208 and $278,249 at June 30, 2022 and December 31, 2021, respectively	515,761	514,460
Total assets	$3,008,780	$3,131,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$458,985	$425,257
Accrued compensation and benefits	416,375	354,381
Current portion of operating lease liabilities	7,429	11,383
Deferred revenue	15,942	15,950
Other current liabilities	58,648	162,419
Total current liabilities	957,379	969,390
Notes payable, net of unamortized fees and premium	842,914	842,322
Deferred income taxes, net	51,010	47,814
Operating lease liabilities	12,486	13,364
Other long-term liabilities	105,647	96,989
Total liabilities	1,969,436	1,969,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,032 issued and 43,272 outstanding at June 30, 2022 and 49,849 issued and 47,263 outstanding at December 31, 2021	500	498
Additional paid-in capital	496,682	486,709
Treasury stock, at cost; 6,760 and 2,586 shares at June 30, 2022 and December 31, 2021	(523,722)	(121,831)
Retained earnings	1,066,754	796,946
Accumulated other comprehensive loss	(870)	(295)
Total stockholders’ equity	1,039,344	1,162,027
Total liabilities and stockholders’ equity	$3,008,780	$3,131,906

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,426,607	$857,445	$2,979,145	$1,743,390
Cost of revenue	966,370	576,902	2,022,740	1,173,979
Gross profit	460,237	280,543	956,405	569,411
Operating expenses:
Selling, general and administrative	244,430	156,629	502,009	317,841
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	32,274	24,740	62,930	47,994
Total operating expenses	276,704	181,369	564,939	365,835
Income from operations	183,533	99,174	391,466	203,576
Interest expense, net, and other	10,080	10,111	19,669	19,055
Income before income taxes	173,453	89,063	371,797	184,521
Income tax expense	49,653	22,293	101,989	47,373
Net income	$123,800	$66,770	$269,808	$137,148

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	332	3	(575)	(21)
Other comprehensive income (loss)	332	3	(575)	(21)

Comprehensive income	$124,132	$66,773	$269,233	$137,127

Net income per common share:
Basic	$2.78	$1.40	$5.90	$2.88
Diluted	$2.77	$1.39	$5.87	$2.86
Weighted average common shares outstanding:
Basic	44,504	47,659	45,702	47,629
Diluted	44,740	48,019	45,972	47,976

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Equity awards vested, net of shares withheld for payroll taxes	132	1	(5,259)	—	—	—	—	(5,258)
Share-based compensation	—	—	9,287	—	—	—	—	9,287
Comprehensive income (loss)	—	—	—	—	—	70,378	(24)	70,354
Balance, March 31, 2021	49,746	$497	$472,754	(2,561)	$(119,143)	$539,936	$16	$894,060
Equity awards vested, net of shares withheld for payroll taxes	78	1	(471)	—	—	—	—	(470)
Share-based compensation	—	—	6,019	—	—	—	—	6,019
Comprehensive income	—	—	—	—	—	66,770	3	66,773
Balance, June 30, 2021	49,824	$498	$478,302	(2,561)	$(119,143)	$606,706	$19	$966,382

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock into treasury	—	—	—	(2,298)	(228,024)	—	—	(228,024)
Equity awards vested, net of shares withheld for payroll taxes	164	2	(9,433)	—	—	—	—	(9,431)
Share-based compensation	—	—	11,259	—	—	—	—	11,259
Comprehensive income (loss)	—	—	—	—	—	146,008	(907)	145,101
Balance, March 31, 2022	50,013	$500	$488,535	(4,884)	$(349,855)	$942,954	$(1,202)	$1,080,932
Repurchase of common stock into treasury	—	—	—	(1,876)	(173,867)	—	—	(173,867)
Equity awards vested, net of shares withheld for payroll taxes	19	—	(366)	—	—	—	—	(366)
Share-based compensation	—	—	8,513	—	—	—	—	8,513
Comprehensive income	—	—	—	—	—	123,800	332	124,132
Balance, June 30, 2022	50,032	$500	$496,682	(6,760)	$(523,722)	$1,066,754	$(870)	$1,039,344

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$269,808	$137,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	64,757	49,081
Non-cash interest expense and other	953	(251)
Write-off of fees on credit facilities and senior notes	—	158
Change in fair value of contingent consideration	580	—
Increase (decrease) in allowance for credit losses and sales credits	13,803	(526)
Provision for deferred income taxes	3,421	(1,390)
Share-based compensation	19,772	15,306
Loss on disposal or sale of fixed assets	479	383
Net loss (gain) on investments in available-for-sale securities	536	(35)
Net loss (gain) on deferred compensation balances	(39)	245
Non-cash lease expense	3,542	(794)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,535)	(91,911)
Accounts receivable, subcontractor	(7,988)	(56,424)
Income taxes receivable	(1,022)	4,791
Prepaid expenses	45,083	(4,186)
Other current assets	15,338	3,308
Other assets	1,002	962
Accounts payable and accrued expenses	29,461	91,823
Accrued compensation and benefits	73,349	65,101
Other liabilities	(104,729)	(5,765)
Deferred revenue	106	3,582
Restricted investments balance	—	19
Net cash provided by operating activities	424,677	210,625

Cash flows from investing activities:
Purchase and development of fixed assets	(30,811)	(23,069)
Purchase of investments	(10,659)	(17,995)
Proceeds from sale and maturity of investments	9,085	30,700
Purchase of equity investment	—	(500)
Proceeds from sale of equity investment	68	—
Payments to fund deferred compensation plan	(12,584)	(1,391)
Cash paid for acquisitions, net of cash and restricted cash received	(69,801)	(41,264)
Cash paid for other intangibles	(1,060)	(90)
Net cash used in investing activities	(115,762)	(53,609)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Payments on term loans	—	(21,875)
Payments on revolving credit facility	—	(70,000)
Proceeds from revolving credit facility	—	70,000
Repurchase of common stock	(401,891)	—
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	(3,100)
Cash paid for shares withheld for taxes	(9,797)	(5,728)
Net cash used in financing activities	(411,688)	(30,703)
Effect of exchange rate changes on cash	—	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,773)	126,292
Cash, cash equivalents and restricted cash at beginning of period	246,714	83,990
Cash, cash equivalents and restricted cash at end of period	$143,941	$210,282

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,922	$9,740
Cash paid for interest (net of $254 and $195 capitalized for the six months ended June 30, 2022 and 2021, respectively)	$18,887	$19,028
Cash paid for income taxes	$120,660	$44,061
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$2,731	$1,910
Goodwill	43,301	27,726
Intangible assets	40,200	12,440
Liabilities assumed	(8,431)	(812)
Contingent consideration liabilities	(8,000)	—
Net cash paid for acquisitions	$69,801	$41,264
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$7,562	$3,665

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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$79,357	$180,928
Restricted cash and cash equivalents (included in other current assets)	31,041	29,262
Restricted cash, cash equivalents and investments	61,744	64,482
Total cash, cash equivalents and restricted cash and investments	172,142	274,672
Less restricted investments	(28,201)	(27,958)
Total cash, cash equivalents and restricted cash	$143,941	$246,714
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2022	2021
Balance as of January 1,	$6,838	$7,043
Provision for expected credit losses	1,280	(1,213)
Amounts written off charged against the allowance	(596)	(317)
Balance as of June 30,	$7,522	$5,513

2. ACQUISITIONS
As set forth below, the Company completed two acquisitions during the period of January 1, 2021 through June 30, 2022, which were accounted for using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through June 30, 2022. The allocations will continue to be updated through the measurement period, if necessary. The goodwill recognized for these acquisitions is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. For each acquisition, the Company did not incur any material acquisition-related costs.
Connetics Acquisition
On May 13, 2022, the Company completed its acquisition of Connetics Communications, LLC (“Connetics”), which specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. The initial purchase price of $78,764 included (1) $70,764 cash consideration paid upon acquisition, funded through cash on hand, and (2) a contingent earn-out payment of up to $12,500 with an estimated fair value of $8,000 as of the acquisition date. The contingent earn-out payment is based on the operating results of Connetics for the twelve months ending May 31, 2023. The results of Connetics have been included in the Company’s nurse and allied solutions segment since the date of acquisition.
The preliminary allocation of the $78,764 consisted of (1) $3,694 of fair value of tangible assets acquired, which included $963 cash received, (2) $8,431 of liabilities assumed, (3) $40,200 of identified intangible assets, and (4) $43,301 of goodwill, of which $35,317 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately thirteen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer relationships	$32,800	15
Staffing database	4,200	5
Tradenames and trademarks	3,200	5
	$40,200
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
The allocation of the $42,148 purchase price, which was reduced by the final working capital settlement and was finalized during the second quarter of 2022, consisted of (1) $2,757 of fair value of tangible assets acquired, which included $884 cash received, (2) $275 of liabilities assumed, (3) $12,440 of identified intangible assets, and (4) $27,226 of goodwill, of which $6,044 is deductible for tax purposes. The fair value of intangible assets primarily includes $10,890 of developed technology and $1,220 of trademarks with a weighted average useful life of approximately seven years.

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$123,800	$66,770	$269,808	$137,148

Net income per common share - basic	$2.78	$1.40	$5.90	$2.88
Net income per common share - diluted	$2.77	$1.39	$5.87	$2.86

Weighted average common shares outstanding - basic	44,504	47,659	45,702	47,629
Plus dilutive effect of potential common shares	236	360	270	347
Weighted average common shares outstanding - diluted	44,740	48,019	45,972	47,976
Share-based awards to purchase 60 and 48 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2022, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 4 and 24 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2021, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse and allied permanent placement, allied staffing and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, virtual care, credentialing solutions, and outsourced solutions businesses.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Nurse and allied solutions	$1,101,478	$624,485	$2,329,517	$1,281,146
Physician and leadership solutions	175,697	139,104	355,203	279,860
Technology and workforce solutions	149,432	93,856	294,425	182,384
	$1,426,607	$857,445	$2,979,145	$1,743,390
Segment operating income
Nurse and allied solutions	$160,870	$89,674	$355,959	$191,204
Physician and leadership solutions	19,995	21,849	40,376	43,065
Technology and workforce solutions	82,501	42,653	161,381	84,742
	263,366	154,176	557,716	319,011
Unallocated corporate overhead	38,073	23,627	81,721	51,048
Depreciation and amortization	32,274	24,740	62,930	47,994
Depreciation (included in cost of revenue)	973	616	1,827	1,087
Share-based compensation	8,513	6,019	19,772	15,306
Interest expense, net, and other	10,080	10,111	19,669	19,055
Income before income taxes	$173,453	$89,063	$371,797	$184,521

The following tables present the Company’s revenue disaggregated by service type. Prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended June 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$775,668	$—	$—	$775,668
Labor disruption services	83,070	—	—	83,070
Local staffing	33,394	—	—	33,394
Allied staffing	207,309	—	—	207,309
Locum tenens staffing	—	105,936	—	105,936
Interim leadership staffing	—	47,606	—	47,606
Temporary staffing	1,099,441	153,542	—	1,252,983
Permanent placement	2,037	22,155	—	24,192
Language services	—	—	53,291	53,291
Vendor management systems	—	—	75,144	75,144
Other technologies	—	—	6,839	6,839
Technology-enabled services	—	—	135,274	135,274
Talent planning and acquisition	—	—	14,158	14,158
Total revenue	$1,101,478	$175,697	$149,432	$1,426,607

	Three Months Ended June 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$457,551	$—	$—	$457,551
Labor disruption services	1,934	—	—	1,934
Local staffing	29,975	—	—	29,975
Allied staffing	135,025	—	—	135,025
Locum tenens staffing	—	77,841	—	77,841
Interim leadership staffing	—	43,911	—	43,911
Temporary staffing	624,485	121,752	—	746,237
Permanent placement	—	17,352	—	17,352
Language services	—	—	45,566	45,566
Vendor management systems	—	—	30,818	30,818
Other technologies	—	—	7,852	7,852
Technology-enabled services	—	—	84,236	84,236
Talent planning and acquisition	—	—	9,620	9,620
Total revenue	$624,485	$139,104	$93,856	$857,445

	Six Months Ended June 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,745,777	$—	$—	$1,745,777
Labor disruption services	83,070	—	—	83,070
Local staffing	77,451	—	—	77,451
Allied staffing	421,182	—	—	421,182
Locum tenens staffing	—	218,608	—	218,608
Interim leadership staffing	—	91,960	—	91,960
Temporary staffing	2,327,480	310,568	—	2,638,048
Permanent placement	2,037	44,635	—	46,672
Language services	—	—	102,529	102,529
Vendor management systems	—	—	150,166	150,166
Other technologies	—	—	14,497	14,497
Technology-enabled services	—	—	267,192	267,192
Talent planning and acquisition	—	—	27,233	27,233
Total revenue	$2,329,517	$355,203	$294,425	$2,979,145

	Six Months Ended June 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$955,826	$—	$—	$955,826
Labor disruption services	2,553	—	—	2,553
Local staffing	57,660	—	—	57,660
Allied staffing	265,107	—	—	265,107
Locum tenens staffing	—	164,196	—	164,196
Interim leadership staffing	—	82,770	—	82,770
Temporary staffing	1,281,146	246,966	—	1,528,112
Permanent placement	—	32,894	—	32,894
Language services	—	—	86,571	86,571
Vendor management systems	—	—	62,619	62,619
Other technologies	—	—	13,972	13,972
Technology-enabled services	—	—	163,162	163,162
Talent planning and acquisition	—	—	19,222	19,222
Total revenue	$1,281,146	$279,860	$182,384	$1,743,390
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2022	$339,015	$152,800	$400,526	$892,341
Goodwill adjustment for Synzi and SnapMD acquisition	—	—	33	33
Goodwill from Connetics acquisition	43,301	—	—	43,301
Balance, June 30, 2022	$382,316	$152,800	$400,559	$935,675
Accumulated impairment loss as of December 31, 2021 and June 30, 2022	$154,444	$60,495	$—	$214,939

6. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2021 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2022.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The Company’s cash equivalents also include commercial paper classified as Level 2 in the fair value hierarchy. Of the $28,702 commercial paper issued and outstanding as of June 30, 2022, none had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021, the Company had $80,596 commercial paper issued and outstanding, of which none had original maturities greater than three months and were considered available-for-sale securities.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company also include corporate bonds that are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. As of June 30, 2022, the Company had $28,201 corporate bonds issued and outstanding, all of which had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021, the Company had $29,159 corporate bonds issued and outstanding, of which $27,958 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$609	$609	$—	$—
Deferred compensation	(117,311)	(117,311)	—	—
Corporate bonds	28,201	—	28,201	—
Commercial paper	28,702	—	28,702	—
Acquisition contingent consideration liabilities	(8,580)	—	—	(8,580)

	Fair Value Measurements as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$91,454	$91,454	$—	$—
Deferred compensation	(119,617)	(119,617)	—	—
Corporate bonds	29,159	—	29,159	—
Commercial paper	80,596	—	80,596	—
Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2022	2021
Balance as of April 1,	$—	$—
Contingent consideration liability from Connetics acquisition on May 13, 2022	(8,000)	—
Change in fair value of contingent consideration liability from Connetics acquisition	(580)	—
Balance as of June 30,	$(8,580)	$—

	2022	2021
Balance as of January 1,	$—	$(8,000)
Settlement of b4health contingent consideration liability for year ended December 31, 2020	—	8,000
Contingent consideration liability from Connetics acquisition on May 13, 2022	(8,000)	—
Change in fair value of contingent consideration liability from Connetics acquisition	(580)	—
Balance as of June 30,	$(8,580)	$—
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $22,633 as of both June 30, 2022 and December 31, 2021.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the six months ended June 30, 2022 and 2021.

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

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$456,250	$500,000	$517,500
2029 Notes	350,000	294,875	350,000	353,500
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2022, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2018.

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
The Company deferred payment of the employer’s share of payroll taxes of $48,452. Approximately half of such taxes was paid during 2021 and the other half is to be paid by the end of 2022, which is included in accrued compensation and benefits in the consolidated balance sheets as of both June 30, 2022 and December 31, 2021. The Company claimed an employee retention tax credit of $1,756.

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

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. This case is proceeding in the United States District Court.

On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The Company has reached an agreement to settle this matter in its entirety and is awaiting court approval. Final approval of the settlement is expected in late 2022 or early 2023.

Because of the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. The Company has recorded accruals in connection with the matters described above amounting to $37,225. The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued as of both June 30, 2022 and December 31, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.
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

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2022	December 31, 2021
Other current assets:
Restricted cash and cash equivalents	$31,041	$29,262
Income taxes receivable	1,022	—
Other	22,261	37,568
Other current assets	$54,324	$66,830

Prepaid expenses:
Prepaid payroll deposits	$10,733	$60,014
Other	16,697	12,446
Prepaid expenses	27,430	72,460

Fixed assets:
Furniture and equipment	$44,352	$43,134
Software	293,631	265,137
Leasehold improvements	2,891	8,797
	340,874	317,068
Accumulated depreciation	(204,384)	(189,954)
Fixed assets, net	$136,490	$127,114

Other assets:
Life insurance cash surrender value	$107,641	$115,095
Other	40,929	41,575
Other assets	$148,570	$156,670

Accounts payable and accrued expenses:
Trade accounts payable	$85,863	$77,325
Subcontractor payable	263,582	261,689
Accrued expenses	80,216	61,220
Loss contingencies	10,774	10,400
Professional liability reserve	6,723	7,127
Other	11,827	7,496
Accounts payable and accrued expenses	$458,985	$425,257

Accrued compensation and benefits:
Accrued payroll	$137,063	$98,817
Accrued bonuses and commissions	120,272	105,155
Accrued travel expense	2,964	3,058
Health insurance reserve	6,739	6,041
Workers compensation reserve	12,051	12,384
Deferred compensation	117,311	119,617
Other	19,975	9,309
Accrued compensation and benefits	$416,375	$354,381

Other current liabilities:
Income taxes payable	—	21,162
Client deposits	56,159	141,102
Other	2,489	155
Other current liabilities	$58,648	$162,419

	June 30, 2022	December 31, 2021
Other long-term liabilities:
Workers compensation reserve	$24,471	$24,130
Professional liability reserve	34,068	34,544
Unrecognized tax benefits	4,731	4,633
Acquisition related liabilities	8,580	—
Other	33,797	33,682
Other long-term liabilities	$105,647	$96,989

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended June 30, 2022, we recorded revenue of $1,426.6 million, as compared to $857.4 million for the same period last year. For the six months ended June 30, 2022, we recorded revenue of $2,979.1 million, as compared to $1,743.4 million for the same period last year.
Nurse and allied solutions segment revenue comprised 78% and 74% of total consolidated revenue for the six months ended June 30, 2022 and 2021, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services. A majority of our placements in this segment are under our managed services solution, however, we also provide traditional direct nurse and allied healthcare staffing solutions of variable assignment lengths.

Physician and leadership solutions segment revenue comprised 12% and 16% of total consolidated revenue for the six months ended June 30, 2022 and 2021, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 10% of total consolidated revenue for both of the six months ended June 30, 2022 and 2021. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) virtual care services, and (6) credentialing services.

As part of our long-term growth strategy to add value for our clients, healthcare professionals, and shareholders, on May 13, 2022 and April 7, 2021, we acquired Connetics and Synzi (including its wholly-owned subsidiary SnapMD), respectively. Connetics specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. Synzi and SnapMD offer virtual care technology platforms; Synzi focuses on the care management and home health markets and primarily serves as a patient communication and engagement platform, while SnapMD focuses on the outpatient market and primarily serves as a clinical communication and documentation platform. See additional information in the accompanying Note (2), “Acquisitions.”
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
Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and since early 2020 through present, the COVID-19 pandemic and the “Great Resignation” have impacted demand. Since late 2020, we have been experiencing historically high demand for nurses and allied healthcare professionals and demand across all segments and business lines is above pre-COVID-19 levels.

Our clients continue to face labor shortages resulting from burnout, attrition, and retirements, resulting in high demand levels across our nurse and allied solutions segment. After another COVID-related surge in the first quarter, travel nurse demand is approaching new normal levels, though still above pre-pandemic levels. Demand in our allied staffing division declined from the all-time high in the first quarter, and remains strong and well-above pre-pandemic levels. The wages for nurses and the corresponding bill rates we charge our clients peaked in the first quarter of 2022 due to the higher demand amidst a clinical labor shortage and our clients’ need to frequently fill positions quickly. Bill rates and clinician compensation declined in the second quarter, but remain well above pre-pandemic levels. We expect bill rates and clinician compensation to decline further in the third quarter and stabilize well above pre-pandemic levels as we exit 2022.

In our physician and leadership solutions segment, demand recovered in the first quarter of 2022 and exceeds pre-pandemic levels. Compared to the first quarter of 2022, we saw a decline in COVID-19 project demand, which was partially offset by strong core demand for our locum tenens and interim leadership businesses. Longer term, we expect continued strong demand resulting from an increased level of burnout and turnover of healthcare leadership roles.

In our technology and workforce solutions segment, our language services business continued to experience increased utilization due to a shift to more virtual interpretation during the pandemic and labor shortages. Bill rates and volumes declined in our VMS business after another COVID surge in the first quarter, but still remained well above pre-pandemic levels. We anticipate bill rates will continue to decline in the third quarter before stabilizing well above pre-pandemic levels towards the end of 2022.

The demand for our recruitment process outsourcing services remained strong as clients look for solutions to help address the increased labor shortages and the need to address vacancies in their permanent roles and challenges with staffing their internal recruiting teams. We expect an elevated level of demand to continue in the current constrained labor market.

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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Connetics and Synzi acquisitions impact the comparability of the results between the three and six months ended June 30, 2022 and 2021, depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.7	67.3	67.9	67.3
Gross profit	32.3	32.7	32.1	32.7
Selling, general and administrative	17.1	18.3	16.9	18.2
Depreciation and amortization	2.3	2.8	2.1	2.8
Income from operations	12.9	11.6	13.1	11.7
Interest expense, net, and other	0.7	1.2	0.6	1.1
Income before income taxes	12.2	10.4	12.5	10.6
Income tax expense	3.5	2.6	3.4	2.7
Net income	8.7%	7.8%	9.1%	7.9%

Comparison of Results for the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenue. Revenue increased 66% to $1,426.6 million for the three months ended June 30, 2022 from $857.4 million for the same period in 2021, primarily attributable to higher organic revenue across our segments.
Nurse and allied solutions segment revenue increased 76% to $1,101.5 million for the three months ended June 30, 2022 from $624.5 million for the same period in 2021. The $477.0 million increase was primarily attributable to a 31% increase in the average number of travelers on assignment, an approximately 31% increase in the average bill rate, and an approximately $81.0 million increase in labor disruption revenue during the three months ended June 30, 2022. The overall increase was partially offset by a 3% decrease in billable hours.
Physician and leadership solutions segment revenue increased 26% to $175.7 million for the three months ended June 30, 2022 from $139.1 million for the same period in 2021. The $36.6 million increase was primarily attributable to growth across businesses within the segment. Revenue in our locum tenens business grew approximately 36% during the three months ended June 30, 2022 primarily due to a 25% increase in the number of days filled and a 9% increase in the revenue per day filled. This growth was driven by a return in core demand and volume. Our interim leadership business experienced an approximately 8% growth, while our physician permanent placement and executive search businesses grew 28% during the three months ended June 30, 2022.
Technology and workforce solutions segment revenue increased 59% to $149.4 million for the three months ended June 30, 2022 from $93.9 million for the same period in 2021. The $55.5 million increase was primarily attributable to growth within our VMS, language services and outsourced solutions businesses. Revenue growth for our VMS and language services businesses was 144% and 17%, respectively, during the three months ended June 30, 2022.
For the three months ended June 30, 2022 and 2021, revenue under our MSP arrangements comprised approximately 60% and 58% of our consolidated revenue, 75% and 75% of our nurse and allied solutions segment revenue, 17% and 15% of our physician and leadership solutions segment revenue, and 1% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 64% to $460.2 million for the three months ended June 30, 2022 from $280.5 million for the same period in 2021, representing gross margins of 32.3% and 32.7%, respectively. The decline in consolidated gross margin for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to (1) a lower margin in our nurse and allied solutions segment driven by higher clinician compensation and a decrease in billable hours, (2) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, and (3) a lower margin in our physician and leadership solutions segment driven by higher clinician compensation and a change in specialty mix in our locum tenens business. The overall decline was partially offset by a higher margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from increased revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the three months ended June 30, 2022 and 2021 was 25.7% and 26.6% for nurse and allied solutions, 34.2% and 36.6% for physician and leadership solutions, and 78.3% and 67.7% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $244.4 million, representing 17.1% of revenue, for the three months ended June 30, 2022, as compared to $156.6 million, representing 18.3% of revenue, for the same period in 2021. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2022	2021
Nurse and allied solutions	$122,426	$76,487
Physician and leadership solutions	40,010	29,014
Technology and workforce solutions	35,408	21,482
Unallocated corporate overhead	38,073	23,627
Share-based compensation	8,513	6,019
	$244,430	$156,629
Depreciation and Amortization Expenses. Amortization expense increased 29% to $20.4 million for the three months ended June 30, 2022 from $15.8 million for the same period in 2021, primarily attributable to (1) the assignment of useful lives to certain tradenames and trademarks intangible assets that were previously not subject to amortization effective December 31, 2021 and (2) additional amortization expenses related to the intangible assets acquired in the Connetics acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 35% to $12.0 million for the three months ended June 30, 2022 from $8.9 million for the same period in 2021, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal systems. Additionally, $1.0 million and $0.6 million of depreciation expense for our language services business is included in cost of revenue for the three months ended June 30, 2022 and 2021, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $10.1 million during the three months ended June 30, 2022 as compared to $10.1 million for the same period in 2021. The slight decrease was primarily due to a lower average debt outstanding balance during the three months ended June 30, 2022, which resulted from repayments of our credit facilities.

Income Tax Expense. Income tax expense was $49.7 million for the three months ended June 30, 2022 as compared to $22.3 million for the same period in 2021, reflecting effective income tax rates of 29% and 25% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $4.1 million of discrete tax expense for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended June 30, 2022 compared to a $1.1 million discrete tax benefit for COLI recognized during the same period in 2021, in relation to income before income taxes of $173.5 million and $89.1 million for the three months ended June 30, 2022 and 2021, respectively. We currently estimate our annual effective tax rate to be approximately 27% for 2022. The 29% effective tax rate for the three months ended June 30, 2022 differs from our estimated annual effective tax rate of 27% primarily due to the discrete tax expense for COLI recognized during the three months ended June 30, 2022, in relation to income before income taxes.

Comparison of Results for the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Revenue. Revenue increased 71% to $2,979.1 million for the six months ended June 30, 2022 from $1,743.4 million for the same period in 2021, primarily attributable to higher organic revenue across our segments.

Nurse and allied solutions segment revenue increased 82% to $2,329.5 million for the six months ended June 30, 2022 from $1,281.1 million for the same period in 2021. The $1,048.4 million increase was primarily attributable to an approximately 36% increase in the average number of travelers on assignment, a 33% increase in the average bill rate, and an approximately $81.0 million increase in labor disruption revenue during the six months ended June 30, 2022. The overall increase was partially offset by a 2% decrease in billable hours.
Physician and leadership solutions segment revenue increased 27% to $355.2 million for the six months ended June 30, 2022 from $279.9 million for the same period in 2021. The $75.3 million increase was primarily attributable to growth across businesses within the segment. Revenue in our locum tenens business grew approximately 33% during the six months ended June 30, 2022 primarily due to a 27% increase in the number of days filled and a 5% increase in the revenue per day filled. This growth was driven by a return in core demand and volume. Our interim leadership business experienced an approximately 11% growth, while our physician permanent placement and executive search businesses grew 36% during the six months ended June 30, 2022.
Technology and workforce solutions segment revenue increased 61% to $294.4 million for the six months ended June 30, 2022 from $182.4 million for the same period in 2021. The $112.0 million increase was primarily attributable to growth within our VMS, language services, and outsourced solutions businesses during the six months ended June 30, 2022. Revenue growth for our VMS and language services businesses was 140% and 18%, respectively, during the six months ended June 30, 2022.
For the six months ended June 30, 2022 and 2021, revenue under our MSP arrangements comprised approximately 64% and 58% of our consolidated revenue, 80% and 75% of our nurse and allied solutions segment revenue, 17% and 14% of our physician and leadership solutions segment revenue, and 2% and 1% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 68% to $956.4 million for the six months ended June 30, 2022 from $569.4 million for the same period in 2021, representing gross margins of 32.1% and 32.7%, respectively. The decline in consolidated gross margin for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to (1) a lower margin in our nurse and allied solutions segment driven by higher clinician compensation, (2) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, and (3) a lower margin in our physician and leadership solutions segment driven by higher clinician compensation and a change in specialty mix in our locum tenens business. The overall decline was partially offset by a higher margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from increased revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the six months ended June 30, 2022 and 2021 was 26.0% and 26.8% for nurse and allied solutions, 34.6% and 36.8% for physician and leadership solutions, and 77.5% and 67.7% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $502.0 million, representing 16.9% of revenue, for the six months ended June 30, 2022, as compared to $317.8 million, representing 18.2% of revenue, for the same period in 2021. The increase in SG&A expenses was primarily due to higher employee compensation and benefits and other expenses associated with our revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2022	2021
Nurse and allied solutions	$249,422	$151,857
Physician and leadership solutions	82,499	59,829
Technology and workforce solutions	68,595	39,801
Unallocated corporate overhead	81,721	51,048
Share-based compensation	19,772	15,306
	$502,009	$317,841
Depreciation and Amortization Expenses. Amortization expense increased 29% to $40.0 million for the six months ended June 30, 2022 from $31.0 million for the same period in 2021, primarily attributable to (1) the assignment of useful lives to certain tradenames and trademarks intangible assets that were previously not subject to amortization effective December 31, 2021 and (2) additional amortization expenses related to the intangible assets acquired in the Connetics and Synzi acquisitions. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 35% to $23.0 million for the six months ended June 30, 2022 from $17.0 million for the same period in 2021, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.8 million and $1.1 million of depreciation expense for our language services business is included in cost of revenue for the six months ended June 30, 2022 and 2021, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $19.7 million during the six months ended June 30, 2022 as compared to $19.1 million for the same period in 2021. The increase was primarily due to a $1.3 million gain related to the change in fair value of an equity investment during the six months ended June 30, 2021. The overall increase was partially offset by a lower average debt outstanding balance during the six months ended June 30, 2022, which resulted from repayments of our variable rate credit facilities.
Income Tax Expense. Income tax expense was $102.0 million for the six months ended June 30, 2022 as compared to $47.4 million for the same period in 2021, reflecting effective income tax rates of 27% and 26% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $1.7 million of net discrete tax expense during the six months ended June 30, 2022 compared to $3.5 million of net discrete tax benefits recognized during the same period in 2021, in relation to income before income taxes of $371.8 million and $184.5 million for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$424,677	$210,625
Net cash used in investing activities	(115,762)	(53,609)
Net cash used in financing activities	(411,688)	(30,703)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of June 30, 2022, (1) no amount was drawn with $378.6 million of available credit under our $400.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our amended credit agreement, under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2021 Annual Report.
As of June 30, 2022, the total of our contractual obligations under operating leases with initial terms in excess of one year was $20.7 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2021 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $424.7 million, compared to $210.6 million for the same period in 2021. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in net income excluding non-cash expenses of $178.3 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in accounts receivable and subcontractor receivables between periods of $136.8 million due to a smaller increase in the receivables balance during the six months ended June 30, 2022, which was primarily due to increases in revenue and associate vendor usage during 2021, and (3) a decrease in prepaid expenses between periods of $49.3 million primarily due to refunds received for prepayments to third-party vendors related to labor disruption services. The overall increase in net cash provided by operating activities was partially offset by (1) a decrease in other liabilities between periods of $99.0 million primarily due to cash paid for income taxes and client deposits related to labor disruption services that were returned during the six months ended June 30, 2022 and (2) a decrease in accounts payable and accrued expenses between periods of $62.4 million primarily due to a smaller increase in associate vendor usage during the six months ended June 30, 2022. Our Days Sales Outstanding (“DSO”) was 50 days at June 30, 2022, 53 days at December 31, 2021, and 50 days at June 30, 2021.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $115.8 million, compared to net cash used in investing activities of $53.6 million for the same period in 2021. The increase was primarily due to (1) $69.8 million used for acquisitions during the six months ended June 30, 2022, as compared to $41.3 million during the six months ended June 30, 2021, and (2) a net purchase of investments of $1.6 million during the six months ended June 30, 2022, as compared to net proceeds of $12.7 million during the six months ended June 30, 2021. In addition, capital expenditures were $30.8 million and $23.1 million for the six months ended June 30, 2022 and 2021, respectively.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 was $411.7 million due to $401.9 million paid in connection with the repurchase of our common stock and $9.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the six months ended June 30, 2021 was $30.7 million, primarily due to (1) repayments of $70.0 million under the Senior Credit Facility and $21.9 million under our then-existing secured term loan credit facility, (2) $5.7 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million for acquisition earn-out payments, partially offset by borrowings of $70.0 million under the Senior Credit Facility.
Letters of Credit
At June 30, 2022, we maintained outstanding standby letters of credit totaling $22.0 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $22.0 million of outstanding letters of credit, we have collateralized $0.6 million in cash and cash equivalents and the remaining $21.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2021 totaled $23.6 million.

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
•the effects of economic downturns, inflation, recession or slow recoveries, which could result in less demand for our services, pricing pressures and negatively impact payments terms and collectability of accounts receivable;
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

•any failure to further develop and evolve our current workforce solutions technology offerings and capabilities, which may harm our business and/or impact our ability to compete with new technologies and competitors;
•disruption to or failures of our SaaS-based or technology-enabled services, or our inability to adequately protect our intellectual property rights with respect to such technologies or sufficiently protect the privacy of personal information, could reduce client satisfaction, harm our reputation and negatively affect our business;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2022, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022 and June 15, 2022, we announced increases to the repurchase program under which we may repurchase an additional $150.0 million, $300.0 million, and $250.0 million, respectively, of our outstanding common stock. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.

During the six months ended June 30, 2022, we repurchased 4,174 thousand shares of common stock at an average price of $96.26 per share excluding broker’s fees, resulting in an aggregate purchase price of $401.9 million, funded through cash on hand. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2021 Annual Report.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2022	690,783	$97.98	690,783	$110,467,685
February 1 - 28, 2022	648,346	$99.67	648,346	$345,825,167
March 1 - 31, 2022	958,545	$99.79	958,545	$250,144,621
April 1 - 30, 2022	104,843	$101.59	104,843	$239,490,711
May 1 - 31, 2022	1,771,240	$92.12	1,771,240	$76,278,235
June 1 - 30, 2022	—	$—	—	$326,278,235

Total	4,173,757	$96.26	4,173,757	$326,278,235

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare Services, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement).**

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Corrected version of a previously filed exhibit. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2022

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)