Form 10-Q
period 2022-09-30
AMN HEALTHCARE SERVICES INC
filed 2022-11-04
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November 2, 2022, there were 43,335,911 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$155,723	$180,928
Accounts receivable, net of allowances of $15,194 and $6,838 at September 30, 2022 and December 31, 2021, respectively	724,966	789,131
Accounts receivable, subcontractor	253,954	239,719
Prepaid expenses	17,019	72,460
Other current assets	54,504	66,830
Total current assets	1,206,166	1,349,068
Restricted cash, cash equivalents and investments	64,883	64,482
Fixed assets, net of accumulated depreciation of $212,702 and $189,954 at September 30, 2022 and December 31, 2021, respectively	140,995	127,114
Operating lease right-of-use assets	18,505	27,771
Other assets	152,970	156,670
Goodwill	935,675	892,341
Intangible assets, net of accumulated amortization of $339,092 and $278,249 at September 30, 2022 and December 31, 2021, respectively	499,067	514,460
Total assets	$3,018,261	$3,131,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$459,237	$425,257
Accrued compensation and benefits	338,833	354,381
Current portion of operating lease liabilities	8,226	11,383
Deferred revenue	15,060	15,950
Other current liabilities	69,890	162,419
Total current liabilities	891,246	969,390
Notes payable, net of unamortized fees and premium	843,210	842,322
Deferred income taxes, net	42,159	47,814
Operating lease liabilities	10,785	13,364
Other long-term liabilities	98,228	96,989
Total liabilities	1,885,628	1,969,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,087 issued and 43,327 outstanding at September 30, 2022 and 49,849 issued and 47,263 outstanding at December 31, 2021	501	498
Additional paid-in capital	497,744	486,709
Treasury stock, at cost; 6,760 and 2,586 shares at September 30, 2022 and December 31, 2021, respectively	(523,722)	(121,831)
Retained earnings	1,159,199	796,946
Accumulated other comprehensive loss	(1,089)	(295)
Total stockholders’ equity	1,132,633	1,162,027
Total liabilities and stockholders’ equity	$3,018,261	$3,131,906

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,138,586	$877,800	$4,117,731	$2,621,190
Cost of revenue	753,560	571,935	2,776,300	1,745,914
Gross profit	385,026	305,865	1,341,431	875,276
Operating expenses:
Selling, general and administrative	215,419	173,932	717,428	491,773
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	33,239	26,104	96,169	74,098
Total operating expenses	248,658	200,036	813,597	565,871
Income from operations	136,368	105,829	527,834	309,405
Interest expense, net, and other	8,961	5,223	28,630	24,278
Income before income taxes	127,407	100,606	499,204	285,127
Income tax expense	34,962	26,583	136,951	73,956
Net income	$92,445	$74,023	$362,253	$211,171

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	(219)	11	(794)	(10)
Other comprehensive income (loss)	(219)	11	(794)	(10)

Comprehensive income	$92,226	$74,034	$361,459	$211,161

Net income per common share:
Basic	$2.11	$1.55	$8.04	$4.43
Diluted	$2.10	$1.54	$7.99	$4.40
Weighted average common shares outstanding:
Basic	43,785	47,737	45,056	47,666
Diluted	44,039	48,080	45,332	48,022

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Equity awards vested, net of shares withheld for taxes	132	1	(5,259)	—	—	—	—	(5,258)
Share-based compensation	—	—	9,287	—	—	—	—	9,287
Comprehensive income (loss)	—	—	—	—	—	70,378	(24)	70,354
Balance, March 31, 2021	49,746	$497	$472,754	(2,561)	$(119,143)	$539,936	$16	$894,060
Equity awards vested, net of shares withheld for taxes	78	1	(471)	—	—	—	—	(470)
Share-based compensation	—	—	6,019	—	—	—	—	6,019
Comprehensive income	—	—	—	—	—	66,770	3	66,773
Balance, June 30, 2021	49,824	$498	$478,302	(2,561)	$(119,143)	$606,706	$19	$966,382
Equity awards vested, net of shares withheld for taxes	12	—	(527)	—	—	—	—	(527)
Share-based compensation	—	—	2,589	—	—	—	—	2,589
Comprehensive income	—	—	—	—	—	74,023	11	74,034
Balance, September 30, 2021	49,836	$498	$480,364	(2,561)	$(119,143)	$680,729	$30	$1,042,478

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock into treasury	—	—	—	(2,298)	(228,024)	—	—	(228,024)
Equity awards vested, net of shares withheld for taxes	164	2	(9,433)	—	—	—	—	(9,431)
Share-based compensation	—	—	11,259	—	—	—	—	11,259
Comprehensive income (loss)	—	—	—	—	—	146,008	(907)	145,101
Balance, March 31, 2022	50,013	$500	$488,535	(4,884)	$(349,855)	$942,954	$(1,202)	$1,080,932
Repurchase of common stock into treasury	—	—	—	(1,876)	(173,867)	—	—	(173,867)
Equity awards vested, net of shares withheld for taxes	19	—	(366)	—	—	—	—	(366)
Share-based compensation	—	—	8,513	—	—	—	—	8,513
Comprehensive income	—	—	—	—	—	123,800	332	124,132
Balance, June 30, 2022	50,032	$500	$496,682	(6,760)	$(523,722)	$1,066,754	$(870)	$1,039,344
Equity awards vested, net of shares withheld for taxes	55	1	(3,836)	—	—	—	—	(3,835)
Share-based compensation	—	—	4,898	—	—	—	—	4,898
Comprehensive income (loss)	—	—	—	—	—	92,445	(219)	92,226
Balance, September 30, 2022	50,087	$501	$497,744	(6,760)	$(523,722)	$1,159,199	$(1,089)	$1,132,633

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$362,253	$211,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	99,087	75,871
Non-cash interest expense and other	1,427	(4,541)
Write-off of fees on credit facilities and senior notes	—	158
Change in fair value of contingent consideration	(1,190)	—
Increase in allowance for credit losses and sales credits	22,199	2,103
Provision for deferred income taxes	(5,364)	(4,328)
Share-based compensation	24,670	17,895
Loss on disposal or sale of fixed assets	571	386
Net loss (gain) on investments in available-for-sale securities	652	(41)
Net loss (gain) on deferred compensation balances	(1,324)	96
Non-cash lease expense	4,818	(257)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	44,532	(196,342)
Accounts receivable, subcontractor	(14,235)	(67,641)
Income taxes receivable	(1,426)	5,472
Prepaid expenses	55,495	(5,695)
Other current assets	12,399	3,411
Other assets	(608)	780
Accounts payable and accrued expenses	31,855	112,183
Accrued compensation and benefits	2,937	96,666
Other liabilities	(99,534)	(26,268)
Deferred revenue	(809)	6,276
Restricted investments balance	—	16
Net cash provided by operating activities	538,405	227,371

Cash flows from investing activities:
Purchase and development of fixed assets	(51,229)	(38,710)
Purchase of investments	(13,152)	(32,437)
Proceeds from sale and maturity of investments	12,549	40,000
Purchase of equity investment	—	(500)
Proceeds from sale of equity investment	68	78
Payments to fund deferred compensation plan	(21,411)	(6,094)
Cash paid for acquisitions, net of cash and restricted cash received	(69,801)	(41,264)
Cash paid for other intangibles	(5,091)	(90)
Net cash used in investing activities	(148,067)	(79,017)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Payments on term loans	—	(21,875)
Payments on revolving credit facility	—	(70,000)
Proceeds from revolving credit facility	—	70,000
Repurchase of common stock	(401,891)	—
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	(3,100)
Cash paid for shares withheld for taxes	(13,632)	(6,255)
Net cash used in financing activities	(415,523)	(31,230)
Effect of exchange rate changes on cash	—	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,185)	117,114
Cash, cash equivalents and restricted cash at beginning of period	246,714	83,990
Cash, cash equivalents and restricted cash at end of period	$221,529	$201,104

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$10,700	$35,066
Cash paid for interest (net of $452 and $248 capitalized for the nine months ended September 30, 2022 and 2021, respectively)	$18,950	$19,301
Cash paid for income taxes	$164,757	$72,863
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$2,731	$1,906
Goodwill	43,301	28,135
Intangible assets	40,200	12,440
Liabilities assumed	(8,431)	(1,217)
Contingent consideration liabilities	(8,000)	—
Net cash paid for acquisitions	$69,801	$41,264
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$5,187	$5,080

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

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$155,723	$180,928
Restricted cash and cash equivalents (included in other current assets)	27,764	29,262
Restricted cash, cash equivalents and investments	64,883	64,482
Total cash, cash equivalents and restricted cash and investments	248,370	274,672
Less restricted investments	(26,841)	(27,958)
Total cash, cash equivalents and restricted cash	$221,529	$246,714
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2022	2021
Balance as of January 1,	$6,838	$7,043
Provision for expected credit losses	10,129	325
Amounts written off charged against the allowance	(1,773)	(1,220)
Balance as of September 30,	$15,194	$6,148

2. ACQUISITIONS
As set forth below, the Company completed two acquisitions during the period of January 1, 2021 through September 30, 2022, which were accounted for using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through September 30, 2022. The allocations will continue to be updated through the measurement period, if necessary. The goodwill recognized for these acquisitions is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. For each acquisition, the Company did not incur any material acquisition-related costs.
Connetics Acquisition
On May 13, 2022, the Company completed its acquisition of Connetics Communications, LLC (“Connetics”), which specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. The initial purchase price of $78,764 included (1) $70,764 cash consideration paid upon acquisition, funded through cash on hand, and (2) contingent consideration (earn-out payment) of up to $12,500 with an estimated fair value of $8,000 as of the acquisition date. The contingent earn-out payment is based on the operating results of Connetics for the twelve months ending May 31, 2023. The results of Connetics have been included in the Company’s nurse and allied solutions segment since the date of acquisition.
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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$92,445	$74,023	$362,253	$211,171

Net income per common share - basic	$2.11	$1.55	$8.04	$4.43
Net income per common share - diluted	$2.10	$1.54	$7.99	$4.40

Weighted average common shares outstanding - basic	43,785	47,737	45,056	47,666
Plus dilutive effect of potential common shares	254	343	276	356
Weighted average common shares outstanding - diluted	44,039	48,080	45,332	48,022
Share-based awards to purchase 14 and 15 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2022, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 21 and 26 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2021, respectively, because the effect of these instruments was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Nurse and allied solutions	$828,317	$627,049	$3,157,834	$1,908,195
Physician and leadership solutions	175,152	150,663	530,355	430,523
Technology and workforce solutions	135,117	100,088	429,542	282,472
	$1,138,586	$877,800	$4,117,731	$2,621,190
Segment operating income
Nurse and allied solutions	$115,182	$92,564	$471,141	$283,768
Physician and leadership solutions	23,904	19,301	64,280	62,366
Technology and workforce solutions	71,145	47,210	232,526	131,952
	210,231	159,075	767,947	478,086
Unallocated corporate overhead	34,635	23,867	116,356	74,915
Depreciation and amortization	33,239	26,104	96,169	74,098
Depreciation (included in cost of revenue)	1,091	686	2,918	1,773
Share-based compensation	4,898	2,589	24,670	17,895
Interest expense, net, and other	8,961	5,223	28,630	24,278
Income before income taxes	$127,407	$100,606	$499,204	$285,127

The following tables present the Company’s revenue disaggregated by service type. Prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue by reportable segment.

	Three Months Ended September 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$583,463	$—	$—	$583,463
Labor disruption services	19,479	—	—	19,479
Local staffing	31,814	—	—	31,814
Allied staffing	190,044	—	—	190,044
Locum tenens staffing	—	106,055	—	106,055
Interim leadership staffing	—	47,559	—	47,559
Temporary staffing	824,800	153,614	—	978,414
Permanent placement	3,517	21,538	—	25,055
Language services	—	—	55,502	55,502
Vendor management systems	—	—	60,304	60,304
Other technologies	—	—	7,290	7,290
Technology-enabled services	—	—	123,096	123,096
Talent planning and acquisition	—	—	12,021	12,021
Total revenue	$828,317	$175,152	$135,117	$1,138,586

	Three Months Ended September 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$444,803	$—	$—	$444,803
Labor disruption services	22,573	—	—	22,573
Local staffing	23,272	—	—	23,272
Allied staffing	136,401	—	—	136,401
Locum tenens staffing	—	88,994	—	88,994
Interim leadership staffing	—	43,814	—	43,814
Temporary staffing	627,049	132,808	—	759,857
Permanent placement	—	17,855	—	17,855
Language services	—	—	47,135	47,135
Vendor management systems	—	—	33,467	33,467
Other technologies	—	—	7,819	7,819
Technology-enabled services	—	—	88,421	88,421
Talent planning and acquisition	—	—	11,667	11,667
Total revenue	$627,049	$150,663	$100,088	$877,800

	Nine Months Ended September 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,329,240	$—	$—	$2,329,240
Labor disruption services	102,549	—	—	102,549
Local staffing	109,265	—	—	109,265
Allied staffing	611,226	—	—	611,226
Locum tenens staffing	—	324,663	—	324,663
Interim leadership staffing	—	139,519	—	139,519
Temporary staffing	3,152,280	464,182	—	3,616,462
Permanent placement	5,554	66,173	—	71,727
Language services	—	—	158,031	158,031
Vendor management systems	—	—	210,470	210,470
Other technologies	—	—	21,787	21,787
Technology-enabled services	—	—	390,288	390,288
Talent planning and acquisition	—	—	39,254	39,254
Total revenue	$3,157,834	$530,355	$429,542	$4,117,731

	Nine Months Ended September 30, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,400,629	$—	$—	$1,400,629
Labor disruption services	25,126	—	—	25,126
Local staffing	80,932	—	—	80,932
Allied staffing	401,508	—	—	401,508
Locum tenens staffing	—	253,190	—	253,190
Interim leadership staffing	—	126,584	—	126,584
Temporary staffing	1,908,195	379,774	—	2,287,969
Permanent placement	—	50,749	—	50,749
Language services	—	—	133,706	133,706
Vendor management systems	—	—	96,086	96,086
Other technologies	—	—	21,791	21,791
Technology-enabled services	—	—	251,583	251,583
Talent planning and acquisition	—	—	30,889	30,889
Total revenue	$1,908,195	$430,523	$282,472	$2,621,190
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2022	$339,015	$152,800	$400,526	$892,341
Goodwill adjustment for Synzi and SnapMD acquisition	—	—	33	33
Goodwill from Connetics acquisition	43,301	—	—	43,301
Balance, September 30, 2022	$382,316	$152,800	$400,559	$935,675
Accumulated impairment loss as of December 31, 2021 and September 30, 2022	$154,444	$60,495	$—	$214,939

6. FAIR VALUE MEASUREMENT

The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2021 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2022.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The Company’s cash equivalents also include commercial paper classified as Level 2 in the fair value hierarchy. Of the $29,296 commercial paper issued and outstanding as of September 30, 2022, none had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021, the Company had $80,596 commercial paper issued and outstanding, of which none had original maturities greater than three months and were considered available-for-sale securities.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company also include corporate bonds that are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. As of September 30, 2022, the Company had $26,841 corporate bonds issued and outstanding, all of which had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021, the Company had $29,159 corporate bonds issued and outstanding, of which $27,958 had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2022				Fair Value Measurements as of December 31, 2021
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$125,859	$—	$—	$125,859	$91,454	$—	$—	$91,454
Deferred compensation	(116,922)	—	—	(116,922)	(119,617)	—	—	(119,617)
Corporate bonds	—	26,841	—	26,841	—	29,159	—	29,159
Commercial paper	—	29,296	—	29,296	—	80,596	—	80,596
Acquisition contingent consideration liabilities	—	—	(6,810)	(6,810)	—	—	—	—

Level 3 Information
The following tables set forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$(8,580)	$—	$—	$(8,000)
Settlement of b4health contingent consideration liability for year ended December 31, 2020	—	—	—	8,000
Contingent consideration liability from Connetics acquisition on May 13, 2022	—	—	(8,000)	—
Change in fair value of contingent consideration liability from Connetics acquisition	1,770	—	1,190	—
Ending balance	$(6,810)	$—	$(6,810)	$—
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $22,633 as of both September 30, 2022 and December 31, 2021.
There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, long-lived assets, or equity investments, and no impairment charges recorded during the nine months ended September 30, 2022 and 2021.
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

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$447,500	$500,000	$517,500
2029 Notes	350,000	294,000	350,000	353,500
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2022, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2018.

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
The Company deferred payment of the employer’s share of payroll taxes of $48,452. Approximately half of such taxes was paid during 2021 and the other half is to be paid by the end of 2022, which is included in accrued compensation and benefits in the consolidated balance sheets as of both September 30, 2022 and December 31, 2021. The Company claimed an employee retention tax credit of $1,756.

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

Because of the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. The Company has recorded accruals in connection with the matters described above amounting to $37,225. The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued as of both September 30, 2022 and December 31, 2021 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.
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

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2022	December 31, 2021
Other current assets:
Restricted cash and cash equivalents	$27,764	$29,262
Income taxes receivable	1,426	—
Other	25,314	37,568
Other current assets	$54,504	$66,830

Prepaid expenses:
Prepaid payroll deposits	$—	$60,014
Other	17,019	12,446
Prepaid expenses	17,019	72,460

Fixed assets:
Furniture and equipment	$47,618	$43,134
Software	303,197	265,137
Leasehold improvements	2,882	8,797
	353,697	317,068
Accumulated depreciation	(212,702)	(189,954)
Fixed assets, net	$140,995	$127,114

Other assets:
Life insurance cash surrender value	$110,279	$115,095
Other	42,691	41,575
Other assets	$152,970	$156,670

Accounts payable and accrued expenses:
Trade accounts payable	$84,334	$77,325
Subcontractor payable	254,697	261,689
Accrued expenses	89,196	61,220
Loss contingencies	14,933	10,400
Professional liability reserve	7,712	7,127
Other	8,365	7,496
Accounts payable and accrued expenses	$459,237	$425,257

Accrued compensation and benefits:
Accrued payroll	$93,495	$98,817
Accrued bonuses and commissions	90,640	105,155
Accrued travel expense	2,312	3,058
Health insurance reserve	7,685	6,041
Workers compensation reserve	11,500	12,384
Deferred compensation	116,922	119,617
Other	16,279	9,309
Accrued compensation and benefits	$338,833	$354,381

Other current liabilities:
Acquisition related liabilities	$6,810	$—
Income taxes payable	—	21,162
Client deposits	61,319	141,102
Other	1,761	155
Other current liabilities	$69,890	$162,419

	September 30, 2022	December 31, 2021
Other long-term liabilities:
Workers compensation reserve	$22,633	$24,130
Professional liability reserve	38,163	34,544
Unrecognized tax benefits	4,785	4,633
Other	32,647	33,682
Other long-term liabilities	$98,228	$96,989

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended September 30, 2022, we recorded revenue of $1,138.6 million, as compared to $877.8 million for the same period last year. For the nine months ended September 30, 2022, we recorded revenue of $4,117.7 million, as compared to $2,621.2 million for the same period last year.
Nurse and allied solutions segment revenue comprised 77% and 73% of total consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary nursing and allied staffing needs of a client. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services. A majority of our placements in this segment are under our managed services solution, however, we also provide traditional direct nurse and allied healthcare staffing solutions of variable assignment lengths.

Physician and leadership solutions segment revenue comprised 13% and 16% of total consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.

Technology and workforce solutions segment revenue comprised 10% and 11% of total consolidated revenue for both of the nine months ended September 30, 2022 and 2021, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, (5) virtual care services, and (6) credentialing services.

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

We continue to see high demand levels across our nurse and allied solutions segment driven by vacancies resulting from burnout, attrition, and retirements. In the third quarter, we also saw demand increase due to seasonal needs including flu clinics, winter orders, and staffing in school settings. Demand remains above pre-pandemic levels as the industry approaches what we believe to be new normal levels. The wages for nurses and the corresponding bill rates we charge our clients peaked in the first quarter of 2022. Bill rates and clinician compensation declined in the second and third quarters, but remain well above prior year and pre-pandemic levels. We expect bill rates and clinician compensation to decline at a slower rate in the fourth quarter and remain above pre-pandemic levels as we exit 2022.

Demand across our physician and leadership solutions segment exceeded pre-pandemic levels during the first half of 2022. Compared to the second quarter of 2022, we saw a decline in our interim leadership business as some healthcare organizations are streamlining leadership roles to reduce costs. We expect continued strong demand for locum tenens staffing in the fourth quarter of 2022.

In our technology and workforce solutions segment, our language services business continued to experience increased utilization due to a shift to more virtual interpretation during the pandemic and labor shortages. Bill rates and volumes declined in our VMS business from peak levels in the first quarter, but still remained well above pre-pandemic levels. We anticipate bill rates will continue to decline in the fourth quarter before stabilizing well above pre-pandemic levels towards the end of 2022.

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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-

insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2021 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Connetics and Synzi acquisitions impact the comparability of the results between the three and nine months ended September 30, 2022 and 2021, depending on the timing of the applicable acquisition. Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.2	65.2	67.4	66.6
Gross profit	33.8	34.8	32.6	33.4
Selling, general and administrative	18.9	19.8	17.4	18.8
Depreciation and amortization	2.9	2.9	2.4	2.8
Income from operations	12.0	12.1	12.8	11.8
Interest expense, net, and other	0.8	0.6	0.7	0.9
Income before income taxes	11.2	11.5	12.1	10.9
Income tax expense	3.1	3.1	3.3	2.8
Net income	8.1%	8.4%	8.8%	8.1%

Comparison of Results for the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue. Revenue increased 30% to $1,138.6 million for the three months ended September 30, 2022 from $877.8 million for the same period in 2021, primarily attributable to higher organic revenue across our segments.
Nurse and allied solutions segment revenue increased 32% to $828.3 million for the three months ended September 30, 2022 from $627.0 million for the same period in 2021. The $201.3 million increase was primarily attributable to a 23% increase in the average number of travelers on assignment and an approximately 13% increase in the average bill rate during the three months ended September 30, 2022. The overall increase was partially offset by a 2% decrease in billable hours.
Physician and leadership solutions segment revenue increased 16% to $175.2 million for the three months ended September 30, 2022 from $150.7 million for the same period in 2021. The $24.5 million increase was attributable to growth in our core businesses across the segment, partially offset by lower COVID-19 project work. Revenue in our locum tenens business grew approximately 19% during the three months ended September 30, 2022 primarily due to a 13% increase in the number of days filled and a 6% increase in the revenue per day filled. This growth was driven by a return in core demand and volume. Our interim leadership business experienced an approximately 9% growth, while our physician permanent placement and executive search businesses grew 21% during the three months ended September 30, 2022.
Technology and workforce solutions segment revenue increased 35% to $135.1 million for the three months ended September 30, 2022 from $100.1 million for the same period in 2021. The $35.0 million increase was primarily attributable to growth within our VMS and language services businesses. Revenue growth for our VMS and language services businesses was 80% and 18%, respectively, during the three months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, revenue under our MSP arrangements comprised approximately 61% and 52% of our consolidated revenue, 79% and 69% of our nurse and allied solutions segment revenue, 18% and 16% of our physician and leadership solutions segment revenue, and 2% and 3% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 26% to $385.0 million for the three months ended September 30, 2022 from $305.9 million for the same period in 2021, representing gross margins of 33.8% and 34.8%, respectively. The decline in consolidated gross margin for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to (1) a lower margin in our nurse and allied solutions segment driven by higher clinician compensation and lower billable hours and (2) a lower margin in our physician and leadership solutions segment driven by higher clinician compensation and a change in specialty mix in our locum tenens business. The overall decline was partially offset by a higher margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from increased revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the three months ended September 30, 2022 and 2021 was 27.0% and 29.3% for nurse and allied solutions, 34.0% and 34.8% for physician and leadership solutions, and 75.6% and 69.4% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $215.4 million, representing 18.9% of revenue, for the three months ended September 30, 2022, as compared to $173.9 million, representing 19.8% of revenue, for the same period in 2021. The increase in SG&A expenses was primarily due to $18.3 million of higher employee compensation and benefits to support revenue growth and a $10.4 million increase in other expenses associated with the revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2022	2021
Nurse and allied solutions	$108,163	$91,449
Physician and leadership solutions	35,596	33,070
Technology and workforce solutions	32,127	22,957
Unallocated corporate overhead	34,635	23,867
Share-based compensation	4,898	2,589
	$215,419	$173,932
Depreciation and Amortization Expenses. Amortization expense increased 31% to $20.9 million for the three months ended September 30, 2022 from $16.0 million for the same period in 2021, primarily attributable to (1) the assignment of useful lives to certain tradenames and trademarks intangible assets that were previously not subject to amortization effective December 31, 2021 and (2) additional amortization expenses related to the intangible assets acquired in the Connetics acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 23% to $12.4 million for the three months ended September 30, 2022 from $10.1 million for the same period in 2021, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal systems. Additionally, $1.1 million and $0.7 million of depreciation expense for our language services business is included in cost of revenue for the three months ended September 30, 2022 and 2021, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $9.0 million during the three months ended September 30, 2022 as compared to $5.2 million for the same period in 2021. The increase was primarily due to a $5.4 million gain related to the change in fair value of an equity investment during the three months ended September 30, 2021.

Income Tax Expense. Income tax expense was $35.0 million for the three months ended September 30, 2022 as compared to $26.6 million for the same period in 2021, reflecting effective income tax rates of 27% and 26% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $1.5 million of discrete tax expense for fair value changes in the cash surrender value of our Company Owned Life Insurance (“COLI”) during the three months ended September 30, 2022 compared to a $0.6 million discrete tax benefit for COLI recognized during the same period in 2021, in relation to income before income taxes of $127.4 million and $100.6 million for the three months ended September 30, 2022 and 2021, respectively. We currently estimate our annual effective tax rate to be approximately 27% for 2022.

Comparison of Results for the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Revenue. Revenue increased 57% to $4,117.7 million for the nine months ended September 30, 2022 from $2,621.2 million for the same period in 2021, primarily attributable to higher organic revenue across our segments.
Nurse and allied solutions segment revenue increased 65% to $3,157.8 million for the nine months ended September 30, 2022 from $1,908.2 million for the same period in 2021. The $1,249.6 million increase was primarily attributable to an approximately 32% increase in the average number of travelers on assignment, a 27% increase in the average bill rate, and an approximately $77.0 million increase in labor disruption revenue during the nine months ended September 30, 2022. The overall increase was partially offset by a 2% decrease in billable hours.
Physician and leadership solutions segment revenue increased 23% to $530.4 million for the nine months ended September 30, 2022 from $430.5 million for the same period in 2021. The $99.9 million increase was attributable to growth in our core businesses across the segment, partially offset by lower COVID-19 project work. Revenue in our locum tenens business grew approximately 28% during the nine months ended September 30, 2022 primarily due to a 22% increase in the number of days filled and a 5% increase in the revenue per day filled. This growth was driven by a return in core demand and volume. Our interim leadership business experienced an approximately 10% growth, while our physician permanent placement and executive search businesses grew 30% during the nine months ended September 30, 2022.
Technology and workforce solutions segment revenue increased 52% to $429.5 million for the nine months ended September 30, 2022 from $282.5 million for the same period in 2021. The $147.0 million increase was primarily attributable to growth within our VMS and language services businesses during the nine months ended September 30, 2022. Revenue growth for our VMS and language services businesses was 119% and 18%, respectively, during the nine months ended September 30, 2022.
For the nine months ended September 30, 2022 and 2021, revenue under our MSP arrangements comprised approximately 63% and 55% of our consolidated revenue, 80% and 73% of our nurse and allied solutions segment revenue, 17% and 15% of our physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 53% to $1,341.4 million for the nine months ended September 30, 2022 from $875.3 million for the same period in 2021, representing gross margins of 32.6% and 33.4%, respectively. The decline in consolidated gross margin for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to (1) a lower margin in our nurse and allied solutions segment driven by higher clinician compensation, (2) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, and (3) a lower margin in our physician and leadership solutions segment driven by higher clinician compensation and a change in specialty mix in our locum tenens business. The overall decline was partially offset by a higher margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from increased revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the nine months ended September 30, 2022 and 2021 was 26.2% and 27.6% for nurse and allied solutions, 34.4% and 36.1% for physician and leadership solutions, and 76.9% and 68.3% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $717.4 million, representing 17.4% of revenue, for the nine months ended September 30, 2022, as compared to $491.8 million, representing 18.8% of revenue, for the same period in 2021. The increase in SG&A expenses was primarily due to $159.3 million of higher employee compensation and benefits, a $21.1 million increase in other expenses related to revenue growth, and a $6.8 million increase in share-based compensation expense. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2022	2021
Nurse and allied solutions	$357,585	$243,306
Physician and leadership solutions	118,095	92,899
Technology and workforce solutions	100,722	62,758
Unallocated corporate overhead	116,356	74,915
Share-based compensation	24,670	17,895
	$717,428	$491,773
Depreciation and Amortization Expenses. Amortization expense increased 29% to $60.8 million for the nine months ended September 30, 2022 from $47.0 million for the same period in 2021, primarily attributable to (1) the assignment of useful lives to certain tradenames and trademarks intangible assets that were previously not subject to amortization effective December 31, 2021 and (2) additional amortization expenses related to the intangible assets acquired in the Connetics and Synzi acquisitions. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 30% to $35.3 million for the nine months ended September 30, 2022 from $27.1 million for the same period in 2021, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $2.9 million and $1.8 million of depreciation expense for our language services business is included in cost of revenue for the nine months ended September 30, 2022 and 2021, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $28.6 million during the nine months ended September 30, 2022 as compared to $24.3 million for the same period in 2021. The increase was primarily due to a $6.7 million gain related to the change in fair value of an equity investment during the nine months ended September 30, 2021. The overall increase was partially offset by a lower average debt outstanding balance during the nine months ended September 30, 2022, which resulted from repayments of our variable rate credit facilities.
Income Tax Expense. Income tax expense was $137.0 million for the nine months ended September 30, 2022 as compared to $74.0 million for the same period in 2021, reflecting effective income tax rates of 27% and 26% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $2.5 million of net discrete tax expense during the nine months ended September 30, 2022 compared to $4.3 million of net discrete tax benefits recognized during the same period in 2021, in relation to income before income taxes of $499.2 million and $285.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$538,405	$227,371
Net cash used in investing activities	(148,067)	(79,017)
Net cash used in financing activities	(415,523)	(31,230)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities. As of September 30, 2022, (1) no amount was drawn with $378.6 million of available credit under our $400.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our amended credit agreement, under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2021 Annual Report.
As of September 30, 2022, the total of our contractual obligations under operating leases with initial terms in excess of one year was $19.7 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2021 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
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

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $538.4 million, compared to $227.4 million for the same period in 2021. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in net income excluding non-cash expenses of $209.3 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in accounts receivable and subcontractor receivables between periods of $294.3 million primarily due to a decrease in the receivables balance in the current year as compared to an increase in the prior year, which was due to increases in revenue and associate vendor usage in the prior year along with timing of collections, and (3) a decrease in prepaid expenses between periods of $61.2 million primarily due to refunds received for prepayments to third-party vendors related to labor disruption services. The overall increase in net cash provided by operating activities was partially offset by (1) a decrease in accrued compensation and benefits between periods of $93.7 million primarily due to prior year increases in pay rates, billable hours, and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits in 2021, (2) a decrease in accounts payable and accrued expenses between periods of $80.3 million primarily due to an increase in associate vendor usage in 2021, and (3) a decrease in other liabilities between periods of $73.3 million primarily due to cash paid for income taxes and client deposits related to labor disruption services that were returned during the nine months ended September 30, 2022. Our Days Sales Outstanding (“DSO”) was 59 days at September 30, 2022, 53 days at December 31, 2021, and 60 days at September 30, 2021.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $148.1 million, compared to net cash used in investing activities of $79.0 million for the same period in 2021. The increase was primarily due to (1) $69.8 million used for acquisitions during the nine months ended September 30, 2022, as compared to $41.3 million during the nine months ended September 30, 2021, (2) $21.4 million of payments to fund the deferred compensation plan during the nine months ended September 30, 2022 as compared to $6.1 million of payments during the nine months ended September 30, 2021, and (3) a net purchase of investments of $0.6 million during the nine months ended September 30, 2022, as compared to net proceeds of $7.6 million during the nine months ended September 30, 2021. In addition, capital expenditures were $51.2 million and $38.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 was $415.5 million due to $401.9 million paid in connection with the repurchase of our common stock and $13.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the nine months ended September 30, 2021 was $31.2 million due to (1) repayments of $70.0 million under the Senior Credit Facility and $21.9 million under our then-existing secured term loan credit facility, (2) $6.3 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million for acquisition earn-out payments, partially offset by borrowings of $70.0 million under the Senior Credit Facility.
Letters of Credit
At September 30, 2022, we maintained outstanding standby letters of credit totaling $22.0 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $22.0 million of outstanding letters of credit, we have collateralized $0.6 million in cash and cash equivalents and the remaining $21.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2021 totaled $23.6 million.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2022, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022. A 100 basis point change in interest rates as of September 30, 2022 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized losses would be realized only if we sell the investments prior to maturity.
During the three and nine months ended September 30, 2022, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2022, we repurchased 4,174 thousand shares of common stock at an average price of $96.26 per share excluding broker’s fees, resulting in an aggregate purchase price of $401.9 million, funded through cash on hand. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2021 Annual Report.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2022	690,783	$97.98	690,783	$110,467,685
February 1 - 28, 2022	648,346	$99.67	648,346	$345,825,167
March 1 - 31, 2022	958,545	$99.79	958,545	$250,144,621
April 1 - 30, 2022	104,843	$101.59	104,843	$239,490,711
May 1 - 31, 2022	1,771,240	$92.12	1,771,240	$76,278,235
June 1 - 30, 2022	—	$—	—	$326,278,235
July 1 - 31, 2022	—	$—	—	$326,278,235
August 1 - 31, 2022	—	$—	—	$326,278,235
September 1 - 30, 2022	—	$—	—	$326,278,235

Total	4,173,757	$96.26	4,173,757	$326,278,235

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement).**

10.2	Severance Agreement, effective as of November 28, 2022, between AMN Healthcare, Inc. and Cary Grace (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Susan R. Salka pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Susan R. Salka pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**	Corrected version of a previously filed exhibit. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2022

AMN HEALTHCARE SERVICES, INC.

/S/ SUSAN R. SALKA
Susan R. Salka President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)