Form 10-K
period 2022-12-31
AMN HEALTHCARE SERVICES INC
filed 2023-02-22
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022, was $4,731,008,379 based on a closing sale price of $109.71 per share.
As of February 20, 2023, there were 41,066,415 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on May 17, 2023 have been incorporated by reference into Part III of this Form 10-K.

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 9	Page 9
Management’s Discussion & Analysis	Financial Statements
Page 24	Page 35

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 22
Results of Operations	Page 26
Liquidity and Capital Resources	Page 28
Financial Statement Footnotes	Page 43

Item 1.    Business

Overview of Our Company and Business Strategy
AMN Healthcare empowers the future of care through the nation’s largest network of highly-qualified healthcare professionals. As the leader and innovator in total talent solutions for the healthcare sector in the United States, we tailor our solutions to our clients’ challenges and goals, and provide staffing, talent optimization strategies, and technology solutions aimed to support caregivers and improve patient outcomes. We are passionate about all aspects of our mission to:
•Deliver the right talent and insights to help healthcare organizations optimize their workforce.
•Provide healthcare professionals opportunities to do their best work toward high-quality patient care.
•Create a values-based culture of innovation in which our team members can achieve their goals.
Our solutions enable our clients to optimize their workforce, increase efficiency, and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, language services, technology, telehealth and virtual care management, analytics, and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer temporary and permanent career opportunities to our healthcare professionals, from nurses, doctors, and allied health professionals to healthcare leaders and executives in a variety of settings across the nation.
Our strategy is designed to support growth in the number and size of customer relationships and expansion of the markets we serve. Driving increased adoption of our existing talent solutions through cross-selling will deepen and broaden our customer relationships. We will continue to innovate, develop and invest in new, complementary service and technology solutions that optimize and manage our clients’ workforce, enhance the patient experience, better engage our talent network and expand into different healthcare delivery settings. We expect this will enable us to expand our strategic customer relationships, while driving more recurring revenue, with an improved margin mix that will be less sensitive to economic cycles.

Over the past decade, our business has evolved beyond traditional healthcare staffing and recruitment services; we have become a strategic total talent solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of healthcare talent-related needs. In addition to our traditional staffing services, our suite of healthcare workforce solutions includes managed services programs (“MSP”), vendor management systems (“VMS”), medical language interpretation services, predictive labor analytics, workforce optimization technology and consulting, clinical labor scheduling, recruitment process outsourcing (“RPO”), revenue cycle solutions, credentialing software services, and virtual care management services. We enable clients to build, manage and optimize their healthcare talent to deliver great patient outcomes and experiences. Our talent network includes thousands of highly skilled, experienced professionals who trust us to place them in environments that expand and leverage their qualifications and expertise.
When developing and acquiring talent solutions, both services and technology, we consider many important criteria: (1) identifying and addressing the most pressing current and future needs of our clients and talent network; (2) alignment with our core operations, expertise, and access to healthcare professionals; (3) ways to deepen and broaden our client and healthcare professional relationships; (4) talent and technology solutions that expand the markets we serve; and (5) businesses that reduce our sensitivity to economic cycles and enhance our profitability.
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. We have accelerated the integration of technology-based solutions in our core recruitment processes through investment in digital capabilities, mobile applications and data analytics. These technology investments provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. For example, throughout 2022, we continued to add functionality to AMN Passport, our top clinician-rated mobile application. AMN Passport, which has more than 170,000 registered users and approximately 40,000 average monthly active users as of January 2023, provides a centralized experience for nurses and allied professionals to find, book and manage assignments, access time and pay details, and receive instantaneous alerts and updates, while also creating operational efficiencies through the ability to customize job preferences, store and manage credentials, electronically sign important documents and contact our dedicated recruiters. We believe our investments in technology systems will help us realize greater scale, agility, and cost efficiencies.

Human Capital Management
Development of a broad base of healthcare professionals and corporate team members who feel valued, respected and supported is essential to driving shareholder value and achieving our long-term growth objectives. To support these objectives, our human capital management strategy focuses on talent acquisition, engagement, retention, diversity, equity, and inclusion, and employee well-being.

The strength of our human capital management strategy was instrumental throughout the pandemic and continues to be foundational as we invest resources to address talent shortages, including the severe healthcare labor shortages faced by our clients. Our commitment to supporting our colleagues’ mental, physical, and economic well-being continued throughout 2022. We are working hard every day to ensure that all our team members and healthcare professionals have the resources available to help them navigate the continued challenges and stresses they face in this environment. To reward our employees for their extraordinary efforts and dedication to advancing AMN Healthcare and supporting our clients and healthcare professionals during 2022, we paid one-time cash bonuses to our regular full-time and part-time employees. Also, for a portion of the year, we waived healthcare insurance co-premiums for our eligible corporate team members and increased our 401(k) and deferred compensation matching contribution.

The care, support and safety of our frontline healthcare professionals remains at the forefront for us. We have provided our healthcare professionals with additional support through access to employee assistance programs, on demand mental health resources through nonprofit partners and third-party vendors, sick pay while quarantined, wellness products and services to care for them while they are caring for our communities. Additionally, in 2022, our corporate clinician team members placed over 14,000 care calls to our healthcare professionals to assure they had the necessary support during this stressful time.

We also continued our AMN Healthcare Hardship Fund which began in 2021, providing financial support for team members experiencing extreme financial hardship and launched our AMN Caring for Caregivers Fund to provide similar support to our healthcare professionals. Through these funds, corporate team members and healthcare professionals can receive financial support for qualifying events such as life-threatening or serious illnesses, natural disasters, funeral costs, or other events causing financial strain. This support is in addition to the insurance and other benefits and employee assistance programs available to support our team members and healthcare professionals.

As of December 31, 2022, we had 4,230 corporate team members, which includes both full-time and part-time employees. During the fourth quarter of 2022, we had an average of (1) 15,183 nurses, allied and other healthcare professionals, (2) 451 executive and clinical leadership interim staff, and (3) 1,983 medically qualified interpreters working for us. This does not include independent contractors, such as our locum tenens and contract interpreters, who were not our employees in 2022.

Health and Safety

AMN is committed to providing comprehensive benefit options, including health insurance, a prescription drug benefit, life and disability insurance, and paid time off. We also provide a variety of other voluntary programs to support the health and well-being of our team members and their families, such as health and flexible spending accounts, family leave, adoption assistance, education assistance, retirement plans, employee assistance programs, and financial wellness programs.

To assure the health and safety of our corporate team members, we worked primarily in a remote work environment for over two years in response to the pandemic. In June 2022, as the pandemic subsided and workplace safety improved with the availability of vaccines, we carefully returned to the office in phases. In preparation, AMN implemented a COVID-19 prevention and response program designed to educate our team members on reporting protocols for positive cases and exposures, and outline the investigation and response protocol for identified cases in the workplace. We are committed to ensuring our offices are a safe place for our team members through continuing education and awareness, including supplemental health and safety training for team members that visit our offices and performing periodic assessments to identify and correct recognizable workplace hazards. We now have embraced a hybrid work environment with team members working a combination of in the office and virtually. Throughout these transitions, our team members have continued to support our clients and healthcare professionals with the highest level of service, regardless of their location and without disruption to our business operations.

As our corporate team members returned to an office environment, the health and safety of our team members remained paramount. We believe it is important to bring our teams together to instill and reinforce our values-based culture, provide an opportunity to build meaningful connections with each other and our communities and provide professional development and training opportunities. Our team members are dispersed across the country, and we have offices in Dallas, TX; San Diego, CA; Omaha, NE; Boca Raton and Clearwater, FL; Savannah, GA; and Hickory, NC.

Learning and Professional Development
AMN’s purpose is to help our team members and healthcare professionals achieve their personal and professional goals. To fulfill this purpose, we continue to make significant investments in our multi-faceted professional development programs.

We serve the clinical education needs of our healthcare professionals through a multi-pronged approach: pre-hire skills checklists to self-assess current clinical expertise, skills, and knowledge; pre-assignment knowledge assessments to test knowledge in a specialty practice area; pre-assignment required training; access to free continuing education courses while on assignment; and opportunities to transition into practice in specialty settings. Additionally, through our Chief Nurse Officer Academy, we provided leadership skills training to more than 100 aspiring nurse executives in 2022.

Throughout 2022, approximately 1,400 team members were promoted or transferred internally into new positions, representing one third of our corporate team members. Our professional development education assistance program provides reimbursement to our corporate team members to advance their knowledge and skills through certificate and degree programs. We offer leadership development curriculums led by our team of learning and talent development professionals for new leaders, called LEAD at AMN, as well as a leadership curriculum for our individual contributors who are seeking leadership positions, which we call our emerging leaders program. In 2022, we also partnered with a university to offer a virtual certificate program for high-potential leaders and expanded access to executive coaching programs. Additionally, we provide a mentorship program to provide a larger group of our team members the opportunity to connect with others across the company to support their development, strengthen their skills, and deepen relationships. Nearly 10% of our team members participated in the mentoring program during 2022 as either a mentor or mentee. These programs are supplemented with professional development resources from third-party vendors and our corporate memberships in large industry associations, to which every team member has access.

Our training and development programs include curriculum that promotes and nurtures our values-based culture and commitment to ethics, compliance and diversity, equity and inclusion (as detailed more specifically below). Substantially all of our people leaders completed our inclusive leaders curriculum and, in 2022, we had a 96% completion rate for our ethics and compliance training program, which includes, but is not limited to, training on our Code of Conduct, harassment prevention and cybersecurity.

Diversity, Equality, Equity and Inclusion
At AMN our diversity, equality, equity and inclusion (“DEI”) philosophy is grounded in the belief that we should respect all voices, seek diverse perspectives, and succeed when we act together as a positive force for all of humanity. We have the opportunity to influence each other, our industry, and our communities by fostering a diverse team. We are committed to actively engaging in building an organization and society where equality is the norm, equity is achieved, and inclusion is universal so that we may all thrive. Our diverse workforce and inclusive environment drives the innovation and better outcomes that have made us the leader in total talent solutions.

We are committed to driving DEI at AMN and throughout our value chain and industry. We believe strongly that cultivating a diverse, equitable and inclusive workforce enables us to recruit and retain the best talent, and to develop that talent so that we can best address the evolving needs of our stakeholders.

To achieve a diverse workforce that reflects the communities that we serve, we are committed to sourcing candidates from historically underrepresented groups and have focused recruitment efforts to hire team members from a variety of backgrounds. In 2022, we launched a corporate fellowship program with Hiring Our Heroes, a veterans organization, and expanded our partnerships with Historically Black Colleges and Universities Career Development Marketplace and early talent platform Handshake. We track our hiring, promotion, retention and engagement rates to inform our overall progress in attainment of our workforce goals. Our commitment to equity extends to our compensation philosophy and our leadership development strategy, including identifying high-potential diverse talent within the Company.

While the diverse backgrounds and experiences we seek are broad, here is a snapshot of the diversity of our corporate team members as of January 2023: 69% of our team members are women; 63% of our supervisor through senior manager roles are held by women; 56% of our board of directors are women; 45% of our team members are people of color; our team is 58% Millennials, 31% Generation X, 6% Baby Boomers, and 5% Generation Z; and team members self-identified as veterans, disabled, and LGBTQ+, each representing approximately 2% to 3% of our team. We have increased the percentage representation of our team members and leaders from historically underrepresented groups by 11% and 12%, respectively, since 2019.

Each of the last six years, AMN has been named to the Bloomberg Gender-Equality Index. AMN has received a top ranking – 95 out of 100 – in the Human Rights Campaign Foundation’s Corporate Equality Index in each of the last four years. AMN also received the 2022 National Association of Corporate Directors Diversity, Equity and Inclusion Award for public companies in the mid-cap category, which recognizes top companies and their boards in leveraging the power of diversity, equality, equity and inclusion to enhance their organization and create long-term, measurable benefit for all stakeholders. We believe that human capital management infrastructure, including our DEI commitment, is fundamental to our continued recognition as one of America’s Most Responsible Companies by Newsweek in each of the last four years.

Team Member Communication and Engagement
Team member engagement and wellness is of critical importance to our success. In 2022, we continued to prioritize engaging with our team members through monthly town halls and an enterprise-wide company meeting with our chief executive officer and other senior executives.

In addition, in 2022, we continued our focus on increasing opportunities for team members to build connections with colleagues through our growing number of employee resource groups (“ERG”). Best practice research indicates that team member engagement and retention is positively impacted if team members are connected to peers who share their viewpoints and backgrounds and leaders who are invested in their success. We have invested in and dedicated resources to build an inclusive infrastructure to support our ERGs. These resource groups continue to grow and foster engagement through their close alignment with the diverse interests and backgrounds of our team members. During 2022, we increased the number of ERGs from eight to ten, and 39% of our corporate team members are members of at least one ERG. Each of our ERGs is sponsored by one or more members of our executive team.

To assess the engagement of our team members and take action to mitigate risks associated with a lack of engagement and turnover, in 2022 we conducted an engagement survey of our team members early in the year followed by a shorter pulse survey later in the year. The engagement and pulse surveys had participation rates of roughly 80% and engagement scores exceeded the benchmark scores. The engagement results were discussed with our board of directors and informed our annual human capital strategic planning initiatives for 2023. Team member engagement helps to strengthen our retention rate, which was 87% in 2022, our highest in the past five years.

Our Services
In 2022, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. We describe each segment’s revenue and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Our go-to-market strategy blends solutions from all three reportable segments, combining staffing, talent planning and acquisition, and technology-enabled solutions.

Workforce Staffing
(1) Nurse Staffing. We offer a range of specialty recruitment and temporary assignment lengths for nursing. A rigorous quality process ensures that each nursing candidate possesses the necessary training, licensure, and clinical competencies needed for a client facility. Nurse staffing solutions that we offer include (a) travel nurse staffing which are typically for a 13-week assignment but can support a wide range of assignment lengths, (b) international nurse staffing for which we recruit registered nurses from outside of the United States on long-term contracts ranging from

24 to 36 months (or for direct placement with our clients), (c) crisis nurse staffing (commonly referred to as critical staffing and rapid response nursing) for which we quickly coordinate and deploy registered nurses to provide temporary assistance during critical periods such as unexpected specialty gaps and urgent needs, including pandemic surges, natural disasters and other emergency situations, (d) labor disruption staffing for which we provide crucial support for clients involved in strikes of nurses and allied professional staff, and (e) local staffing of all nursing specialties, often in support of our MSP clients, covering short-term assignments with same-day shifts that potentially last for several weeks.

(2) Allied Staffing. We provide allied health professionals to acute-care hospitals and other healthcare facilities such as skilled nursing facilities, rehabilitation clinics, schools, and pharmacies. Allied health professionals include such disciplines as physical therapists, respiratory therapists, occupational therapists, medical and radiology technologists, lab technicians, speech pathologists, rehabilitation assistants and pharmacists. Our solutions for schools feature an advanced teletherapy platform, Televate, and qualified school speech-language pathologists, psychologists, nurses, social workers, and other care providers who provide customized care and interactive learning plans to engage students.

(3) Revenue Cycle Solutions. AMN Revenue Cycle Solutions provides skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and also provide auditing and advisory services.

(4) Physician and Advanced Practice Staffing. We provide locum tenens staffing services through which we offer clients thousands of physicians of all specialties and advanced practice and other clinicians. Typically on an independent contractor basis, locum tenens professionals are placed on temporary assignments with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We also offer full-service, permanent physician search across many specialties and modalities, specializing in recruiting and placing top physicians and advanced practitioner talent in jobs across the country.

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

Talent Planning & Acquisition
(7) Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. Through our MSPs, we place our own healthcare professionals and utilize other staffing agencies to fulfill the client’s needs. We believe an MSP optimizes our clients’ staffing models, increasing efficiencies and often providing cost savings while enhancing the patient experience. We often use our own VMS technology as part of our MSPs, which we believe further enhances the value of our service offering. In 2022, we had approximately $5.3 billion in spend under management through our MSPs and approximately 64% of our consolidated revenue flowed through MSP relationships, which has steadily increased over the past decade. Together with the vendor-neutral spend through our VMS programs (as discussed below), we had approximately $12.1 billion of spend under management during 2022.

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

Technology

(9) Language Interpretation. AMN Language Services provides healthcare interpretation services via proprietary platforms that enable video remote interpretation, over the phone interpretation, onsite interpretation, and telehealth interoperability, with more than 250 health systems, more than 2,000 hospitals, and thousands of clinics using our solutions. These services are all supported by proprietary technology platforms, which enable real-time routing of video and audio calls, drive client efficiency with an in-person scheduling mobile application, and power interoperability with multiple telehealth platforms and EMRs.

(10) Vendor Management Systems. Some clients and prospective clients prefer a vendor-neutral VMS technology that allows them to self-manage the procurement of contingent clinical labor and their internal float pool. If clients use other staffing companies (associate vendors), our software as a service (“SaaS”)-based VMS technologies help them track and efficiently organize their staffing process. Our current VMS products are ShiftWise, Medefis and b4health. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2022, we had approximately $6.7 billion in gross spend flow through our VMS programs, for which we typically earn a fee as a percentage of spend.

(11) Scheduling and Staff Planning. We offer Smart Square, healthcare scheduling software that combines demand forecasting (predictive analytics) with robust scheduling functionality, enterprise transparency, patented open shift management, and business intelligence tools all-in-one application. The SaaS platform provides fast implementations and is utilized in acute care, clinics, ancillary, long-term care and senior care settings. We also provide consulting services to our clients to evaluate their staffing spend and offer recommendations for savings by optimizing workforce and scheduling capabilities.

(12) Credentialing. We provide an all-in-one credentialing solution, Silversheet, to help our clients maintain a healthy and compliant facility. This software solution is designed to help facilities credential smarter and faster through automating tedious tasks, preventing errors, and centralized credentialing.

(13) Post-Acute and Home Health Virtual Care. We provide an end-to-end solution that enables regional and community hospitals, multi-practice physician groups, retail and urgent care clinics, and behavioral health practices to deliver virtual care via a single platform. The easy-to-use HIPAA-compliant platform expands our capabilities with a “platform-plus-providers” experience that helps healthcare organizations provide 24/7 patient care (including after hours and weekend support) and remote patient monitoring virtually. The white-labeling feature enables an organization’s brand to be showcased on the virtual care platform, boosting patient awareness and engagement.

We typically experience modest seasonal fluctuations during our fiscal year, and they tend to vary among our businesses and reportable segments. These fluctuations can vary slightly in intensity from year to year.

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

We recruit our healthcare professionals, depending on the particular service line, under the following brands: AMN Healthcare, American Mobile, Nursefinders, NurseChoice, HealthSource Global Staffing, Onward Healthcare, O’Grady Peyton International, Connetics, Med Travelers, Club Staffing, Staff Care, B.E. Smith, and Merritt Hawkins. Our recruiting strategy is supported by innovative and effective digital-first marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals.

Our process to attract and retain healthcare professionals for temporary assignments and permanent placement depends on (1) offering a large selection of assignments and placements in a variety of geographies and settings with opportunities for career development, (2) creating competitive compensation packages, (3) developing passionate, knowledgeable recruiters and service professionals who understand the needs of our healthcare professionals and provide a personalized approach, and (4) maintaining a reputation for service excellence. The attractive compensation, benefits and reimbursement package that we provide our temporary healthcare professionals includes a competitive wage, professional development opportunities, professional liability insurance, 401(k) plan, health insurance and reimbursements for housing, meals and travel expenses.

Our Geographic Markets and Client Base
During each of the past three years, (1) we generated substantially all our revenue in the United States and (2) substantially all our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2022, the largest percentages of our revenue were concentrated in California, Texas and Florida.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients include many of the largest and most prestigious and progressive health care systems in the country. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 18% of our consolidated revenue and 22% of our nurse and allied solutions segment revenue for the fiscal year ended December 31, 2022. No other client healthcare system or single client facility comprised more than 6% of our consolidated revenue for the fiscal year ended December 31, 2022.

Our Industry
The primary healthcare service markets in which we compete are U.S. temporary and contract healthcare staffing, workforce managed service programs, locum tenens, and language services. We also operate within the interim leadership, executive search, physician permanent placement, RPO, VMS, telehealth technology, and workforce optimization and consulting services markets.
Industry Demand Drivers
Many factors affect the demand for contingent and permanent healthcare talent, which, accordingly, affects the size of the markets in which we primarily operate. Of these many factors, we believe the following serve as some of the most significant drivers of demand.
•Economic Environment and Employment Rate. Demand for our services is affected by growth of the U.S. economy and the employment rate. Growth in real U.S. gross domestic product generally drives rising employment rates. Favorable macro drivers typically result in increased demand for our services. Generally, we believe a positive economic environment and low unemployment lead to increasing demand for healthcare services. As employment levels rise, healthcare facilities, like employers in many industries, experience higher levels of employee attrition and find it increasingly difficult to obtain and retain permanent staff.
•Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is projected to be between 38,000 and 124,000 physicians by 2034. In nursing, McKinsey & Company estimates a nationwide shortage of between 200,000 and 450,000 nurses available for direct patient care by 2025. We believe the nursing shortage has been exacerbated by the COVID-19 pandemic through nurse burnout, attrition, and retirements. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.
•General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of health expenditures, projected by the Centers for Medicare & Medicaid Services at a 5.1% annual rate on average from 2021-2030. According to the U.S. Census Bureau, the number of adults age 65 or older is on pace to grow an estimated 30% between 2020 and 2030. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce. Additionally, the COVID-19 pandemic resulted in an increase in hospitalizations, vaccinations and testing across the country. This additional demand for healthcare services resulted in an increased demand for our services, especially in our nurse and allied solutions segment. We expect demand for these services to remain at higher than pre-pandemic levels due to the tight labor market and the amount of care that was deferred during the pandemic.
•Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient experience and outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2022, approximately 64% of our consolidated revenues were generated through MSP relationships, which we estimate is higher than our competitors.
Industry Competition

The healthcare staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare organization clients and healthcare professionals. We believe that our comprehensive suite of total talent solutions, our commitment to quality and service excellence, our execution capabilities, and our national footprint create a compelling value proposition for our existing and prospective clients that give us distinct, scalable advantages over smaller, local and regional competitors and companies whose solution offerings, sales and execution capabilities are not as robust. The breadth of our talent solutions allows us to provide even greater value through a more strategic and consultative approach to our clients. In addition, we believe that our size, scale and sophisticated candidate acquisition processes give us access to a larger pool of available, highly-qualified candidates than most of our competitors, while substantial word-of-mouth referral networks enable us to attract, engage, and grow a diverse, high-quality network of healthcare professionals.

Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. In its ratings for both MSPs and total workforce solutions, HRO Today recognized AMN Healthcare as the top-ranking healthcare workforce provider based on overall capabilities; we also were honored in the Baker’s Dozen for quality of services, breadth of services and size of deals.

We are a leading provider of nurse, allied and locum tenens staffing in the United States. In nurse and allied staffing, we compete with several national competitors together with numerous smaller, regional and local companies. The locum tenens staffing market consists of many small- to mid-sized companies with only a small number of national competitors of which we are one. The healthcare interim leadership staffing, healthcare executive search services, and physician permanent placement services markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. We also believe we have a market-leading share in managed services solutions, including VMS and MSP, and healthcare language interpretation services. Our leading competitors vary by segment and include Aya Healthcare, CHG Healthcare Services, Cross Country Healthcare, HealthTrust Workforce Solutions, Ingenovis Health, Jackson Healthcare, Loyal Source, Maxim Healthcare Services, Medical Solutions, Teleperformance, and WittKieffer. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments.

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

We could be negatively affected by the widespread outbreak of an illness or any other public health crisis. The COVID-19 pandemic negatively impacted the global economy and created significant volatility and disruption of financial markets.

Demand for our staffing services and workforce technology solutions fluctuated over the course of the COVID-19 pandemic. Initially, in 2020, demand for some temporary healthcare professionals and services decreased as the demand for non-essential and elective healthcare was initially negatively impacted by the COVID-19 pandemic. During 2021, demand for nurse and allied healthcare professionals reached record highs and throughout 2021 and 2022 demand for most other types of healthcare professionals we work with returned to and has remained above pre-pandemic levels. However, if new variants emerge or an outbreak of a different illness emerges, demand may again decrease. As the pandemic has subsided, demand and bill rates, especially in our nurse and allied solutions businesses, have fluctuated from the levels seen during the pandemic. We expect this decrease in demand will have a negative impact on our revenue, financial condition, and results of operations. However, we are unable to predict the duration and extent to which demand for our services could be negatively impacted by the COVID-19 pandemic or could be negatively impacted as the pandemic subsides.
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
The COVID-19 pandemic has disrupted, and any other future outbreak of illness or other public health crises or reemergence or future strain of COVID-19 may also disrupt, our operations due to the unavailability of our corporate team members or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions, vaccine mandates or other factors that limit our existing or potential workforce and pool of candidates. In addition, we have and may in the future experience negative financial effects related to the COVID-19 pandemic due to higher workers’ compensation and health insurance costs, for which we are largely self-insured, and payroll costs associated with quarantine of our healthcare professionals. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
The economic impact of the COVID-19 pandemic has negatively impacted the financial condition of many hospitals and healthcare systems. Our clients are facing cost pressures and in turn are looking to decrease expenses, including for contingent labor and other services. Demand for our services may be impacted by these cost pressures and we may be subject to claims from these clients relating to the ability to provide services under terms and conditions that they believe are fair and reasonable.

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

During challenging economic times or in the event of a reduction or elimination of government assistance, our clients, in particular those that rely on government funding, may face reduced demand for their services, reduced revenue, and issues gaining access to sufficient credit, which has resulted in and could in the future result in an impairment or further impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, we may further increase our allowance for expected credit losses and our days sales outstanding would be negatively affected.

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

Consolidation of healthcare delivery organizations provides them with greater leverage in negotiating pricing for services. Consolidations may also result in us losing our ability to work with certain clients because the party acquiring or consolidating with our client may have a previously established service provider they elect to maintain. In addition, our clients may increase their use of intermediaries such as vendor management service companies and group purchasing organizations that may enhance their bargaining power or clients with a larger network of healthcare professionals may develop their own temporary staffing models. These dynamics each separately or together could negatively affect pricing for our services and our ability to maintain certain clients.

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 18% of our consolidated revenue in 2022. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

Like all employers, we must also comply with various laws and regulations relating to employment and pay practices and from time to time may be subject to individual and class action lawsuits related to alleged wage and hour violations under California and Federal law. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time. While we believe that our employment and pay practices materially comply with relevant laws and regulations, interpretations of these laws change. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. These laws and regulations may also impede our ability to grow the size and profitability of our operations. In addition, our involvement in these matters and any related adverse rulings may result in increased costs and expenses, cause us from time to time to significantly increase our legal accruals and/or modify our pay practices, all of which would likely have an adverse impact on our financial performance and profitability.

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

We are also subject to certain state laws and regulations applicable to “nursing pools” with which we must comply in order to continue to conduct business in that particular state. Increased regulation relating to healthcare staffing agencies has increased the operational and administrative requirements and increased the cost to provide various of our services in certain states. If regulation of our services continues to increase it could have a negative impact on our ability to profitably provide services in some states. We may also be subject to state laws that impose caps or other limitations on amounts that may be charged to clients for certain types of healthcare staffing, which in turn impacts the wages paid to healthcare professionals and may impact our ability to attract healthcare professionals to assignments in these states. In addition, it is generally our practice to pass along the increased costs associated with higher wages for healthcare professionals on to our clients. If new or additional caps or other price limitations were imposed that prevented us from passing these increased costs on or if the amount that we were able to pass on to our clients, it would likely have an adverse impact on our financial performance and profitability.

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
Security breaches, including cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, ransomware attacks, corrupting data, or causing operational disruption. In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and team members, including full names, social security numbers, addresses, birth dates and payroll-related information, in our data centers, on our networks and in hosted SaaS-based solutions provided by third parties. Our employees and third-party vendors may also have access to, receive and use personal health information in the ordinary course of our business. The secure access to, processing, maintenance and transmission of this information is critical to our operations.

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals may be vulnerable to attacks by hackers, breached due to third-party vendor and/or employee error, malfeasance or other disruptions such as ransomware or subject to the inadvertent or intentional unauthorized release of information. The Company has experienced cyber threats resulting in immaterial cyber incidents and expects cyber threats to continue with varying levels of sophistication. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security reach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen. In a situation such as ransomware attack, our access to critical business information and ability to conduct business may be interrupted or impaired.

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

Our ability to ensure the quality of our healthcare professionals also relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent team members that credential and match healthcare professionals in suitable placements and third-party vendors that provide ancillary services. We also rely on the accuracy and credibility of information provided by licensing bodies and educational institutions. An inability to properly credential, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services that may damage our brand and reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. The costs and speed with which we provide these credentialing services impact the revenue and profitability of our business.

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

We believe that the success of our business strategy and our ability to maintain our recent levels of profitability depends on the continued employment of our senior executive team. All of our executive officers are employees at will with standard severance agreements. If members of our executive team become unable or unwilling to continue in their present positions, our business and financial results could be adversely affected.
Our inability to maintain our positive brand awareness and identity may adversely affect our results of operations.

We have invested substantial amounts in acquiring, developing and maintaining our brands, and our success depends on our ability to maintain positive brand awareness across business lines and effectively build up or consolidate our brand awareness and image for new services. Many of our brands have strong recognition within their applicable markets. We cannot assure that additional expenditures, our continuing commitment to marketing and improving our brands and executing on our brand and marketing strategies, including changes in brand names, consolidation of brands, or other rebranding efforts to improve the association of our brands with one another, will have the desired effect on our brands’ value and may adversely affect our results of operations and also result in an impairment of the fair market value of intangible assets associated with acquired tradenames. In addition, our brands may suffer reputational damage that could negatively affect our short- and long-term financial results. The poor performance, reputation or negative conduct of competitors may have a spillover effect adversely affecting the industry and our brand.

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

The use of social media platforms presents risks and challenges that can cause damage to our brand and reputation.

The extensive use of social media platforms, including blogs, social media websites and other forms of internet-communication in our industry allows access to a broad audience of interested parties. The inappropriate and/or unauthorized use of certain media vehicles by our clients, vendors, employees and contractors could increase costs, cause damage to our brand, or result in information leakage that could lead to legal implications, including improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill.

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
As of December 31, 2022, our total indebtedness, net of unamortized fees and premium, equaled $843.5 million. Our amount of indebtedness could increase our vulnerability to adverse economic, industry or competitive developments, including:

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
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2022, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on certain of our variable rate indebtedness will increase even though the amount borrowed remains the same. In addition, on March 5, 2021, the U.K. Financial Conduct Authority announced that 1-week and 2-week USD LIBOR will cease publication after December 31, 2021, and that 1-month, 3-month, 6-month and 1-year USD LIBOR will cease publication after June 30, 2023. As a result, we have transitioned to the Secured Overnight Financing Rate (“SOFR”) in the third amendment to our credit agreement.

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

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2022 together with our business segments that utilize them:

Location	Square Feet
Dallas, Texas (all segments)	108,502
San Diego, California (all segments)	51,002

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 20, 2023, there were 18 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act.

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. On November 1, 2016, the Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022 and June 15, 2022, we announced increases to the repurchase program totaling $700.0 million for a total of $850.0 million of repurchase authorization as of December 31, 2022. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time. Additionally, we or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of December 31, 2022, we have repurchased 8.2 million shares of our common stock at an average price of $84.85 per share excluding broker’s fees, resulting in an aggregate purchase price of $698.6 million, since 2016. During 2022, we repurchased 5.6 million shares of common stock at an average price of $102.16 per share excluding broker’s fees, resulting in an aggregate purchase price of $576.8 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” The following table presents the detail of shares repurchased during 2022. All share repurchases to date were made under the Company Repurchase Program, which is the only repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2022	690,783	$97.98	690,783	$110,467,685
February 1 - 28, 2022	648,346	$99.67	648,346	$345,825,167
March 1 - 31, 2022	958,545	$99.79	958,545	$250,144,621
April 1 - 30, 2022	104,843	$101.59	104,843	$239,490,711
May 1 - 31, 2022	1,771,240	$92.12	1,771,240	$76,278,235
June 1 - 30, 2022	—	$0.00	—	$326,278,235
July 1 - 31, 2022	—	$0.00	—	$326,278,235
August 1 - 31, 2022	—	$0.00	—	$326,278,235
September 1 - 30, 2022	—	$0.00	—	$326,278,235
October 1 - 31, 2022	—	$0.00	—	$326,278,235
November 1 - 30, 2022	1,006,756	$119.76	1,006,756	$205,682,254
December 1 - 31, 2022	463,774	$117.01	463,774	$151,402,100

Total	5,644,287	$102.16	5,644,287	$151,402,100

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
 The graph below compares the total return on our common stock with the total return of (i) the NYSE Composite Index, (ii) the Russell 2000 Index, (iii) the Dow Jones US Business Training & Employment Agencies Index (“BTEA”), and (iv) the S&P Healthcare Services Select Industry Index (“SPSIHP”), assuming an investment of $100 on December 31, 2017 in our common stock and the stocks comprising the NYSE Composite Index, the Russell 2000 Index, the BTEA, and the SPSIHP, respectively.
The Russell 2000 Index and the SPSIHP have been added to the performance graph for the fiscal year ended December 31, 2022 and we plan to include them in future filings. The Russell 2000 Index is a widely used broad-based market index that we believe more accurately represents companies of comparable market capitalization. Additionally, we believe that the SPSIHP is a more accurate representation of a published industry index that includes companies engaged in businesses similar to ours. Accordingly, we plan to discontinue the use of the NYSE Composite Index and the BTEA in future filings.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
AMN Healthcare Services, Inc.	100.00	115.05	126.52	138.58	248.39	208.77
NYSE Composite	100.00	91.05	114.28	122.26	147.54	133.75
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
BTEA	100.00	74.61	94.22	99.70	136.41	94.30
SPSIHP	100.00	103.02	122.78	164.29	180.72	145.15

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
For the year ended December 31, 2022, we recorded revenue of $5,243.2 million, as compared to $3,984.2 million for 2021. We recorded net income of $444.1 million for 2022, as compared to $327.4 million for 2021. Nurse and allied solutions segment revenue comprised 76% and 75% of total consolidated revenue for the years ended December 31, 2022 and 2021, respectively. Physician and leadership solutions segment revenue comprised 13% and 15% of total consolidated revenue for the years ended December 31, 2022 and 2021, respectively. Technology and workforce solutions segment revenue comprised 11% and 10% of total consolidated revenue for the years ended December 31, 2022 and 2021, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
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
As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, on May 13, 2022, April 7, 2021, and February 14, 2020, we acquired Connetics, Synzi (including its wholly-owned subsidiary SnapMD), and Stratus Video (which we have since rebranded as AMN Language Services), respectively. Connetics specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”

Operationally, our strategic initiatives focus on investing in and further developing our processes and systems to achieve market leading efficiency and scalability, which we believe will provide operating leverage as our revenue grows. From a healthcare professional supply perspective, we continue to invest in new candidate recruitment and engagement initiatives and technologies to access and effectively utilize our network of qualified healthcare professionals to capitalize on the demand we are experiencing due to the combined effects of healthcare reform, the aging population and labor shortages within certain regions and disciplines.

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

Recent Trends

Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and since early 2020 through present, the COVID-19 pandemic and the “Great Resignation” have impacted demand. Since late 2020, we have been experiencing historically high demand for nurses and allied healthcare professionals and current demand across all segments and business lines is above pre-COVID-19 levels.

We continue to see demand above pre-pandemic levels across our nurse and allied solutions segment driven by vacancies resulting from burnout, attrition, and retirements. The wages for nurses and the corresponding bill rates we charge our clients peaked in the first quarter of 2022. Bill rates and clinician compensation declined during the rest of the year, but remained well above prior year and pre-pandemic levels. We expect bill rates and clinician compensation to stabilize above pre-pandemic levels entering 2023.

In our physician and leadership solutions segment, demand for our locum tenens business exceeded pre-pandemic levels throughout all of 2022. We expect continued strong demand for locums tenens staffing in the first quarter of 2023. Our interim leadership business saw all time high demand in the second half of 2021 and the first half of 2022. Demand softened for that business in the second half of 2022 as some healthcare organizations streamlined leadership roles to reduce costs.

In our technology and workforce solutions segment, our language services business continued to experience increased utilization due to a shift to more virtual interpretation during the pandemic and labor shortages. Bill rates and volumes declined in our VMS business from peak levels in the first quarter, but still remained well above pre-pandemic levels. We anticipate bill rates to follow similar trends as our nurse and allied solutions segment and stabilize well above pre-pandemic levels as we enter 2023.

The demand for our recruitment process outsourcing services remained strong as clients look for solutions to help address the increased labor shortages and the need to address vacancies in their permanent roles and challenges with staffing their internal recruiting teams. In the current constrained labor market, we expect an elevated level of demand as compared to pre-pandemic.

As our businesses have continued to grow, we have increased our sales and operations workforce to support our clients and healthcare professionals. We have also increased spending to support our current team members and retain talent.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The acquisitions during 2022, 2021 and 2020 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.3	67.1	66.9
Gross profit	32.7	32.9	33.1
Selling, general and administrative	17.9	18.3	23.0
Depreciation and amortization	2.5	2.6	3.9
Income from operations	12.3	12.0	6.2
Interest expense, net, and other	0.7	0.9	2.4
Income before income taxes	11.6	11.1	3.8
Income tax expense	3.1	2.9	0.8
Net income	8.5%	8.2%	3.0%

Comparison of Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Revenue. Revenue increased 32% to $5,243.2 million for 2022 from $3,984.2 million for 2021, primarily attributable to higher organic revenue across our segments.

Nurse and allied solutions segment revenue increased 33% to $3,982.5 million for 2022 from $2,990.1 million for 2021. The $992.4 million increase was primarily attributable to a 23% increase in the average number of travelers on assignment and an approximately 14% increase in the average bill rate, partially offset by a 2% decrease in billable hours during the year ended December 31, 2022.
Physician and leadership solutions segment revenue increased 17% to $697.9 million for 2022 from $594.2 million for 2021. The $103.7 million increase was attributable to growth in our core businesses across the segment, partially offset by lower COVID-19 project work. Revenue in our locum tenens business grew approximately 21% during 2022 primarily due to a 14% increase in the number of days filled and a 6% increase in the revenue per day filled, which was driven by growth in core demand and volume over pre-pandemic levels. Our interim leadership business experienced an approximately 9% growth, while our physician permanent placement and executive search businesses grew 19% during 2022.
Technology and workforce solutions segment revenue increased 41% to $562.8 million for 2022 from $399.9 million for 2021. The $163.0 million increase was primarily attributable to growth within our VMS and language services businesses during 2022. Revenue growth for our VMS and language services businesses was 79% and 19%, respectively, during 2022.
For 2022 and 2021, revenue under our MSP arrangements comprised approximately 64% and 56% of our consolidated revenue, 81% and 71% for nurse and allied solutions segment revenue, 18% and 15% for physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit increased 31% to $1,716.7 million for 2022 from $1,309.6 million for 2021, representing gross margins of 32.7% and 32.9%, respectively. The decline in consolidated gross margin for the year ended December 31, 2022 was primarily due to (1) a lower margin in our nurse and allied solutions segment driven by higher clinician compensation, (2) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, and (3) a lower margin in our physician and leadership solutions segment driven by higher compensation and a change in specialty mix in our locum tenens and interim leadership businesses. The overall decline was partially offset by (1) a higher margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from increased revenue in our VMS business and its higher margins as compared to our other businesses within the segment and (2) a change in sales mix resulting from higher revenue in our technology and workforce solutions segment. Gross margin by reportable segment for 2022 and 2021 was 26.3%

and 27.4% for nurse and allied solutions, 34.5% and 35.8% for physician and leadership solutions, and 76.0% and 69.4% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $936.6 million, representing 17.9% of revenue, for 2022, as compared to $730.5 million, representing 18.3% of revenue, for 2021. The increase in SG&A expenses was primarily due to $138.3 million of higher employee compensation and benefits (inclusive of share-based compensation), a $26.4 million increase in the provision for expected credit losses, and a $26.8 million increase in professional services and other expenses related to our revenue growth. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2022	2021
Nurse and allied solutions	$471,489	$358,092
Physician and leadership solutions	148,619	131,228
Technology and workforce solutions	132,733	92,498
Unallocated corporate overhead	153,669	123,416
Share-based compensation	30,066	25,217
	$936,576	$730,451
Depreciation and Amortization Expenses. Amortization expense increased 32% to $83.1 million for 2022 from $63.0 million for 2021, primarily attributable to (1) $14.6 million of additional amortization expense from the assignment of useful lives to certain tradenames and trademarks intangible assets that were previously not subject to amortization effective December 31, 2021 and (2) $3.0 million of additional amortization expense related to the intangible assets acquired in the Connetics and Synzi acquisitions. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 31% to $49.9 million for 2022 from $38.1 million for 2021, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $4.1 million and $2.5 million of depreciation expense for our language services business is included in cost of revenue for 2022 and 2021, respectively.

Interest Expense, Net, and Other. Interest expense, net, and other, was $40.4 million for 2022 as compared to $34.1 million for 2021. The increase is primarily due to a $3.4 million loss related to the change in fair value of an equity investment during 2022 and a $6.7 million gain related to the change in fair value of an equity investment during 2021.
Income Tax Expense. Income tax expense was $162.7 million for 2022 as compared to $116.5 million for 2021, reflecting effective income tax rates of 27% and 26% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of net discrete tax expense of $1.7 million during 2022 compared to $3.4 million of net discrete tax benefits recognized during 2021, in relation to income before income taxes of $606.7 million and $443.9 million for 2022 and 2021, respectively. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

Comparison of Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020
We describe in detail the comparison of results for the years ended December 31, 2021 and 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2021 to the Year Ended December 31, 2020” of our 2021 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$653,733	$305,356	$256,826
Net cash used in investing activities	(170,710)	(107,402)	(538,172)
Net cash provided by (used in) financing activities	(591,865)	(34,895)	211,486
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of December 31, 2022, (1) no amount was drawn with $378.6 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 2027 Notes (as defined below) outstanding was $500.0 million, and (3) the aggregate principal amount of our 2029 Notes (as defined below) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”
As of December 31, 2022, the total of our contractual obligations under operating leases with initial terms in excess of one year was $18.0 million. We describe in further detail our operating lease arrangements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases.” We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement, Note (6), Balance Sheet Details, Note (7), Income Taxes, and Note (12), Commitments and Contingencies.”
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

Operating Activities

Net cash provided by operating activities for 2022, 2021 and 2020 was $653.7 million, $305.4 million and $256.8 million, respectively. The increase in net cash provided by operating activities for 2022 from 2021 was primarily attributable to (1) an increase in net income excluding non-cash expenses of $205.4 million primarily due to improved operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in accounts receivable and subcontractor receivables between periods of $614.2 million primarily due to the significant increase in the receivables balance in the prior year, which was due to increases in revenue and associate vendor usage in the prior year along with timing of collections, and (3) decreases in prepaid expenses and other current assets between periods of $112.6 million and $39.8 million, respectively, primarily due to prepayments made in the prior year and refunds received in the current year by third-party vendors related to labor disruption services. The overall increase in net cash provided by operating activities was partially offset by (1) a decrease in other liabilities between periods of $249.3 million primarily due to cash paid for income taxes and client deposits related to labor disruption services that were returned during the current year, which was partially offset by the payment of a lease termination fee during 2021, (2) a decrease in accounts payable and accrued expenses between periods of $207.3 million primarily due to the increase in associate vendor usage during the prior year and timing of payments, (3) a decrease in accrued compensation and benefits between periods of $139.7 million primarily due to prior year increases in pay rates, billable hours, and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits in 2021, and (4) an increase in income taxes receivable between periods of $15.5 million primarily due to an overpayment of estimated taxes during 2022. Our Days Sales Outstanding was 55 and 53 days at December 31, 2022 and December 31, 2021, respectively.

Investing Activities

Net cash used in investing activities for 2022, 2021 and 2020 was $170.7 million, $107.4 million and $538.2 million, respectively. The year-over-year increase from 2021 to 2022 in net cash used in investing activities was primarily attributable to (1) $69.6 million used for acquisitions in 2022 as compared to $41.3 million in 2021 and (2) $21.5 million of payments to fund the deferred compensation plan during 2022 as compared to $7.6 million during 2021. In addition, capital expenditures were $75.8 million, $53.6 million and $37.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our capital expenditures in recent years were primarily related to ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems.

Financing Activities

Net cash provided by (used in) financing activities for 2022, 2021 and 2020 was $(591.9) million, $(34.9) million and $211.5 million, respectively. Net cash used in financing activities for 2022 was due to $576.8 million paid in connection with the repurchase of our common stock and $15.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities for 2021 was primarily due to (1) repayments of $70.0 million under the Senior Credit Facility (as defined below) and $21.9 million under the Additional Term Loan (as defined below), (2) $7.2 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.1 million of acquisition earn-out payments, partially offset by borrowings of $70.0 million under the Senior Credit Facility.

Amended Credit Agreement
On February 9, 2018, we entered into a credit agreement (the “New Credit Agreement”) with several lenders to provide for a $400.0 million secured revolving credit facility (the “Senior Credit Facility”) to replace our then-existing credit agreement. On June 14, 2019, we entered into the first amendment to the New Credit Agreement (the “First Amendment”) to provide for, among other things, a $150.0 million secured term loan credit facility (the “Term Loan”). In connection with our issuance of the Existing 2027 Notes (as defined below), we used a portion of the proceeds to repay our entire indebtedness under the Term Loan during the fourth quarter of 2019. On February 14, 2020, we entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250.0 million secured term loan credit facility (the “Additional Term Loan”). During the first quarter of 2021, we repaid the remaining balance of our Additional Term Loan.
On February 10, 2023, we entered into the third amendment to the New Credit Agreement (the “Third Amendment”). The Third Amendment (together with the New Credit Agreement, the First Amendment and the Second Amendment, collectively, the “Amended Credit Agreement”) provides for, among other things, an increase to the Senior Credit Facility to $750.0 million. The Senior Credit Facility includes a $125.0 million sublimit for the issuance of letters of credit and a $75.0 million sublimit for swingline loans. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. The terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, are described in further detail in “Item

8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

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

Letters of Credit

As of December 31, 2022, we maintained outstanding standby letters of credit totaling $22.0 million as collateral in relation to our workers compensation insurance agreements and a corporate office lease agreement. Of the $22.0 million of outstanding letters of credit, we have collateralized $0.6 million in cash and cash equivalents and the remaining $21.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2021 totaled $23.6 million.

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

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analysis to assess the recoverability of goodwill and indefinite-lived intangible assets. We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We perform our annual impairment test on October 31 of each year. We last performed a quantitative impairment test of our goodwill in the first quarter of 2020 and the estimated fair value of each reporting unit exceeded the respective carrying value by more than 100 percent. As of December 31, 2022, we do not have any indefinite-lived intangible assets.

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

Professional Liability Reserve

We determine the adequacy of our accrual for professional liability by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third-party administrators, and our independent actuarial studies. We obtain actuarial studies on a semi-annual basis to assist us in determining the adequacy of our accrual. For periods between the actuarial studies, we record accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history. Expense recognized for accruals (inclusive of actuarial-based decreases) was $7.2 million, $7.2 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Our accrual for professional liability includes provisions for estimated incurred but not yet reported (“IBNR”) losses and known claims (“case reserves”), as well as losses covered by excess insurance carriers (“excess liability”). The following table presents the case reserves, IBNR losses and excess liability as estimated by the most recently obtained actuarial study that make up our accrual for professional liability as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Case reserves (1)	$8,450	$10,407
IBNR losses (1)	25,176	23,027
Excess liability (2)	10,344	8,237
Total accrual	$43,970	$41,671

(1) The provisions for case reserves and estimated IBNR losses are presented net of excess liability.
(2) The accrual for losses recoverable from excess insurance carriers is recorded on the consolidated balance sheets with a corresponding recoverable asset.

We determine estimated IBNR losses by developing our historical loss data to its ultimate level (“ultimate losses”) and subtracting incurred losses to date; the remainder is IBNR losses. We determine ultimate losses through the use of several actuarial methods, including (but not limited to) loss development methods and Bornhuetter Ferguson methods. These methods use our specific historical claims data related to paid losses and loss adjustment expenses, historical and current case reserves, reported and closed claim counts, and industry and other data. The actuarial assumptions used in the aforementioned methods include paid and incurred loss development patterns, our growth and mix of business, inflation, law changes, and claim frequency and severity trends.

We consider the frequency and severity of claims to be significant assumptions in estimating our accrual for professional liability. A 10% change in the expected frequency is within a reasonable range of possibilities and would increase or reduce the accrual estimate by approximately $2.0 million. A 10% change in the expected claim severity is within a reasonable range of possibilities and would increase or reduce the accrual estimate by approximately $4.0 million. Additionally, the average time period between the occurrence and final resolution of our professional liability claims is approximately 5 years; however, the facts and circumstances of individual claims could result in a timeframe that significantly varies from this average. The ultimate settlements of our professional liability claims may vary significantly from our estimates if future changes in claim frequency or severity differ from historical trends and actuarial assumptions, which could have a material effect on our consolidated financial condition or results of operations.

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

We cannot predict with assurance the outcome of claims brought against us. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. In assessing the probability of loss and the estimated amount, we consider the following factors, among others: (a) the nature of the matter and any related facts, circumstances and data; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) our experience, and the experience of other entities, in similar cases; (e) how we intend to respond to the matter; and (f) reasonable settlement values based on the foregoing factors. Significant judgment is required to determine both probability and the estimated amount and the final outcome may ultimately be materially different. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We generally record changes in accruals related to legal matters in selling, general and administrative expenses in the consolidated statements of comprehensive income. The most significant matters for which the Company has established accruals in connection with loss contingencies are class actions related to wage and hour claims under California and Federal law.

We believe that the amount or estimable range of reasonably possible loss beyond the accruals that we have established, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2022. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new guidance will require companies to apply the definition of a performance obligation under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities, such as deferred revenue, relating to contracts with customers that are acquired in a business combination. Under existing guidance, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at their acquisition-date fair values in accordance with ASC Subtopic 820-10, Fair Value Measurements—Overall. Generally, this new guidance will result in the acquirer recognizing acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree prior to the acquisition under ASC Topic 606. This standard is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We have adopted this standard effective January 1, 2023 and do not expect the adoption to have a material impact on our consolidated financial statements.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2022, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2022. A 100 basis point change in interest rates as of December 31, 2022 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized losses would be realized only if we sell the investments prior to maturity.

During 2022, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Professional Liability Reserve
As discussed in Note 1(j) and 6 to the consolidated financial statements, the Company determines their professional liability accrual by evaluating historical experience, trends, loss reserves, and actuarial studies. As of December 31, 2022, the Company recorded professional liability reserves totaling $43,970 thousand.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to estimate the professional liability reserve. This included a control related to the selection of ultimate losses used in the estimates for incurred but not reported claims. We tested the key inputs to determine the incurred but not reported estimate. This included testing data used by the Company’s actuarial specialist to determine the expected loss rates, specifically claims history used in the actuarial models, for consistency with the actual claims incurred and paid by the Company. We also involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company’s actuarial estimates and assumptions, specifically loss rates, by comparing them to the Company’s historical data, and industry and regulatory trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 22, 2023

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$64,524	$180,928
Accounts receivable, net of allowances of $31,910 and $6,838 at December 31, 2022 and 2021, respectively	675,650	789,131
Accounts receivable, subcontractor	268,726	239,719
Prepaid expenses	18,708	72,460
Other current assets	66,037	66,830
Total current assets	1,093,645	1,349,068
Restricted cash, cash equivalents and investments	61,218	64,482
Fixed assets, net of accumulated depreciation of $227,617 and $189,954 at December 31, 2022 and 2021, respectively	149,276	127,114
Operating lease right-of-use assets	16,266	27,771
Other assets	155,750	156,670
Goodwill	935,364	892,341
Intangible assets, net of accumulated amortization of $361,327 and $278,249 at December 31, 2022 and 2021, respectively	476,832	514,460
Total assets	$2,888,351	$3,131,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$476,452	$425,257
Accrued compensation and benefits	333,244	354,381
Current portion of operating lease liabilities	8,090	11,383
Deferred revenue	11,825	15,950
Other current liabilities	28,322	162,419
Total current liabilities	857,933	969,390
Notes payable, net of unamortized fees and premium	843,505	842,322
Deferred income taxes, net	22,713	47,814
Operating lease liabilities	9,360	13,364
Other long-term liabilities	111,206	96,989
Total liabilities	1,844,717	1,969,879
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,109 issued and 41,879 outstanding at December 31, 2022 and 49,849 issued and 47,263 outstanding at December 31, 2021	501	498
Additional paid-in capital	501,674	486,709
Treasury stock, at cost; 8,230 and 2,586 shares at December 31, 2022 and 2021, respectively	(698,598)	(121,831)
Retained earnings	1,240,996	796,946
Accumulated other comprehensive loss	(939)	(295)
Total stockholders’ equity	1,043,634	1,162,027
Total liabilities and stockholders’ equity	$2,888,351	$3,131,906
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$5,243,242	$3,984,235	$2,393,714
Cost of revenue	3,526,558	2,674,634	1,601,936
Gross profit	1,716,684	1,309,601	791,778
Operating expenses:
Selling, general and administrative	936,576	730,451	549,747
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	133,007	101,152	92,766
Total operating expenses	1,069,583	831,603	642,513
Income from operations	647,101	477,998	149,265
Interest expense, net, and other	40,398	34,077	57,742
Income before income taxes	606,703	443,921	91,523
Income tax expense	162,653	116,533	20,858
Net income	$444,050	$327,388	$70,665

Other comprehensive loss:
Unrealized losses on available-for-sale securities, net, and other	(644)	(335)	(112)
Other comprehensive loss	(644)	(335)	(112)

Comprehensive income	$443,406	$327,053	$70,553

Net income per common share:
Basic	$9.96	$6.87	$1.49
Diluted	$9.90	$6.81	$1.48
Weighted average common shares outstanding:
Basic	44,591	47,685	47,424
Diluted	44,870	48,045	47,690

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2019	49,283	$493	$455,193	(2,561)	$(119,143)	$400,047	$152	$736,742
Equity awards vested and exercised, net of shares withheld for taxes	331	3	(6,932)	—	—	—	—	(6,929)
Cumulative-effect adjustment from adoption of the credit loss standard, net of tax	—	—	—	—	—	(1,154)	—	(1,154)
Share-based compensation	—	—	20,465	—	—	—	—	20,465
Comprehensive income (loss)	—	—	—	—	—	70,665	(112)	70,553
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Repurchase of common stock into treasury	—	—	—	(25)	(2,688)	—	—	(2,688)
Equity awards vested, net of shares withheld for taxes	235	2	(7,234)	—	—	—	—	(7,232)
Share-based compensation	—	—	25,217	—	—	—	—	25,217
Comprehensive income (loss)	—	—	—	—	—	327,388	(335)	327,053
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock into treasury	—	—	—	(5,644)	(576,767)	—	—	(576,767)
Equity awards vested, net of shares withheld for taxes	260	3	(15,101)	—	—	—	—	(15,098)
Share-based compensation	—	—	30,066	—	—	—	—	30,066
Comprehensive income (loss)	—	—	—	—	—	444,050	(644)	443,406
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$444,050	$327,388	$70,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	137,111	103,697	94,187
Non-cash interest expense and other	5,330	(4,067)	4,349
Write-off of fees on credit facilities and senior notes	—	158	4,956
Change in fair value of contingent consideration	(2,930)	—	4,900
Increase in allowance for credit losses and sales credits	57,999	6,263	6,535
Provision for deferred income taxes	(24,615)	(16,287)	(21,628)
Share-based compensation	30,066	25,217	20,465
Net loss (gain) on deferred compensation balances	(526)	20	1,646
Loss on disposal or sale of fixed assets	1,560	2,707	4,322
Net loss (gain) on investments in available-for-sale securities	749	(52)	(109)
Non-cash lease expense	5,497	3,806	(589)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	57,921	(419,533)	(7,338)
Accounts receivable, subcontractor	(29,007)	(165,734)	(1,271)
Income taxes receivable	(8,875)	6,591	(412)
Prepaid expenses	53,806	(58,788)	(1,342)
Other current assets	17,775	(21,999)	2,322
Other assets	210	3,262	3,220
Accounts payable and accrued expenses	48,782	256,118	5,562
Accrued compensation and benefits	(10,506)	129,235	25,856
Other liabilities	(126,566)	122,685	41,640
Deferred revenue	(4,098)	4,320	(1,119)
Restricted investments balance	—	349	9
Net cash provided by operating activities	653,733	305,356	256,826
Cash flows from investing activities:
Purchase and development of fixed assets	(75,831)	(53,573)	(37,702)
Purchase of investments	(13,152)	(60,719)	(48,311)
Proceeds from sale and maturity of investments	14,384	57,660	32,800
Purchase of equity investment	—	(500)	—
Proceeds from sale of equity investment	68	78	527
Purchase of convertible promissory notes	—	—	(490)
Payments to fund deferred compensation plan	(21,518)	(7,565)	(7,171)
Cash paid for initial direct costs	—	(1,429)	—
Cash paid for acquisitions, net of cash and restricted cash received	(69,570)	(41,264)	(476,491)
Cash paid for other intangibles	(5,091)	(90)	(1,400)
Cash received for working capital adjustments for prior year acquisitions	—	—	66
Net cash used in investing activities	(170,710)	(107,402)	(538,172)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Payments on term loans	—	(21,875)	(228,125)
Proceeds from term loans	—	—	250,000
Payments on revolving credit facility	—	(70,000)	(245,000)
Proceeds from revolving credit facility	—	70,000	245,000
Proceeds from senior notes	—	—	552,000
Redemption of senior notes	—	—	(333,330)
Repurchase of common stock	(576,767)	(2,688)	—
Payment of financing costs	—	—	(11,508)
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	(3,100)	(10,622)
Cash paid for shares withheld for taxes	(15,098)	(7,232)	(6,929)
Net cash provided by (used in) financing activities	(591,865)	(34,895)	211,486
Effect of exchange rate changes on cash	—	(335)	(112)
Net increase (decrease) in cash, cash equivalents and restricted cash	(108,842)	162,724	(69,972)
Cash, cash equivalents and restricted cash at beginning of year	246,714	83,990	153,962
Cash, cash equivalents and restricted cash at end of year	$137,872	$246,714	$83,990

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$13,337	$39,865	$20,052
Cash paid for interest (net of $703, $349 and $389 capitalized in 2022, 2021 and 2020, respectively)	$37,518	$38,085	$22,652
Cash paid for income taxes	$213,807	$106,379	$46,258
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$2,604	$1,906	$35,733
Goodwill	42,990	27,193	268,971
Intangible assets	40,200	12,440	228,000
Liabilities assumed	(8,224)	(275)	(56,213)
Contingent consideration liabilities	(8,000)	—	—
Net cash paid for acquisitions	$69,570	$41,264	$476,491
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$5,643	$3,719	$3,103
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$64,524	$180,928
Restricted cash and cash equivalents (included in other current assets)	37,225	29,262
Restricted cash, cash equivalents and investments	61,218	64,482
Total cash, cash equivalents and restricted cash and investments	162,967	274,672
Less restricted investments	(25,095)	(27,958)
Total cash, cash equivalents and restricted cash	$137,872	$246,714
(f) Fixed Assets

The Company records furniture, equipment, leasehold improvements and capitalized software at cost less accumulated amortization and depreciation. The Company records equipment acquired under finance leases at the present value of the future minimum lease payments. The Company capitalizes major additions and improvements, and it expenses maintenance and repairs when incurred. The Company calculates depreciation on furniture, equipment and software using the straight-line method based on the estimated useful lives of the related assets (typically three to ten years). The Company depreciates leasehold improvements and equipment obtained under finance leases over the shorter of the term of the lease or their estimated useful lives. The Company includes depreciation of equipment obtained under finance leases with depreciation expense in the accompanying consolidated financial statements.

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
(j) Insurance Reserves

The Company maintains an accrual for professional liability that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history and trends. Liabilities include provisions for estimated incurred but not yet reported (“IBNR”) losses, as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions that are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains insurance programs through its wholly-owned captive insurance subsidiary, which primarily provides coverage, on an occurrence basis, for professional liability within its nurse and allied solutions segment. In addition, the Company maintains excess insurance coverage through a commercial carrier for losses above the per occurrence retention. Losses covered by excess insurance are included in the accrual for professional liability, as the Company remains liable to the extent commercial carriers do not meet their obligations.

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
The following table provides a reconciliation of activity in the allowance for expected credit losses for accounts receivable:

	2022	2021
Balance as of January 1,	$6,838	$7,043
Provision for expected credit losses	27,622	1,206
Amounts written off charged against the allowance	(2,550)	(1,411)
Balance as of December 31,	$31,910	$6,838
The provision for expected credit losses for the year ended December 31, 2022 was primarily the result of recent developments that raised concern with a specific customer’s ability to meet its financial obligations, and uncertainty regarding the collectability of cash flows from other customers due primarily to the current macroeconomic outlook.
(m) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 18%, 17% and 14% of the consolidated revenue of the Company for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, cash equivalents and restricted cash equivalents and investment balances may be invested in non-federally insured money market funds, commercial paper and corporate bonds. As of December 31, 2022 and 2021, there were $162,967 and $274,672, respectively, of cash, cash equivalents and restricted cash, cash equivalents and investments, a portion of which was invested in non-federally insured money market funds, commercial paper and corporate bonds. See Note (3), “Fair Value Measurement,” for additional information.

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

(o) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of the Company’s equity investment is determined by using prices for identical or similar investments of the same issuer, which is more fully described in Note (3), “Fair Value Measurement.” As it relates to the Company’s 2027 Notes and 2029 Notes (as defined in Note (8) and Note (3), respectively, below), fair value disclosure is detailed in Note (3), “Fair Value Measurement.” See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the Company’s long-term self-insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

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

(q) Net Income per Common Share
Share-based awards to purchase 19, 33 and 41 shares of common stock for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2022, 2021 and 2020, respectively:

	Years Ended December 31,
	2022	2021	2020
Net income	$444,050	$327,388	$70,665

Net income per common share - basic	$9.96	$6.87	$1.49
Net income per common share - diluted	$9.90	$6.81	$1.48

Weighted average common shares outstanding - basic	44,591	47,685	47,424
Plus dilutive effect of potential common shares	279	360	266
Weighted average common shares outstanding - diluted	44,870	48,045	47,690

See Note (10), “Capital Stock” for additional information regarding share repurchases that occurred after December 31, 2022.

(r) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse and allied permanent placement, allied staffing and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems (“VMS”), workforce optimization, virtual care, credentialing solutions, and outsourced solutions businesses.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2022	2021	2020
Revenue
Nurse and allied solutions	$3,982,453	$2,990,103	$1,699,311
Physician and leadership solutions	697,946	594,243	466,622
Technology and workforce solutions	562,843	399,889	227,781
	$5,243,242	$3,984,235	$2,393,714
Segment operating income
Nurse and allied solutions	$576,226	$461,311	$232,005
Physician and leadership solutions	92,331	81,439	62,342
Technology and workforce solutions	299,390	187,578	93,212
	967,947	730,328	387,559
Unallocated corporate overhead	153,669	123,416	123,642
Depreciation and amortization	133,007	101,152	92,766
Depreciation (included in cost of revenue)	4,104	2,545	1,421
Share-based compensation	30,066	25,217	20,465
Interest expense, net, and other	40,398	34,077	57,742
Income before income taxes	$606,703	$443,921	$91,523

The following tables present the Company’s revenue disaggregated by service type:

	Year Ended December 31, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,912,677	$—	$—	$2,912,677
Labor disruption services	112,160	—	—	112,160
Local staffing	142,724	—	—	142,724
Allied staffing	806,491	—	—	806,491
Locum tenens staffing	—	428,133	—	428,133
Interim leadership staffing	—	184,819	—	184,819
Temporary staffing	3,974,052	612,952	—	4,587,004
Permanent placement	8,401	84,994	—	93,395
Language services	—	—	216,120	216,120
Vendor management systems	—	—	265,525	265,525
Other technologies	—	—	29,553	29,553
Technology-enabled services	—	—	511,198	511,198
Talent planning and acquisition	—	—	51,645	51,645
Total revenue	$3,982,453	$697,946	$562,843	$5,243,242

	Year Ended December 31, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,168,507	$—	$—	$2,168,507
Labor disruption services	110,520	—	—	110,520
Local staffing	124,977	—	—	124,977
Allied staffing	586,099	—	—	586,099
Locum tenens staffing	—	352,650	—	352,650
Interim leadership staffing	—	170,236	—	170,236
Temporary staffing	2,990,103	522,886	—	3,512,989
Permanent placement	—	71,357	—	71,357
Language services	—	—	180,891	180,891
Vendor management systems	—	—	148,532	148,532
Other technologies	—	—	29,043	29,043
Technology-enabled services	—	—	358,466	358,466
Talent planning and acquisition	—	—	41,423	41,423
Total revenue	$2,990,103	$594,243	$399,889	$3,984,235

	Year Ended December 31, 2020
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,230,396	$—	$—	$1,230,396
Labor disruption services	7,137	—	—	7,137
Local staffing	53,218	—	—	53,218
Allied staffing	408,560	—	—	408,560
Locum tenens staffing	—	277,428	—	277,428
Interim leadership staffing	—	130,800	—	130,800
Temporary staffing	1,699,311	408,228	—	2,107,539
Permanent placement	—	58,394	—	58,394
Language services	—	—	116,054	116,054
Vendor management systems	—	—	69,756	69,756
Other technologies	—	—	23,557	23,557
Technology-enabled services	—	—	209,367	209,367
Talent planning and acquisition	—	—	18,414	18,414
Total revenue	$1,699,311	$466,622	$227,781	$2,393,714

(2) Acquisitions
The Company accounted for each acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2022. The allocations will continue to be updated through the measurement period, if necessary. The goodwill recognized for these acquisitions is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Connetics Acquisition

On May 13, 2022, the Company completed its acquisition of Connetics Communications, LLC (“Connetics”), which specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. The initial purchase price of $78,764 included (1) $70,764 cash consideration paid upon acquisition, funded through cash on hand, and (2) contingent consideration (earn-out payment) of up to $12,500 with an estimated fair value of $8,000 as of the acquisition date. The contingent earn-out payment is based on the operating results of Connetics for the twelve months ending May 31, 2023. The results of Connetics have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the fourth quarter of 2022, $231 was returned to the Company in respect of the final working capital settlement.
The preliminary allocation of the $78,533 purchase price, which was reduced by the final working capital settlement during the fourth quarter of 2022, consisted of (1) $3,567 of fair value of tangible assets acquired, which included $963 cash received, (2) $8,224 of liabilities assumed, (3) $40,200 of identified intangible assets, and (4) $42,990 of goodwill, of which $34,990 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately thirteen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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
Pro Forma Financial Information (Unaudited)
The following summary presents unaudited pro forma consolidated results of operations of the Company as if the acquisition of Stratus Video had occurred on January 1, 2019, which gives effect to certain adjustments, including acquisition-related costs of $14,468 that were reclassified from the year ended December 31, 2020 to the year ended December 31, 2019. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the date indicated, nor is it necessarily indicative of the Company’s future operating results.

Year Ended December 31,
2020
Revenue	$2,407,586
Income from operations	165,196
Net income	81,422

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

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. From time to time, the Company invests a portion of its cash and cash equivalents in commercial paper classified as Level 2 in the fair value hierarchy. Of the $31,536 commercial paper issued and outstanding as of December 31, 2022, none had original maturities greater than three months. Of the $80,596 commercial paper issued and outstanding as of December 31, 2021, none had original maturities greater than three months.

The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company also include corporate bonds that are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. As of December 31, 2022, the Company had $25,095 corporate bonds issued and outstanding, all of which had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2021,the Company had $29,159 corporate bonds issued and outstanding, of which $27,958 had original maturities greater than three months and were considered available-for-sale securities.

The fair value of our available-for-sale securities as of December 31, 2022, by remaining contractual maturities, are presented in the following table:

Fair Value
Due in one year or less	$9,809
Due after one year through five years	15,286
$25,095

Expected maturities may differ from stated due dates because borrowers may have the ability to call or prepay obligations with or without call or prepayment penalties.

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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2022				Fair Value Measurements as of December 31, 2021
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$36,895	$—	$—	$36,895	$91,454	$—	$—	$91,454
Deferred compensation	(128,465)	—	—	(128,465)	(119,617)	—	—	(119,617)
Corporate bonds	—	25,095	—	25,095	—	29,159	—	29,159
Commercial paper	—	31,536	—	31,536	—	80,596	—	80,596
Acquisition contingent consideration liabilities	—	—	(5,070)	(5,070)	—	—	—	—

Level 3 Information
The following table sets forth a reconciliation of changes in the fair value of contingent consideration liabilities classified as Level 3 in the fair value hierarchy:

	2022	2021
Balance as of January 1,	$—	$(8,000)
Settlement of b4health contingent consideration liability for year ended December 31, 2020	—	8,000
Contingent consideration liability from Connetics acquisition on May 13, 2022	(8,000)	—
Change in fair value of contingent consideration liability from Connetics acquisition	2,930	—
Balance as of December 31,	$(5,070)	$—

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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the consolidated statements of comprehensive income. The balance of the equity investment was $19,204 and $22,633 as of December 31, 2022 and 2021, respectively.

There were no triggering events identified, no indication of impairment of the Company’s goodwill, indefinite-lived intangible assets, or long-lived assets and no impairment charges recorded for the aforementioned assets during the three years ended December 31, 2022 requiring such measurements.
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

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$460,000	$500,000	$517,500
2029 Notes	350,000	300,125	350,000	353,500
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets
As of December 31, 2022 and 2021, the Company had the following acquired intangible assets:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$41,036	$(24,784)	$16,252	$36,836	$(19,857)	$16,979
Customer relationships	478,122	(179,795)	298,327	445,169	(150,255)	294,914
Tradenames and trademarks	260,140	(121,576)	138,564	256,889	(81,522)	175,367
Non-compete agreements	7,555	(6,035)	1,520	6,495	(4,621)	1,874
Acquired technology	51,306	(29,137)	22,169	47,320	(21,994)	25,326
	$838,159	$(361,327)	$476,832	$792,709	$(278,249)	$514,460

As a result of developments in its brand consolidation efforts, the Company reassessed the useful lives of its tradenames and trademarks intangible assets during the fourth quarter of 2021. This assessment included tradenames and trademarks related to the Company's locums tenens, interim leadership, local staffing, physician permanent placement, allied, and VMS businesses. As a result, the Company concluded (a) that the useful lives for $89,400 of tradenames and trademarks that were previously not subject to amortization were no longer considered to be indefinite and (b) to revise the estimated useful lives for $19,766 of tradenames and trademarks. Prior to assigning useful lives to the previously indefinite-lived intangible assets, the Company tested the assets for impairment, concluding that they were not impaired. Effective December 31, 2021, these tradenames and trademarks intangible assets were assigned a weighted average useful life of approximately six years. The Company is amortizing their carrying values on a straight-line basis over the remaining useful lives.

Aggregate amortization expense for intangible assets was $83,078 and $63,015 for the years ended December 31, 2022 and 2021, respectively. Based on the net carrying amount of intangible assets subject to amortization, the estimated future amortization expense as of December 31, 2022 is as follows:

Amount
Year ending December 31, 2023	$86,525
Year ending December 31, 2024	76,029
Year ending December 31, 2025	60,131
Year ending December 31, 2026	51,538
Year ending December 31, 2027	49,022
Thereafter	153,587
$476,832
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2021	$339,015	$152,800	$372,670	$864,485
Goodwill adjustment for Stratus Video acquisition	—	—	663	663
Goodwill from Synzi and SnapMD acquisition	—	—	27,193	27,193
Balance, December 31, 2021	339,015	152,800	400,526	892,341
Goodwill adjustment for Synzi and SnapMD acquisition	—	—	33	33
Goodwill from Connetics acquisition	42,990	—	—	42,990
Balance, December 31, 2022	$382,005	$152,800	$400,559	$935,364
Accumulated impairment loss as of December 31, 2021 and 2022	$154,444	$60,495	$—	$214,939

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

During 2021, the Company entered into an arrangement to terminate the lease agreement (as amended to date) for its office space in San Diego. The termination will occur in two phases: the first phase terminated the Company’s right to use certain floors effective February 28, 2022 and the second phase reduces the remaining lease term to December 31, 2024 from its original termination date of July 31, 2027. As a result of the arrangement, which was accounted for as a modification, the Company paid a termination fee of $17,000, remeasured the lease liability using its incremental borrowing rate as the discount rate, and recorded decreases to its operating lease liabilities and right-of-use assets of $27,340 during 2021. Prior to the modification, the total remaining lease payments for this office lease were $62,487. Under the modified lease terms, the total remaining lease payments (excluding the termination fee paid during the third quarter of 2021) were $9,564 as of the modification date.

In the first quarter of 2022, the Company entered into a lease agreement for an office building located in Dallas, Texas, with future undiscounted lease payments of approximately $29,514, excluding lease incentives. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected be near the end of the first quarter of 2023. The initial term of the lease is approximately 11 years with options to renew the lease during the lease term. A right-of-use asset and lease liability will be recognized in the consolidated balance sheet in the period the lease commences.

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$16,439	$23,495	20,176
Short-term lease cost	5,787	6,056	8,702
Variable and other lease cost	3,129	2,485	2,526
Net lease cost	$25,355	$32,036	$31,404

The maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Leases
Year ending December 31, 2023	$8,501
Year ending December 31, 2024	6,695
Year ending December 31, 2025	2,741
Year ending December 31, 2026	112
Year ending December 31, 2027	—
Thereafter	—
Total lease payments	18,049
Less imputed interest	(599)
Present value of lease liabilities	$17,450

The weighted average remaining lease term and discount rate as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Weighted average remaining lease term	2 years	3 years
Weighted average discount rate	3.1%	2.6%

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows:

	December 31,
	2022	2021
Other current assets:
Restricted cash and cash equivalents	$37,225	$29,262
Income taxes receivable	8,875	—
Other	19,937	37,568
Other current assets	$66,037	$66,830

Prepaid expenses:
Prepaid payroll deposits	$—	$60,014
Other	18,708	12,446
Prepaid expenses	$18,708	$72,460

Fixed assets:
Furniture and equipment	$51,408	$43,134
Software	323,418	265,137
Leasehold improvements	2,067	8,797
	376,893	317,068
Accumulated depreciation	(227,617)	(189,954)
Fixed assets, net	$149,276	$127,114

Accounts payable and accrued expenses:
Trade accounts payable	$78,057	$77,325
Subcontractor payable	295,259	261,689
Accrued expenses	73,885	61,220
Loss contingencies	14,638	10,400
Professional liability reserve	7,756	7,127
Other	6,857	7,496
Accounts payable and accrued expenses	$476,452	$425,257

Accrued compensation and benefits:
Accrued payroll	$63,857	$98,817
Accrued bonuses and commissions	96,760	105,155
Accrued travel expense	2,033	3,058
Health insurance reserve	7,790	6,041
Workers compensation reserve	12,113	12,384
Deferred compensation	128,465	119,617
Other	22,226	9,309
Accrued compensation and benefits	$333,244	$354,381

Other current liabilities:
Income taxes payable	$—	$21,162
Acquisition related liabilities	5,070	—
Client deposits	21,466	141,102
Other	1,786	155
Other current liabilities	$28,322	$162,419

	December 31,
	2022	2021
Other long-term liabilities:
Workers compensation reserve	$23,841	$24,130
Professional liability reserve	36,214	34,544
Unrecognized tax benefits	8,372	4,633
Other	42,779	33,682
Other long-term liabilities	$111,206	$96,989

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	Years Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$145,217	$98,795	$32,673
State	42,051	34,025	9,813
Total	187,268	132,820	42,486
Deferred income taxes:
Federal	(20,173)	(12,992)	(15,092)
State	(4,442)	(3,295)	(6,536)
Total	(24,615)	(16,287)	(21,628)
Provision for income taxes from operations	$162,653	$116,533	$20,858
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2022, 2021 and 2020 to pretax income from operations because of the effect of the following items during the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Tax expense at federal statutory rate	$127,390	$93,223	$19,220
State taxes, net of federal benefit	29,711	23,990	4,161
Non-deductible expenses	—	—	3,621
Share-based compensation	(2,383)	(1,460)	(2,311)
Unrecognized tax benefit	3,245	(680)	(78)
Other, net	4,690	1,460	(3,755)
Income tax expense from operations	$162,653	$116,533	$20,858

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Share-based compensation	$7,556	$6,954
Deferred compensation	32,962	30,513
Accrued bonus	22,437	24,636
Accrued payroll taxes	—	6,427
Accrued expenses	30,178	19,899
Operating lease liabilities	4,532	6,472
Net operating losses	5,803	8,815
Loss contingencies	10,857	8,528
Workers compensation insurance	6,661	6,476
Other	3,749	2,731
Total deferred tax assets	$124,735	$121,451
Deferred tax liabilities:
Intangibles	$(114,967)	$(126,535)
Fixed assets	(21,739)	(28,824)
Operating lease right-of-use assets	(4,228)	(7,269)
Other	(6,514)	(6,637)
Total deferred tax liabilities	$(147,448)	$(169,265)
Net deferred tax liabilities	$(22,713)	$(47,814)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2022 is $27,321, primarily related to the Stratus Video and Synzi acquisitions, which begins to expire by 2030. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2022 is $617, primarily related to the Stratus Video and Synzi acquisitions, which expires in 2039. The Stratus Video and Synzi acquisitions are more fully described in Note (2), “Acquisitions.”
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Beginning balance of unrecognized tax benefits	$4,067	$4,916	$4,937
Additions based on tax positions related to the current year	1,464	504	667
Additions based on tax positions of prior years	1,966	—	255
Reductions for tax positions of prior years	—	(301)	—
Reductions due to lapse of applicable statute of limitation	(517)	(1,052)	(943)
Ending balance of unrecognized tax benefits	$6,980	$4,067	$4,916

At December 31, 2022, if recognized, approximately $7,181 net of $1,191 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $1,390, $564 and $530 of accrued interest related to unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively. The amount of interest expense recognized in 2022, 2021 and 2020 was $826, $34 and $37, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2022, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2019.

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

The Company deferred payment of the employer’s share of payroll taxes of $48,452. Approximately half of such taxes was paid during the fourth quarter of 2021 and the remaining balance was paid during the fourth quarter of 2022. The Company claimed an employee retention employment tax credit of $1,756 during 2020 and 2021.

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

On February 14, 2020, the Company entered into the second amendment to the New Credit Agreement (the “Second Amendment”) to provide for, among other things, a $250,000 secured term loan credit facility (the “Additional Term Loan”). The Second Amendment extended the maturity date of the Senior Credit Facility to February 14, 2025, which was coterminous with the Additional Term Loan. The Company used the proceeds from the Additional Term Loan, together with a drawdown of a portion of the Senior Credit Facility, to complete its acquisition of Stratus Video, as more fully described in Note (2), “Acquisitions.” The Additional Term Loan was subject to amortization of principal of 2.50% per year for the first year of the term and 5.00% per year thereafter, payable in equal quarterly installments. The Company fully repaid all amounts under the Additional Term Loan in the first quarter of 2021.

In connection with the Second Amendment, the Company incurred $4,144 in fees paid to lenders and other third parties, which were capitalized and are being amortized to interest expense over the term of the Senior Credit Facility. In addition, $1,681 of unamortized financing fees incurred in connection with obtaining the New Credit Agreement and First Amendment will continue to be amortized to interest expense over the term of the Senior Credit Facility.
On February 10, 2023, the Company entered into the third amendment to the New Credit Agreement (the “Third Amendment”). The Third Amendment (together with the New Credit Agreement, the First Amendment and the Second Amendment, collectively, the “Amended Credit Agreement”) provides for, among other things, the following: (i) an extension of the maturity date of the Senior Credit Facility to February 10, 2028, (ii) an increase to the Senior Credit Facility to $750,000, and (iii) a transition from LIBOR to a SOFR-based interest rate. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company.
Borrowings under the Senior Credit Facility bear interest at floating rates, at the Company’s option, based upon either SOFR plus a spread of 1.00% to 1.75% or a base rate plus a spread of 0.00% to 0.75%. The applicable spread is determined quarterly based upon the Company’s consolidated net leverage ratio (as calculated per the Amended Credit Agreement). The Senior Credit Facility, which includes a $125,000 sublimit for the issuance of letters of credit and a $75,000 sublimit for swingline loans, is available for working capital, capital expenditures, permitted acquisitions and general corporate purposes. At February 10, 2023, $45,000 was drawn in the ordinary course of business and there was $683,592 of available credit under the Senior Credit Facility.

(b) The Company’s 4.625% Senior Notes Due 2027
On August 13, 2020, the Company completed the issuance of an additional $200,000 aggregate principal amount of 4.625% senior notes due 2027 (the “New 2027 Notes”), which were issued at a price of 101.000% of the aggregate principal amount. The New 2027 Notes were issued pursuant to the existing indenture, dated as of October 1, 2019, under which the Company previously issued $300,000 aggregate principal amount of 4.625% senior notes due 2027 (the “Existing 2027 Notes” and together with the New 2027 Notes, the “2027 Notes”). The New 2027 Notes are being treated as a single series with the Existing 2027 Notes and have the same terms (other than issue price, issue date and the date from which interest accrues) as those of the Existing 2027 Notes. The 2027 Notes are unsecured obligations of the Company and the interest is fixed at 4.625% and payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2020 with respect to the New 2027 Notes. The aggregate principal amount of the 2027 Notes matures on October 1, 2027.
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
(d) Debt Balances

Outstanding debt balances as of December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
2027 Notes	$500,000	$500,000
2029 Notes	350,000	350,000
Total debt outstanding	850,000	850,000
Less unamortized fees and premium	(6,495)	(7,678)
Long-term portion of notes payable	$843,505	$842,322
At December 31, 2022, with $21,408 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $378,592 of available credit under the Senior Credit Facility.
(e) Letters of Credit

At December 31, 2022, the Company maintained outstanding standby letters of credit totaling $21,962 as collateral in relation to its workers compensation insurance agreements and a corporate office lease agreement. Of the $21,962 outstanding letters of credit, the Company has collateralized $554 in cash and cash equivalents and the remaining $21,408 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2021 totaled $23,562.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. A discretionary matching contribution is determined by the Company each year. Employer contribution expenses incurred under the AMN Plan were $31,409, $13,157 and $4,256 for the years ended December 31, 2022, 2021 and

2020, respectively. Employer contribution expenses for the year ended December 31, 2022 include one-time contributions and a temporary increase to the discretionary matching contribution for a portion of the year.

The Company has a deferred compensation plan for certain executives and employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their variable compensation and 100% of their vested RSUs or vested PRSUs. A discretionary matching contribution is determined by the Company each year. Employer contributions under the Plan were $18,023, $8,951 and $2,845 for the years ended December 31, 2022, 2021 and 2020, respectively. Employer contribution expenses for the year ended December 31, 2022 include one-time contributions and a temporary increase to the discretionary matching contribution for a portion of the year.. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and employees. The cash surrender value of these policies was $117,139 and $115,095 at December 31, 2022 and 2021, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2022 and 2021, no shares of preferred stock were outstanding.

(b) Treasury Stock

On November 1, 2016, the Company’s board of directors approved a share repurchase program under which the Company may repurchase up to $150,000 of its outstanding common stock. On November 10, 2021, February 17, 2022 and June 15, 2022 the Company announced increases to the share repurchase program totaling $700,000 for a total of $850,000 of repurchase authorization as of December 31, 2022. The amount and timing of the purchases will depend on a number of factors including the price of the Company’s shares, trading volume, Company performance, Company liquidity, general economic and market conditions and other factors that the Company’s management believes are relevant. The share repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

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

During the year ended December 31, 2022, the Company repurchased 5,644 shares of its common stock at an average price of $102.16 per share excluding broker’s fees, resulting in an aggregate purchase price of $576,767. During the year ended December 31, 2021, the Company repurchased 25 shares of its common stock at an average price of $108.97 per share excluding broker’s fees, resulting in an aggregate purchase price of $2,688. During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock.

On February 7, 2023, the Company’s board of directors approved an increase to the share repurchase program of up to an additional $500,000 of repurchases of its outstanding common stock. Since December 31, 2022, and through February 22, 2023, the Company has repurchased 923 shares of its common stock at an average price of $108.40 per share excluding broker’s fees, resulting in an aggregate purchase price of $100,028.

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. Pursuant to the Equity Plan, stock options and stock appreciation rights (“SARs”) granted had a maximum contractual life of ten years. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. As of December 31, 2022 and 2021, 2,414 and 2,548 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have recently consisted of RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2022, 181 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to performance conditions being achieved) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2019	758	$52.45
Granted—RSUs	271	$60.02
Granted—PRSUs (1)	155	$64.59
Vested	(283)	$49.18
Canceled/forfeited	(184)	$53.84
Unvested at December 31, 2020	717	$58.88
Granted—RSUs	290	$85.30
Granted—PRSUs (1)	186	$97.46
Vested	(280)	$56.05
Canceled/forfeited	(158)	$65.69
Unvested at December 31, 2021	755	$78.13
Granted—RSUs	200	$109.66
Granted—PRSUs (1)	190	$92.65
Vested	(405)	$72.43
Canceled/forfeited	(75)	$82.13
Unvested at December 31, 2022	665	$94.79

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2022, there was $28,293 unrecognized compensation cost related to unvested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2022 and 2021, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $68,348 and $92,346, respectively.

Stock Options and SARs

Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company’s common stock at a price per share set at the date of grant. Stock appreciation rights (“SARs”) entitle the holder to receive, at the end of a vesting period, shares of the Company’s common stock equal in value to the difference between the exercise price of the SAR, which is set at the date of grant, and the fair market value of the Company’s common stock on the date of exercise.

A summary of stock option and SAR activity under the Equity Plan and Other Plans is as follows:

	Number Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2019	12	$7.51
Granted	—	$—
Exercised	(12)	$7.51
Canceled/forfeited/expired	—	$—
Outstanding at December 31, 2020	—	$—
Vested and expected to vest at December 31, 2020	—	$—
Exercisable at December 31, 2020	—	$—

As of December 31, 2020, there were no stock options or SARs outstanding. The total intrinsic value of stock options and SARs exercised was $828 for 2020.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
Share-based employee compensation, before tax	$30,066	$25,217	$20,465
Related income tax benefits	(7,817)	(6,556)	(5,321)
Share-based employee compensation, net of tax	$22,249	$18,661	$15,144

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

On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The Company has reached an agreement to settle this matter in its entirety and is awaiting court approval. Final approval of the settlement is expected in early 2023.

Because of the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. The Company has recorded accruals in connection with the matters described above amounting to $46,225. The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2023

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on May 17, 2023 (the “2023 Annual Meeting Proxy Statement”) under the headings “Corporate Governance—Election of Our Directors—AMN Healthcare Board of Directors,” “Executive Compensation Disclosure,” “Security Ownership and Other Matters—Section 16(a) Reporting Compliance,” the table set forth in “Corporate Governance—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Committees of the Board.”

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer or any person performing similar functions, which we post on our website in the “Governance Documents” link located at ir.amnhealthcare.com. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website. We will provide any person, without charge, a copy of such Code of Ethics upon written request, which may be mailed to 8840 Cypress Waters Boulevard Suite 300, Dallas, Texas 75019, Attn: Corporate Secretary.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed information related to such procedures.

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the 2023 Annual Meeting Proxy Statement under the headings “Compensation, Discussion and Analysis,” “Executive Compensation Disclosure,” “Director Compensation and Ownership Guidelines,” “Corporate Governance—Enterprise Risk Oversight,” “Corporate Governance—Committees of the Board—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report on Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2023 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2022 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Numbers of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Plan Category
Equity compensation plans approved by security holders	664,732	$—	2,413,823
Equity compensation plans not approved by security holders (3)	—	—	181,454

Total	664,732	$—	2,595,277

(1) Includes RSUs and PRSUs. As of December 31, 2022, there were no stock options or SARs outstanding. The weighted-average exercise price set forth in this table excludes the effect of RSUs and PRSUs, which have no exercise price.
(2) Under the Equity Plan, each share (a) tendered or held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding with respect to an award, or (b) subject to SARs that are not issued in connection with the settlement of the SARs on exercise thereof, is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include shares underlying our Equity Plan that are forfeited, canceled or terminated after December 31, 2022. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2023 Annual Meeting Proxy Statement under the headings “Corporate Governance—Policies and Procedures Governing Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Independence,” and “Corporate Governance—Committees of the Board.”

Item 14.    Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2023 Annual Meeting Proxy Statement under the heading “Ratification of the Selection of Independent Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

3.2
Eleventh Amended and Restated By-laws of AMN Healthcare Services, Inc. dated December 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated December 14, 2022, filed with the SEC on December 16, 2022).

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

10.5
First Amendment to Office Lease, dated as of May 31, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.6
Second Amendment to Office Lease, dated as of June 30, 2006, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

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
10.9
Fourth Amendment to Office Lease, dated as of October 5, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

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

10.12
Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement—Director (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 4, 2022).

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

10.37
AMN Healthcare 2022 Senior Executive Performance and Retention Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.38
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.39
Employment Agreement, dated as of May 4, 2005, between AMN Healthcare, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005).

Exhibit Number	Description
10.40
First Amendment to Employment Agreement, dated as of February 6, 2008, between AMN Healthcare Services, Inc. and Susan R. Nowakowski (aka Susan R. Salka) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.41
Transition Agreement, dated as of May 5, 2022, between AMN Healthcare, Inc. and Susan R. Salka (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.42
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.43
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement—Officer (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019).

10.44
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

10.46
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement (Stratus Gross Profit) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.47
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 10, 2021).

10.48
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 10, 2021).

10.49
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.50
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.51
Amendment to Restricted Stock Unit Agreements, dated as of May 5, 2022, between AMN Healthcare Services, Inc. and Jeffrey Knudson (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.52	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Management Contract or Compensatory Plan or Arrangement).*

10.53	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement).*

10.54	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.55	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Buy-Out) (Management Contract or Compensatory Plan or Arrangement).*

Exhibit Number	Description
10.56
Form of Amended and Restated Severance Agreement, effective as of May 8, 2020 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 11, 2020).

10.57
Severance Agreement, effective as of November 28, 2022, between AMN Healthcare, Inc. and Cary Grace (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 4, 2022).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer

Date: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 22, 2023.

/S/ CAROLINE S. GRACE
Caroline S. Grace Director, President and Chief Executive Officer (Principal Executive Officer)

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