Form 10-Q
period 2023-03-31
AMN HEALTHCARE SERVICES INC
filed 2023-05-05
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
As of May 3, 2023, there were 39,645,292 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$28,516	$64,524
Accounts receivable, net of allowances of $37,736 and $31,910 at March 31, 2023 and December 31, 2022, respectively	687,645	675,650
Accounts receivable, subcontractor	276,655	268,726
Prepaid expenses	26,696	18,708
Other current assets	51,552	66,037
Total current assets	1,071,064	1,093,645
Restricted cash, cash equivalents and investments	67,594	61,218
Fixed assets, net of accumulated depreciation of $233,942 and $227,617 at March 31, 2023 and December 31, 2022, respectively	155,276	149,276
Other assets	197,325	172,016
Goodwill	935,319	935,364
Intangible assets, net of accumulated amortization of $379,172 and $361,327 at March 31, 2023 and December 31, 2022, respectively	454,485	476,832
Total assets	$2,881,063	$2,888,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$473,764	$476,452
Accrued compensation and benefits	269,237	333,244
Other current liabilities	60,600	48,237
Total current liabilities	803,601	857,933
Revolving credit facility	140,000	—
Notes payable, net of unamortized fees and premium	843,801	843,505
Deferred income taxes, net	16,113	22,713
Other long-term liabilities	121,774	120,566
Total liabilities	1,925,289	1,844,717
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,236 issued and 40,238 outstanding at March 31, 2023 and 50,109 issued and 41,879 outstanding at December 31, 2022	502	501
Additional paid-in capital	505,857	501,674
Treasury stock, at cost; 9,998 and 8,230 shares at March 31, 2023 and December 31, 2022, respectively	(874,898)	(698,598)
Retained earnings	1,325,106	1,240,996
Accumulated other comprehensive loss	(793)	(939)
Total stockholders’ equity	955,774	1,043,634
Total liabilities and stockholders’ equity	$2,881,063	$2,888,351

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$1,126,223	$1,552,538
Cost of revenue	757,377	1,056,370
Gross profit	368,846	496,168
Operating expenses:
Selling, general and administrative	205,599	257,579
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	37,577	30,656
Total operating expenses	243,176	288,235
Income from operations	125,670	207,933
Interest expense, net, and other	10,259	9,589
Income before income taxes	115,411	198,344
Income tax expense	31,301	52,336
Net income	$84,110	$146,008

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	146	(907)
Other comprehensive income (loss)	146	(907)

Comprehensive income	$84,256	$145,101

Net income per common share:
Basic	$2.03	$3.11
Diluted	$2.02	$3.09
Weighted average common shares outstanding:
Basic	41,378	46,913
Diluted	41,570	47,208

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock into treasury	—	—	—	(2,298)	(228,024)	—	—	(228,024)
Equity awards vested, net of shares withheld for taxes	164	2	(9,433)	—	—	—	—	(9,431)
Share-based compensation	—	—	11,259	—	—	—	—	11,259
Comprehensive income (loss)	—	—	—	—	—	146,008	(907)	145,101
Balance, March 31, 2022	50,013	$500	$488,535	(4,884)	$(349,855)	$942,954	$(1,202)	$1,080,932

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock into treasury	—	—	—	(1,768)	(176,300)	—	—	(176,300)
Equity awards vested, net of shares withheld for taxes	127	1	(6,135)	—	—	—	—	(6,134)
Share-based compensation	—	—	10,318	—	—	—	—	10,318
Comprehensive income	—	—	—	—	—	84,110	146	84,256
Balance, March 31, 2023	50,236	$502	$505,857	(9,998)	$(874,898)	$1,325,106	$(793)	$955,774

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$84,110	$146,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	38,834	31,510
Non-cash interest expense and other	505	479
Change in fair value of contingent consideration liabilities	80	—
Increase in allowance for credit losses and sales credits	25,447	3,432
Provision for deferred income taxes	(6,639)	18,526
Share-based compensation	10,318	11,259
Loss on disposal or impairment of long-lived assets	1,849	241
Net loss on investments in available-for-sale securities	81	174
Net loss (gain) on deferred compensation balances	41	(570)
Non-cash lease expense	(228)	2,880
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(37,376)	(194,044)
Accounts receivable, subcontractor	(7,929)	(50,592)
Income taxes receivable	8,875	—
Prepaid expenses	(7,988)	33,373
Other current assets	(115)	12,180
Other assets	221	(342)
Accounts payable and accrued expenses	(9,557)	70,988
Accrued compensation and benefits	(71,038)	96,486
Other liabilities	11,903	18,353
Deferred revenue	2,040	(126)
Net cash provided by operating activities	43,434	200,215

Cash flows from investing activities:
Purchase and development of fixed assets	(17,487)	(13,590)
Purchase of investments	—	(4,018)
Proceeds from sale and maturity of investments	2,007	6,885
Proceeds from sale of equity investment	—	68
Payments to fund deferred compensation plan	(16,951)	(12,584)
Net cash used in investing activities	(32,431)	(23,239)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Payments on revolving credit facility	(70,000)	—
Proceeds from revolving credit facility	210,000	—
Repurchase of common stock (1)	(174,744)	(228,024)
Payment of financing costs	(3,579)	—
Cash paid for shares withheld for taxes	(6,134)	(9,431)
Net cash used in financing activities	(44,457)	(237,455)
Effect of exchange rate changes on cash	—	(183)
Net decrease in cash, cash equivalents and restricted cash	(33,454)	(60,662)
Cash, cash equivalents and restricted cash at beginning of period	137,872	246,714
Cash, cash equivalents and restricted cash at end of period	$104,418	$186,052

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,610	$4,230
Cash paid for interest (net of $288 and $121 capitalized for the three months ended March 31, 2023 and 2022, respectively)	$1,053	$196
Cash paid for income taxes	$5,404	$9,824
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$6,849	$4,771
Excise tax payable on share repurchases	$1,556	$—
(1) The difference between the amount reported for the three months ended March 31, 2023 and the corresponding amount presented in the condensed consolidated statements of stockholders’ equity is due to accrued excise tax payable on share repurchases recorded within treasury stock.

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023 (the “2022 Annual Report”).
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
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new guidance requires companies to apply the definition of a performance obligation under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities, such as deferred revenue, relating to contracts with customers that are acquired in a business combination. Under prior guidance, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at their acquisition-date fair values in accordance with ASC Subtopic 820-10, Fair Value Measurements—Overall. Generally, this new guidance will result in the acquirer recognizing acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree prior to the acquisition under ASC Topic 606. The Company adopted this standard effective January 1, 2023 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.
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

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$28,516	$64,524
Restricted cash and cash equivalents (included in other current assets)	31,500	37,225
Restricted cash, cash equivalents and investments	67,594	61,218
Total cash, cash equivalents and restricted cash and investments	127,610	162,967
Less restricted investments	(23,192)	(25,095)
Total cash, cash equivalents and restricted cash	$104,418	$137,872
The Company maintains its cash and restricted cash in bank deposit accounts primarily at large, national financial institutions, which typically exceed federally insured limits. The Company has not experienced any losses in such accounts.
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2023	2022
Balance as of January 1,	$31,910	$6,838
Provision for expected credit losses	6,938	1,166
Amounts written off charged against the allowance	(1,112)	(534)
Balance as of March 31,	$37,736	$7,470
The increase in the provision for expected credit losses for the three months ended March 31, 2023 was primarily the result of concern with a specific customer’s ability to meet its financial obligations, and uncertainty regarding the collectability of cash flows from customers due primarily to the current macroeconomic outlook.
Reclassifications
To conform to the current year presentation, certain reclassifications have been made to prior year balances in the condensed consolidated balance sheets and accompanying Note (10), “Balance Sheet Details.”

2. ACQUISITIONS
The Company accounted for the acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through March 31, 2023. The allocation will continue to be updated through the measurement period, if necessary. The goodwill recognized for the acquisition is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company did not incur any material acquisition-related costs.
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
The preliminary allocation of the $78,533 purchase price, which was reduced by the final working capital settlement during the fourth quarter of 2022, consisted of (1) $3,632 of fair value of tangible assets acquired, which included $963 cash received, (2) $8,244 of liabilities assumed, (3) $40,200 of identified intangible assets, and (4) $42,945 of goodwill, of which $34,944 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately thirteen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2023	2022
Net income	$84,110	$146,008

Net income per common share - basic	$2.03	$3.11
Net income per common share - diluted	$2.02	$3.09

Weighted average common shares outstanding - basic	41,378	46,913
Plus dilutive effect of potential common shares	192	295
Weighted average common shares outstanding - diluted	41,570	47,208
Share-based awards to purchase 243 and 160 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2023 and 2022, respectively, because the effect of these instruments was anti-dilutive.
Since March 31, 2023, and through May 5, 2023, the Company repurchased 594 shares of its common stock at an average price of $84.18 per share excluding broker’s fee, resulting in an aggregate purchase price of $50,000 excluding the effect of 1% of excise taxes on the repurchased amount.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse and allied permanent placement, allied staffing and revenue cycle solutions businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, virtual care, and outsourced solutions businesses.
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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2023	2022
Revenue
Nurse and allied solutions	$824,480	$1,228,039
Physician and leadership solutions	165,757	179,506
Technology and workforce solutions	135,986	144,993
	$1,126,223	$1,552,538
Segment operating income
Nurse and allied solutions	$113,445	$195,089
Physician and leadership solutions	25,100	20,381
Technology and workforce solutions	67,010	78,880
	205,555	294,350
Unallocated corporate overhead	30,733	43,648
Depreciation and amortization	37,577	30,656
Depreciation (included in cost of revenue)	1,257	854
Share-based compensation	10,318	11,259
Interest expense, net, and other	10,259	9,589
Income before income taxes	$115,411	$198,344

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2023	$382,005	$152,800	$400,559	$935,364
Goodwill adjustment for Connetics acquisition	(45)	—	—	(45)
Balance, March 31, 2023	$381,960	$152,800	$400,559	$935,319
Accumulated impairment loss as of December 31, 2022 and March 31, 2023	$154,444	$60,495	$—	$214,939

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended March 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$592,677	$—	$—	$592,677
Labor disruption services	5,702	—	—	5,702
Local staffing	25,272	—	—	25,272
Allied staffing	196,125	—	—	196,125
Locum tenens staffing	—	106,703	—	106,703
Interim leadership staffing	—	40,242	—	40,242
Temporary staffing	819,776	146,945	—	966,721
Permanent placement	4,704	18,812	—	23,516
Language services	—	—	61,676	61,676
Vendor management systems	—	—	54,173	54,173
Other technologies	—	—	7,347	7,347
Technology-enabled services	—	—	123,196	123,196
Talent planning and acquisition	—	—	12,790	12,790
Total revenue	$824,480	$165,757	$135,986	$1,126,223

	Three Months Ended March 31, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$970,109	$—	$—	$970,109
Local staffing	44,057	—	—	44,057
Allied staffing	213,873	—	—	213,873
Locum tenens staffing	—	112,672	—	112,672
Interim leadership staffing	—	44,354	—	44,354
Temporary staffing	1,228,039	157,026	—	1,385,065
Permanent placement	—	22,480	—	22,480
Language services	—	—	49,238	49,238
Vendor management systems	—	—	75,022	75,022
Other technologies	—	—	7,658	7,658
Technology-enabled services	—	—	131,918	131,918
Talent planning and acquisition	—	—	13,075	13,075
Total revenue	$1,228,039	$179,506	$144,993	$1,552,538
The Company did not generate material revenue from labor disruption services during the three months ended March 31, 2022.

6. NOTES PAYABLE AND CREDIT AGREEMENT
On February 10, 2023, the Company entered into the third amendment to its credit agreement (the “Third Amendment”). The Third Amendment provides for, among other things, the following: (i) an extension of the maturity date of the secured revolving credit facility (the “Senior Credit Facility”) to February 10, 2028, (ii) an increase of the revolving commitments to $750,000, and (iii) a transition from LIBOR to a SOFR-based interest rate. The obligations of the Company under the amended credit agreement are secured by substantially all of the assets of the Company. Additional information regarding the credit agreement, Senior Credit Facility and Third Amendment is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2022 Annual Report.

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2022 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2023.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper that is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The Company’s cash equivalents also include commercial paper classified as Level 2 in the fair value hierarchy. Of the $37,600 commercial paper issued and outstanding as of March 31, 2023, none had original maturities greater than three months. Of the $31,536 commercial paper issued and outstanding as of December 31, 2022, none had original maturities greater than three months.
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company also include corporate bonds that are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. As of March 31, 2023, the Company had $23,192 corporate bonds issued and outstanding, all of which had original maturities greater than three months and were considered available-for-sale securities. As of December 31, 2022, the Company had $25,095 corporate bonds issued and outstanding, all of which had original maturities greater than three months and were considered available-for-sale securities.
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
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2023				Fair Value Measurements as of December 31, 2022
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$641	$—	$—	$641	$36,895	$—	$—	$36,895
Deferred compensation	(144,349)	—	—	(144,349)	(128,465)	—	—	(128,465)
Corporate bonds	—	23,192	—	23,192	—	25,095	—	25,095
Commercial paper	—	37,600	—	37,600	—	31,536	—	31,536
Acquisition contingent consideration liabilities	—	—	(5,150)	(5,150)	—	—	(5,070)	(5,070)
Assets Measured on a Non-Recurring Basis
The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to its goodwill, long-lived assets, and equity investments.
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $19,204 as of both March 31, 2023 and December 31, 2022.
There were no material impairment charges recorded during the three months ended March 31, 2023 and 2022.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.625% senior notes due 2027 (the “2027 Notes”) and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes and the 2029 Notes are presented in the following table. See additional information regarding the 2027 Notes and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2022 Annual Report.

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$463,125	$500,000	$460,000
2029 Notes	350,000	308,875	350,000	300,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2023, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2019.

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
On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The Company reached an agreement to settle this matter in its entirety and received court approval of the settlement. Payment is expected to be made in the second quarter of 2023.
Because of the inherent uncertainty of litigation, the Company is not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to the Company. The Company has recorded accruals in connection with the two matters described above amounting to $46,225. The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued as of both March 31, 2023 and December 31, 2022 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.
Operating Leases
In the first quarter of 2022, the Company entered into a lease agreement for an office building located in Dallas, Texas, with future undiscounted lease payments of approximately $29,514, excluding lease incentives. Because the Company does not control the underlying asset during the construction period, the Company is not considered the owner of the asset under construction for accounting purposes. The lease will commence upon completion of the construction of the office building which is expected be in the second quarter of 2023. The initial term of the lease is approximately eleven years with options to renew the lease during the lease term. A right-of-use asset and lease liability will be recognized in the consolidated balance sheet in the period the lease commences.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2023	December 31, 2022
Other current assets:
Restricted cash and cash equivalents	$31,500	$37,225
Income taxes receivable	—	8,875
Other	20,052	19,937
Other current assets	$51,552	$66,037

Fixed assets:
Furniture and equipment	$54,978	$51,408
Software	333,302	323,418
Leasehold improvements	938	2,067
	389,218	376,893
Accumulated depreciation	(233,942)	(227,617)
Fixed assets, net	$155,276	$149,276

Other assets:
Life insurance cash surrender value	$140,731	$117,139
Operating lease right-of-use assets	$14,484	16,266
Other	42,110	38,611
Other assets	$197,325	$172,016

Accounts payable and accrued expenses:
Trade accounts payable	$81,447	$78,057
Subcontractor payable	278,432	295,259
Accrued expenses	82,337	73,885
Loss contingencies	15,874	14,638
Professional liability reserve	8,091	7,756
Other	7,583	6,857
Accounts payable and accrued expenses	$473,764	$476,452

Accrued compensation and benefits:
Accrued payroll	$72,113	$63,857
Accrued bonuses and commissions	28,032	96,760
Workers compensation reserve	12,394	12,113
Deferred compensation	144,349	128,465
Other	12,349	32,049
Accrued compensation and benefits	$269,237	$333,244

Other current liabilities:
Acquisition related liabilities	$5,150	$5,070
Income taxes payable	23,395	—
Client deposits	7,463	21,466
Operating lease liabilities	7,789	8,090
Deferred revenue	13,876	11,825
Other	2,927	1,786
Other current liabilities	$60,600	$48,237

Other long-term liabilities:
Workers compensation reserve	$22,756	$23,841
Professional liability reserve	38,153	36,214
Operating lease liabilities	7,652	9,360
Other	53,213	51,151
Other long-term liabilities	$121,774	$120,566

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023 (“2022 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare organizations across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, revenue cycle solutions, language services, and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended March 31, 2023, we recorded revenue of $1,126.2 million, as compared to $1,552.5 million for the same period last year.
Nurse and allied solutions segment revenue comprised 73% and 79% of total consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary and permanent nursing and allied staffing needs of a client. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services. A majority of our placements in this segment are under our managed services solution, however, we also provide traditional direct nurse and allied healthcare staffing solutions of variable assignment lengths.
Physician and leadership solutions segment revenue comprised 15% and 12% of total consolidated revenue for the three months ended March 31, 2023 and 2022, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.
Technology and workforce solutions segment revenue comprised 12% and 9% of total consolidated revenue for both of the three months ended March 31, 2023 and 2022, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, and (5) virtual care services.
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
Recent Trends
Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and from early 2020 through 2022, the COVID-19 pandemic and the “Great Resignation” impacted demand. From late 2020 through most of 2022, these conditions resulted in historically high demand for our nurses and allied healthcare professionals. In 2023, with the pandemic-related needs subsiding, demand in our travel nurse business has declined significantly from historic highs and is currently slightly below pre-pandemic levels. Demand in our allied business continues to be above pre-pandemic levels and certain specialties such as allied therapy are up significantly year over year. Our clients are still dealing with significant labor shortages as their progress on permanent hiring and retention has not addressed the vacancies. At the same time, despite the relatively high level of hospital job openings, our clients have focused on reducing what had been historically high utilization of contingent labor.
Wages for nurses and the corresponding bill rates we charge our clients peaked in the first quarter of 2022. Bill rates in our nurse and allied solutions segment decreased year-over-year in the first quarter of 2023. We expect bill rates and clinician compensation to stabilize above pre-pandemic levels in 2023.
In our physician and leadership solutions segment, demand for our locum tenens business is well above pre-pandemic levels. Demand for certified registered nurse anesthetists (CRNAs), which represents the largest percentage of revenue in this business, continues to be strong. We expect continued strong demand for locums tenens staffing in the second quarter of 2023. Demand remained softer for our interim leadership and search businesses in the first quarter of 2023 as some healthcare organizations streamlined or deferred leadership roles to reduce costs.
In our technology and workforce solutions segment, our language services business continued to experience increased utilization reflecting a continued shift to more virtual interpretation that began during the pandemic. As anticipated, bill rates and volumes in our VMS business followed similar trends as our nurse and allied solutions segment, declining from historic highs but remaining above pre-pandemic levels. We anticipate our VMS business to continue to trend along the same lines as our nurse and allied solutions segment with bill rates stabilizing in 2023 above pre-pandemic levels.
Our clients have accelerated initiatives designed to contain costs of their spend on contingent labor, and we are experiencing a number of clients that are reevaluating their approach and seeking sustainable workforce solutions.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standard Update (“ASU”) described in the accompanying Note (1), “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2022 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Connetics acquisition impacts the comparability of the results between the three months ended March 31, 2023 and 2022. See additional information in the accompanying Note (2), “Acquisitions.” Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2023	2022
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	67.2	68.0
Gross profit	32.8	32.0
Selling, general and administrative	18.3	16.6
Depreciation and amortization	3.3	2.0
Income from operations	11.2	13.4
Interest expense, net, and other	1.0	0.6
Income before income taxes	10.2	12.8
Income tax expense	2.7	3.4
Net income	7.5%	9.4%

Comparison of Results for the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Revenue. Revenue decreased 27% to $1,126.2 million for the three months ended March 31, 2023 from $1,552.5 million for the same period in 2022, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 33% to $824.5 million for the three months ended March 31, 2023 from $1,228.0 million for the same period in 2022. The $403.5 million decrease was primarily attributable to an approximately 22% decrease in the average bill rate, an 11% decrease in the average number of travelers on assignment, and a 3% decrease in billable hours during the three months ended March 31, 2023. The overall decrease was partially offset by an approximately $6.0 million increase in labor disruption revenue and additional revenue of $4.7 million in connection with the Connetics acquisition.
Physician and leadership solutions segment revenue decreased 8% to $165.8 million for the three months ended March 31, 2023 from $179.5 million for the same period in 2022. The $13.7 million decrease was attributable to declines in revenue of our businesses across the segment driven, in part, by COVID-19 project work in the prior year. Revenue in our locum tenens business declined approximately 5% during the three months ended March 31, 2023 primarily due to a 9% decrease in the number of days filled, partially offset by a 4% increase in the revenue per day filled. Our interim leadership business experienced a 9% decline and our physician permanent placement and executive search businesses declined 16% during the three months ended March 31, 2023, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 6% to $136.0 million for the three months ended March 31, 2023 from $145.0 million for the same period in 2022. The $9.0 million decrease was primarily attributable to a decline within our VMS business, partially offset by growth within our language services business. Revenue for our VMS business declined 28% for the same reasons as nurse and allied solutions segment revenue, while our language services business grew 25% during the three months ended March 31, 2023.
For the three months ended March 31, 2023 and 2022, revenue under our MSP arrangements comprised approximately 57% and 66% of our consolidated revenue, 74% and 81% of our nurse and allied solutions segment revenue, 21% and 14% of our physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 26% to $368.8 million for the three months ended March 31, 2023 from $496.2 million for the same period in 2022, representing gross margins of 32.8% and 32.0%, respectively. The increase in consolidated gross margin for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. The overall increase was partially offset by (1) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment and (2) a lower margin in our nurse and allied solutions segment driven by a decrease in billable hours. Gross margin by reportable segment for the three months ended March 31, 2023 and 2022 was 25.9% and 26.2% for nurse and allied solutions, 35.2% and 35.0% for physician and leadership solutions, and 71.4% and 76.7% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $205.6 million, representing 18.3% of revenue, for the three months ended March 31, 2023, as compared to $257.6 million, representing 16.6% of revenue, for the same period in 2022. The decrease in SG&A expenses was primarily due to $56.9 million of lower employee compensation and benefits (inclusive of share-based compensation), partially offset by a $5.8 million increase in the provision for expected credit losses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended March 31,
	2023	2022
Nurse and allied solutions	$99,997	$126,996
Physician and leadership solutions	33,208	42,489
Technology and workforce solutions	31,343	33,187
Unallocated corporate overhead	30,733	43,648
Share-based compensation	10,318	11,259
	$205,599	$257,579
Depreciation and Amortization Expenses. Amortization expense increased 10% to $21.7 million for the three months ended March 31, 2023 from $19.6 million for the same period in 2022, primarily attributable to additional amortization expense related to the intangible assets acquired in the Connetics acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 45% to $15.9 million for the three months ended March 31, 2023 from $11.0 million for the same period in 2022, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.3 million and $0.9 million of depreciation expense for our language services business is included in cost of revenue for the three months ended March 31, 2023 and 2022, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $10.3 million during the three months ended March 31, 2023 as compared to $9.6 million for the same period in 2022. The increase was primarily due to a higher average debt outstanding balance during the three months ended March 31, 2023.

Income Tax Expense. Income tax expense was $31.3 million for the three months ended March 31, 2023 as compared to $52.3 million for the same period in 2022, reflecting effective income tax rates of 27% and 26% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $0.8 million of net discrete tax expense during the three months ended March 31, 2023 compared to a $1.0 million net discrete tax benefits during the same period in 2022, in relation to income before income taxes of $115.4 million and $198.3 million for the three months ended March 31, 2023 and 2022, respectively. We currently estimate our annual effective tax rate to be approximately 28% for 2023. The 27% effective tax rate for the three months ended March 31, 2023 differs from our estimated annual effective tax rate of 28% primarily due to certain discrete tax benefits recognized during the three months ended March 31, 2023, in relation to income before income taxes.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$43,434	$200,215
Net cash used in investing activities	(32,431)	(23,239)
Net cash used in financing activities	(44,457)	(237,455)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities.
As of March 31, 2023, (1) $140.0 million was drawn with $589.2 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2022 Annual Report.
As of March 31, 2023, the total of our contractual obligations under operating leases with initial terms in excess of one year was $16.0 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2022 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in the accompanying Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Under the repurchase program, we intend to enter into an accelerated share repurchase (“ASR”) agreement with a counterparty to repurchase approximately $200.0 million of our outstanding common stock.
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
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $43.4 million, compared to $200.2 million for the same period in 2022. The decrease in net cash provided by operating activities was primarily attributable to (1) a decrease in net income excluding non-cash expenses of $59.5 million primarily due to a decline in operating results in our nurse and allied solutions segment, (2) a decrease in accrued compensation and benefits between periods of $167.5 million primarily due to prior year increases in pay rates and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits in 2022, including accrued bonuses and commissions that were paid during the first quarter of 2023, (3) a decrease in accounts payable and accrued expenses between periods of $80.5 million primarily due to increased associate vendor usage in 2022, and (4) increases in prepaid expenses and other current assets between periods of $41.4 million and $12.3 million, respectively, primarily due to prepayments and deposits that were made in 2021 and refunded by third-party vendors in 2022 related to labor disruption services. The overall decrease in net cash provided by operating activities was partially offset by a decrease in accounts receivable and subcontractor receivables between periods of $199.3 million primarily due to a smaller increase in the receivables balance in the current year as compared to the prior year, which was due to increases in revenue and associate vendor usage in the prior year along with timing of collections during the three months ended March 31, 2023. Our Days Sales Outstanding (“DSO”) was 55 days at March 31, 2023, 55 days at December 31, 2022, and 57 days at March 31, 2022.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $32.4 million, compared to net cash used in investing activities of $23.2 million for the same period in 2022. The increase was primarily due to $17.0 million of payments to fund the deferred compensation plan during the three months ended March 31, 2023 as compared to $12.6 million of payments during the three months ended March 31, 2022. In addition, capital expenditures were $17.5 million and $13.6 million for the three months ended March 31, 2023 and 2022, respectively.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $44.5 million, primarily due to (1) $174.7 million paid in connection with the repurchase of our common stock, (2) repayments of $70.0 million under the Senior Credit Facility, (3) $6.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $3.6 million payment of financing costs in connection with the Third Amendment (as defined below), all of which was partially offset by borrowings of $210.0 million under the Senior Credit Facility. Net cash used in financing activities during the three months ended March 31, 2022 was $237.5 million due to $228.0 million paid in connection with the repurchase of our common stock and $9.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
Amended Credit Agreement
On February 10, 2023, we entered into the third amendment to our credit agreement (the “Third Amendment”). The Third Amendment (together with the credit agreement as amended to date, collectively, the “Amended Credit Agreement”) provides for, among other things, an increase to the revolving commitments under the Senior Credit Facility to $750.0 million and an extension of the maturity date of the Amended Credit Agreement to February 10, 2028. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. We describe in further detail the terms of the Amended Credit Agreement, including maturity dates and interest terms, in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2022 Annual Report.
Letters of Credit
At March 31, 2023, we maintained outstanding standby letters of credit totaling $21.3 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.3 million of outstanding letters of credit, we have collateralized $0.5 million in cash and cash equivalents and the remaining $20.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2022 totaled $22.0 million.
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2022 Annual Report and include but are not limited to:
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
•the severity and duration of the impact the COVID-19 pandemic, the Great Resignation, economic downturns, inflation, recession or slow recoveries have on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;
•the effects of economic downturns, inflation, recession or slow recoveries, which could result in less demand for our services, increased client initiatives designed to contain costs, including reevaluating their approach as it pertains to contingent labor and managed services programs;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2023, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2023. A 100 basis point change in interest rates as of March 31, 2023 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized losses would be realized only if we sell the investments prior to maturity.
During the three months ended March 31, 2023, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in the accompanying Note (9), “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2022 Annual Report. The risk factors described in our 2022 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022 and June 15, 2022, we announced increases to the repurchase program totaling $700.0 million. Additionally, on February 16, 2023, we announced an increase of $500.0 million for a total of $1,350.0 million of repurchase authorization as of March 31, 2023. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the three months ended March 31, 2023, we repurchased 1.8 million shares of common stock at an average price of $98.81 per share excluding broker’s fees, resulting in an aggregate purchase price of $174.7 million excluding the effect of excise taxes, funded through cash on hand and borrowings under our secured revolving credit facility. We describe in further detail our repurchase program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2022 Annual Report.
The following table presents repurchases of our common stock, which excludes the effect of excise taxes, during the three months ended March 31, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2023	922,516	$108.40	922,516	$51,374,511
February 1 - 28, 2023	187,031	$93.83	187,031	$533,820,512
March 1 - 31, 2023	658,402	$86.79	658,402	$476,658,438

Total	1,767,949	$98.81	1,767,949	$476,658,438

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

4.1
Third Amendment to Credit Agreement, dated as of February 10th, 2023, by and among AMN Healthcare, Inc., as borrow, the guarantors party thereto, the lenders identified on the signature pages, as lenders, and Truist Bank, as administrative agent.*

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

Date: May 5, 2023

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)