Form 10-Q
period 2023-06-30
AMN HEALTHCARE SERVICES INC
filed 2023-08-04
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File No.: 001-16753
AMN HEALTHCARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		06-1500476
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2999 Olympus Boulevard	Suite 500
Dallas	Texas	75019
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 871-8519
____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	AMN	New York Stock Exchange
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
As of August 2, 2023, there were 37,988,128 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,013	$64,524
Accounts receivable, net of allowances of $36,401 and $31,910 at June 30, 2023 and December 31, 2022, respectively	579,926	675,650
Accounts receivable, subcontractor	168,231	268,726
Prepaid expenses	17,965	18,708
Other current assets	34,101	66,037
Total current assets	807,236	1,093,645
Restricted cash, cash equivalents and investments	71,564	61,218
Fixed assets, net of accumulated depreciation of $250,150 and $227,617 at June 30, 2023 and December 31, 2022, respectively	177,417	149,276
Other assets	219,781	172,016
Goodwill	935,779	935,364
Intangible assets, net of accumulated amortization of $401,217 and $361,327 at June 30, 2023 and December 31, 2022, respectively	432,366	476,832
Total assets	$2,644,143	$2,888,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$327,538	$476,452
Accrued compensation and benefits	261,629	333,244
Other current liabilities	84,548	48,237
Total current liabilities	673,715	857,933
Revolving credit facility	190,000	—
Notes payable, net of unamortized fees and premium	844,097	843,505
Deferred income taxes, net	6,986	22,713
Other long-term liabilities	163,048	120,566
Total liabilities	1,877,846	1,844,717
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,339 issued and 37,987 outstanding at June 30, 2023 and 50,109 issued and 41,879 outstanding at December 31, 2022	503	501
Additional paid-in capital	467,387	501,674
Treasury stock, at cost; 12,352 and 8,230 shares at June 30, 2023 and December 31, 2022, respectively	(1,086,862)	(698,598)
Retained earnings	1,386,012	1,240,996
Accumulated other comprehensive loss	(743)	(939)
Total stockholders’ equity	766,297	1,043,634
Total liabilities and stockholders’ equity	$2,644,143	$2,888,351

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$991,299	$1,426,607	$2,117,522	$2,979,145
Cost of revenue	661,018	966,370	1,418,395	2,022,740
Gross profit	330,281	460,237	699,127	956,405
Operating expenses:
Selling, general and administrative	201,771	244,430	407,370	502,009
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	36,847	32,274	74,424	62,930
Total operating expenses	238,618	276,704	481,794	564,939
Income from operations	91,663	183,533	217,333	391,466
Interest expense, net, and other	12,175	10,080	22,434	19,669
Income before income taxes	79,488	173,453	194,899	371,797
Income tax expense	18,582	49,653	49,883	101,989
Net income	$60,906	$123,800	$145,016	$269,808

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	50	332	196	(575)
Other comprehensive income (loss)	50	332	196	(575)

Comprehensive income	$60,956	$124,132	$145,212	$269,233

Net income per common share:
Basic	$1.56	$2.78	$3.60	$5.90
Diluted	$1.55	$2.77	$3.58	$5.87
Weighted average common shares outstanding:
Basic	39,151	44,504	40,258	45,702
Diluted	39,341	44,740	40,454	45,972

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock	—	—	—	(2,298)	(228,024)	—	—	(228,024)
Equity awards vested, net of shares withheld for taxes	164	2	(9,433)	—	—	—	—	(9,431)
Share-based compensation	—	—	11,259	—	—	—	—	11,259
Comprehensive income (loss)	—	—	—	—	—	146,008	(907)	145,101
Balance, March 31, 2022	50,013	$500	$488,535	(4,884)	$(349,855)	$942,954	$(1,202)	$1,080,932
Repurchase of common stock	—	—	—	(1,876)	(173,867)	—	—	(173,867)
Equity awards vested, net of shares withheld for taxes	19	—	(366)	—	—	—	—	(366)
Share-based compensation	—	—	8,513	—	—	—	—	8,513
Comprehensive income	—	—	—	—	—	123,800	332	124,132
Balance, June 30, 2022	50,032	$500	$496,682	(6,760)	$(523,722)	$1,066,754	$(870)	$1,039,344

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(1,768)	(176,300)	—	—	(176,300)
Equity awards vested, net of shares withheld for taxes	127	1	(6,135)	—	—	—	—	(6,134)
Share-based compensation	—	—	10,318	—	—	—	—	10,318
Comprehensive income	—	—	—	—	—	84,110	146	84,256
Balance, March 31, 2023	50,236	$502	$505,857	(9,998)	$(874,898)	$1,325,106	$(793)	$955,774
Repurchase of common stock	—	—	(40,000)	(2,354)	(211,964)	—	—	(251,964)
Equity awards vested, net of shares withheld for taxes	103	1	(3,288)	—	—	—	—	(3,287)
Share-based compensation	—	—	4,818	—	—	—	—	4,818
Comprehensive income	—	—	—	—	—	60,906	50	60,956
Balance, June 30, 2023	50,339	$503	$467,387	(12,352)	$(1,086,862)	$1,386,012	$(743)	$766,297

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$145,016	$269,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	77,068	64,757
Non-cash interest expense and other	1,038	953
Change in fair value of contingent consideration liabilities	2,430	580
Increase in allowance for credit losses and sales credits	29,432	13,803
Provision for deferred income taxes	(15,780)	3,421
Share-based compensation	15,136	19,772
Loss on disposal or impairment of long-lived assets	1,933	479
Net loss on investments in available-for-sale securities	155	536
Net gain on deferred compensation balances	(577)	(39)
Non-cash lease expense	(240)	3,542
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	65,906	(3,535)
Accounts receivable, subcontractor	100,495	(7,988)
Income taxes receivable	8,875	(1,022)
Prepaid expenses	743	45,083
Other current assets	1,820	15,338
Other assets	894	1,002
Accounts payable and accrued expenses	(159,862)	29,461
Accrued compensation and benefits	(84,837)	73,349
Other liabilities	50,887	(104,729)
Deferred revenue	569	106
Net cash provided by operating activities	241,101	424,677

Cash flows from investing activities:
Purchase and development of fixed assets	(43,936)	(30,811)
Purchase of investments	—	(10,659)
Proceeds from sale and maturity of investments	6,987	9,085
Proceeds from sale of equity investment	—	68
Payments to fund deferred compensation plan	(17,910)	(12,584)
Cash paid for acquisitions, net of cash and restricted cash received	—	(69,801)
Cash paid for other intangibles	—	(1,060)
Net cash used in investing activities	(54,859)	(115,762)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Payments on revolving credit facility	(220,000)	—
Proceeds from revolving credit facility	410,000	—
Repurchase of common stock (1)	(424,744)	(401,891)
Payment of financing costs	(3,579)	—
Cash paid for shares withheld for taxes	(9,421)	(9,797)
Net cash used in financing activities	(247,744)	(411,688)
Net decrease in cash, cash equivalents and restricted cash	(61,502)	(102,773)
Cash, cash equivalents and restricted cash at beginning of period	137,872	246,714
Cash, cash equivalents and restricted cash at end of period	$76,370	$143,941

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,929	$7,922
Cash paid for interest (net of $658 and $254 capitalized for the six months ended June 30, 2023 and 2022, respectively)	$22,652	$18,887
Cash paid for income taxes	$9,736	$120,660
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$—	$2,731
Goodwill	—	43,301
Intangible assets	—	40,200
Liabilities assumed	—	(8,431)
Contingent consideration liabilities	—	(8,000)
Net cash paid for acquisitions	$—	$69,801
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$10,928	$7,562
Excise tax payable on share repurchases	$3,520	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$26,214	$3,590
(1) The difference between the amount reported for the six months ended June 30, 2023 and the corresponding amounts presented in the condensed consolidated statements of stockholders’ equity is due to accrued excise tax payable on share repurchases recorded within treasury stock.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments and restricted investments with an original maturity of three months or less to be cash equivalents and restricted cash equivalents, respectively. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds and other highly liquid investments. Restricted cash and cash equivalents primarily includes cash, corporate bonds and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (7), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$7,013	$64,524
Restricted cash and cash equivalents (included in other current assets)	15,992	37,225
Restricted cash, cash equivalents and investments	71,564	61,218
Total cash, cash equivalents and restricted cash and investments	94,569	162,967
Less restricted investments	(18,199)	(25,095)
Total cash, cash equivalents and restricted cash	$76,370	$137,872
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2023	2022
Balance as of January 1,	$31,910	$6,838
Provision for expected credit losses	7,007	1,280
Amounts written off charged against the allowance	(2,516)	(596)
Balance as of June 30,	$36,401	$7,522
The increase in the provision for expected credit losses for the six months ended June 30, 2023 was primarily the result of concern with a specific customer’s ability to meet its financial obligations, and uncertainty regarding the collectability of cash flows from customers due primarily to the current macroeconomic outlook.
Reclassifications
To conform to the current year presentation, certain reclassifications have been made to prior year balances in the condensed consolidated balance sheets and accompanying Note (10), “Balance Sheet Details.”

2. ACQUISITIONS
The Company accounted for the acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through June 30, 2023. The goodwill recognized for the acquisition is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company did not incur any material acquisition-related costs.
Connetics Acquisition
On May 13, 2022, the Company completed its acquisition of Connetics Communications, LLC (“Connetics”), which specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. The initial purchase price of $78,764 included (1) $70,764 cash consideration paid upon acquisition, funded through cash on hand, and (2) contingent consideration (earn-out payment) of up to $12,500 with an estimated fair value of $8,000 as of the acquisition date. The contingent earn-out payment is based on the operating results of Connetics for the twelve months ending May 31, 2023 and expected to be paid in the third quarter of 2023. The results of Connetics have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the fourth quarter of 2022, $231 was returned to the Company in respect of the final working capital settlement.
The allocation of the $78,533 purchase price, which was reduced by the final working capital settlement and was finalized during the second quarter of 2023, consisted of (1) $3,172 of fair value of tangible assets acquired, which included $963 cash received, (2) $8,244 of liabilities assumed, (3) $40,200 of identified intangible assets, and (4) $43,405 of goodwill, of which $35,405 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately thirteen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$60,906	$123,800	$145,016	$269,808

Net income per common share - basic	$1.56	$2.78	$3.60	$5.90
Net income per common share - diluted	$1.55	$2.77	$3.58	$5.87

Weighted average common shares outstanding - basic	39,151	44,504	40,258	45,702
Plus dilutive effect of potential common shares	190	236	196	270
Weighted average common shares outstanding - diluted	39,341	44,740	40,454	45,972
Share-based awards to purchase 78 and 227 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2023, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 60 and 48 shares of common stock were not included in the above calculation of diluted net income per common share for the three and six months ended June 30, 2022, respectively, because the effect of these instruments was anti-dilutive.
Accelerated Share Repurchase
On May 8, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon the Company prepaid $200,000 and received an initial delivery of 1,760 shares of its common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. Under the terms of the ASR, the total number of shares delivered and average price per share will be determined upon settlement based on the volume weighted average price over the term of the ASR agreement, less an agreed upon discount and subject to customary acceleration adjustments. At settlement, the Company may receive additional shares of its common stock or, under certain circumstances, the Company may be required to make a cash payment or deliver shares of its common stock to the counterparty, with the method of settlement at the Company’s election. The final settlement of the ASR will be completed no later than the fourth quarter of 2023, subject to acceleration at the counterparty’s discretion, which could be completed as early as the third quarter of 2023.
During the three months ended June 30, 2023, the prepayment was recognized as a reduction to stockholders’ equity, consisting of (1) an increase in treasury stock, which reflects the fair value of the shares received upon initial delivery, and (2) a reduction in additional paid-in capital, which reflects the pending settlement of the ASR agreement. The effect of the potential share settlement of the ASR agreement was not included in the calculation of diluted net income per common share for the three and six months ended June 30, 2023 because the effect was anti-dilutive.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Nurse and allied solutions	$689,015	$1,101,478	$1,513,495	$2,329,517
Physician and leadership solutions	176,229	175,697	341,986	355,203
Technology and workforce solutions	126,055	149,432	262,041	294,425
	$991,299	$1,426,607	$2,117,522	$2,979,145
Segment operating income
Nurse and allied solutions	$102,993	$160,870	$216,438	$355,959
Physician and leadership solutions	26,456	19,995	51,556	40,376
Technology and workforce solutions	55,623	82,501	122,633	161,381
	185,072	263,366	390,627	557,716
Unallocated corporate overhead	50,357	38,073	81,090	81,721
Depreciation and amortization	36,847	32,274	74,424	62,930
Depreciation (included in cost of revenue)	1,387	973	2,644	1,827
Share-based compensation	4,818	8,513	15,136	19,772
Interest expense, net, and other	12,175	10,080	22,434	19,669
Income before income taxes	$79,488	$173,453	$194,899	$371,797

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2023	$382,005	$152,800	$400,559	$935,364
Goodwill adjustment for Connetics acquisition	415	—	—	415
Balance, June 30, 2023	$382,420	$152,800	$400,559	$935,779
Accumulated impairment loss as of December 31, 2022 and June 30, 2023	$154,444	$60,495	$—	$214,939

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended June 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$477,209	$—	$—	$477,209
Labor disruption services	5,036	—	—	5,036
Local staffing	18,775	—	—	18,775
Allied staffing	182,212	—	—	182,212
Locum tenens staffing	—	121,912	—	121,912
Interim leadership staffing	—	36,401	—	36,401
Temporary staffing	683,232	158,313	—	841,545
Permanent placement	5,783	17,916	—	23,699
Language services	—	—	63,650	63,650
Vendor management systems	—	—	46,554	46,554
Other technologies	—	—	5,792	5,792
Technology-enabled services	—	—	115,996	115,996
Talent planning and acquisition	—	—	10,059	10,059
Total revenue	$689,015	$176,229	$126,055	$991,299

	Three Months Ended June 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$775,668	$—	$—	$775,668
Labor disruption services	83,070	—	—	83,070
Local staffing	33,394	—	—	33,394
Allied staffing	207,309	—	—	207,309
Locum tenens staffing	—	105,936	—	105,936
Interim leadership staffing	—	47,606	—	47,606
Temporary staffing	1,099,441	153,542	—	1,252,983
Permanent placement	2,037	22,155	—	24,192
Language services	—	—	53,291	53,291
Vendor management systems	—	—	75,144	75,144
Other technologies	—	—	6,839	6,839
Technology-enabled services	—	—	135,274	135,274
Talent planning and acquisition	—	—	14,158	14,158
Total revenue	$1,101,478	$175,697	$149,432	$1,426,607

	Six Months Ended June 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,069,886	$—	$—	$1,069,886
Labor disruption services	10,738	—	—	10,738
Local staffing	44,047	—	—	44,047
Allied staffing	378,337	—	—	378,337
Locum tenens staffing	—	228,615	—	228,615
Interim leadership staffing	—	76,643	—	76,643
Temporary staffing	1,503,008	305,258	—	1,808,266
Permanent placement	10,487	36,728	—	47,215
Language services	—	—	125,326	125,326
Vendor management systems	—	—	100,727	100,727
Other technologies	—	—	13,139	13,139
Technology-enabled services	—	—	239,192	239,192
Talent planning and acquisition	—	—	22,849	22,849
Total revenue	$1,513,495	$341,986	$262,041	$2,117,522

	Six Months Ended June 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,745,777	$—	$—	$1,745,777
Labor disruption services	83,070	—	—	83,070
Local staffing	77,451	—	—	77,451
Allied staffing	421,182	—	—	421,182
Locum tenens staffing	—	218,608	—	218,608
Interim leadership staffing	—	91,960	—	91,960
Temporary staffing	2,327,480	310,568	—	2,638,048
Permanent placement	2,037	44,635	—	46,672
Language services	—	—	102,529	102,529
Vendor management systems	—	—	150,166	150,166
Other technologies	—	—	14,497	14,497
Technology-enabled services	—	—	267,192	267,192
Talent planning and acquisition	—	—	27,233	27,233
Total revenue	$2,329,517	$355,203	$294,425	$2,979,145

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

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2022 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2023.
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
The Company’s restricted cash equivalents and investments that serve as collateral for the Company’s captive insurance company include commercial paper and corporate bonds. The commercial paper is measured at observable market prices for identical securities that are traded in less active markets, which are Level 2 inputs. The corporate bonds are measured using readily available pricing sources that utilize observable market data, including the current interest rate for comparable instruments, which are Level 2 inputs. The following table presents the fair value of commercial paper and corporate bonds issued and outstanding:

	As of June 30, 2023	As of December 31, 2022
Commercial paper	$40,495	$31,536
Corporate bonds	—	—
Total classified as restricted cash equivalents	$40,495	$31,536
Commercial paper	$—	$—
Corporate bonds	18,199	25,095
Total classified as restricted investments	$18,199	$25,095
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
The following table presents information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2023				Fair Value Measurements as of December 31, 2022
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$649	$—	$—	$649	$36,895	$—	$—	$36,895
Deferred compensation	(150,339)	—	—	(150,339)	(128,465)	—	—	(128,465)
Corporate bonds	—	18,199	—	18,199	—	25,095	—	25,095
Commercial paper	—	40,495	—	40,495	—	31,536	—	31,536
Acquisition contingent consideration liabilities	—	—	(7,500)	(7,500)	—	—	(5,070)	(5,070)
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $19,204 as of both June 30, 2023 and December 31, 2022.
There were no material impairment charges recorded during the six months ended June 30, 2023 and 2022.
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

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$461,250	$500,000	$460,000
2029 Notes	350,000	305,375	350,000	300,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2023, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2019.

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
On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. The Company has reached an agreement to settle this matter in its entirety and is awaiting court approval. Accordingly, the Company has recorded an accrual for this matter amounting to $62,000.
On May 2, 2019, former travel nurse Sara Woehrle filed a complaint against AMN Services, LLC, and Providence Health System – Southern California in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:19-cv-05282 DSF-KS). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The complaint also alleges that the putative class members were denied required meal periods, denied proper overtime compensation, were not compensated for all time worked, including reporting time and training time, and received non-compliant wage statements. The Company reached an agreement to settle this matter in its entirety and received court approval of the settlement. Payment was made in the second quarter of 2023.
Loss contingencies accrued as of both June 30, 2023 and December 31, 2022 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.
Operating Leases
In the first quarter of 2022, the Company entered into a lease agreement for an office building located in Dallas, Texas, with future undiscounted lease payments of approximately $29,514, excluding lease incentives. The lease commenced upon substantial completion of the construction of the office building in June 2023. The initial term of the lease is approximately eleven years with options to renew during the lease term. The Company recognized a right-of-use asset and operating lease liability of $15,782 and $22,713, respectively, at lease commencement, which reflects the utilization of a tenant improvement allowance of $6,931 accounted for as a lease incentive.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2023	December 31, 2022
Other current assets:
Restricted cash and cash equivalents	$15,992	$37,225
Income taxes receivable	—	8,875
Other	18,109	19,937
Other current assets	$34,101	$66,037

Fixed assets:
Furniture and equipment	$61,042	$51,408
Software	353,379	323,418
Leasehold improvements	13,146	2,067
	427,567	376,893
Accumulated depreciation	(250,150)	(227,617)
Fixed assets, net	$177,417	$149,276

Other assets:
Life insurance cash surrender value	$148,089	$117,139
Operating lease right-of-use assets	30,080	16,266
Other	41,612	38,611
Other assets	$219,781	$172,016

Accounts payable and accrued expenses:
Trade accounts payable	$54,531	$78,057
Subcontractor payable	168,090	295,259
Accrued expenses	78,332	73,885
Loss contingencies	10,976	14,638
Professional liability reserve	7,652	7,756
Other	7,957	6,857
Accounts payable and accrued expenses	$327,538	$476,452

Accrued compensation and benefits:
Accrued payroll	$55,662	$63,857
Accrued bonuses and commissions	28,113	96,760
Workers compensation reserve	12,294	12,113
Deferred compensation	150,339	128,465
Other	15,221	32,049
Accrued compensation and benefits	$261,629	$333,244

Other current liabilities:
Acquisition related liabilities	$7,500	$5,070
Income taxes payable	46,675	—
Client deposits	1,938	21,466
Operating lease liabilities	8,603	8,090
Deferred revenue	12,390	11,825
Other	7,442	1,786
Other current liabilities	$84,548	$48,237

Other long-term liabilities:
Workers compensation reserve	$22,593	$23,841
Professional liability reserve	37,290	36,214
Operating lease liabilities	30,233	9,360
Other	72,932	51,151
Other long-term liabilities	$163,048	$120,566

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended June 30, 2023, we recorded revenue of $991.3 million, as compared to $1,426.6 million for the same period last year. For the six months ended June 30, 2023, we recorded revenue of $2,117.5 million, as compared to $2,979.1 million for the same period last year.
Nurse and allied solutions segment revenue comprised 72% and 78% of total consolidated revenue for the six months ended June 30, 2023 and 2022, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all of the temporary and permanent nursing and allied staffing needs of a client. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services. A majority of our placements in this segment are under our managed services solution, however, we also provide traditional direct nurse and allied healthcare staffing solutions of variable assignment lengths.
Physician and leadership solutions segment revenue comprised 16% and 12% of total consolidated revenue for the six months ended June 30, 2023 and 2022, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.
Technology and workforce solutions segment revenue comprised 12% and 10% of total consolidated revenue for both of the six months ended June 30, 2023 and 2022, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, and (5) virtual care services.
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
Recent Trends
Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and from early 2020 through 2022, the COVID-19 pandemic and the “Great Resignation” impacted demand. From late 2020 through most of 2022, these conditions resulted in historically high demand for our nurses and allied healthcare professionals. In 2023, with the pandemic easing, demand in our travel nurse business has declined significantly from historic highs and, while we did see an increase from the end of the first quarter of 2023, demand in the second quarter remained below pre-pandemic levels. Demand in our allied business continues to be above pre-pandemic levels and certain specialties such as therapy are up significantly year over year. Healthcare organizations have hired permanent staff aggressively, enabling them to reduce what had been historically high utilization of contingent labor. Our clients have accelerated initiatives designed to contain costs of their spend on contingent labor, and we have a number of clients that are reevaluating their approach and seeking more sustainable workforce solutions. However, our clients are still dealing with significant labor shortages as their progress on permanent hiring and retention has only partly resolved the high levels of vacancies and staff attrition.
Wages for nurses and the corresponding bill rates we charge our clients peaked in the first quarter of 2022. Bill rates in our nurse and allied solutions segment decreased year over year and quarter over quarter in the second quarter of 2023. After the pandemic, our clients have significantly fewer surprise vacancies, and most of the bill rate decrease reflects less urgent needs. We expect bill rates and clinician compensation to stabilize and remain above pre-pandemic levels in 2023.
In our physician and leadership solutions segment, demand for our locum tenens business is well above pre-pandemic levels. We have seen several years of growth in certified registered nurse anesthetists (CRNAs), the specialty that represents the largest percentage of revenue in this business. In recent quarters, we have also seen an uptick in demand for anesthesiologists. We expect strong demand for locum tenens staffing to continue in the third quarter of 2023. Demand was lower for our interim leadership and search businesses in the second quarter of 2023 as some healthcare organizations streamlined leadership roles, deferred hiring decisions, or moved to build out their internal talent acquisition teams.
In our technology and workforce solutions segment, our language services business continued to experience increased utilization and shift to more virtual interpretation. This year, we have seen significant margin compression from competitive pressures. As anticipated, bill rates and volumes in our VMS business followed similar trends as our nurse and allied solutions segment, declining from historic highs. We anticipate our VMS business to continue to trend along the same lines as our nurse and allied solutions segment with bill rates stabilizing in 2023 above pre-pandemic levels.
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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Connetics acquisition impacts the comparability of the results between the three and six months ended June 30, 2023 and 2022. See additional information in the accompanying Note (2), “Acquisitions.” Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.7	67.7	67.0	67.9
Gross profit	33.3	32.3	33.0	32.1
Selling, general and administrative	20.4	17.1	19.2	16.9
Depreciation and amortization	3.7	2.3	3.5	2.1
Income from operations	9.2	12.9	10.3	13.1
Interest expense, net, and other	1.2	0.7	1.1	0.6
Income before income taxes	8.0	12.2	9.2	12.5
Income tax expense	1.9	3.5	2.4	3.4
Net income	6.1%	8.7%	6.8%	9.1%

Comparison of Results for the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenue. Revenue decreased 31% to $991.3 million for the three months ended June 30, 2023 from $1,426.6 million for the same period in 2022, primarily attributable to declines in revenue in our nurse and allied solutions and technology and workforce solutions segments.
Nurse and allied solutions segment revenue decreased 37% to $689.0 million for the three months ended June 30, 2023 from $1,101.5 million for the same period in 2022. The $412.5 million decrease was primarily attributable to an approximately 19% decrease in the average bill rate, a 17% decrease in the average number of travelers on assignment, a 3% decrease in billable hours, and an approximately $78.0 million decrease in labor disruption revenue during the three months ended June 30, 2023.
Physician and leadership solutions segment revenue increased slightly to $176.2 million for the three months ended June 30, 2023 from $175.7 million for the same period in 2022. The $0.5 million increase was attributable to higher revenue in our locum tenens business, partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew approximately 15% during the three months ended June 30, 2023 primarily due to a 14% increase in the revenue per day filled and a 1% increase in the number of days filled. Our interim leadership business experienced a 24% decline and our physician permanent placement and executive search businesses declined 19% during the three months ended June 30, 2023, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 16% to $126.1 million for the three months ended June 30, 2023 from $149.4 million for the same period in 2022. The $23.3 million decrease was primarily attributable to a decline within our VMS business, partially offset by growth within our language services business. Revenue for our VMS business declined 38% for the same reasons as nurse and allied solutions segment revenue, while our language services business grew 19% during the three months ended June 30, 2023.
For the three months ended June 30, 2023 and 2022, revenue under our MSP arrangements comprised approximately 54% and 60% of our consolidated revenue, 73% and 75% of our nurse and allied solutions segment revenue, 21% and 17% of our physician and leadership solutions segment revenue, and 2% and 1% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 28% to $330.3 million for the three months ended June 30, 2023 from $460.2 million for the same period in 2022, representing gross margins of 33.3% and 32.3%, respectively. The increase in consolidated gross margin for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to (1) a change in sales mix resulting from lower revenue in our nurse and allied solutions segment and (2) a higher margin in our nurse and allied solutions segment driven by a revenue mix shift within the segment. The overall increase was partially offset by a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the three months ended June 30, 2023 and 2022 was 26.7% and 25.7% for nurse and allied solutions, 35.1% and 34.2% for physician and leadership solutions, and 66.7% and 78.3% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $201.8 million, representing 20.4% of revenue, for the three months ended June 30, 2023, as compared to $244.4 million, representing 17.1% of revenue, for the same period in 2022. The decrease in SG&A expenses was primarily due to $53.7 million of lower employee compensation and benefits (inclusive of share-based compensation), partially offset by a $18.3 million increase in professional services, legal and other expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2023	2022
Nurse and allied solutions	$81,207	$122,426
Physician and leadership solutions	35,487	40,010
Technology and workforce solutions	29,902	35,408
Unallocated corporate overhead	50,357	38,073
Share-based compensation	4,818	8,513
	$201,771	$244,430
Depreciation and Amortization Expenses. Amortization expense increased 9% to $22.1 million for the three months ended June 30, 2023 from $20.4 million for the same period in 2022, primarily attributable to (1) the reduction of useful lives of certain staffing database intangible assets and (2) additional amortization expense related to the intangible assets acquired in the Connetics acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 23% to $14.7 million for the three months ended June 30, 2023 from $12.0 million for the same period in 2022, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.4 million and $1.0 million of depreciation expense for our language services business is included in cost of revenue for the three months ended June 30, 2023 and 2022, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $12.2 million during the three months ended June 30, 2023 as compared to $10.1 million for the same period in 2022. The increase was primarily due to a higher average debt outstanding balance during the three months ended June 30, 2023.

Income Tax Expense. Income tax expense was $18.6 million for the three months ended June 30, 2023 as compared to $49.7 million for the same period in 2022, reflecting effective income tax rates of 23% and 29% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of $3.5 million of net discrete tax benefits during the three months ended June 30, 2023 compared to a $2.7 million net discrete tax expense during the same period in 2022, in relation to income before income taxes of $79.5 million and $173.5 million for the three months ended June 30, 2023 and 2022, respectively. We currently estimate our annual effective tax rate to be approximately 27% for 2023. The 23% effective tax rate for the three months ended June 30, 2023 differs from our estimated annual effective tax rate of 27% primarily due to certain discrete tax benefits recognized during the three months ended June 30, 2023, in relation to income before income taxes.

Comparison of Results for the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Revenue. Revenue decreased 29% to $2,117.5 million for the six months ended June 30, 2023 from $2,979.1 million for the same period in 2022, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 35% to $1,513.5 million for the six months ended June 30, 2023 from $2,329.5 million for the same period in 2022. The $816.0 million decrease was primarily attributable to an approximately 20% decrease in the average bill rate, a 14% decrease in the average number of travelers on assignment, a 3% decrease in billable hours, and an approximately $72.0 million decrease in labor disruption revenue during the six months ended June 30,

2023. The overall decrease was partially offset by an $8.5 million increase in permanent placement revenue primarily due to timing of the Connetics acquisition.
Physician and leadership solutions segment revenue decreased 4% to $342.0 million for the six months ended June 30, 2023 from $355.2 million for the same period in 2022. The $13.2 million decrease was attributable to lower revenue in our interim leadership, physician permanent placement and executive search businesses, which was partially offset by higher revenue in our locum tenens business. Revenue in our locum tenens business grew approximately 5% during the six months ended June 30, 2023 primarily due to a 9% increase in the revenue per day filled, partially offset by a 4% decrease in the number of days filled. Our interim leadership business experienced an approximately 17% decline and our physician permanent placement and executive search businesses declined 18% during the six months ended June 30, 2023, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 11% to $262.0 million for the six months ended June 30, 2023 from $294.4 million for the same period in 2022. The $32.4 million decrease was primarily attributable to a decline within our VMS business, partially offset by growth within our language services business. Revenue for our VMS business declined 33% for the same reasons as nurse and allied solutions segment revenue, while our language services business grew 22% during the six months ended June 30, 2023.
For the six months ended June 30, 2023 and 2022, revenue under our MSP arrangements comprised approximately 56% and 64% of our consolidated revenue, 73% and 80% of our nurse and allied solutions segment revenue, 21% and 17% of our physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 27% to $699.1 million for the six months ended June 30, 2023 from $956.4 million for the same period in 2022, representing gross margins of 33.0% and 32.1%, respectively. The increase in consolidated gross margin for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to (1) a change in sales mix resulting from lower revenue in our nurse and allied solutions segment and (2) a higher margin in our nurse and allied solutions segment driven by a revenue mix shift within the segment. The overall increase was partially offset by a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the six months ended June 30, 2023 and 2022 was 26.3% and 26.0% for nurse and allied solutions, 35.2% and 34.6% for physician and leadership solutions, and 69.2% and 77.5% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $407.4 million, representing 19.2% of revenue, for the six months ended June 30, 2023, as compared to $502.0 million, representing 16.9% of revenue, for the same period in 2022. The decrease in SG&A expenses was primarily due to $110.7 million of lower employee compensation and benefits (inclusive of share-based compensation), partially offset by a $21.0 million increase in professional services, legal and other expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2023	2022
Nurse and allied solutions	$181,204	$249,422
Physician and leadership solutions	68,695	82,499
Technology and workforce solutions	61,245	68,595
Unallocated corporate overhead	81,090	81,721
Share-based compensation	15,136	19,772
	$407,370	$502,009
Depreciation and Amortization Expenses. Amortization expense increased 10% to $43.8 million for the six months ended June 30, 2023 from $40.0 million for the same period in 2022, primarily attributable to (1) the reduction of useful lives of certain staffing database intangible assets and (2) additional amortization expense related to the intangible assets acquired in the Connetics acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 33% to $30.6 million for the six months ended June 30, 2023 from $23.0 million for the same period in 2022, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $2.6 million and $1.8 million of depreciation expense for our language services business is included in cost of revenue for the six months ended June 30, 2023 and 2022, respectively.

Interest Expense, Net, and Other. Interest expense, net, and other was $22.4 million during the six months ended June 30, 2023 as compared to $19.7 million for the same period in 2022. The increase was primarily due to a higher average debt outstanding balance during the six months ended June 30, 2023.
Income Tax Expense. Income tax expense was $49.9 million for the six months ended June 30, 2023 as compared to $102.0 million for the same period in 2022, reflecting effective income tax rates of 26% and 27% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rate was primarily attributable to the Company’s recognition of $4.2 million of net discrete tax benefits during the six months ended June 30, 2023 compared to $1.7 million of net discrete tax expense recognized during the same period in 2022, in relation to income before income taxes of $194.9 million and $371.8 million for the six months ended June 30, 2023 and 2022, respectively. The 26% effective tax rate for the six months ended June 30, 2023 differs from our estimated annual effective tax rate of 27% primarily due to certain discrete tax benefits recognized during the six months ended June 30, 2023, in relation to income before income taxes.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2023	2022

Net cash provided by operating activities	$241,101	$424,677
Net cash used in investing activities	(54,859)	(115,762)
Net cash used in financing activities	(247,744)	(411,688)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities.
As of June 30, 2023, (1) $190.0 million was drawn with $539.2 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2022 Annual Report.
As of June 30, 2023, the total of our contractual obligations under operating leases with initial terms in excess of one year was $46.5 million. We describe in further detail our operating lease arrangements in Note (9), “Commitments and Contingencies,” of this Quarterly Report and Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2022 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in the accompanying Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Under the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a counterparty on May 8, 2023 to repurchase $200.0 million of our outstanding common stock and received an initial delivery of 1.8 million shares. The ASR was funded through borrowings under the Senior Credit Facility. See additional information in the accompanying Note (4), “Net Income Per Common Share.”
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

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $241.1 million, compared to $424.7 million for the same period in 2022. The decrease in net cash provided by operating activities was primarily attributable to (1) a decrease in net income excluding non-cash expenses of $122.0 million primarily due to a decline in operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in accounts payable and accrued expenses between periods of $189.3 million primarily due to decreased associate vendor usage, (3) a decrease in accrued compensation and benefits between periods of $158.2 million primarily due to prior year increases in pay rates and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits in 2022, including accrued bonuses and commissions that were paid during the first quarter of 2023, and (4) increases in prepaid expenses and other current assets between periods of $44.3 million and $13.5 million, respectively, primarily due to prepayments and deposits that were made in 2021 and refunded by third-party vendors in 2022 related to labor disruption services. The overall decrease in net cash provided by operating activities was partially offset by (1) a decrease in accounts receivable and subcontractor receivables between periods of $177.9 million primarily due to a decrease in the receivables balance in the current year as compared to an increase in the prior year, which was due to increases in revenue and associate vendor usage in the prior year along with timing of collections during the six months ended June 30, 2023 and (2) an increase in other liabilities between periods of $155.6 million due to lower cash paid for income taxes and an increase to accrued loss contingencies in the current year, in addition to client deposits related to labor disruption services that were returned during the prior year. Our Days Sales Outstanding (“DSO”) was 53 days at June 30, 2023, 55 days at December 31, 2022, and 50 days at June 30, 2022.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $54.9 million, compared to net cash used in investing activities of $115.8 million for the same period in 2022. The decrease was primarily due to (1) $69.8 million used for acquisitions during the six months ended June 30, 2022, as compared to no cash paid for acquisitions during the six months ended June 30, 2023, and (2) $17.9 million of payments to fund the deferred compensation plan during the six months ended June 30, 2023, as compared to $12.6 million of payments during the six months ended June 30, 2022. The overall decrease was partially offset by net proceeds of investments of $7.0 million during the six months ended June 30, 2023, as compared to a net purchase of $1.6 million during the six months ended June 30, 2022. In addition, capital expenditures were $43.9 million and $30.8 million for the six months ended June 30, 2023 and 2022, respectively.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was $247.7 million, primarily due to (1) $424.7 million paid in connection with the repurchase of our common stock, (2) repayments of $220.0 million under the Senior Credit Facility, (3) $9.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $3.6 million payment of financing costs in connection with the Third Amendment (as defined below), all of which was partially offset by borrowings of $410.0 million under the Senior Credit Facility. Net cash used in financing activities during the six months ended June 30, 2022 was $411.7 million due to $401.9 million paid in connection with the repurchase of our common stock and $9.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
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
Letters of Credit
At June 30, 2023, we maintained outstanding standby letters of credit totaling $21.3 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.3 million of outstanding letters of credit, we have collateralized $0.5 million in cash and cash equivalents and the remaining $20.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2022 totaled $22.0 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2023, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023. A 100 basis point change in interest rates as of June 30, 2023 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Such unrealized losses would be realized only if we sell the investments prior to maturity.
During the three and six months ended June 30, 2023, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022 and June 15, 2022, we announced increases to the repurchase program totaling $700.0 million. Additionally, on February 16, 2023, we announced an increase of $500.0 million for a total of $1,350.0 million of repurchase authorization as of June 30, 2023. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
On May 8, 2023, we entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon we prepaid $200.0 million and received an initial delivery of 1.8 million shares of our common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. Under the terms of the ASR, the total number of shares delivered and average price per share will be determined upon settlement based on the volume weighted average price over the term of the ASR agreement, less an agreed upon discount and subject to customary acceleration adjustments. The final settlement of the ASR will be completed no later than the fourth quarter of 2023, subject to acceleration at the counterparty’s discretion, which could be completed as early as the third quarter of 2023.
During the six months ended June 30, 2023, exclusive of the initial delivery of shares under the ASR, we repurchased approximately 2.4 million shares of common stock at an average price of $95.13 per share excluding broker’s fees, resulting in an aggregate purchase price of $224.7 million excluding the effect of excise taxes, funded through cash on hand and borrowings under our secured revolving credit facility. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2022 Annual Report.
The following table presents repurchases of our common stock, which excludes the effect of excise taxes, during the six months ended June 30, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2023	922,516	$108.40	922,516	$51,374,511
February 1 - 28, 2023	187,031	$93.83	187,031	$533,820,512
March 1 - 31, 2023	658,402	$86.79	658,402	$476,658,438
April 1 - 30, 2023	550,245	$84.02	550,245	$430,412,324
May 1 - 31, 2023 (a)	1,803,863	$90.78	1,803,863	$226,658,470
June 1 - 30, 2023	—	$—	—	$226,658,470

Total	4,122,057	$93.32	4,122,057	$226,658,470

(a) The number of shares repurchased during May 1 - 31, 2023 includes the initial delivery of 1.8 million shares under the ASR agreement, and the average price paid per share reflects the ASR prepayment’s $90.89 per share basis. Additionally, the remaining $226.7 million that may yet be repurchased under the Company Repurchase Program reflects the full effect of the $200.0 million ASR prepayment.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2023

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)