Form 10-Q
period 2023-09-30
AMN HEALTHCARE SERVICES INC
filed 2023-11-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
As of November 1, 2023, there were 37,789,140 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$29,377	$64,524
Accounts receivable, net of allowances of $34,426 and $31,910 at September 30, 2023 and December 31, 2022, respectively	565,724	675,650
Accounts receivable, subcontractor	175,976	268,726
Prepaid expenses	18,364	18,708
Other current assets	41,679	66,037
Total current assets	831,120	1,093,645
Restricted cash, cash equivalents and investments	69,995	61,218
Fixed assets, net of accumulated depreciation of $268,131 and $227,617 at September 30, 2023 and December 31, 2022, respectively	187,557	149,276
Other assets	220,512	172,016
Goodwill	935,779	935,364
Intangible assets, net of accumulated amortization of $423,780 and $361,327 at September 30, 2023 and December 31, 2022, respectively	409,803	476,832
Total assets	$2,654,766	$2,888,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$362,907	$476,452
Accrued compensation and benefits	263,697	333,244
Other current liabilities	80,522	48,237
Total current liabilities	707,126	857,933
Revolving credit facility	95,000	—
Notes payable, net of unamortized fees and premium	844,393	843,505
Deferred income taxes, net	31,296	22,713
Other long-term liabilities	159,782	120,566
Total liabilities	1,837,597	1,844,717
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,387 issued and 37,774 outstanding at September 30, 2023 and 50,109 issued and 41,879 outstanding at December 31, 2022	504	501
Additional paid-in capital	505,170	501,674
Treasury stock, at cost; 12,613 and 8,230 shares at September 30, 2023 and December 31, 2022, respectively	(1,127,081)	(698,598)
Retained earnings	1,439,186	1,240,996
Accumulated other comprehensive loss	(610)	(939)
Total stockholders’ equity	817,169	1,043,634
Total liabilities and stockholders’ equity	$2,654,766	$2,888,351

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$853,463	$1,138,586	$2,970,985	$4,117,731
Cost of revenue	563,957	753,560	1,982,352	2,776,300
Gross profit	289,506	385,026	988,633	1,341,431
Operating expenses:
Selling, general and administrative	163,405	215,419	570,775	717,428
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	39,175	33,239	113,599	96,169
Total operating expenses	202,580	248,658	684,374	813,597
Income from operations	86,926	136,368	304,259	527,834
Interest expense, net, and other	11,541	8,961	33,975	28,630
Income before income taxes	75,385	127,407	270,284	499,204
Income tax expense	22,211	34,962	72,094	136,951
Net income	$53,174	$92,445	$198,190	$362,253

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	133	(219)	329	(794)
Other comprehensive income (loss)	133	(219)	329	(794)

Comprehensive income	$53,307	$92,226	$198,519	$361,459

Net income per common share:
Basic	$1.39	$2.11	$5.01	$8.04
Diluted	$1.39	$2.10	$4.99	$7.99
Weighted average common shares outstanding:
Basic	38,147	43,785	39,547	45,056
Diluted	38,325	44,039	39,734	45,332

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock	—	—	—	(2,298)	(228,024)	—	—	(228,024)
Equity awards vested, net of shares withheld for taxes	164	2	(9,433)	—	—	—	—	(9,431)
Share-based compensation	—	—	11,259	—	—	—	—	11,259
Comprehensive income (loss)	—	—	—	—	—	146,008	(907)	145,101
Balance, March 31, 2022	50,013	$500	$488,535	(4,884)	$(349,855)	$942,954	$(1,202)	$1,080,932
Repurchase of common stock	—	—	—	(1,876)	(173,867)	—	—	(173,867)
Equity awards vested, net of shares withheld for taxes	19	—	(366)	—	—	—	—	(366)
Share-based compensation	—	—	8,513	—	—	—	—	8,513
Comprehensive income	—	—	—	—	—	123,800	332	124,132
Balance, June 30, 2022	50,032	$500	$496,682	(6,760)	$(523,722)	$1,066,754	$(870)	$1,039,344
Equity awards vested, net of shares withheld for taxes	55	1	(3,836)	—	—	—	—	(3,835)
Share-based compensation	—	—	4,898	—	—	—	—	4,898
Comprehensive income (loss)	—	—	—	—	—	92,445	(219)	92,226
Balance, September 30, 2022	50,087	$501	$497,744	(6,760)	$(523,722)	$1,159,199	$(1,089)	$1,132,633

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(1,768)	(176,300)	—	—	(176,300)
Equity awards vested, net of shares withheld for taxes	127	1	(6,135)	—	—	—	—	(6,134)
Share-based compensation	—	—	10,318	—	—	—	—	10,318
Comprehensive income	—	—	—	—	—	84,110	146	84,256
Balance, March 31, 2023	50,236	$502	$505,857	(9,998)	$(874,898)	$1,325,106	$(793)	$955,774
Repurchase of common stock	—	—	(40,000)	(2,354)	(211,964)	—	—	(251,964)
Equity awards vested, net of shares withheld for taxes	103	1	(3,288)	—	—	—	—	(3,287)
Share-based compensation	—	—	4,818	—	—	—	—	4,818
Comprehensive income	—	—	—	—	—	60,906	50	60,956
Balance, June 30, 2023	50,339	$503	$467,387	(12,352)	$(1,086,862)	$1,386,012	$(743)	$766,297
Repurchase of common stock	—	—	40,000	(261)	(40,219)	—	—	(219)
Equity awards vested, net of shares withheld for taxes	48	1	(2,523)	—	—	—	—	(2,522)
Share-based compensation	—	—	306	—	—	—	—	306
Comprehensive income	—	—	—	—	—	53,174	133	53,307
Balance, September 30, 2023	50,387	$504	$505,170	(12,613)	$(1,127,081)	$1,439,186	$(610)	$817,169

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$198,190	$362,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	117,795	99,087
Non-cash interest expense and other	1,587	1,427
Change in fair value of contingent consideration liabilities	2,430	(1,190)
Increase in allowance for credit losses and sales credits	31,968	22,199
Provision for deferred income taxes	8,495	(5,364)
Share-based compensation	15,442	24,670
Loss on disposal or impairment of long-lived assets	1,793	571
Net loss on investments in available-for-sale securities	228	652
Net gain on deferred compensation balances	(300)	(1,324)
Non-cash lease expense	1,146	4,818
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	77,572	44,532
Accounts receivable, subcontractor	92,750	(14,235)
Income taxes receivable	8,875	(1,426)
Prepaid expenses	344	55,495
Other current assets	3,793	12,399
Other assets	(1,103)	(608)
Accounts payable and accrued expenses	(122,763)	31,855
Accrued compensation and benefits	(78,290)	2,937
Other liabilities	52,503	(99,534)
Deferred revenue	840	(809)
Net cash provided by operating activities	413,295	538,405

Cash flows from investing activities:
Purchase and development of fixed assets	(73,831)	(51,229)
Purchase of investments	—	(13,152)
Proceeds from sale and maturity of investments	9,894	12,549
Proceeds from sale of equity investment	77	68
Payments to fund deferred compensation plan	(24,902)	(21,411)
Cash paid for acquisitions, net of cash and restricted cash received	—	(69,801)
Cash paid for other intangibles	—	(5,091)
Net cash used in investing activities	(88,762)	(148,067)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Payments on revolving credit facility	(330,000)	—
Proceeds from revolving credit facility	425,000	—
Repurchase of common stock (1)	(424,744)	(401,891)
Payment of financing costs	(3,579)	—
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	(7,500)	—
Cash paid for shares withheld for taxes	(11,943)	(13,632)
Net cash used in financing activities	(352,766)	(415,523)
Net decrease in cash, cash equivalents and restricted cash	(28,233)	(25,185)
Cash, cash equivalents and restricted cash at beginning of period	137,872	246,714
Cash, cash equivalents and restricted cash at end of period	$109,639	$221,529

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,891	$10,700
Cash paid for interest (net of $1,026 and $452 capitalized for the nine months ended September 30, 2023 and 2022, respectively)	$25,087	$18,950
Cash paid for income taxes	$10,833	$164,757
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$—	$2,731
Goodwill	—	43,301
Intangible assets	—	40,200
Liabilities assumed	—	(8,431)
Contingent consideration liabilities	—	(8,000)
Net cash paid for acquisitions	$—	$69,801
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$14,841	$5,187
Excise tax payable on share repurchases	$3,739	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$25,794	$5,017
(1) The difference between the amount reported for the nine months ended September 30, 2023 and the corresponding amounts presented in the condensed consolidated statements of stockholders’ equity is due to accrued excise tax payable on share repurchases recorded within treasury stock.

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

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$29,377	$64,524
Restricted cash and cash equivalents (included in other current assets)	25,634	37,225
Restricted cash, cash equivalents and investments	69,995	61,218
Total cash, cash equivalents and restricted cash and investments	125,006	162,967
Less restricted investments	(15,367)	(25,095)
Total cash, cash equivalents and restricted cash	$109,639	$137,872
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2023	2022
Balance as of January 1,	$31,910	$6,838
Provision for expected credit losses	5,464	10,129
Amounts written off charged against the allowance	(2,948)	(1,773)
Balance as of September 30,	$34,426	$15,194
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
Connetics Acquisition
On May 13, 2022, the Company completed its acquisition of Connetics Communications, LLC (“Connetics”), which specializes in the direct hire recruitment and permanent placement of international nurse and allied health professionals with healthcare facilities in the United States. The initial purchase price of $78,764 included (1) $70,764 cash consideration paid upon acquisition, funded through cash on hand, and (2) contingent consideration (earn-out payment) of up to $12,500 with an estimated fair value of $8,000 as of the acquisition date. The contingent earn-out payment is based on the operating results of Connetics for the twelve months ending May 31, 2023, which resulted in a payment of $7,500 in the third quarter of 2023. The results of Connetics have been included in the Company’s nurse and allied solutions segment since the date of acquisition. During the fourth quarter of 2022, $231 was returned to the Company in respect of the final working capital settlement.
The allocation of the $78,533 purchase price, which was reduced by the final working capital settlement and was finalized during the second quarter of 2023, consisted of (1) $3,172 of fair value of tangible assets acquired, which included $963 cash received, (2) $8,244 of liabilities assumed, (3) $40,200 of identified intangible assets, and (4) $43,405 of goodwill, of which $42,905 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately thirteen years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$53,174	$92,445	$198,190	$362,253

Net income per common share - basic	$1.39	$2.11	$5.01	$8.04
Net income per common share - diluted	$1.39	$2.10	$4.99	$7.99

Weighted average common shares outstanding - basic	38,147	43,785	39,547	45,056
Plus dilutive effect of potential common shares	178	254	187	276
Weighted average common shares outstanding - diluted	38,325	44,039	39,734	45,332
Share-based awards to purchase 43 and 84 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2023, respectively, because the effect of these instruments was anti-dilutive. Share-based awards to purchase 14 and 15 shares of common stock were not included in the above calculation of diluted net income per common share for the three and nine months ended September 30, 2022, respectively, because the effect of these instruments was anti-dilutive.
Accelerated Share Repurchase
On May 8, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon the Company prepaid $200,000 and received an initial delivery of 1,760 shares of its common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. On August 10, 2023, the Company received a final delivery of approximately 261 additional shares of its common stock, representing the remaining 20% of the prepayment amount and final settlement of the ASR agreement. The total number of shares received and average price per share of $98.97 was based on the volume-weighted average price over the term of the ASR agreement, less an agreed upon discount.
During the second quarter of 2023, the prepayment was recognized as a reduction to stockholders’ equity, consisting of (1) an increase in treasury stock, which reflected the fair value of the shares received upon initial delivery, and (2) a reduction in additional paid-in capital, which reflected the pending settlement of the ASR agreement. The reduction in additional paid-in capital was reclassified to treasury stock during the three months ended September 30, 2023 upon final settlement.

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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Nurse and allied solutions	$573,426	$828,317	$2,086,921	$3,157,834
Physician and leadership solutions	159,554	175,152	501,540	530,355
Technology and workforce solutions	120,483	135,117	382,524	429,542
	$853,463	$1,138,586	$2,970,985	$4,117,731
Segment operating income
Nurse and allied solutions	$82,882	$115,182	$299,320	$471,141
Physician and leadership solutions	21,609	23,904	73,165	64,280
Technology and workforce solutions	50,664	71,145	173,297	232,526
	155,155	210,231	545,782	767,947
Unallocated corporate overhead	27,196	34,635	108,286	116,356
Depreciation and amortization	39,175	33,239	113,599	96,169
Depreciation (included in cost of revenue)	1,552	1,091	4,196	2,918
Share-based compensation	306	4,898	15,442	24,670
Interest expense, net, and other	11,541	8,961	33,975	28,630
Income before income taxes	$75,385	$127,407	$270,284	$499,204

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2023	$382,005	$152,800	$400,559	$935,364
Goodwill adjustment for Connetics acquisition	415	—	—	415
Balance, September 30, 2023	$382,420	$152,800	$400,559	$935,779
Accumulated impairment loss as of December 31, 2022 and September 30, 2023	$154,444	$60,495	$—	$214,939

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended September 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$384,102	$—	$—	$384,102
Labor disruption services	777	—	—	777
Local staffing	16,991	—	—	16,991
Allied staffing	167,622	—	—	167,622
Locum tenens staffing	—	112,514	—	112,514
Interim leadership staffing	—	30,910	—	30,910
Temporary staffing	569,492	143,424	—	712,916
Permanent placement	3,934	16,130	—	20,064
Language services	—	—	66,406	66,406
Vendor management systems	—	—	38,116	38,116
Other technologies	—	—	5,052	5,052
Technology-enabled services	—	—	109,574	109,574
Talent planning and acquisition	—	—	10,909	10,909
Total revenue	$573,426	$159,554	$120,483	$853,463

	Three Months Ended September 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$583,463	$—	$—	$583,463
Labor disruption services	19,479	—	—	19,479
Local staffing	31,814	—	—	31,814
Allied staffing	190,044	—	—	190,044
Locum tenens staffing	—	106,055	—	106,055
Interim leadership staffing	—	47,559	—	47,559
Temporary staffing	824,800	153,614	—	978,414
Permanent placement	3,517	21,538	—	25,055
Language services	—	—	55,502	55,502
Vendor management systems	—	—	60,304	60,304
Other technologies	—	—	7,290	7,290
Technology-enabled services	—	—	123,096	123,096
Talent planning and acquisition	—	—	12,021	12,021
Total revenue	$828,317	$175,152	$135,117	$1,138,586

	Nine Months Ended September 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,453,988	$—	$—	$1,453,988
Labor disruption services	11,515	—	—	11,515
Local staffing	61,038	—	—	61,038
Allied staffing	545,959	—	—	545,959
Locum tenens staffing	—	341,129	—	341,129
Interim leadership staffing	—	107,553	—	107,553
Temporary staffing	2,072,500	448,682	—	2,521,182
Permanent placement	14,421	52,858	—	67,279
Language services	—	—	191,732	191,732
Vendor management systems	—	—	138,843	138,843
Other technologies	—	—	18,191	18,191
Technology-enabled services	—	—	348,766	348,766
Talent planning and acquisition	—	—	33,758	33,758
Total revenue	$2,086,921	$501,540	$382,524	$2,970,985

	Nine Months Ended September 30, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,329,240	$—	$—	$2,329,240
Labor disruption services	102,549	—	—	102,549
Local staffing	109,265	—	—	109,265
Allied staffing	611,226	—	—	611,226
Locum tenens staffing	—	324,663	—	324,663
Interim leadership staffing	—	139,519	—	139,519
Temporary staffing	3,152,280	464,182	—	3,616,462
Permanent placement	5,554	66,173	—	71,727
Language services	—	—	158,031	158,031
Vendor management systems	—	—	210,470	210,470
Other technologies	—	—	21,787	21,787
Technology-enabled services	—	—	390,288	390,288
Talent planning and acquisition	—	—	39,254	39,254
Total revenue	$3,157,834	$530,355	$429,542	$4,117,731

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

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2022 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2023.
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

	As of September 30, 2023	As of December 31, 2022
Commercial paper	$47,618	$31,536
Corporate bonds	—	—
Total classified as restricted cash equivalents	$47,618	$31,536
Commercial paper	$—	$—
Corporate bonds	15,367	25,095
Total classified as restricted investments	$15,367	$25,095
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
The following table presents information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2023				Fair Value Measurements as of December 31, 2022
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$657	$—	$—	$657	$36,895	$—	$—	$36,895
Deferred compensation	(150,074)	—	—	(150,074)	(128,465)	—	—	(128,465)
Corporate bonds	—	15,367	—	15,367	—	25,095	—	25,095
Commercial paper	—	47,618	—	47,618	—	31,536	—	31,536
Acquisition contingent consideration liabilities	—	—	—	—	—	—	(5,070)	(5,070)
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $19,204 as of both September 30, 2023 and December 31, 2022.
There were no material impairment charges recorded during the nine months ended September 30, 2023 and 2022.
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

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$453,125	$500,000	$460,000
2029 Notes	350,000	297,500	350,000	300,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2023, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2019.

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
Loss contingencies accrued as of both September 30, 2023 and December 31, 2022 are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.
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

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2023	December 31, 2022
Other current assets:
Restricted cash and cash equivalents	$25,634	$37,225
Income taxes receivable	—	8,875
Other	16,045	19,937
Other current assets	$41,679	$66,037

Fixed assets:
Furniture and equipment	$66,108	$51,408
Software	374,179	323,418
Leasehold improvements	15,401	2,067
	455,688	376,893
Accumulated depreciation	(268,131)	(227,617)
Fixed assets, net	$187,557	$149,276

Other assets:
Life insurance cash surrender value	$149,842	$117,139
Operating lease right-of-use assets	26,798	16,266
Other	43,872	38,611
Other assets	$220,512	$172,016

Accounts payable and accrued expenses:
Trade accounts payable	$70,685	$78,057
Subcontractor payable	177,821	295,259
Accrued expenses	87,113	73,885
Loss contingencies	12,320	14,638
Professional liability reserve	7,812	7,756
Other	7,156	6,857
Accounts payable and accrued expenses	$362,907	$476,452

Accrued compensation and benefits:
Accrued payroll	$59,436	$63,857
Accrued bonuses and commissions	26,487	96,760
Workers compensation reserve	13,914	12,113
Deferred compensation	150,074	128,465
Other	13,786	32,049
Accrued compensation and benefits	$263,697	$333,244

Other current liabilities:
Acquisition related liabilities	$—	$5,070
Income taxes payable	43,400	—
Client deposits	10,490	21,466
Operating lease liabilities	8,477	8,090
Deferred revenue	12,685	11,825
Other	5,470	1,786
Other current liabilities	$80,522	$48,237

Other long-term liabilities:
Workers compensation reserve	$19,011	$23,841
Professional liability reserve	38,803	36,214
Operating lease liabilities	28,462	9,360
Other	73,506	51,151
Other long-term liabilities	$159,782	$120,566

11. SUBSEQUENT EVENTS

On October 23, 2023, the Company announced an agreement to acquire Medical Search International and Dr. Wanted Healthcare Staffing (together, “MSDR”), two healthcare staffing companies that specialize in locum tenens and advanced practice, for approximately $300,000 of cash consideration. The closing of the acquisition is contingent upon certain customary conditions and approval by regulatory authorities.

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
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. As an innovative total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, revenue cycle solutions, language services, and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended September 30, 2023, we recorded revenue of $853.5 million, as compared to $1,138.6 million for the same period last year. For the nine months ended September 30, 2023, we recorded revenue of $2,971.0 million, as compared to $4,117.7 million for the same period last year.
Nurse and allied solutions segment revenue comprised 70% and 77% of total consolidated revenue for the nine months ended September 30, 2023 and 2022, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all the temporary and permanent nursing and allied staffing needs of a client. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services. A majority of our placements in this segment are under our managed services solution, however, we also provide traditional direct nurse and allied healthcare staffing solutions of variable assignment lengths.
Physician and leadership solutions segment revenue comprised 17% and 13% of total consolidated revenue for the nine months ended September 30, 2023 and 2022, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year, and a growing number of these placements are under our managed services solution.
Technology and workforce solutions segment revenue comprised 13% and 10% of total consolidated revenue for both of the nine months ended September 30, 2023 and 2022, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”) VMS technologies through which our clients can manage their temporary staffing needs, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, (4) recruitment process outsourcing services that leverage our expertise and support systems to replace or complement a client’s existing internal recruitment function for permanent placement needs, and (5) virtual care services.
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
•Revenue per day filled is calculated by dividing revenue of our locum tenens business by days filled for the period, which is an indicator of labor market trends and costs in our locum tenens business within our physician and leadership solutions segment; and
•Minutes represent the time-based utilization of interpretation services that we are able to bill our clients, which are used by management as a measure of volume in our language services business within our technology and workforce solutions segment.
Recent Trends
Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and from early 2020 through 2022, the COVID-19 pandemic and the “Great Resignation” impacted demand. From late 2020 through most of 2022, these conditions resulted in historically high demand for our nurses, allied healthcare professionals and vendor-neutral VMS technologies supporting the placement of these professionals. In 2023, with the pandemic easing, demand in our travel nurse business declined significantly over the course of the first quarter and into the early second quarter. Since the low point in the early second quarter, we have seen demand increase through the early fourth quarter, although travel nurse demand has remained below pre-pandemic levels. Demand in our allied business continues to be above pre-pandemic levels, and certain specialties such as therapy and imaging are up significantly year over year, offsetting the decline in laboratory and other specialties involved in treating COVID-19 patients. Since mid-2022, healthcare organizations have hired permanent staff aggressively, enabling them to reduce what had been historically high utilization of contingent labor. Our clients accelerated initiatives designed to contain costs of their spend on contingent labor, and a number of clients reevaluated their approach in pursuit of more sustainable workforce solutions, including changing their choice of solutions and providers. We believe that aggressive permanent hiring and retention has enabled our clients to address labor shortages, though their progress has only partly resolved high levels of vacancies and staff attrition.
Bill rates in our nurse and allied solutions segment decreased year over year and quarter over quarter in the third quarter of 2023. After the pandemic, our clients have significantly fewer surprise vacancies, and most of the bill rate decrease reflects less urgent needs. We expect bill rates and clinician compensation to decrease slightly in the fourth quarter, although at a slower rate than the first three quarters of the year, and remain above pre-pandemic levels in 2023.
In our physician and leadership solutions segment, demand for our locum tenens business is well above pre-pandemic levels. We have seen several years of growth in certified registered nurse anesthetists (CRNAs), the specialty that represents the largest percentage of revenue in this business. The increase in demand drove a double digit increase to revenue per day filled in the third quarter as compared to the prior year. We expect strong demand for locum tenens staffing to continue but with a seasonal dip in the fourth quarter of 2023. Demand has been declining in our interim leadership and executive search businesses since the second half of 2022 as some healthcare organizations streamlined leadership roles, deferred hiring decisions, or increased permanent staff hiring.
In our technology and workforce solutions segment, our language services business continued to experience increased utilization and shift to more virtual interpretation. Bill rates and volumes in our VMS business followed similar trends, although to a greater extent, as our nurse and allied solutions segment, declining from historic highs. We anticipate bill rates and volumes in our VMS business to decrease slightly in the fourth quarter and remain above pre-pandemic levels in 2023.
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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The Connetics acquisition impacts the comparability of the results between the nine months ended September 30, 2023 and 2022. See additional information in the accompanying Note (2), “Acquisitions.” Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.1	66.2	66.7	67.4
Gross profit	33.9	33.8	33.3	32.6
Selling, general and administrative	19.1	18.9	19.2	17.4
Depreciation and amortization	4.6	2.9	3.9	2.4
Income from operations	10.2	12.0	10.2	12.8
Interest expense, net, and other	1.4	0.8	1.1	0.7
Income before income taxes	8.8	11.2	9.1	12.1
Income tax expense	2.6	3.1	2.4	3.3
Net income	6.2%	8.1%	6.7%	8.8%

Comparison of Results for the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenue. Revenue decreased 25% to $853.5 million for the three months ended September 30, 2023 from $1,138.6 million for the same period in 2022, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 31% to $573.4 million for the three months ended September 30, 2023 from $828.3 million for the same period in 2022. The $254.9 million decrease was primarily attributable to a 19% decrease in the average number of travelers on assignment, an approximately 10% decrease in the average bill rate, a 4% decrease in billable hours, and an approximately $19.0 million decrease in labor disruption revenue during the three months ended September 30, 2023.
Physician and leadership solutions segment revenue decreased 9% to $159.6 million for the three months ended September 30, 2023 from $175.2 million for the same period in 2022. The $15.6 million decrease was attributable to lower revenue in our interim leadership, physician permanent placement and executive search businesses, which was partially offset by higher revenue in our locum tenens business. Revenue in our locum tenens business grew approximately 6% during the three months ended September 30, 2023 primarily due to a 15% increase in the revenue per day filled, partially offset by a 7% decrease in the number of days filled. Our interim leadership business experienced a 35% decline and our physician permanent placement and executive search businesses declined 25% during the three months ended September 30, 2023, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 11% to $120.5 million for the three months ended September 30, 2023 from $135.1 million for the same period in 2022. The $14.6 million decrease was primarily attributable to a decline within our VMS business, partially offset by growth within our language services business. Revenue for our VMS business declined 37% for similar reasons as nurse and allied solutions segment revenue, while our language services business grew 20% primarily due to a 24% increase in minutes during the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, revenue under our MSP arrangements comprised approximately 51% and 61% of our consolidated revenue, 70% and 79% of our nurse and allied solutions segment revenue, 19% and 18% of our physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 25% to $289.5 million for the three months ended September 30, 2023 from $385.0 million for the same period in 2022, representing gross margins of 33.9% and 33.8%, respectively. The increase in consolidated gross margin for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to (1) a change in sales mix resulting from lower revenue in our nurse and allied solutions segment and (2) a higher margin in our nurse and allied solutions segment driven by lower clinician compensation. The overall increase was partially offset by a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the three months ended September 30, 2023 and 2022 was 27.5% and 27.0% for nurse and allied solutions, 33.4% and 34.0% for physician and leadership solutions, and 65.0% and 75.6% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $163.4 million, representing 19.1% of revenue, for the three months ended September 30, 2023, as compared to $215.4 million, representing 18.9% of revenue, for the same period in 2022. The decrease in SG&A expenses was primarily due to $30.0 million of lower employee compensation and benefits (inclusive of share-based compensation), a $10.4 million decrease in the provision for expected credit losses, and a $6.6 million decrease in professional services, legal and other expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2023	2022
Nurse and allied solutions	$74,981	$108,163
Physician and leadership solutions	31,697	35,596
Technology and workforce solutions	29,225	32,127
Unallocated corporate overhead	27,196	34,635
Share-based compensation	306	4,898
	$163,405	$215,419
Depreciation and Amortization Expenses. Amortization expense increased 8% to $22.6 million for the three months ended September 30, 2023 from $20.9 million for the same period in 2022, primarily attributable to the reduction of useful lives of certain staffing database intangible assets. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 35% to $16.6 million for the three months ended September 30, 2023 from $12.4 million for the same period in 2022, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.6 million and $1.1 million of depreciation expense for our language services business is included in cost of revenue for the three months ended September 30, 2023 and 2022, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $11.5 million during the three months ended September 30, 2023 as compared to $9.0 million for the same period in 2022. The increase was primarily due to a higher average debt outstanding balance during the three months ended September 30, 2023.

Income Tax Expense. Income tax expense was $22.2 million for the three months ended September 30, 2023 as compared to $35.0 million for the same period in 2022, reflecting effective income tax rates of 29% and 27% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $1.4 million of net discrete tax expense during the three months ended September 30, 2023 compared to a $0.8 million net discrete tax expense during the same period in 2022, in relation to income before income taxes of $75.4 million and $127.4 million for the three months ended September 30, 2023 and 2022, respectively. We currently estimate our annual effective tax rate to be approximately 27% for 2023. The 29% effective tax rate for the three months ended September 30, 2023 differs from our estimated annual effective tax rate of 27% primarily due to certain discrete tax expenses recognized during the three months ended September 30, 2023, in relation to income before income taxes.

Comparison of Results for the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Revenue. Revenue decreased 28% to $2,971.0 million for the nine months ended September 30, 2023 from $4,117.7 million for the same period in 2022, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 34% to $2,086.9 million for the nine months ended September 30, 2023 from $3,157.8 million for the same period in 2022. The $1,070.9 million decrease was primarily attributable to an approximately 16% decrease in the average bill rate, a 16% decrease in the average number of travelers on assignment, a 3% decrease in billable hours, and an approximately $91.0 million decrease in labor disruption revenue during the nine months ended September 30, 2023.
Physician and leadership solutions segment revenue decreased 5% to $501.5 million for the nine months ended September 30, 2023 from $530.4 million for the same period in 2022. The $28.9 million decrease was attributable to lower revenue in our interim leadership, physician permanent placement and executive search businesses, which was partially offset by higher revenue in our locum tenens business. Revenue in our locum tenens business grew approximately 5% during the nine months ended September 30, 2023 primarily due to an 11% increase in the revenue per day filled, partially offset by a 5% decrease in the number of days filled. Our interim leadership business experienced a 23% decline and our physician permanent placement and executive search businesses declined 20% during the nine months ended September 30, 2023, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 11% to $382.5 million for the nine months ended September 30, 2023 from $429.5 million for the same period in 2022. The $47.0 million decrease was primarily attributable to a decline within our VMS business, partially offset by growth within our language services business. Revenue for our VMS business declined 34% for similar reasons as nurse and allied solutions segment revenue, while our language services business grew 21% primarily due to a 25% increase in minutes during the nine months ended September 30, 2023.
For the nine months ended September 30, 2023 and 2022, revenue under our MSP arrangements comprised approximately 55% and 63% of our consolidated revenue, 73% and 80% of our nurse and allied solutions segment revenue, 20% and 17% of our physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 26% to $988.6 million for the nine months ended September 30, 2023 from $1,341.4 million for the same period in 2022, representing gross margins of 33.3% and 32.6%, respectively. The increase in consolidated gross margin for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to (1) a change in sales mix resulting from lower revenue in our nurse and allied solutions segment and (2) a higher margin in our nurse and allied solutions segment driven by a revenue mix shift within the segment. The overall increase was partially offset by a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for the nine months ended September 30, 2023 and 2022 was 26.6% and 26.2% for nurse and allied solutions, 34.6% and 34.4% for physician and leadership solutions, and 67.9% and 76.9% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $570.8 million, representing 19.2% of revenue, for the nine months ended September 30, 2023, as compared to $717.4 million, representing 17.4% of revenue, for the same period in 2022. The decrease in SG&A expenses was primarily due to $140.7 million of lower employee compensation and benefits (inclusive of share-based compensation) and a $4.7 million decrease in the provision for expected credit losses, partially offset by a $14.4 million increase in professional services, legal and other expenses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2023	2022
Nurse and allied solutions	$256,185	$357,585
Physician and leadership solutions	100,392	118,095
Technology and workforce solutions	90,470	100,722
Unallocated corporate overhead	108,286	116,356
Share-based compensation	15,442	24,670
	$570,775	$717,428

Depreciation and Amortization Expenses. Amortization expense increased 9% to $66.3 million for the nine months ended September 30, 2023 from $60.8 million for the same period in 2022, primarily attributable to (1) the reduction of useful lives of certain staffing database intangible assets and (2) additional amortization expense related to the intangible assets acquired in the Connetics acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 34% to $47.3 million for the nine months ended September 30, 2023 from $35.3 million for the same period in 2022, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $4.2 million and $2.9 million of depreciation expense for our language services business is included in cost of revenue for the nine months ended September 30, 2023 and 2022, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $34.0 million during the nine months ended September 30, 2023 as compared to $28.6 million for the same period in 2022. The increase was primarily due to a higher average debt outstanding balance during the nine months ended September 30, 2023.
Income Tax Expense. Income tax expense was $72.1 million for the nine months ended September 30, 2023 as compared to $137.0 million for the same period in 2022, reflecting effective income tax rates of 27% and 27% for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2023	2022

Net cash provided by operating activities	$413,295	$538,405
Net cash used in investing activities	(88,762)	(148,067)
Net cash used in financing activities	(352,766)	(415,523)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities.
As of September 30, 2023, (1) $95.0 million was drawn with $634.2 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2022 Annual Report.
As of September 30, 2023, the total of our contractual obligations under operating leases with initial terms in excess of one year was $44.2 million. We describe in further detail our operating lease arrangements in Note (9), “Commitments and Contingencies,” of this Quarterly Report and Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2022 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in the accompanying Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Under the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a counterparty on May 8, 2023 to repurchase $200.0 million of our outstanding common stock and received an initial delivery of 1.8 million shares. On August 10, 2023, we received an additional 0.3 million shares of our common stock upon settlement of the ASR agreement. The ASR was funded through borrowings under the Senior Credit Facility. See additional information in the accompanying Note (4), “Net Income Per Common Share.”

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
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $413.3 million, compared to $538.4 million for the same period in 2022. The decrease in net cash provided by operating activities was primarily attributable to (1) a decrease in net income excluding non-cash expenses of $129.0 million primarily due to a decline in operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in accounts payable and accrued expenses between periods of $154.6 million primarily due to decreased associate vendor usage, (3) a decrease in accrued compensation and benefits between periods of $81.2 million primarily due to prior year increases in pay rates and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits in 2022, including accrued bonuses and commissions that were paid during the first quarter of 2023, and (4) increases in prepaid expenses and other current assets between periods of $55.2 million and $8.6 million, respectively, primarily due to prepayments and deposits that were made in 2021 and refunded by third-party vendors in 2022 related to labor disruption services. The overall decrease in net cash provided by operating activities was partially offset by (1) an increase in other liabilities between periods of $152.0 million due to lower cash paid for income taxes and an increase to accrued loss contingencies in the current year, in addition to client deposits related to labor disruption services that were returned during the prior year and (2) a decrease in accounts receivable and subcontractor receivables between periods of $140.0 million primarily due to a larger decrease in the receivables balance in the current year as compared to the prior year, which was due to decreases in revenue and associate vendor usage along with timing of collections during the nine months ended September 30, 2023. Our Days Sales Outstanding (“DSO”) was 61 days at September 30, 2023, 55 days at December 31, 2022, and 59 days at September 30, 2022.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $88.8 million, compared to net cash used in investing activities of $148.1 million for the same period in 2022. The decrease was primarily due to (1) $69.8 million used for acquisitions during the nine months ended September 30, 2022, as compared to no cash paid for acquisitions during the nine months ended September 30, 2023, and (2) net proceeds of investments of $9.9 million during the nine months ended September 30, 2023, as compared to a net purchase of $0.6 million during the nine months ended September 30, 2022 The overall decrease was partially offset by $24.9 million of payments to fund the deferred compensation plan during the nine months ended September 30, 2023, as compared to $21.4 million of payments during the nine months ended September 30, 2022.. In addition, capital expenditures were $73.8 million and $51.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $352.8 million, primarily due to (1) $424.7 million paid in connection with the repurchase of our common stock, (2) repayments of $330.0 million under the Senior Credit Facility, (3) $11.9 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, (4) $7.5 million for acquisition contingent consideration earn-out payments and (5) $3.6 million payment of financing costs in connection with the Third Amendment (as defined below), all of which was partially offset by borrowings of $425.0 million under the Senior Credit Facility. Net cash used in financing activities during the nine months ended September 30, 2022 was $415.5 million due to $401.9 million paid in connection with the repurchase of our common stock and $13.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.
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
Letters of Credit
At September 30, 2023, we maintained outstanding standby letters of credit totaling $21.3 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.3 million of outstanding letters of credit, we have collateralized $0.5 million in cash and cash equivalents and the remaining $20.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2022 totaled $22.0 million.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2022 Annual Report and include but are not limited to:
•the effects of the COVID-19 pandemic or any future pandemic or health crisis on our business, financial condition and results of operations;
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
•the ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, online recruiting, telemedicine or otherwise, and successfully hire and retain permanent staff, which may negatively affect our revenue, results of operations, and cash flows;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2023, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023. A 100 basis point change in interest rates as of September 30, 2023 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Such unrealized losses would be realized only if we sell the investments prior to maturity.
During the three and nine months ended September 30, 2023, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022 and June 15, 2022, we announced increases to the repurchase program totaling $700.0 million. Additionally, on February 16, 2023, we announced an increase of $500.0 million for a total of $1,350.0 million of repurchase authorization, of which $226.7 million remained on the repurchase program as of September 30, 2023. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
On May 8, 2023, we entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon we prepaid $200.0 million and received an initial delivery of 1.8 million shares of our common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. In August 2023, upon settlement of the ASR agreement, we received an additional 0.3 million shares of our common stock. The total number of shares delivered and average price per share of $98.97 were based on the volume-weighted average price over the term of the ASR agreement, less an agreed upon discount.
During the nine months ended September 30, 2023, exclusive of the shares delivered pursuant to the ASR, we repurchased approximately 2.4 million shares of common stock at an average price of $95.13 per share excluding broker’s fees, resulting in an aggregate purchase price of $224.7 million excluding the effect of excise taxes, funded through cash on hand and borrowings under our secured revolving credit facility. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2022 Annual Report.
The following table presents repurchases of our common stock, which excludes the effect of excise taxes, during the nine months ended September 30, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2023	922,516	$108.40	922,516	$51,374,511
February 1 - 28, 2023	187,031	$93.83	187,031	$533,820,512
March 1 - 31, 2023	658,402	$86.79	658,402	$476,658,438
April 1 - 30, 2023	550,245	$84.02	550,245	$430,412,324
May 1 - 31, 2023 (a)	1,803,863	$90.78	1,803,863	$226,658,470
June 1 - 30, 2023	—	$—	—	$226,658,470
July 1 - 31, 2023	—	$—	—	$226,658,470
August 1 - 31, 2023	260,360	(b)	260,360	$226,658,470
September 1 - 30, 2023	—	$—	—	$226,658,470

Total	4,382,417	$96.90	4,382,417	$226,658,470
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
(b) The number of shares repurchased during August 1 - 31, 2023 represents the additional shares received upon final settlement of the ASR agreement. The total number of shares received and average price paid per share pursuant to the ASR agreement were approximately 2.0 million shares and $98.97, respectively.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Date: November 3, 2023

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)