Form 10-K
period 2023-12-31
AMN HEALTHCARE SERVICES INC
filed 2024-02-22
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was $4,127,626,484 based on a closing sale price of $109.12 per share.
As of February 20, 2024, there were 37,888,539 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on April 19, 2024 have been incorporated by reference into Part III of this Form 10-K.

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 9	Page 9
Management’s Discussion & Analysis	Financial Statements
Page 24	Page 35

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 23
Results of Operations	Page 26
Liquidity and Capital Resources	Page 27
Financial Statement Footnotes	Page 43

Item 1.    Business

Overview of Our Company and Business Strategy
AMN Healthcare empowers the future of care through the nation’s broadest network of highly-qualified healthcare professionals. As the leader and innovator in total talent solutions for the healthcare sector in the United States, we tailor our solutions to our clients’ workforce challenges and goals, and provide staffing, talent optimization strategies, and technology solutions to support caregivers and patient care. We are passionate about all aspects of our mission to:
•Deliver the right talent and insights to help healthcare organizations optimize their workforce.
•Provide healthcare professionals opportunities to do their best work toward high-quality patient care.
•Create a values-based culture of innovation and inclusion in which our team members can achieve their goals.
Our solutions enable our clients to build a sustainable workforce, increase efficiency, and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, language services, technology, predictive and market analytics, and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer temporary and permanent career opportunities to our healthcare professionals, from nurses, doctors, and allied health professionals to healthcare leaders and executives in a variety of settings across the nation.
Our strategy is designed to support growth in the number and size of customer relationships and expansion of the markets we serve as care delivery settings continue to expand. Driving increased adoption of our numerous talent solutions through cross-selling will deepen and broaden our customer relationships. We will continue to innovate, develop and invest in new, complementary service and technology solutions that optimize and manage our clients’ workforce, enhance the patient experience, better engage our talent network and expand into different healthcare delivery settings. We expect this will enable us to expand our strategic customer relationships, while driving more recurring revenue, with an improved margin mix that will be less sensitive to economic cycles.

Over the past decade, our business has evolved beyond traditional healthcare staffing and recruitment services; we have become a strategic total talent solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of healthcare talent-related needs. In addition to our traditional staffing services, our suite of healthcare workforce solutions includes managed services programs (“MSP”), vendor management systems (“VMS”), medical language interpretation services, predictive labor analytics, workforce optimization technology and consulting, clinical labor scheduling, recruitment process outsourcing (“RPO”), and revenue cycle solutions. We enable clients to build, manage and optimize their healthcare talent to deliver great patient outcomes and experiences. Our talent network includes thousands of highly skilled, experienced professionals who trust us to place them in environments that expand and leverage their qualifications and expertise.
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
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. We have accelerated the integration of technology-based solutions in our core recruitment processes through investment in digital capabilities, mobile applications and data analytics. These technology investments provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. For example, during 2023, we launched ShiftWise Flex, AMN Healthcare’s next-generation VMS that leverages the power of automation to increase efficiency of talent matching, credentialing, and candidate self-service, enabling our clients to develop sustainable workforces to deliver better outcomes for patients and caregivers alike. ShiftWise Flex is also integrated with AMN Passport, our top clinician-rated mobile application with more than 225,000 registered users as of January 2024. AMN Passport provides a centralized experience for nurses and allied professionals to find, book and manage assignments, access time and pay details, and receive instantaneous alerts and updates, while also creating operational efficiencies through the ability to customize job preferences, store and manage credentials, electronically sign important documents and contact our dedicated recruiters. We believe our investments in technology systems will help us realize greater scale, agility, and cost efficiencies and will improve the experience for our healthcare professionals.

Human Capital Management
The strength of our human capital management strategy is foundational as we invest resources to address talent shortages, including the healthcare labor shortages faced by our clients. Development of a broad base of healthcare professionals and corporate team members who feel valued, respected and supported is essential to driving shareholder value and achieving our long-term growth objectives. To support these objectives, our human capital management strategy focuses on talent acquisition, engagement, retention, diversity, equity, inclusion, and employee well-being and belonging.

Our commitment to supporting the mental, physical, and economic well-being of our team members and healthcare professionals continued throughout 2023. The care, support and safety of our frontline healthcare professionals remains at the forefront for us. We have provided our healthcare professionals with additional support through access to employee assistance programs, on demand mental health resources through nonprofit partners and third-party vendors, sick pay while quarantined, wellness products and services to care for them while they are caring for our communities. We have also updated AMN Passport, our top clinician-rated mobile application, to allow users to see their impact on the patients they support. The app now includes an impact tracker in user profiles that shows the amount of patient care hours they provide and how many communities they serve over their career with us.

We also continued our AMN Healthcare Hardship Fund, providing financial support for team members experiencing extreme financial hardship, as well as launched our AMN Caring for Caregivers Fund to provide similar support to our healthcare professionals. Through these funds, corporate team members and healthcare professionals can receive financial support for qualifying events such as life-threatening or serious illnesses, natural disasters, funeral costs, or other events causing financial strain. This support is in addition to the insurance and other benefits and employee assistance programs available to support our team members and healthcare professionals.

To reward our employees for their extraordinary efforts and dedication to advancing AMN Healthcare and supporting our clients and healthcare professionals during 2023, we launched the first offering period for our employee stock purchase plan (“ESPP”) to attract, motivate and retain employees and to provide a way for our employees to acquire an equity interest in our company. We also invested in the long-term financial well-being of our corporate team members by adding a Roth 401(k) option to our existing 401(k) program beginning January 1, 2024.

As of December 31, 2023, we had 3,585 corporate team members, which includes both full-time and part-time employees. During the fourth quarter of 2023, we had an average of (1) 11,869 nurses, allied and other healthcare professionals, (2) 293 executive and clinical leadership interim staff, and (3) 2,479 medically qualified interpreters working for us. This does not include independent contractors, such as our locum tenens and contract interpreters, who were not our employees in 2023. In addition to our team members and independent contractors, we also leverage global partners to support our 24/7 client service model.

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

In June 2022, as the pandemic subsided and workplace safety improved with the availability of vaccines, we carefully returned to the office in phases. We now have fully embraced a hybrid work environment, with team members working a combination of in the office and virtually to fully support our clients and healthcare professionals with the highest level of service, regardless of their location and without disruption to our business operations. As our corporate team members have returned to our offices, health and safety remains paramount. We believe it is important to bring our teams together to instill and reinforce our values-based culture, provide an opportunity to build meaningful connections with each other and the communities we serve as well as provide ongoing professional development and advancement opportunities. Our team members are located across the country, and we have offices in Dallas, TX; San Diego, CA; Omaha, NE; Boca Raton, FL; Florham Park, NJ; and Atlanta and Savannah, GA.

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

Throughout 2023, more than 700 team members were promoted or transferred internally into new positions, representing approximately 20% of our corporate team members. Our professional development education assistance program provides reimbursement to our corporate team members to advance their knowledge and skills through certificate and degree programs. We offer leadership development curriculums led by our team of learning and talent development professionals for newly hired and promoted leaders, called LEAD at AMN, as well as a leadership curriculum for our individual contributors who are seeking leadership positions, which we call our emerging leaders program. Additionally, our mentorship program allows team members the opportunity to connect with colleagues across the company to support their development, strengthen their skills, and deepen relationships. Nearly 20% of our team members were enrolled in the mentoring program during 2023, which resulted in approximately 300 mentoring connections. These programs are supplemented with professional development resources from third-party vendors and our corporate memberships in large industry associations, to which every team member has access.

Our training and development programs include curriculum that promotes and nurtures our values-based culture and commitment to ethics, compliance and diversity, equity and inclusion (as detailed more specifically below). Substantially all of our people leaders completed our inclusive leaders curriculum and, in 2023, we had a 97% completion rate for our ethics and compliance training program, which includes, but is not limited to, training on our Code of Conduct, harassment prevention and cybersecurity.

Diversity, Equity and Inclusion
At AMN our diversity, equity and inclusion (“DEI”) philosophy is grounded in the belief that creating an inclusive workplace that captures diverse perspectives and backgrounds is instrumental in fueling innovation and driving better outcomes for our clients and clinicians, making us the leader in total talent solutions. We are committed to driving DEI at AMN and throughout our value chain and industry. The DEI Excellence Council sponsored by our executive leadership team, ensures we advance enterprise inclusion efforts. We believe strongly that cultivating a diverse, equitable and inclusive workforce enables us to recruit and retain the best talent, and to develop that talent so that we can best address the evolving needs of our stakeholders. To this end, AMN provides several opportunities for team members to participate in live DEI workshops where education and discussion around identity and inclusion equip participants with the skills to successfully engage in a growing, diverse modern workplace.

In 2023, we continued our corporate fellowship program with Hiring Our Heroes, a veterans organization, and expanded our partnerships with Historically Black Colleges and Universities Career Development Marketplace and early talent platform Handshake. We track our hiring, promotion, retention and engagement rates to inform our overall progress in attainment of our workforce goals. Our commitment to equity is reflected in our compensation philosophy and programs and our leadership development strategy, including identifying high-potential diverse talent within the Company.

While the diverse backgrounds and experiences we seek are broad, here is a snapshot of the diversity of our corporate team members as of December 31, 2023: 69% of our team members are women; 63% of our supervisor through senior manager roles are held by women; 56% of our board of directors are women; 43% of our team members are from historically underrepresented groups; our team is 57% Millennials, 32% Generation X, 6% Baby Boomers, and 5% Generation Z; and team members self-identified as veterans, disabled, and LGBTQ+, each representing approximately 3% of our team.

In each of the last seven years, AMN has been named to the Bloomberg Gender-Equality Index. AMN has received a top ranking – 95 out of 100 – in the Human Rights Campaign Foundation’s Corporate Equality Index in each of the last four years. We believe that human capital management infrastructure, including our DEI commitment, is fundamental to our continued recognition as one of America’s Most Responsible Companies by Newsweek in each of the last five years. AMN was also recognized by Newsweek as one of America’s Greatest Workplaces for Diversity for 2024.

Team Member Communication and Engagement
Team member engagement and wellness is of critical importance to our success. In 2023, we continued to prioritize engaging with our team members through monthly town halls and an enterprise-wide company meeting with our chief executive officer and other senior executives.

In addition, in 2023, we continued our focus on creating opportunities for team members to build connections with colleagues through our ten employee resource groups (“ERG”). Best practice research indicates that team member engagement and retention is positively impacted if team members are connected to peers who share their viewpoints and backgrounds and leaders who are invested in their success. We have invested in and dedicated resources to build an inclusive infrastructure to support our ERGs. These resource groups continue to foster engagement through their close alignment with the diverse interests and backgrounds of our team members. As of December 31, 2023, approximately 40% of our corporate team members participate in one or more ERG. Each ERG is sponsored by one or more members of our executive team, and in 2023, AMN’s collective ERGs hosted more than 100 member events and meetings.

Board Oversight
Our Board of Directors plays an active role in overseeing our human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our human capital management programs, including talent strategies, diversity, equity and inclusion initiatives, compensation plans and policies, and talent acquisition, development, and retention.

Our Services
In 2023, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. We describe each segment’s revenue and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Our go-to-market strategy blends solutions from all three reportable segments, combining staffing, talent planning and acquisition, and technology-enabled solutions.

Workforce Staffing
(1) Nurse Staffing. We offer a range of specialty recruitment and temporary assignment lengths for nursing. A rigorous quality process ensures that each nursing candidate possesses the necessary training, licensure, and clinical competencies needed for a client facility. Nurse staffing solutions that we offer include (a) travel nurse staffing which are typically for a 13-week assignment but can support a wide range of assignment lengths, (b) international nurse staffing for which we recruit registered nurses from outside of the United States on long-term contracts ranging from 24 to 36 months (or for direct placement with our clients), (c) crisis nurse staffing (commonly referred to as critical staffing and rapid response nursing) for which we quickly coordinate and deploy registered nurses to provide temporary assistance during critical periods such as unexpected specialty gaps and urgent needs, including pandemic surges, natural disasters and other emergency situations, (d) labor disruption staffing for which we provide crucial support for clients involved in strikes of nurses and allied professional staff, and (e) local staffing of all nursing specialties, covering short-term assignments with same-day shifts that potentially last for several weeks.

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

(4) Physician and Advanced Practice Staffing. We provide locum tenens staffing services through which we offer clients thousands of physicians of all specialties and advanced practice and other clinicians. Typically on an independent contractor basis, locum tenens professionals are placed on temporary assignments with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. Our recent acquisition of MSI Systems Corp. and DrWanted.com LLC (together, “MSDR”) expands our portfolio of physician solutions and provides clients with a larger and more diverse candidate pool. We also offer full-service, permanent physician search across many specialties and modalities, specializing in recruiting and placing top physicians and advanced practitioner talent in jobs across the country.

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

Talent Planning & Acquisition
(7) Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. Through our MSPs, we place our own healthcare professionals and utilize other staffing agencies to fulfill the client’s needs. We believe an MSP increases efficiencies and often provides cost savings while enhancing provider experiences. We often use our own VMS technology as part of our MSPs, which we believe further enhances the value of our service offering. In 2023, we had approximately $3.4 billion in spend under management through our MSPs and approximately 54% of our consolidated revenue flowed through MSP relationships. Together with the vendor-neutral spend through our VMS programs (as discussed below), we had approximately $7.6 billion of spend under management during 2023.

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

Technology
(9) Language Interpretation. AMN Language Services provides healthcare interpretation services via proprietary platforms that enable video remote interpretation, over the phone interpretation, onsite interpretation, and telehealth interoperability, with more than 350 health systems, more than 2,300 hospitals, and thousands of clinics using our solutions. These services are all supported by proprietary technology platforms, which enable real-time routing of video and audio calls, drive client efficiency with an in-person scheduling mobile application, and power interoperability with multiple telehealth platforms and EMRs.

(10) Vendor Management Systems. In addition to our MSP capabilities, we are also a leading provider for vendor-neutral VMS technology and support services for clients that prefer to self-manage the procurement of contingent clinical labor and their internal float pool. If clients use other staffing companies (associate vendors), our software as a service (“SaaS”)-based VMS technologies help them track and efficiently organize their staffing process. Our leading VMS products, which collectively serve clients of all sizes and complexity, are ShiftWise, including the recent release of ShiftWise Flex, Medefis and b4health. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting.

In 2023, we had approximately $4.2 billion in gross spend flow through our VMS programs, for which we typically earn a fee as a percentage of spend.

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

We recruit our healthcare professionals, depending on the particular service line, under the following brands: AMN Healthcare, Nursefinders, HealthSource Global Staffing, O’Grady Peyton International, Connetics, Medical Search International, DRW Healthcare Staffing, and B.E. Smith. Our recruiting strategy is supported by innovative and effective digital-first marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals.

Our process to attract and retain healthcare professionals for temporary assignments and permanent placement depends on (1) offering a large selection of assignments and placements in a variety of geographies and settings with opportunities for career development, (2) creating competitive compensation packages, (3) developing passionate, knowledgeable recruiters and service professionals who understand the needs of our healthcare professionals and provide a personalized approach, and (4) maintaining a reputation for service excellence. The attractive compensation, benefits and reimbursement package that we provide our temporary healthcare professionals includes a competitive wage, professional development opportunities, professional liability insurance, 401(k) plan, ESPP, health insurance and reimbursements for housing, meals and travel expenses.

Our Geographic Markets and Client Base
During each of the past three years, (1) we generated substantially all our revenue in the United States and (2) substantially all our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2023, the largest percentages of our revenue were concentrated in California, Texas and Georgia.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients include many of the largest and most prestigious and progressive health care systems in the country. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 17% of our consolidated revenue and 22% of our nurse and allied solutions segment revenue for the fiscal year ended December 31, 2023. No other client healthcare system or single client facility comprised more than 5% of our consolidated revenue for the fiscal year ended December 31, 2023.

Our Industry
The primary healthcare service markets in which we compete are U.S. temporary and contract healthcare staffing, workforce managed service programs, locum tenens, and language services. We also operate within the interim leadership, executive search, physician permanent placement, RPO, VMS, and workforce optimization and consulting services markets.
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
•Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. According to the Association of American Medical Colleges, the physician shortage is projected to be between 38,000 and 124,000 physicians by 2034. In nursing, McKinsey & Company estimates a nationwide shortage of between 200,000 and 450,000 nurses available for direct patient care by 2025. Additionally, according to the National Council of State Boards of Nursing, approximately 900,000 registered nurses are anticipated to leave the workforce by the end of 2027. We believe the nursing shortage has been exacerbated by the COVID-19 pandemic through nurse burnout, attrition, and retirements. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.
•General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of health expenditures, projected by the Centers for Medicare & Medicaid Services to grow 5.0% in 2024 and at a 5.6% annual rate on average from 2025-2031, while annual growth in healthcare spend is projected to increase 7.4% and at an annual rate on average of 5.6% for the same time periods, respectively. According to the U.S. Census Bureau, the number of adults age 65 or older is on pace to grow an estimated 31% between 2022 and 2035. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce. Additionally, the COVID-19 pandemic resulted in an increase in hospitalizations, vaccinations and testing across the country. This additional demand for healthcare services resulted in an increased demand for our services, especially in our nurse and allied solutions segment. We expect demand for these services to remain at higher than pre-pandemic levels due to the tight labor market and the amount of care that was deferred during the pandemic.
•Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient experience and outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2023, approximately 54% of our consolidated revenues were generated through MSP relationships.

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

Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification and National Committee for Quality Assurance Credentials Verification Organization certification. In its 2023 ratings for total workforce solutions, HRO Today recognized AMN Healthcare as the top-ranking healthcare workforce provider based on overall capabilities; we also were honored in the Baker’s Dozen for quality of services, breadth of services and size of deals for both MSPs and total workforce solutions.

We are a leading provider of nurse, allied and locum tenens staffing in the United States. With the historic levels of demand as a result of the COVID-19 pandemic, the healthcare staffing industry grew significantly and has been further fragmented. In nurse and allied staffing, we compete with several national competitors together with numerous smaller, regional and local companies. The locum tenens staffing market consists of many small- to mid-sized companies with only a small number of national competitors of which we are one. The healthcare interim leadership staffing, healthcare executive search services, and physician permanent placement services markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. We also believe we have a market-leading share in managed services solutions, including VMS and MSP, and healthcare language interpretation services. With the stronger competitive market, we believe AMN Healthcare is well-positioned as a tech-centric total talent solutions partner to capitalize on the larger, addressable market through our comprehensive set of workforce and tech-enabled solutions. Our leading competitors vary by segment and include Aya Healthcare, CHG Healthcare Services, Cross Country Healthcare, HealthTrust Workforce Solutions, Ingenovis Health, Jackson Healthcare, LanguageLine Solutions, Maxim Healthcare Services, and Medical Solutions. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and internal travel agencies.

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

Government Regulation
We are subject to the laws of the United States and certain foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Additionally, individual states often have regulations governing healthcare staffing agencies and technology platforms, requiring registration and various types of certifications and reporting. Compliance with these laws, rules and regulation has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

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

If our clients are able to increase the effectiveness of their staffing and recruitment functions through analytics, automation, machine learning, artificial intelligence or other advanced technologies or otherwise increase the effectiveness of their permanent hiring or retention of permanent employees, their need for our services may decline. With the advent of technology and more sophisticated staffing management and recruitment processes, including internal “travel,” other healthcare staffing models, and the increasing adoption of artificial intelligence technologies, clients may be able to successfully increase the efficiency and effectiveness of their internal staffing management and recruiting efforts, through more effective planning and analytic tools, internet- or social media-based recruiting or otherwise. Such new technologies and processes could reduce the demand for our services, which could negatively affect our business.
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

Demand for our staffing services and workforce technology solutions fluctuated over the course of the COVID-19 pandemic. Initially, in 2020, demand for some temporary healthcare professionals and services decreased as the demand for non-essential and elective healthcare was initially negatively impacted by the COVID-19 pandemic. During 2021, demand for nurse and allied healthcare professionals reached record highs and throughout 2021 and 2022 demand for most other types of healthcare professionals we work with returned to and remained above pre-pandemic levels. As the pandemic has subsided, demand and bill rates, especially in our nurse and allied solutions businesses, have fluctuated from the levels seen during the pandemic. We expect this decrease in demand will have a negative impact on our revenue, financial condition, and results of operations. However, we are unable to predict the duration and extent to which demand for our services could be negatively impacted by the COVID-19 pandemic or could be negatively impacted as the pandemic subsides.
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

Hospital concentration coupled with our success in winning managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 17% of our consolidated revenue in 2023. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

We are also subject to certain state laws and regulations applicable to healthcare staffing and “nursing pools” with which we must comply in order to continue to conduct business in that particular state. Regulation relating to healthcare staffing agencies has increased the operational and administrative requirements and increased the cost to provide various of our services in certain states. If regulation of our services continues to increase it could have a negative impact on our ability to profitably provide services in some states. We may also be subject to state laws that impose caps or other limitations on amounts that may be charged to clients for certain types of healthcare staffing, which in turn impacts the wages paid to healthcare professionals and may impact our ability to attract healthcare professionals to assignments in these states. In addition, it is generally our practice to pass along the increased costs associated with higher wages for healthcare professionals on to our clients. If new or additional caps or other price limitations were imposed that prevented us from passing these increased costs on or if the amount that we were able to pass on to our clients, it would likely have an adverse impact on our financial performance and profitability.

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
We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With continuing clinician burnout rates resulting from the COVID-19 pandemic, an ongoing shortage of certain qualified nurses and physicians in many areas of the United States and low unemployment rates for nurses and physicians, competition for the hiring of these professionals remains intense. Our ability to recruit temporary and permanent healthcare professionals may be exacerbated by continued low levels of unemployment.
We compete with healthcare staffing companies, recruitment and placement agencies, including online staffing and recruitment agencies, and with hospitals, healthcare facilities and physician practice groups to attract healthcare professionals based on the quantity, diversity and quality of assignments offered, compensation packages, the benefits that we provide and speed and quality of our service. We rely on our tech-enabled, relationship-oriented approach and national infrastructure to enable us to compete in all aspects of our business. We must continually evaluate and expand our healthcare professional network to serve the needs of our clients.

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

We have technology, operations and human capital infrastructures to support our existing business. Our ability to deliver services to our clients and to manage our commercial technologies, internal systems and data depends largely upon our access to and the performance of our management information and communications systems, including our SaaS-based solutions, client relationship management systems and client/healthcare professional-facing self-service websites and applications. These technology systems also maintain accounting and financial information upon which we depend to fulfill our financial reporting obligations. We must continue to invest in this infrastructure to support our growth, enhance our management and utilization of data and improve our efficiency.

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

In addition, as technology continues to evolve, more tasks currently performed by people may continue to be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. These technological changes may reduce demand for our services, enable the development of competitive products or services or enable our customers to reduce or bypass the use of our services.

Disruption to or failures of our SaaS-based or technology-enabled services, or our inability to adequately protect our intellectual property rights with respect to such technologies, could reduce client satisfaction, harm our reputation and negatively affect our business.

The performance, reliability and security of our technology-enabled services, including our language interpretation services and SaaS-based technologies, such as AMN Language Services, ShiftWise, including the recent release of ShiftWise Flex, Medefis, b4health, and Avantas Smart Square are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technologies to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technologies could damage our or our clients’ operations and reputations and negatively affect our business. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

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

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals may be vulnerable to attacks by hackers, breached due to third-party vendor and/or employee error, malfeasance or other disruptions such as ransomware or subject to the inadvertent or intentional unauthorized release of information. The Company has experienced cyber threats resulting in immaterial cyber incidents and expects cyber threats to continue with varying levels of sophistication. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security breach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen. In a situation such as ransomware attack, our access to critical business information and ability to conduct business may be interrupted or impaired.

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
As of December 31, 2023, our total indebtedness, net of unamortized fees and premium, equaled $1,304.7 million. Our amount of indebtedness could increase our vulnerability to adverse economic, industry or competitive developments, including:

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

In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2023, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
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

We maintain accruals related to legal matters, our captive insurance company and self-insured retentions for various lines of insurance coverage, including professional liability, employment practices, health insurance and workers’ compensation on our balance sheet. We determine the adequacy of our accruals by evaluating legal matters, our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third-party administrators and actuarial firms as well as industry experience and trends. If such information collectively indicates that our accruals are understated, we provide for additional accruals; a significant increase to these accruals would decrease our earnings.

Item 1B.    Unresolved Staff Comments

None.
Item 1C.    Cybersecurity

AMN Healthcare’s board of directors (the “Board”) is responsible for overseeing our enterprise-wide risk management program. The audit committee of the Board (the “Audit Committee”) has primary oversight responsibility for information security and cybersecurity, including internal controls designed to mitigate risks related to these topics. This includes regular, and at least quarterly, review by the Audit Committee of reports on topics including, among others, significant cybersecurity risks results from third-party assessments, training and vulnerability testing, and our incident response plan. Material breaches, if any, and any disclosure obligations arising from any such breach are also discussed during separate Audit Committee meetings as part of the Boards’ risk oversight generally.

AMN’s information security program reports up to our Chief Information & Digital Officer (“CIO”) and is managed by our Senior Director, Information Security, whose team is responsible for leading our enterprise-wide cybersecurity strategy. Through ongoing communications with the team, the CIO and the Senior Director, Information Security, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents and progress on cybersecurity infrastructure initiatives. In the event of a material cybersecurity incident, the CIO will escalate to the Audit Committee and the Board is made aware as appropriate and in accordance with AMN’s incident response plan. Our CIO and Senior Director, Information Security have proven experience as technology leaders establishing and overseeing enterprise information security programs in the healthcare industry. Our CIO has over 25 years of experience serving as Chief Information Officer, Senior Vice President of IT, and Director of IT at various healthcare services and technology companies. AMN’s Senior Director, Information Security has over 20 years of experience in various roles in information technology and information security. He holds a M.Sc. in Computer Information Systems and holds several relevant certifications, including Certified Information Security Manager and Zero Trust Certified Architect.

AMN’s Privacy function, which reports up through our Chief Legal Officer, works collaboratively with the Information Security function and to create and review policies, standards and processes. In addition to updating the Audit Committee, the CIO and Senior Director, Information Security, and Privacy team provide regular updates to our Chief Executive Officer and other members of our senior management as appropriate.

AMN’s information security program has adopted policies, standards, processes, and practices that follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization, and other relevant standards. AMN Healthcare has also implemented certain controls and procedures that allow its management to assess, identify, and manage material risks from cybersecurity threats. Our processes are integrated into the overall enterprise risk management program, which includes financial risk, compliance risk and other strategic and operational risks that affect the Company. These processes complement our enterprise-wide risk assessment architecture, as implemented by the Company’s management and as overseen by the Board through its Audit Committee.

To identify and assess material risks from cybersecurity threats, we engage in regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises. We have developed an incident response plan to manage identified vulnerabilities and further improve our cybersecurity preparedness and response infrastructure. The incident response plan sets forth the actions to be taken in responding to and recovering from cybersecurity incidents, which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation.

In addition to our in-house capabilities, we engage with key security and technology vendors, industry participants and intelligence communities to assess our program and test our technical capabilities and enhance the effectiveness of our information security policies and procedures. We use a combination of tools and technologies to protect AMN Healthcare and the personal information we maintain and operate a proactive threat intelligence program to identify and assess risk. We have also implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of third-party vendors, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data.

Our team members receive annual training to understand the behaviors necessary to protect company and personal information and receive annual training on privacy laws and requirements. We also offer ongoing practice and education for team members to recognize and report suspicious activity, including phishing campaigns.

The Company has experienced cyber threats resulting in immaterial cyber incidents and expects cyber threats to continue with varying levels of sophistication.
Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2023 together with our business segments that utilize them:

Location	Square Feet
Dallas, Texas (all segments)	92,420
San Diego, California (all segments)	51,002

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 20, 2024, there were 20 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act.

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. On November 1, 2016, the Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022 and June 15, 2022, we announced increases to the repurchase program totaling $700.0 million. Additionally, on February 16, 2023, we announced an increase of $500.0 million for a total of $1,350.0 million of repurchase authorization, of which $226.7 million remained on the repurchase program as of December 31, 2023. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time. Additionally, we or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On May 8, 2023, we entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon we prepaid $200.0 million and received an initial delivery of 1.8 million shares of our common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. In August 2023, upon settlement of the ASR agreement, we received an additional 0.3 million shares of our common stock. The total number of shares delivered and average price per share of $98.97 was based on the volume-weighted average price over the term of the ASR agreement, less an agreed upon discount.

During 2023, exclusive of the shares delivered pursuant to the ASR, we repurchased 2.4 million shares of common stock at an average price of $95.13 per share excluding broker’s fees, resulting in an aggregate purchase price of $224.7 million excluding the effect of excise taxes. As of December 31, 2023, we have repurchased 12.6 million shares of our common stock at an average price of $89.04 per share excluding broker’s fees under the Company Repurchase Program, resulting in an aggregate purchase price of $1,123.3 million excluding the effect of excise taxes, since 2016. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” The following table presents the detail of shares repurchased, excluding the effect of excise taxes, during 2023. All share repurchases to date were made under the Company Repurchase Program, which is the only repurchase program of the Company currently in effect.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2023	922,516	$108.40	922,516	$51,374,511
February 1 - 28, 2023	187,031	$93.83	187,031	$533,820,512
March 1 - 31, 2023	658,402	$86.79	658,402	$476,658,438
April 1 - 30, 2023	550,245	$84.02	550,245	$430,412,324
May 1 - 31, 2023 (a)	1,803,863	$90.78	1,803,863	$226,658,470
June 1 - 30, 2023	—	$—	—	$226,658,470
July 1 - 31, 2023	—	$—	—	$226,658,470
August 1 - 31, 2023	260,360	(b)	260,360	$226,658,470
September 1 - 30, 2023	—	$—	—	$226,658,470
October 1 - 31, 2023	—	$—	—	$226,658,470
November 1 - 30, 2023	—	$—	—	$226,658,470
December 1 - 31, 2023	—	$—	—	$226,658,470

Total	4,382,417	$96.90	4,382,417	$226,658,470

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

(b) The number of shares repurchased during the August 1 - 31, 2023 represents the additional shares received upon final settlement of the ASR agreement. The total number of shares received and average price paid per share pursuant to the ASR agreement were approximately 2.0 million shares and $98.97, respectively.

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
 The graph below compares the total return on our common stock with the total return of (i) the Russell 2000 Index, and (ii) the S&P Healthcare Services Select Industry Index (“SPSIHP”), assuming an investment of $100 on December 31, 2018 in our common stock and the stocks comprising the Russell 2000 Index and the SPSIHP, respectively.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
AMN Healthcare Services, Inc.	100.00	109.97	120.46	215.90	181.47	132.16
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
SPSIHP	100.00	119.18	159.48	175.42	140.90	148.19

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
•Recent Trends
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview of Our Business

We provide healthcare workforce solutions and staffing services to healthcare facilities across the nation. As a tech-centric total talent solutions partner, our managed services programs, or “MSP,” vendor management systems, or “VMS,” workforce consulting services, predictive modeling, staff scheduling, revenue cycle solutions, language interpretation services and the placement of physicians, nurses, allied healthcare professionals and healthcare leaders into temporary and permanent positions enable our clients to successfully reduce staffing complexity, increase efficiency and lead their organizations within the rapidly evolving healthcare environment.
For the year ended December 31, 2023, we recorded revenue of $3,789.3 million, as compared to $5,243.2 million for 2022. We recorded net income of $210.7 million for 2023, as compared to $444.1 million for 2022. Nurse and allied solutions segment revenue comprised 69% and 76% of total consolidated revenue for the years ended December 31, 2023 and 2022, respectively. Physician and leadership solutions segment revenue comprised 18% and 13% of total consolidated revenue for the years ended December 31, 2023 and 2022, respectively. Technology and workforce solutions segment revenue comprised 13% and 11% of total consolidated revenue for the years ended December 31, 2023 and 2022, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we are recognized as the market-leading innovator in providing healthcare talent solutions in the United States. We seek to advance our market-leading position through a number of strategies that focus on market penetration, expansion of our talent solutions, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our market growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service and technology offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative talent solutions offerings such as MSP, VMS, workforce optimization service, and other technology-enabled services. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals.
As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, we acquired MSI Systems Corp. and DrWanted.com LLC (together “MSDR”) on November 30, 2023 and Connetics on May 13, 2022. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”

Operationally, our strategic initiatives focus on investing in digitizing and further developing our processes and systems to achieve market leading efficiency and scalability, which we believe will provide operating leverage as our revenue grows. From a healthcare professional supply perspective, we continue to invest in new candidate recruitment and engagement initiatives and technologies to retain and grow our network of qualified healthcare professionals.
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

Recent Trends
Demand for our temporary and permanent placement staffing services is driven in part by U.S. economic and labor trends, and from early 2020 through 2022, the COVID-19 pandemic and the “Great Resignation” impacted demand. From late 2020 through most of 2022, these conditions resulted in historically high demand for our nurses, allied healthcare professionals and vendor-neutral VMS technologies supporting the placement of these professionals. Since 2022, healthcare organizations have hired permanent staff aggressively, enabling them to reduce what had been historically high utilization of contingent labor. As a result, in 2023, demand in our travel nurse business declined significantly over the course of the first quarter and into the early second quarter. In the third and fourth quarter, demand for our travel nurse business was relatively stable but remained below pre-pandemic levels. Demand in our allied business continues to be above pre-pandemic levels, and certain specialties such as therapy and imaging are up significantly year over year, offsetting the decline in laboratory and other specialties involved in treating COVID-19 patients.
In our nurse and allied solutions segment, we have seen a decrease in overall staffing volume from prior year due to lower travel nurse demand with fourth quarter staffing volume relatively flat to the prior quarter. Overall staffing volume remains above pre-pandemic levels with favorable demand in international nurse staffing and allied staffing. Bill rates decreased slightly in the fourth quarter, at a slower rate than the first three quarters of the year, and remain well above pre-pandemic levels across the nurse and allied solutions segment.
In our physician and leadership solutions segment, demand for our locum tenens business is well above pre-pandemic levels. We have seen several years of growth in certified registered nurse anesthetists (CRNAs), the specialty that represents the largest percentage of revenue in this business. Elevated demand levels for locum tenens staffing drove a double digit increase to revenue per day filled in 2023 as compared to the prior year. We experienced a seasonal dip in demand for locum tenens staffing in the fourth quarter but expect it to continue to be above pre-pandemic levels. Demand has been declining in our interim leadership and executive search businesses since the second half of 2022 as some healthcare organizations streamlined leadership roles, deferred hiring decisions, or increased permanent staff hiring.
In our technology and workforce solutions segment, our language services business continued to experience increased utilization and shift to more virtual interpretation. Bill rates and volumes in our VMS business followed similar trends, although to a greater extent, as our nurse and allied solutions segment, declining from historic highs. Bill rates continued to decrease in the fourth quarter but are expected to remain above pre-pandemic levels.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The acquisitions during the three years ended December 31, 2023 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	67.0	67.3	67.1
Gross profit	33.0	32.7	32.9
Selling, general and administrative	20.0	17.9	18.3
Depreciation and amortization	4.1	2.5	2.6
Income from operations	8.9	12.3	12.0
Interest expense, net, and other	1.4	0.7	0.9
Income before income taxes	7.5	11.6	11.1
Income tax expense	1.9	3.1	2.9
Net income	5.6%	8.5%	8.2%

Comparison of Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenue. Revenue decreased 28% to $3,789.3 million for 2023 from $5,243.2 million for 2022, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment.

Nurse and allied solutions segment revenue decreased 34% to $2,624.5 million for 2023 from $3,982.5 million for 2022. The $1,357.9 million decrease was primarily attributable to a 17% decrease in the average number of travelers on assignment, an approximately 15% decrease in the average bill rate, a 3% decrease in billable hours during the year ended December 31, 2023, and an approximately $99.0 million decrease in labor disruption revenue.
Physician and leadership solutions segment revenue decreased 4% to $669.7 million for 2023 from $697.9 million for 2022. The $28.2 million decrease was attributable to lower revenue in our interim leadership, physician permanent placement and executive search businesses, which was partially offset by higher revenue in our locum tenens business. Revenue in our locum tenens business grew 9% during 2023 primarily due to a 10% increase in the revenue per day filled on an organic basis and additional revenue of $13.2 million in connection with the MSDR acquisition, partially offset by a 4% decrease in the number of days filled on an organic basis. Our interim leadership business experienced an approximately 26% decline, while our physician permanent placement and executive search businesses declined 20% during 2023.
Technology and workforce solutions segment revenue decreased 12% to $495.0 million for 2023 from $562.8 million for 2022. The $67.8 million decrease was primarily attributable to a decline within our VMS business, partially offset by growth within our language services business. Revenue for our VMS business declined 36% for similar reasons as nurse and allied solutions segment revenue, while our language services business grew 20% primarily due to a 24% increase in minutes during 2023.
For 2023 and 2022, revenue under our MSP arrangements comprised approximately 54% and 64% of our consolidated revenue, 72% and 81% for nurse and allied solutions segment revenue, 20% and 18% for physician and leadership solutions segment revenue, and 2% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 27% to $1,249.6 million for 2023 from $1,716.7 million for 2022, representing gross margins of 33.0% and 32.7%, respectively. The increase in consolidated gross margin for the year ended December 31, 2023 was primarily due to (1) a change in sales mix resulting from lower revenue in our nurse and allied solutions segment and (2) a higher margin in our nurse and allied solutions segment driven by a revenue mix shift within the segment. The overall increase was partially offset by a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment. Gross margin by reportable segment for 2023 and 2022 was 26.4% and 26.3% for nurse and allied solutions, 34.3% and 34.5% for physician and leadership solutions, and 66.2% and 76.0% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $756.2 million, representing 20.0% of revenue, for 2023, as compared to $936.6 million, representing 17.9% of revenue, for 2022. The decrease in SG&A expenses was primarily due to $164.5 million of lower employee compensation and benefits (inclusive of share-based compensation) and a $22.1 million decrease in the provision for expected credit losses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2023	2022
Nurse and allied solutions	$330,252	$471,489
Physician and leadership solutions	134,505	148,619
Technology and workforce solutions	118,977	132,733
Unallocated corporate overhead	154,484	153,669
Share-based compensation	18,020	30,066
	$756,238	$936,576
Depreciation and Amortization Expenses. Amortization expense increased 8% to $89.8 million for 2023 from $83.1 million for 2022, primarily attributable to (1) the reduction of useful lives of certain staffing database assets and (2) additional amortization expense related to the intangible assets acquired in the MSDR and Connetics acquisitions. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 31% to $65.2 million for 2023 from $49.9 million for 2022, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $6.0 million and $4.1 million of depreciation expense for our language services business is included in cost of revenue for 2023 and 2022, respectively.

Interest Expense, Net, and Other. Interest expense, net, and other, was $54.1 million for 2023 as compared to $40.4 million for 2022. The increase was primarily due to a higher average debt outstanding balance during 2023.
Income Tax Expense. Income tax expense was $73.6 million for 2023 as compared to $162.7 million for 2022, reflecting effective income tax rates of 26% and 27% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of net discrete tax benefit of $5.4 million during 2023 compared to $1.7 million of net discrete tax expense recognized during 2022, in relation to income before income taxes of $284.3 million and $606.7 million for 2023 and 2022, respectively. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (1), Summary of Significant Accounting Policies.”

Comparison of Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021
We describe in detail the comparison of results for the years ended December 31, 2022 and 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2022 to the Year Ended December 31, 2021” of our 2022 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Years Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$372,165	$653,733	$305,356
Net cash used in investing activities	(412,493)	(170,710)	(107,402)
Net cash provided by (used in) financing activities	10,729	(591,865)	(34,895)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.

As of December 31, 2023, (1) $460.0 million was drawn with $269.2 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 2027 Notes (as defined below) outstanding was $500.0 million, and (3) the aggregate principal amount of our 2029 Notes (as defined below) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”
As of December 31, 2023, the total of our contractual obligations under operating leases with initial terms in excess of one year was $55.1 million. We describe in further detail our operating lease arrangements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases.” We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement, Note (6), Balance Sheet Details, Note (7), Income Taxes, and Note (12), Commitments and Contingencies.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Under the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a counterparty on May 8, 2023 to repurchase $200.0 million of our outstanding common stock and received an initial delivery of 1.8 million shares. On August 10, 2023, we received an additional 0.3 million shares of our common stock upon settlement of the ASR agreement. The ASR was funded through borrowings under the Senior Credit Facility. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.”
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

Operating Activities

Net cash provided by operating activities for 2023, 2022 and 2021 was $372.2 million, $653.7 million and $305.4 million, respectively. The decrease in net cash provided by operating activities for 2023 from 2022 was primarily attributable to (1) a decrease in net income excluding non-cash expenses of $232.0 million primarily due to a decline in operating results in our nurse and allied solutions and technology and workforce solutions segments, (2) a decrease in accounts payable and accrued expenses between periods of $232.3 million primarily due to decreased associate vendor usage, and (3) a decrease in accrued compensation and benefits between periods of $69.6 million primarily due to prior year increases in pay rates and the average number of travelers on assignment in our nurse and allied solutions segment and increased employee compensation and benefits in 2022, including accrued bonuses and commissions that were paid during the first quarter of 2023, and (4) increases in prepaid expenses and other current assets between periods of $55.3 million and $13.6 million, respectively, primarily due to prepayments and deposits that were made in 2021 and refunded by third-party vendors in 2022 related to labor disruption services. The overall decrease in net cash provided by operating activities was partially offset by (1) a decrease in accounts receivable and subcontractor receivables between periods of $192.1 million primarily due to a larger decrease in the receivables balance in the current year as compared to the prior year, which was due to decreases in revenue and associate vendor usage along with timing of collections, (2) an increase in other liabilities between periods of $116.3 million primarily due to lower cash paid for income taxes, and (3) a decrease in income taxes receivable between periods of $12.7 million primarily due to an overpayment of estimated taxes during 2022. Our Days Sales Outstanding (“DSO”) was 70 and 55 days at December 31, 2023 and December 31, 2022, respectively. Our consolidated results for the year ended December 31, 2023 include only one month of MSDR’s revenue, but our consolidated balance sheet includes the full amount of MSDR’s accounts receivable. Excluding the acquisition of MSDR, our DSO was 66 days at December 31, 2023.

Investing Activities

Net cash used in investing activities for 2023, 2022 and 2021 was $412.5 million, $170.7 million and $107.4 million, respectively. The year-over-year increase from 2022 to 2023 in net cash used in investing activities was primarily attributable to $292.2 million used for acquisitions in 2023 as compared to $69.6 million in 2022. In addition, capital expenditures were $103.7 million, $75.8 million and $53.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our capital expenditures in recent years were primarily related to ongoing information technology investments to support our total talent solutions initiatives and to optimize our internal front and back-office systems.

Financing Activities

Net cash provided by (used in) financing activities for 2023, 2022 and 2021 was $10.7 million, $(591.9) million and $(34.9) million, respectively. Net cash provided by financing activities for 2023 was primarily due to borrowings of $815.0 million under the Senior Credit Facility (as defined below), partially offset by (1) $424.7 million paid in connection with the repurchase of our common stock, (2) repayments of $355.0 million under the Senior Credit Facility, and (3) $13.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities for 2022 was due to $576.8 million paid in connection with the repurchase of our common stock and $15.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

Amended Credit Agreement
On February 10, 2023, we entered into the third amendment to our credit agreement (the “Third Amendment”). The Third Amendment (together with the credit agreement, the first amendment and the second amendment, collectively, the “Amended Credit Agreement”) provides for, among other things, an increase to the secured revolving credit facility (the “Senior Credit Facility”) from $400.0 million to $750.0 million. The Senior Credit Facility includes a $125.0 million sublimit for the issuance of letters of credit and a $75.0 million sublimit for swingline loans. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. The terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, are described in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”

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

Letters of Credit

As of December 31, 2023, we maintained outstanding standby letters of credit totaling $21.3 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.3 million of outstanding letters of credit, we have collateralized $0.6 million in cash and cash equivalents and the remaining $20.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2022 totaled $22.0 million.

Critical Accounting Policies and Estimates

Our critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and base them on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analysis to assess the recoverability of goodwill and indefinite-lived intangible assets. We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We perform our annual impairment test on October 31 of each year. We last performed a quantitative impairment test of our goodwill in the first quarter of 2020 and the estimated fair value of each reporting unit exceeded the respective carrying value by more than 100 percent. As of December 31, 2023, we do not have any indefinite-lived intangible assets.

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

Professional Liability Reserve

We determine the adequacy of our accrual for professional liability by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third-party administrators, and our independent actuarial studies. We obtain actuarial studies on a semi-annual basis to assist us in determining the adequacy of our accrual. For periods between the actuarial studies, we record accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history. Expense recognized for accruals (inclusive of actuarial-based decreases) was $5.5 million, $7.2 million and $7.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Our accrual for professional liability includes provisions for estimated incurred but not yet reported (“IBNR”) losses and known claims (“case reserves”), as well as losses covered by excess insurance carriers (“excess liability”). The following table presents the case reserves, IBNR losses and excess liability as estimated by the most recently obtained actuarial study that make up our accrual for professional liability as of December 31, 2023 and 2022:

	(In Thousands)
	December 31,
	2023	2022
Case reserves (1)	$8,503	$8,450
IBNR losses (1)	24,893	25,176
Excess liability (2)	11,256	10,344
Total accrual	$44,652	$43,970

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

We cannot predict with assurance the outcome of claims brought against us. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. In assessing the probability of loss and the estimated amount, we consider the following factors, among others: (a) the nature of the matter and any related facts, circumstances and data; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) our experience, and the experience of other entities, in similar cases; (e) how we intend to respond to the matter; and (f) reasonable settlement values based on the foregoing factors. Significant judgment is required to determine both probability and the estimated amount and the final outcome may ultimately be materially different. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We generally record changes in accruals related to legal matters in selling, general and administrative expenses in the consolidated statements of comprehensive income. The most significant matters for which the Company has established accruals in connection with loss contingencies are class and representative actions related to wage and hour claims under California and Federal law.

We believe that the amount or estimable range of reasonably possible loss beyond the accruals that we have established, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2023. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Recent Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands the breadth and frequency of reportable segment disclosure requirements, primarily though enhanced disclosures about significant segment expenses. The new guidance requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the amount and composition of other segment items by reportable segment, any additional measures of a segment’s profit or loss used by the CODM when assessing performance and deciding how to allocate resources, and the CODM’s title and position. Additionally, public entities will be required to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually by Topic 280. This standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision-usefulness of income tax disclosures. The new guidance addresses investor requests for enhanced income tax information primarily through requiring disclosure of additional information about and further disaggregation of the rate reconciliation and income taxes paid. This standard is effective on a prospective basis for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2023, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2023. A 100 basis point change in interest rates as of December 31, 2023 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.

During 2023, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Professional Liability Reserve
As discussed in Notes 1(j) and 6 to the consolidated financial statements, the Company determines their professional liability accrual by evaluating historical experience, trends, loss reserves, and actuarial studies. As of December 31, 2023, the Company recorded professional liability reserves totaling $44,652 thousand.
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
Fair value of certain intangible assets acquired in the acquisition of MSDR
As discussed in Note 2 to the consolidated financial statements, on November 30, 2023, the Company acquired MSI Systems Corp. and DrWanted.com LLC (MSDR) for an initial purchase price of $292,818 thousand. In connection with the acquisition, the preliminary allocation of the purchase price included $92,000 thousand of identified intangible assets, including customer relationships of $54,300 thousand and tradenames/trademarks of $26,400 thousand.
We identified the evaluation of the acquisition-date fair value of the customer relationships and tradenames/trademarks intangible assets acquired in the MSDR acquisition as a critical audit matter. A high degree of subjective auditor judgment, including the involvement of valuation professionals with specialized skills and knowledge, was required in evaluating the assumptions used in the valuation models for the customer relationships and tradenames/trademarks intangible assets. The estimated fair values for these intangible assets were sensitive to reasonably possible changes to the following key assumptions for which there was limited market information:
•forecasted revenue growth rates used for the customer relationships and tradenames/trademarks
•tradename/trademark royalty rates used for the tradenames/trademarks
•forecasted annual customer attrition rates used for the customer relationships
•forecasted expenses used for the customer relationships
•discount rate used for the customer relationships and tradenames/trademarks.

The following are the primary audit procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the key assumptions. We compared the forecasted revenue growth rates to those of MSDR’s peers, industry reports, and historical actual results for MSDR. We compared forecasted expenses to those of MSDR’s peers and to historical actual results for MSDR. We compared the forecasted annual customer attrition rates to the attrition rates used in previous acquisitions and to historical attrition experienced by MSDR. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s tradenames/trademarks royalty rate assumptions by comparing them to licensing transactions for similar intellectual property
•evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable peers
•developing an estimate of the acquisition-date fair value of the intangible assets using the Company’s cash flow forecast and an independently developed discount rate and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 22, 2024

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,935	$64,524
Accounts receivable, net of allowances of $32,233 and $31,910 at December 31, 2023 and 2022, respectively	623,488	675,650
Accounts receivable, subcontractor	117,703	268,726
Prepaid expenses	21,889	18,708
Other current assets	45,670	66,037
Total current assets	841,685	1,093,645
Restricted cash, cash equivalents and investments	68,845	61,218
Fixed assets, net of accumulated depreciation of $285,081 and $227,617 at December 31, 2023 and 2022, respectively	191,385	149,276
Other assets	236,796	172,016
Goodwill	1,111,549	935,364
Intangible assets, net of accumulated amortization of $442,052 and $361,327 at December 31, 2023 and 2022, respectively	474,134	476,832
Total assets	$2,924,394	$2,888,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$343,847	$476,452
Accrued compensation and benefits	278,536	333,244
Other current liabilities	33,738	48,237
Total current liabilities	656,121	857,933
Revolving credit facility	460,000	—
Notes payable, net of unamortized fees and premium	844,688	843,505
Deferred income taxes, net	23,350	22,713
Other long-term liabilities	108,979	120,566
Total liabilities	2,093,138	1,844,717
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,423 issued and 37,810 outstanding at December 31, 2023 and 50,109 issued and 41,879 outstanding at December 31, 2022	504	501
Additional paid-in capital	506,543	501,674
Treasury stock, at cost; 12,613 and 8,230 shares at December 31, 2023 and 2022, respectively	(1,127,043)	(698,598)
Retained earnings	1,451,675	1,240,996
Accumulated other comprehensive loss	(423)	(939)
Total stockholders’ equity	831,256	1,043,634
Total liabilities and stockholders’ equity	$2,924,394	$2,888,351
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue	$3,789,254	$5,243,242	$3,984,235
Cost of revenue	2,539,673	3,526,558	2,674,634
Gross profit	1,249,581	1,716,684	1,309,601
Operating expenses:
Selling, general and administrative	756,238	936,576	730,451
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	154,914	133,007	101,152
Total operating expenses	911,152	1,069,583	831,603
Income from operations	338,429	647,101	477,998
Interest expense, net, and other	54,140	40,398	34,077
Income before income taxes	284,289	606,703	443,921
Income tax expense	73,610	162,653	116,533
Net income	$210,679	$444,050	$327,388

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	516	(644)	(335)
Other comprehensive income (loss)	516	(644)	(335)

Comprehensive income	$211,195	$443,406	$327,053

Net income per common share:
Basic	$5.38	$9.96	$6.87
Diluted	$5.36	$9.90	$6.81
Weighted average common shares outstanding:
Basic	39,173	44,591	47,685
Diluted	39,341	44,870	48,045

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2020	49,614	$496	$468,726	(2,561)	$(119,143)	$469,558	$40	$819,677
Repurchase of common stock	—	—	—	(25)	(2,688)	—	—	(2,688)
Equity awards vested, net of shares withheld for taxes	235	2	(7,234)	—	—	—	—	(7,232)
Share-based compensation	—	—	25,217	—	—	—	—	25,217
Comprehensive income (loss)	—	—	—	—	—	327,388	(335)	327,053
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock	—	—	—	(5,644)	(576,767)	—	—	(576,767)
Equity awards vested, net of shares withheld for taxes	260	3	(15,101)	—	—	—	—	(15,098)
Share-based compensation	—	—	30,066	—	—	—	—	30,066
Comprehensive income (loss)	—	—	—	—	—	444,050	(644)	443,406
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(4,383)	(428,445)	—	—	(428,445)
Equity awards vested, net of shares withheld for taxes	314	3	(13,151)	—	—	—	—	(13,148)
Share-based compensation	—	—	18,020	—	—	—	—	18,020
Comprehensive income	—	—	—	—	—	210,679	516	211,195
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$210,679	$444,050	$327,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	160,927	137,111	103,697
Non-cash interest expense and other	8,821	5,330	(4,067)
Write-off of fees on credit facilities and senior notes	—	—	158
Change in fair value of contingent consideration liabilities	2,430	(2,930)	—
Increase in allowance for credit losses and sales credits	23,913	57,999	6,263
Provision for deferred income taxes	(12,933)	(24,615)	(16,287)
Share-based compensation	18,020	30,066	25,217
Net loss (gain) on deferred compensation balances	465	(526)	20
Loss on disposal or impairment of long-lived assets	8,053	1,560	2,707
Net loss (gain) on investments in available-for-sale securities	302	749	(52)
Non-cash lease expense	1,619	5,497	3,806
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	70,033	57,921	(419,533)
Accounts receivable, subcontractor	151,023	(29,007)	(165,734)
Income taxes receivable	3,793	(8,875)	6,591
Prepaid expenses	(1,542)	53,806	(58,788)
Other current assets	4,197	17,775	(21,999)
Other assets	(3,177)	210	3,262
Accounts payable and accrued expenses	(183,517)	48,782	256,118
Accrued compensation and benefits	(80,135)	(10,506)	129,235
Other liabilities	(10,248)	(126,566)	122,685
Deferred revenue	(558)	(4,098)	4,320
Restricted investments balance	—	—	349
Net cash provided by operating activities	372,165	653,733	305,356
Cash flows from investing activities:
Purchase and development of fixed assets	(103,687)	(75,831)	(53,573)
Purchase of investments	—	(13,152)	(60,719)
Proceeds from sale and maturity of investments	9,894	14,384	57,660
Purchase of equity investment	—	—	(500)
Proceeds from sale of equity investment	77	68	78
Payments to fund deferred compensation plan	(24,902)	(21,518)	(7,565)
Cash paid for initial direct costs	—	—	(1,429)
Cash paid for acquisitions, net of cash and restricted cash received	(292,175)	(69,570)	(41,264)
Cash paid for other intangibles	(1,700)	(5,091)	(90)
Net cash used in investing activities	(412,493)	(170,710)	(107,402)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Payments on term loans	—	—	(21,875)
Payments on revolving credit facility	(355,000)	—	(70,000)
Proceeds from revolving credit facility	815,000	—	70,000
Payments on loans payable	(300)	—	—
Repurchase of common stock (1)	(424,744)	(576,767)	(2,688)
Payment of financing costs	(3,579)	—	—
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	(7,500)	—	(3,100)
Cash paid for shares withheld for taxes	(13,148)	(15,098)	(7,232)
Net cash provided by (used in) financing activities	10,729	(591,865)	(34,895)
Effect of exchange rate changes on cash	—	—	(335)
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,599)	(108,842)	162,724
Cash, cash equivalents and restricted cash at beginning of year	137,872	246,714	83,990
Cash, cash equivalents and restricted cash at end of year	$108,273	$137,872	$246,714

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,311	$13,337	$39,865
Cash paid for interest (net of $1,229, $703 and $349 capitalized in 2023, 2022 and 2021, respectively)	$48,101	$37,518	$38,085
Cash paid for income taxes	$78,256	$213,807	$106,379
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$48,941	$2,604	$1,906
Goodwill	175,770	42,990	27,193
Intangible assets	92,000	40,200	12,440
Liabilities assumed	(24,536)	(8,224)	(275)
Contingent consideration liabilities	—	(8,000)	—
Net cash paid for acquisitions	$292,175	$69,570	$41,264
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$8,130	$5,643	$3,719
Excise tax payable on share repurchases	$3,701	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$36,560	$5,680	$2,672
(1) The difference between the amount reported for the year ended December 31, 2023 and the corresponding amount presented in the consolidated statements of stockholders’ equity is due to accrued excise tax payable on share repurchases which is recorded within treasury stock.

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021
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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds, and other highly liquid investments. See Note (3), “Fair Value Measurement” for additional information.

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

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$32,935	$64,524
Restricted cash and cash equivalents (included in other current assets)	22,056	37,225
Restricted cash, cash equivalents and investments	68,845	61,218
Total cash, cash equivalents and restricted cash and investments	123,836	162,967
Less restricted investments	(15,563)	(25,095)
Total cash, cash equivalents and restricted cash	$108,273	$137,872
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

(g) Leases

The Company recognizes operating lease right-of-use assets and liabilities at commencement date based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet in accordance with the short-term lease recognition exemption. The Company applies the practical expedient to not separate lease and non-lease components for all leases that qualify. The rates implicit in the Company’s lease arrangements are generally not readily determinable and as such, the Company uses its incremental borrowing rate as the discount rate to measure its lease liabilities. The incremental borrowing rate is determined for each operating lease based on the Company’s borrowing capabilities over a similar term of the lease arrangement, which is estimated by utilizing the Company’s credit rating and the effects of full collateralization. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets are included in other assets, and operating lease liabilities are included in other current liabilities and other long-term liabilities in the consolidated balance sheets.

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

The Company maintains an accrual for workers’ compensation, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The expense relating to healthcare professionals is included in cost of revenue, while the expense relating to corporate employees is included in the selling, general and administrative expenses in the consolidated statement of comprehensive income. The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and historical claims data, as well as industry data, to determine the appropriate reserve for both reported claims and IBNR claims for each policy year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study.

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
The following table provides a reconciliation of activity in the allowance for expected credit losses for accounts receivable:

	2023	2022
Balance as of January 1,	$31,910	$6,838
Provision for expected credit losses	5,544	27,622
Amounts written off charged against the allowance	(5,221)	(2,550)
Balance as of December 31,	$32,233	$31,910
The increase in the provision for expected credit losses for the year ended December 31, 2022 was primarily the result of developments that raised concern with a specific customer’s ability to meet its financial obligations, and uncertainty regarding the collectability of cash flows from other customers due primarily to the macroeconomic outlook.
(m) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 17%, 18% and 17% of the consolidated revenue of the Company for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances with high-credit quality and federally insured institutions. However, cash equivalents and restricted cash equivalents and investment balances may be invested in non-federally insured money market funds, commercial paper and corporate bonds. As of December 31, 2023 and 2022, there were $123,836 and $162,967, respectively, of cash, cash equivalents and restricted cash, cash equivalents and investments, a portion of which was invested in non-federally insured money market funds, commercial paper and corporate bonds. See Note (3), “Fair Value Measurement,” for additional information.

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

(p) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which typically is the vesting period, except for awards granted to retirement-eligible employees, which are expensed on an accelerated basis. Restricted stock units (“RSUs”) typically vest over a three-year period. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain performance conditions dependent on defined targets of the Company’s adjusted EBITDA, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 175% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions. Share-based compensation cost for purchase rights granted under the Company’s employee stock purchase plan is measured using the Black-Scholes model and the related employee contributions are included in accrued compensation and benefits in the consolidated balance sheets. See Note (11), “Share-Based Compensation,” for additional information.

(q) Net Income per Common Share
Share-based awards to purchase 88, 19 and 33 shares of common stock for the years ended December 31, 2023, 2022 and 2021, respectively, were not included in the calculation of diluted net income per common share because the effect of these instruments was anti-dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2023, 2022 and 2021, respectively:

	Years Ended December 31,
	2023	2022	2021
Net income	$210,679	$444,050	$327,388

Net income per common share - basic	$5.38	$9.96	$6.87
Net income per common share - diluted	$5.36	$9.90	$6.81

Weighted average common shares outstanding - basic	39,173	44,591	47,685
Plus dilutive effect of potential common shares	168	279	360
Weighted average common shares outstanding - diluted	39,341	44,870	48,045

(r) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse and allied permanent placement, and allied staffing (including revenue cycle solutions) businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems (“VMS”), workforce optimization, and outsourced solutions businesses.
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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Years Ended December 31,
	2023	2022	2021
Revenue
Nurse and allied solutions	$2,624,509	$3,982,453	$2,990,103
Physician and leadership solutions	669,701	697,946	594,243
Technology and workforce solutions	495,044	562,843	399,889
	$3,789,254	$5,243,242	$3,984,235
Segment operating income
Nurse and allied solutions	$362,158	$576,226	$461,311
Physician and leadership solutions	94,966	92,331	81,439
Technology and workforce solutions	214,736	299,390	187,578
	671,860	967,947	730,328
Unallocated corporate overhead	154,484	153,669	123,416
Depreciation and amortization	154,914	133,007	101,152
Depreciation (included in cost of revenue)	6,013	4,104	2,545
Share-based compensation	18,020	30,066	25,217
Interest expense, net, and other	54,140	40,398	34,077
Income before income taxes	$284,289	$606,703	$443,921

The following tables present the Company’s revenue disaggregated by service type:

	Year Ended December 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,806,653	$—	$—	$1,806,653
Labor disruption services	13,303	—	—	13,303
Local staffing	76,553	—	—	76,553
Allied staffing	709,632	—	—	709,632
Locum tenens staffing	—	464,797	—	464,797
Interim leadership staffing	—	136,953	—	136,953
Temporary staffing	2,606,141	601,750	—	3,207,891
Permanent placement	18,368	67,951	—	86,319
Language services	—	—	260,121	260,121
Vendor management systems	—	—	169,370	169,370
Other technologies	—	—	24,222	24,222
Technology-enabled services	—	—	453,713	453,713
Talent planning and acquisition	—	—	41,331	41,331
Total revenue	$2,624,509	$669,701	$495,044	$3,789,254

	Year Ended December 31, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,912,677	$—	$—	$2,912,677
Labor disruption services	112,160	—	—	112,160
Local staffing	142,724	—	—	142,724
Allied staffing	806,491	—	—	806,491
Locum tenens staffing	—	428,133	—	428,133
Interim leadership staffing	—	184,819	—	184,819
Temporary staffing	3,974,052	612,952	—	4,587,004
Permanent placement	8,401	84,994	—	93,395
Language services	—	—	216,120	216,120
Vendor management systems	—	—	265,525	265,525
Other technologies	—	—	29,553	29,553
Technology-enabled services	—	—	511,198	511,198
Talent planning and acquisition	—	—	51,645	51,645
Total revenue	$3,982,453	$697,946	$562,843	$5,243,242

	Year Ended December 31, 2021
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,168,507	$—	$—	$2,168,507
Labor disruption services	110,520	—	—	110,520
Local staffing	124,977	—	—	124,977
Allied staffing	586,099	—	—	586,099
Locum tenens staffing	—	352,650	—	352,650
Interim leadership staffing	—	170,236	—	170,236
Temporary staffing	2,990,103	522,886	—	3,512,989
Permanent placement	—	71,357	—	71,357
Language services	—	—	180,891	180,891
Vendor management systems	—	—	148,532	148,532
Other technologies	—	—	29,043	29,043
Technology-enabled services	—	—	358,466	358,466
Talent planning and acquisition	—	—	41,423	41,423
Total revenue	$2,990,103	$594,243	$399,889	$3,984,235

(s) Reclassifications

To conform to the current year presentation, certain reclassifications have been made to prior year balances in the consolidated balance sheets and accompanying Note (6), “Balance Sheet Details.”

(t) Recently Adopted Accounting Pronouncements

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

(2) Acquisitions
The Company accounted for each acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2023. The allocations will continue to be updated through the measurement period, if necessary. The goodwill recognized for these acquisitions is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income. For each acquisition, the Company did not incur any material acquisition-related costs.
MSDR Acquisition
On November 30, 2023, the Company completed its acquisition of MSI Systems Corp. and DrWanted.com LLC (together, “MSDR”), two healthcare staffing companies that specialize in locum tenens and advanced practice. The initial purchase price of $292,818 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded through borrowings under the Company’s $750,000 secured revolving credit facility (the “Senior Credit Facility”), provided for under the Amended Credit Agreement (as defined in Note (8) below). The results of MSDR have been included in the Company’s physician and leadership solutions segment since the date of acquisition.
The preliminary allocation of the $292,818 purchase price consisted of (1) $49,584 of fair value of tangible assets acquired, which included $643 cash received, (2) $24,536 of liabilities assumed, (3) $92,000 of identified intangible assets, and (4) $175,770 of goodwill, of which $88,961 is deductible for tax purposes. The provisional items include the final working capital settlement and the assessment of additional information to finalize the measurement of certain assets acquired and liabilities assumed, which primarily consist of income tax matters, operating leases, accrued expenses and insurance reserves. The intangible assets acquired have a weighted average useful life of approximately seven years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

	Fair Value	Useful Life
		(in years)
Identifiable intangible assets
Customer relationships	$54,300	7 - 10
Tradenames and trademarks	26,400	3
Staffing databases	11,300	5
	$92,000

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
	$40,200
Synzi and SnapMD Acquisition
On April 7, 2021, the Company completed its acquisition of Synzi Holdings, Inc. (“Synzi”) and its wholly-owned subsidiary, SnapMD, LLC (“SnapMD”). Synzi is a virtual care communication platform that enables organizations to conduct virtual visits and use secure messaging, text, and email for clinician-to-patient and clinician-to-clinician communications. SnapMD is a full-service virtual care management company, specializing in providing software to enable healthcare providers to better engage with their patients. The initial purchase price of $42,240 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded primarily through borrowings under the Senior Credit Facility. The results of Synzi and SnapMD have been included in the Company’s technology and workforce solutions segment since the date of acquisition. During the second quarter of 2021, $92 was returned to the Company in respect of the final working capital settlement.
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
In the fourth quarter of 2023, the Company determined that it will wind down the operations of Synzi and SnapMD during 2024. As a result of this decision, the Company recorded an immaterial impairment charge to reduce the carrying value of intangible assets and shortened their remaining useful lives. The wind down is not expected to have a material effect on the Company’s consolidated financial statements.

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

	As of December 31, 2023	As of December 31, 2022
Commercial paper	$48,206	$31,536
Corporate bonds	—	—
Total classified as restricted cash equivalents	$48,206	$31,536
Commercial paper	$—	$—
Corporate bonds	15,563	25,095
Total classified as restricted investments	$15,563	$25,095

The fair value of our available-for-sale securities as of December 31, 2023, by remaining contractual maturities, are presented in the following table:

Fair Value
Due in one year or less	$5,635
Due after one year through five years	9,928
$15,563

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

The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2023				Fair Value Measurements as of December 31, 2022
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$—	$—	$—	$—	$36,895	$—	$—	$36,895
Deferred compensation	(165,574)	—	—	(165,574)	(128,465)	—	—	(128,465)
Corporate bonds	—	15,563	—	15,563	—	25,095	—	25,095
Commercial paper	—	48,206	—	48,206	—	31,536	—	31,536
Acquisition contingent consideration liabilities	—	—	—	—	—	—	(5,070)	(5,070)

Assets Measured on a Non-Recurring Basis

The Company applies fair value techniques on a non-recurring basis associated with valuing identifiable intangible assets acquired through acquisitions and potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity investments.

The fair value of identifiable intangible assets are determined using either the income approach (the relief-from-royalty method, multi-period excess earnings method or with-and-without method) or the cost approach (replacement cost method). These valuation approaches use a combination of assumptions, including Level 3 inputs, such as (i) forecasted revenue, growth rates and customer attrition rates, (ii) forecasted operating expenses and profit margins, and (iii) royalty rates and discount rates used to present value the forecasted cash flows.
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the consolidated statements of comprehensive income. The balance of the equity investment was $12,503 and $19,204 as of December 31, 2023 and 2022, respectively.

There were no material impairment charges recorded during the years ended December 31, 2023, 2022 and 2021.
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

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$468,750	$500,000	$460,000
2029 Notes	350,000	314,125	350,000	300,125

The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets
As of December 31, 2023 and 2022, the Company had the following acquired intangible assets:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$52,336	$(33,398)	$18,938	$41,036	$(24,784)	$16,252
Customer relationships	532,048	(210,606)	321,442	478,122	(179,795)	298,327
Tradenames and trademarks	284,488	(161,656)	122,832	260,140	(121,576)	138,564
Non-compete agreements	9,399	(6,727)	2,672	7,555	(6,035)	1,520
Acquired technology	37,915	(29,665)	8,250	51,306	(29,137)	22,169
	$916,186	$(442,052)	$474,134	$838,159	$(361,327)	$476,832

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

Aggregate amortization expense for intangible assets was $89,756 and $83,078 for the years ended December 31, 2023 and 2022, respectively. Based on the net carrying amount of intangible assets subject to amortization, the estimated future amortization expense as of December 31, 2023 is as follows:

Amount
Year ending December 31, 2024	$92,766
Year ending December 31, 2025	75,637
Year ending December 31, 2026	67,111
Year ending December 31, 2027	56,070
Year ending December 31, 2028	35,891
Thereafter	146,659
$474,134

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2022	$339,015	$152,800	$400,526	$892,341
Goodwill adjustment for Synzi and SnapMD acquisition	—	—	33	33
Goodwill from Connetics acquisition	42,990	—	—	42,990
Balance, December 31, 2022	382,005	152,800	400,559	935,364
Goodwill adjustment for Connetics acquisition	415	—	—	415
Goodwill from MSDR acquisition	—	175,770	—	175,770
Balance, December 31, 2023	$382,420	$328,570	$400,559	$1,111,549
Accumulated impairment loss as of December 31, 2022 and 2023	$154,444	$60,495	$—	$214,939

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

During 2021, the Company entered into an arrangement to terminate the lease agreement (as amended to date) for its office space in San Diego. The termination will occur in two phases: the first phase terminated the Company’s right to use certain floors effective February 28, 2022 and the second phase reduced the remaining lease term to December 31, 2024 from its original termination date of July 31, 2027. As a result of the arrangement, which was accounted for as a modification, the Company paid a termination fee of $17,000, remeasured the lease liability using its incremental borrowing rate as the discount rate, and recorded decreases to its operating lease liabilities and right-of-use assets of $27,340 during 2021. Prior to the modification, the total remaining lease payments for this office lease were $62,487. Under the modified lease terms, the total remaining lease payments (excluding the termination fee paid during the third quarter of 2021) were $9,564 as of the modification date.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$9,610	$16,439	$23,495
Short-term lease cost	3,738	5,787	6,056
Variable and other lease cost	2,789	3,129	2,485
Net lease cost	$16,137	$25,355	$32,036

The maturities of lease liabilities as of December 31, 2023 were as follows:

Operating Leases
Year ending December 31, 2024	$10,584
Year ending December 31, 2025	8,150
Year ending December 31, 2026	6,437
Year ending December 31, 2027	6,494
Year ending December 31, 2028	6,665
Thereafter	16,765
Total lease payments	55,095
Less imputed interest	(9,499)
Present value of lease liabilities	$45,596

The weighted average remaining lease term and discount rate as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term	7 years	2 years
Weighted average discount rate	5.3%	3.1%

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows:

	December 31,
	2023	2022
Other current assets:
Restricted cash and cash equivalents	$22,056	$37,225
Income taxes receivable	5,350	8,875
Other	18,264	19,937
Other current assets	$45,670	$66,037

Fixed assets:
Furniture and equipment	$71,815	$51,408
Software	388,812	323,418
Leasehold improvements	15,839	2,067
	476,466	376,893
Accumulated depreciation	(285,081)	(227,617)
Fixed assets, net	$191,385	$149,276

Other assets:
Life insurance cash surrender value	$162,780	$117,139
Operating lease right-of-use assets	34,543	16,266
Other	39,473	38,611
Other assets	$236,796	$172,016

Accounts payable and accrued expenses:
Trade accounts payable	$54,128	$78,057
Subcontractor payable	122,983	295,259
Accrued expenses	82,257	73,885
Loss contingencies	69,837	14,638
Professional liability reserve	7,761	7,756
Other	6,881	6,857
Accounts payable and accrued expenses	$343,847	$476,452

Accrued compensation and benefits:
Accrued payroll	$53,633	$63,857
Accrued bonuses and commissions	31,236	96,760
ESPP contributions	950	—
Workers compensation reserve	12,130	12,113
Deferred compensation	165,574	128,465
Other	15,013	32,049
Accrued compensation and benefits	$278,536	$333,244

	December 31,
	2023	2022
Other current liabilities:
Deferred revenue	$11,303	$11,825
Acquisition related liabilities	—	5,070
Client deposits	8,707	21,466
Operating lease liabilities	7,993	8,090
Other	5,735	1,786
Other current liabilities	$33,738	$48,237

Other long-term liabilities:
Workers compensation reserve	$21,169	$23,841
Professional liability reserve	36,891	36,214
Operating lease liabilities	37,603	9,360
Other	13,316	51,151
Other long-term liabilities	$108,979	$120,566

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	Years Ended December 31,
	2023	2022	2021
Current income taxes:
Federal	$65,877	$145,217	$98,795
State	20,666	42,051	34,025
Total	86,543	187,268	132,820
Deferred income taxes:
Federal	(10,203)	(20,173)	(12,992)
State	(2,730)	(4,442)	(3,295)
Total	(12,933)	(24,615)	(16,287)
Provision for income taxes from operations	$73,610	$162,653	$116,533
Certain reclassifications have been made to the prior years’ presentation of income tax expense in the table below in order to conform to the current year presentation. There is no change to the prior years’ income tax expense from operations. The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2023, 2022 and 2021 to pretax income from operations because of the effect of the following items during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Tax expense at federal statutory rate	$59,701	$127,390	$93,223
State taxes, net of federal benefit	14,170	29,711	23,990
Non-deductible expenses	3,010	—	—
Share-based compensation	(944)	(2,383)	(1,460)
Unrecognized tax benefit	1,957	3,245	(680)
Company-owned life insurance policies	(4,428)	4,094	(1,968)
Tax credits	(3,172)	(2,741)	(551)
Other, net	3,316	3,337	3,979
Income tax expense from operations	$73,610	$162,653	$116,533

Certain reclassifications have been made to the prior year’s presentation of deferred tax assets in the table below in order to conform to the current year presentation. There is no change to the prior year total deferred tax assets. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Share-based compensation	$5,461	$7,556
Deferred compensation	41,976	32,962
Accrued bonus	2,585	22,437
Accrued expenses	11,426	14,452
Operating lease liabilities	11,296	4,532
Net operating losses	4,809	5,803
Loss contingencies	813	10,857
Workers compensation insurance	5,997	6,661
Professional services expenses	16,242	419
Provision for expected credit losses	9,161	9,074
Sales credits	6,896	6,233
Other	1,516	3,749
Total deferred tax assets	$118,178	$124,735
Deferred tax liabilities:
Intangible assets	$(111,590)	$(114,967)
Fixed assets	(14,947)	(21,739)
Operating lease right-of-use assets	(8,539)	(4,228)
Other	(6,452)	(6,514)
Total deferred tax liabilities	$(141,528)	$(147,448)
Net deferred tax liabilities	$(23,350)	$(22,713)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2023 is $22,310, which begins to expire by 2030. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2023 is $1,616, which begins to expire by 2036.
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Beginning balance of unrecognized tax benefits	$6,980	$4,067	$4,916
Additions based on tax positions related to the current year	1,873	1,464	504
Additions based on tax positions of prior years	491	1,966	—
Reductions for tax positions of prior years	—	—	(301)
Reductions due to lapse of applicable statute of limitation	(655)	(517)	(1,052)
Ending balance of unrecognized tax benefits	$8,689	$6,980	$4,067

At December 31, 2023, if recognized, approximately $9,138 net of $1,495 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $1,942, $1,390 and $564 of accrued interest related to unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively. The amount of interest expense recognized in 2023, 2022 and 2021 was $552, $826 and $34, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2023, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2020.

The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

CARES Act

Pursuant to the business tax provisions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company deferred payment of the employer’s share of payroll taxes of $48,452. Approximately half of such taxes was paid during the fourth quarter of 2021 and the remaining balance was paid during the fourth quarter of 2022.

(8) Notes Payable and Credit Agreement

(a) The Company’s Credit Agreement and Revolving Credit Facility
On February 10, 2023, the Company entered into the third amendment to its credit agreement (the “Third Amendment”). The Third Amendment (together with the credit agreement, the first amendment and the second amendment, collectively, the “Amended Credit Agreement”) provides for, among other things, the following: (i) an extension of the maturity date of the Senior Credit Facility to February 10, 2028, (ii) an increase to the Senior Credit Facility from $400,000 to $750,000, and (iii) a transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”)-based interest rate. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company.
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

(d) Debt Balances

Outstanding debt balances as of December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Senior Credit Facility	$460,000	$—
2027 Notes	500,000	500,000
2029 Notes	350,000	350,000
Total debt outstanding	1,310,000	850,000
Less unamortized fees and premium	(5,312)	(6,495)
Long-term portion of notes payable	$1,304,688	$843,505
At December 31, 2023, with $20,758 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $269,242 of available credit under the Senior Credit Facility. The interest rate for the outstanding borrowings under the Senior Credit Facility was 6.7% on a SOFR basis as of December 31, 2023.
(e) Letters of Credit

At December 31, 2023, the Company maintained outstanding standby letters of credit totaling $21,312 as collateral in relation to its workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21,312 outstanding letters of credit, the Company has collateralized $554 in cash and cash equivalents and the remaining $20,758 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2022 totaled $21,962.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. A discretionary matching contribution is determined by the Company each year. Employer contribution expenses incurred under the AMN Plan were $5,673, $31,409 and $13,157 for the years ended December 31, 2023, 2022 and 2021, respectively. Employer contribution expenses for the year ended December 31, 2022 include one-time contributions and a temporary increase to the discretionary matching contribution for a portion of the year.

The Company has a deferred compensation plan for certain executives and employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their variable compensation and 100% of their vested RSUs or vested PRSUs. A discretionary matching contribution is determined by the Company each year. Employer contributions under the Plan were $10,822, $18,023 and $8,951 for the years ended December 31, 2023, 2022 and 2021, respectively. Employer contribution expenses for the year ended December 31, 2022 include one-time contributions and a temporary increase to the discretionary matching contribution for a portion of the year.. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and employees. The cash surrender value of these policies was $162,780 and $117,139 at December 31, 2023 and 2022, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2023 and 2022, no shares of preferred stock were outstanding.

(b) Treasury Stock

On November 1, 2016, the Company’s board of directors approved a share repurchase program under which the Company may repurchase up to $150,000 of its outstanding common stock. On November 10, 2021, February 17, 2022 and June 15, 2022 the Company announced increases to the share repurchase program totaling $700,000. Additionally, on February 16, 2023, the Company announced an increase of $500,000 for a total of $1,350,000 of repurchase authorization, of which $226,658 remained on the repurchase program as of December 31, 2023. The amount and timing of the purchases will depend on a number of factors including the price of the Company’s shares, trading volume, Company performance, Company liquidity, general economic and market conditions and other factors that the Company’s management believes are relevant. The share repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

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

On May 8, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon the Company prepaid $200,000 and received an initial delivery of 1,760 shares of its common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. On August 10, 2023, the Company received a final delivery of approximately 261 additional shares of its common stock, representing the remaining 20% of the prepayment amount and final settlement of the ASR agreement. The total number of shares received and average price per share of $98.97 was based on the volume-weighted average price over the term of the ASR agreement, less an agreed upon discount. The Company recognized the shares delivered pursuant to the ASR as increases to treasury stock in the consolidated statements of stockholders’ equity during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company also repurchased 2,362 shares of its common stock through the open market at an average price of $95.13 per share excluding broker’s fees, resulting in an aggregate purchase price of $224,744 excluding the effect of excise taxes.

The total number of shares repurchased, average price per share (excluding broker’s fees), and total cost (excluding the effect of excise taxes) for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Number of shares repurchased	4,383	5,644	25
Average price per share	$96.90	$102.16	$108.97
Total cost of share repurchases	$424,744	$576,767	$2,688

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. As of December 31, 2023 and 2022, 2,264 and 2,414 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Employee Stock Purchase Plan

During 2023, the Company established the AMN Healthcare Services, Inc. Employee Stock Purchase Plan (the “ESPP”) which authorizes the issuance of up to 1,000 shares of the Company’s common stock. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions during a six-month purchase period. Shares will be purchased at 85% of the fair market value of the Company’s common stock on the offering date or the purchase date of the applicable purchase period, whichever is lower. No purchases were made and no shares were issued under the ESPP during the year ended December 31, 2023, and all of the authorized shares remained available for future issuance.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have recently consisted of RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

Additionally, the Company established the 2014 Employment Inducement Plan, which reserves for issuance 200 shares of common stock for prospective employees of the Company. As of December 31, 2023, 181 shares of common stock remained available for future grants under the 2014 Employment Inducement Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to performance conditions being achieved) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2020	717	$58.88
Granted—RSUs	290	$85.30
Granted—PRSUs (1)	186	$97.46
Vested	(280)	$56.05
Canceled/forfeited	(158)	$65.69
Unvested at December 31, 2021	755	$78.13
Granted—RSUs	200	$109.66
Granted—PRSUs (1)	190	$92.65
Vested	(405)	$72.43
Canceled/forfeited	(75)	$82.13
Unvested at December 31, 2022	665	$94.79
Granted—RSUs	196	$95.67
Granted—PRSUs (1)	176	$109.74
Vested	(349)	$89.76
Canceled/forfeited	(87)	$104.14
Unvested at December 31, 2023	601	$101.01

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2023, there was $26,499 unrecognized compensation cost related to unvested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.8 years. As of December 31, 2023 and 2022, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $44,979 and $68,348, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
Share-based employee compensation, before tax	$18,020	$30,066	$25,217
Related income tax benefits	(4,685)	(7,817)	(6,556)
Share-based employee compensation, net of tax	$13,335	$22,249	$18,661

(12) Commitments and Contingencies

From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual, representative and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company accrues for contingencies and records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class and representative actions related to wage and hour claims under California and Federal law. Specifically, among other claims in these lawsuits, it is alleged that certain expense reimbursements should be considered wages and included in the regular rate of pay for purposes of calculating overtime rates.

On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. The Company has reached an agreement to settle this matter in its entirety, which was preliminarily approved in the fourth quarter of 2023. The Company expects final approval in the second quarter of 2024. Accordingly, the Company has recorded an accrual for this matter amounting to $62,000.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2023.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired MSI Systems Corp. and DrWanted.com LLC (together, “MSDR”) (the “acquired entities”) during 2023, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, the acquired entities’ internal control over financial reporting associated with total assets of $326.3 million (of which $268.2 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues representing less than one percent of consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired MSI Systems Corp. and DrWanted.com LLC (MSDR) during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, MSI Systems Corp. and DrWanted.com LLC (MSDR)’s internal control over financial reporting associated with total assets of $326.3 million (of which $268.2 million represents goodwill and intangible assets included within the scope of the assessment) and total revenues representing less than one percent of consolidated revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MSI Systems Corp. and DrWanted.com LLC (MSDR).
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

/s/ KPMG LLP

San Diego, California
February 22, 2024

Item 9B.    Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on April 19, 2024 (the “2024 Annual Meeting Proxy Statement”) under the headings “Corporate Governance—Election of Our Directors—AMN Healthcare Board of Directors,” “Executive Compensation—Executive Compensation Disclosure,” “Security Ownership and Other Matters—Delinquent Section 16(a) Reports,” the table set forth in “Corporate Governance—Board and Committee Structure—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Board and Committee Structure—Committees of the Board.”

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, and principal accounting officer or any person performing similar functions, which we post on our website in the “Governance Documents” link located at ir.amnhealthcare.com. We intend to publish any amendment to, or waiver from, the Code of Ethics for Senior Financial Officers on our website. We will provide any person, without charge, a copy of such Code of Ethics upon written request, which may be mailed to 2999 Olympus Boulevard Suite 500, Dallas, Texas 75019, Attn: Corporate Secretary.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last disclosed information related to such procedures.

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the 2024 Annual Meeting Proxy Statement under the headings “Executive Compensation—Compensation Discussion and Analysis,” “Executive Compensation—Executive Compensation Disclosure,” “Corporate Governance—Director Compensation and Ownership Guidelines,” “Corporate Governance—Our Corporate Governance Program—Enterprise Risk Oversight,” “Corporate Governance—Board and Committee Structure—Talent and Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation—Talent and Compensation Committee Report on Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2024 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2023 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(2)	Numbers of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Plan Category
Equity compensation plans approved by security holders (4)	600,678	$—	3,264,350
Equity compensation plans not approved by security holders (5)	—	—	181,454

Total	600,678	$—	3,445,804

(1) Includes RSUs and PRSUs. As of December 31, 2023, there were no stock options or SARs outstanding.
(2) The weighted-average exercise price set forth in this table excludes the effect of RSUs and PRSUs, which have no exercise price.
(3) Includes the following:
(a) Shares available under the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”) and the 2014 Employment Inducement Plan. Each share tendered or held back upon settlement of an award to cover the tax withholding with respect to an award is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include awards that are forfeited, canceled or terminated after December 31, 2023.
(b) Shares available under the AMN Healthcare Services, Inc. Employee Stock Purchase Plan (the “ESPP”).
(4) Consists of the Equity Plan and the ESPP. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”
(5) On occasion, we have made employee award inducement equity grants to key employees outside of the Equity Plan. Although these awards were made outside of the Equity Plan, the key terms and conditions of each grant are the same in all material respects as equity awards made under the Equity Plan. Additionally, in 2014, the Board adopted the Company’s 2014 Employment Inducement Plan under which we may issue up to 200,000 shares of our common stock to prospective employees. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11), Share-Based Compensation.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2024 Annual Meeting Proxy Statement under the headings “Corporate Governance—Policies and Procedures Governing Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Nomination Process—Director Independence,” and “Corporate Governance—Board and Committee Structure—Committees of the Board.”

Item 14.    Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2024 Annual Meeting Proxy Statement under the heading “Audit Committee Matters—Ratification of the Selection of Our Independent Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

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

4.3
Indenture, dated as of October 20, 2020, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 6, 2020).

4.4	Description of Securities (Incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

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

10.4
Third Amendment to Credit Agreement, dated as of February 10th, 2023, by and among AMN Healthcare, Inc., as borrow, the guarantors party thereto, the lenders identified on the signature pages, as lenders, and Truist Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023).

10.5
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.6
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

10.8
Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.9
Lease Termination Agreement, dated as of September 9, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021).

10.10
Fourth Amendment to Office Lease, dated as of October 5, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

Exhibit Number	Description
10.11
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

10.20
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

10.22
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR)(Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.23
Form of AMN Healthcare 2017 Equity Plan Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 3, 2019).

10.24
AMN Healthcare 2017 Senior Executive Incentive Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit C of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 9, 2017).

10.25
AMN Healthcare 2022 Senior Executive Performance and Retention Bonus Plan (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

Exhibit Number	Description
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

10.28
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

10.33
Amendment to Restricted Stock Unit Agreements, dated as of May 5, 2022, between AMN Healthcare Services, Inc. and Jeffrey Knudson (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.34
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.35
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.36
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.37
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Buy-Out) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.38
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

10.40	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Management Contract or Compensatory Plan or Arrangement).*

Exhibit Number	Description
10.41	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - CEO (Management Contract or Compensatory Plan or Arrangement).*

10.42	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement).*

10.43	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement).*

10.44	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - CEO (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement).*

10.45	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement).*

10.46	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.47	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - CEO (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.48	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	AMN Healthcare Services, Inc. Compensation Recoupment Policy.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer

Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 22, 2024.

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