Form 10-Q
period 2024-03-31
AMN HEALTHCARE SERVICES INC
filed 2024-05-10
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
As of May 7, 2024, there were 37,997,167 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$50,560	$32,935
Accounts receivable, net of allowances of $31,796 and $32,233 at March 31, 2024 and December 31, 2023, respectively	578,647	623,488
Accounts receivable, subcontractor	97,516	117,703
Prepaid expenses	25,281	21,889
Other current assets	38,742	45,670
Total current assets	790,746	841,685
Restricted cash, cash equivalents and investments	71,912	68,845
Fixed assets, net of accumulated depreciation of $304,689 and $285,081 at March 31, 2024 and December 31, 2023, respectively	194,537	191,385
Other assets	252,397	236,796
Goodwill	1,114,757	1,111,549
Intangible assets, net of accumulated amortization of $466,938 and $442,052 at March 31, 2024 and December 31, 2023, respectively	449,248	474,134
Total assets	$2,873,597	$2,924,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$316,016	$343,847
Accrued compensation and benefits	280,513	278,536
Other current liabilities	27,374	33,738
Total current liabilities	623,903	656,121
Revolving credit facility	425,000	460,000
Notes payable, net of unamortized fees and premium	844,984	844,688
Deferred income taxes, net	15,472	23,350
Other long-term liabilities	110,047	108,979
Total liabilities	2,019,406	2,093,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,537 issued and 37,924 outstanding at March 31, 2024 and 50,423 issued and 37,810 outstanding at December 31, 2023	505	504
Additional paid-in capital	512,065	506,543
Treasury stock, at cost; 12,613 shares at March 31, 2024 and December 31, 2023	(1,127,043)	(1,127,043)
Retained earnings	1,469,003	1,451,675
Accumulated other comprehensive loss	(339)	(423)
Total stockholders’ equity	854,191	831,256
Total liabilities and stockholders’ equity	$2,873,597	$2,924,394

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$820,878	$1,126,223
Cost of revenue	563,372	757,377
Gross profit	257,506	368,846
Operating expenses:
Selling, general and administrative	174,842	205,599
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	42,719	37,577
Total operating expenses	217,561	243,176
Income from operations	39,945	125,670
Interest expense, net, and other	16,628	10,259
Income before income taxes	23,317	115,411
Income tax expense	5,989	31,301
Net income	$17,328	$84,110

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	84	146
Other comprehensive income	84	146

Comprehensive income	$17,412	$84,256

Net income per common share:
Basic	$0.45	$2.03
Diluted	$0.45	$2.02
Weighted average common shares outstanding:
Basic	38,114	41,378
Diluted	38,197	41,570

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(1,768)	(176,300)	—	—	(176,300)
Equity awards vested, net of shares withheld for taxes	127	1	(6,135)	—	—	—	—	(6,134)
Share-based compensation	—	—	10,318	—	—	—	—	10,318
Comprehensive income	—	—	—	—	—	84,110	146	84,256
Balance, March 31, 2023	50,236	$502	$505,857	(9,998)	$(874,898)	$1,325,106	$(793)	$955,774

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	114	1	(3,974)	—	—	—	—	(3,973)
Shares purchased under employee stock purchase plan	—	—	1,757	—	—	—	—	1,757
Share-based compensation	—	—	7,739	—	—	—	—	7,739
Comprehensive income	—	—	—	—	—	17,328	84	17,412
Balance, March 31, 2024	50,537	$505	$512,065	(12,613)	$(1,127,043)	$1,469,003	$(339)	$854,191

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$17,328	$84,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	44,517	38,834
Non-cash interest expense and other	534	505
Change in fair value of contingent consideration liabilities	—	80
Increase in allowance for credit losses and sales credits	388	25,447
Provision for deferred income taxes	(7,661)	(6,639)
Share-based compensation	7,739	10,318
Loss on disposal or impairment of long-lived assets	10	1,849
Net loss on investments in available-for-sale securities	64	81
Net loss (gain) on deferred compensation balances	(381)	41
Non-cash lease expense	(799)	(228)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	41,367	(37,376)
Accounts receivable, subcontractor	20,187	(7,929)
Income taxes receivable	5,350	8,875
Prepaid expenses	(3,392)	(7,988)
Other current assets	772	(115)
Other assets	86	221
Accounts payable and accrued expenses	(33,006)	(9,557)
Accrued compensation and benefits	(6,365)	(71,038)
Other liabilities	(5,712)	11,903
Deferred revenue	360	2,040
Net cash provided by operating activities	81,386	43,434

Cash flows from investing activities:
Purchase and development of fixed assets	(18,145)	(17,487)
Proceeds from sale and maturity of investments	1,207	2,007
Payments to fund deferred compensation plan	(4,461)	(16,951)
Net cash used in investing activities	(21,399)	(32,431)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Payments on revolving credit facility	(50,000)	(70,000)
Proceeds from revolving credit facility	15,000	210,000
Repurchase of common stock (1)	—	(174,744)
Payment of financing costs	—	(3,579)
Cash paid for shares withheld for taxes	(3,973)	(6,134)
Net cash used in financing activities	(38,973)	(44,457)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,014	(33,454)
Cash, cash equivalents and restricted cash at beginning of period	108,273	137,872
Cash, cash equivalents and restricted cash at end of period	$129,287	$104,418

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,805	$2,610
Cash paid for interest (net of $198 and $288 capitalized for the three months ended March 31, 2024 and 2023, respectively)	$7,543	$1,053
Cash paid for income taxes	$4,309	$5,404
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$12,777	$6,849
Excise tax payable on share repurchases	$—	$1,556
Right-of-use assets obtained in exchange for operating lease liabilities	$2,338	$577
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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024 (the “2023 Annual Report”).
The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, contingent liabilities such as legal accruals, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments and restricted investments with an original maturity of three months or less to be cash equivalents and restricted cash equivalents, respectively. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds and other highly liquid investments. Restricted cash and cash equivalents primarily include cash, corporate bonds and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (7), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets and related notes to the amounts presented in the accompanying condensed consolidated statements of cash flows.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$50,560	$32,935
Restricted cash and cash equivalents (included in other current assets)	21,251	22,056
Restricted cash, cash equivalents and investments	71,912	68,845
Total cash, cash equivalents and restricted cash and investments	143,723	123,836
Less restricted investments	(14,436)	(15,563)
Total cash, cash equivalents and restricted cash	$129,287	$108,273
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2024	2023
Balance as of January 1,	$32,233	$31,910
Provision for expected credit losses	4,019	6,938
Amounts written off charged against the allowance	(4,456)	(1,112)
Balance as of March 31,	$31,796	$37,736

2. ACQUISITIONS
The Company accounted for the acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on the analysis of the information that has been made available through March 31, 2024. The goodwill recognized for the acquisition is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company did not incur any material acquisition-related costs.
MSDR Acquisition
On November 30, 2023, the Company completed its acquisition of MSI Systems Corp. and DrWanted.com LLC (together, “MSDR”), two healthcare staffing companies that specialize in locum tenens and advanced practice. The initial purchase price of $292,818 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded through borrowings under the Company’s $750,000 secured revolving credit facility (the “Senior Credit Facility”). The results of MSDR have been included in the Company’s physician and leadership solutions segment since the date of acquisition.
The preliminary allocation of the $292,818 purchase price consisted of (1) $45,547 of fair value of tangible assets acquired, which included $643 cash received, (2) $23,707 of liabilities assumed, (3) $92,000 of identified intangible assets, and (4) $178,978 of goodwill, of which $92,438 is deductible for tax purposes. The provisional items include the final working capital settlement and the assessment of additional information to finalize the measurement of certain assets acquired and liabilities assumed, which primarily consist of income tax matters, operating leases and insurance reserves. The intangible assets acquired have a weighted average useful life of approximately seven years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2024	2023
Net income	$17,328	$84,110

Net income per common share - basic	$0.45	$2.03
Net income per common share - diluted	$0.45	$2.02

Weighted average common shares outstanding - basic	38,114	41,378
Plus dilutive effect of potential common shares	83	192
Weighted average common shares outstanding - diluted	38,197	41,570
The dilutive effect of potential shares primarily includes outstanding share-based awards, which consists of restricted stock units, performance restricted stock units, and obligations under the Company’s employee stock purchase plan (the “ESPP”). Share-based awards to purchase 408 and 243 shares of common stock were not included in the above calculation of diluted net income per common share for the three months ended March 31, 2024 and 2023, respectively, because the effect of these instruments was anti-dilutive.

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse and allied permanent placement, and allied staffing (including revenue cycle solutions) businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, and outsourced solutions businesses.
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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended March 31,
	2024	2023
Revenue
Nurse and allied solutions	$519,297	$824,480
Physician and leadership solutions	188,797	165,757
Technology and workforce solutions	112,784	135,986
	$820,878	$1,126,223
Segment operating income
Nurse and allied solutions	$53,342	$113,445
Physician and leadership solutions	22,222	25,100
Technology and workforce solutions	44,270	67,010
	119,834	205,555
Unallocated corporate overhead	27,633	30,733
Depreciation and amortization	42,719	37,577
Depreciation (included in cost of revenue)	1,798	1,257
Share-based compensation	7,739	10,318
Interest expense, net, and other	16,628	10,259
Income before income taxes	$23,317	$115,411

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2024	$382,420	$328,570	$400,559	$1,111,549
Goodwill adjustment for MSDR acquisition	—	3,208	—	3,208
Balance, March 31, 2024	$382,420	$331,778	$400,559	$1,114,757
Accumulated impairment loss as of December 31, 2023 and March 31, 2024	$154,444	$60,495	$—	$214,939

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended March 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$334,369	$—	$—	$334,369
Labor disruption services	28	—	—	28
Local staffing	12,498	—	—	12,498
Allied staffing	169,756	—	—	169,756
Locum tenens staffing	—	145,242	—	145,242
Interim leadership staffing	—	30,272	—	30,272
Temporary staffing	516,651	175,514	—	692,165
Permanent placement	2,646	13,283	—	15,929
Language services	—	—	71,422	71,422
Vendor management systems	—	—	29,063	29,063
Other technologies	—	—	5,828	5,828
Technology-enabled services	—	—	106,313	106,313
Talent planning and acquisition	—	—	6,471	6,471
Total revenue	$519,297	$188,797	$112,784	$820,878

	Three Months Ended March 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$592,677	$—	$—	$592,677
Labor disruption services	5,702	—	—	5,702
Local staffing	25,272	—	—	25,272
Allied staffing	196,125	—	—	196,125
Locum tenens staffing	—	106,703	—	106,703
Interim leadership staffing	—	40,242	—	40,242
Temporary staffing	819,776	146,945	—	966,721
Permanent placement	4,704	18,812	—	23,516
Language services	—	—	61,676	61,676
Vendor management systems	—	—	54,173	54,173
Other technologies	—	—	7,347	7,347
Technology-enabled services	—	—	123,196	123,196
Talent planning and acquisition	—	—	12,790	12,790
Total revenue	$824,480	$165,757	$135,986	$1,126,223

6. NOTES PAYABLE AND CREDIT AGREEMENT
On February 10, 2023, the Company entered into the third amendment to its credit agreement (the “Third Amendment”). The Third Amendment provides for, among other things, the following: (i) an extension of the maturity date of the Senior Credit Facility to February 10, 2028, (ii) an increase of the Senior Credit Facility from $400,000 to $750,000, and (iii) a transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”)-based interest rate. Additional information regarding the Senior Credit Facility and the amended credit agreement is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2023 Annual Report.

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2023 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2024.
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

	As of March 31, 2024	As of December 31, 2023
Commercial paper	$48,247	$48,206
Corporate bonds	—	—
Total classified as restricted cash equivalents	$48,247	$48,206
Commercial paper	$—	$—
Corporate bonds	14,436	15,563
Total classified as restricted investments	$14,436	$15,563
The Company’s contingent consideration liabilities associated with acquisitions are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income. There were no contingent consideration liabilities outstanding as of both March 31, 2024 and December 31, 2023.
The following table presents information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2024				Fair Value Measurements as of December 31, 2023
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation	$(178,412)	$—	$—	$(178,412)	$(165,574)	$—	$—	$(165,574)
Corporate bonds	—	14,436	—	14,436	—	15,563	—	15,563
Commercial paper	—	48,247	—	48,247	—	48,206	—	48,206

Assets Measured on a Non-Recurring Basis
The Company applies fair value techniques on a non-recurring basis associated with identifiable intangible assets acquired through acquisitions and valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity investments.
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $12,503 as of both March 31, 2024 and December 31, 2023.
There were no material impairment charges recorded during the three months ended March 31, 2024 and 2023.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.625% senior notes due 2027 (the “2027 Notes”) and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes and the 2029 Notes are presented in the following table. See additional information regarding the 2027 Notes and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2023 Annual Report.

	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$473,750	$500,000	$468,750
2029 Notes	350,000	313,250	350,000	314,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2024, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2020.
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
On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. The Company has reached an agreement to settle this matter in its entirety, which was preliminarily approved in the fourth quarter of 2023. The Company expects final approval at the end of the second quarter of 2024. Accordingly, the Company has recorded an accrual for this matter amounting to $62,000.
The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2024	December 31, 2023
Other current assets:
Restricted cash and cash equivalents	$21,251	$22,056
Income taxes receivable	—	5,350
Other	17,491	18,264
Other current assets	$38,742	$45,670

Fixed assets:
Furniture and equipment	$75,686	$71,815
Software	407,298	388,812
Leasehold improvements	16,242	15,839
	499,226	476,466
Accumulated depreciation	(304,689)	(285,081)
Fixed assets, net	$194,537	$191,385

Other assets:
Life insurance cash surrender value	$177,403	$162,780
Operating lease right-of-use assets	35,397	34,543
Other	39,597	39,473
Other assets	$252,397	$236,796

Accounts payable and accrued expenses:
Trade accounts payable	$48,238	$54,128
Subcontractor payable	94,889	122,983
Accrued expenses	86,766	82,257
Loss contingencies	70,820	69,837
Professional liability reserve	7,625	7,761
Other	7,678	6,881
Accounts payable and accrued expenses	$316,016	$343,847

Accrued compensation and benefits:
Accrued payroll	$59,052	$53,633
Accrued bonuses and commissions	21,595	31,236
ESPP contributions	72	950
Workers compensation reserve	10,931	12,130
Deferred compensation	178,412	165,574
Other	10,451	15,013
Accrued compensation and benefits	$280,513	$278,536

Other current liabilities:
Income taxes payable	$3,790	$—
Client deposits	833	8,707
Operating lease liabilities	6,633	7,993
Deferred revenue	11,681	11,303
Other	4,437	5,735
Other current liabilities	$27,374	$33,738

Other long-term liabilities:
Workers compensation reserve	$20,739	$21,169
Professional liability reserve	37,400	36,891
Operating lease liabilities	39,019	37,603
Other	12,889	13,316
Other long-term liabilities	$110,047	$108,979

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. The Company helps providers optimize their workforce to reduce complexity and increase efficiency. The Company’s total talent solutions include managed services programs, clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems, recruitment process outsourcing, predictive modeling, language services, revenue cycle solutions, and other services. Clients include acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools and many other healthcare settings.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended March 31, 2024, we recorded revenue of $820.9 million, as compared to $1,126.2 million for the same period last year.
Nurse and allied solutions segment revenue comprised 63% and 73% of total consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive managed services solution in which we manage and staff all the temporary and permanent nursing and allied staffing needs of a client. We also provide revenue cycle solutions, which include skilled labor solutions for remote medical coding, clinical documentation improvement, case management, and clinical data registry, and provide auditing and advisory services. A majority of our placements in this segment are under our managed services solution, however, we also provide traditional direct nurse and allied healthcare staffing solutions of variable assignment lengths.
Physician and leadership solutions segment revenue comprised 23% and 15% of total consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year.
Technology and workforce solutions segment revenue comprised 14% and 12% of total consolidated revenue for both of the three months ended March 31, 2024 and 2023, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
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
Recent Trends
From late 2020 through most of 2022, the COVID-19 pandemic resulted in historically high demand for and utilization of our nurses, allied healthcare professionals and vendor-neutral VMS technologies supporting the placement of these professionals. Since 2022, healthcare organizations have aggressively hired permanent staff and focused on cost containment and alternative staffing models that enable them to reduce utilization of contingent labor. As a result, industry demand and demand in our travel nurse business has declined significantly to below pre-pandemic levels and we saw this trend continue in the first quarter of 2024. In our allied staffing business, demand continues to be above pre-pandemic levels, and certain specialties such as therapy and imaging are up significantly year over year, offsetting the decline in laboratory and other specialties involved in treating COVID-19 patients.
In our nurse and allied solutions segment, we have seen a decrease in overall staffing volume from prior year and prior quarter primarily due to lower travel nurse demand. Bill rates in the first quarter were relatively flat to prior quarter, but down year-over-year.
In our physician and leadership solutions segment, demand for our locum tenens staffing business declined from prior year and prior quarter. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Revenue per day filled increased in the first quarter as compared to the prior year and prior quarter. Demand for our interim leadership business is leveling out after several quarters of decline. Demand for our physician permanent placement and executive search businesses continues to be soft as some healthcare organizations streamlined leadership roles, deferred hiring decisions, or increased insourcing.
In our technology and workforce solutions segment, our language services business continued to experience increased utilization in our existing clients and growth from new clients. Volumes in our VMS business followed similar trends, although to a greater extent, as our nurse and allied solutions segment, declining from historic highs. Bill rates continued to decrease in the first quarter.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2023 Annual Report.

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The MSDR acquisition impacts the comparability of the results between the three months ended March 31, 2024 and 2023. See additional information in the accompanying Note (2), “Acquisitions.” Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended March 31,
	2024	2023
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	68.6	67.2
Gross profit	31.4	32.8
Selling, general and administrative	21.3	18.3
Depreciation and amortization	5.2	3.3
Income from operations	4.9	11.2
Interest expense, net, and other	2.1	1.0
Income before income taxes	2.8	10.2
Income tax expense	0.7	2.7
Net income	2.1%	7.5%

Comparison of Results for the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenue. Revenue decreased 27% to $820.9 million for the three months ended March 31, 2024 from $1,126.2 million for the same period in 2023, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 37% to $519.3 million for the three months ended March 31, 2024 from $824.5 million for the same period in 2023. The $305.2 million decrease was primarily attributable to a 24% decrease in the average number of travelers on assignment, an approximately 15% decrease in the average bill rate, and a 3% decrease in billable hours.
Physician and leadership solutions segment revenue increased 14% to $188.8 million for the three months ended March 31, 2024 from $165.8 million for the same period in 2023. The $23.0 million increase was attributable to higher revenue in our locum tenens business, which was partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew approximately 36% during the three months ended March 31, 2024 primarily due to additional revenue of $37.1 million in connection with the MSDR acquisition and a 10% increase in the revenue per day filled on an organic basis, partially offset by an 8% decrease in the number of days filled on an organic basis. Our interim leadership business experienced a 25% decline and our physician permanent placement and executive search businesses declined 29% during the three months ended March 31, 2024, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 17% to $112.8 million for the three months ended March 31, 2024 from $136.0 million for the same period in 2023. The $23.2 million decrease was primarily attributable to a decline within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined 46% for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a 49% decline primarily due to lower demand, while our language services business grew 16% primarily due to a 19% increase in minutes during the three months ended March 31, 2024.
For the three months ended March 31, 2024 and 2023, revenue under our MSP arrangements comprised approximately 48% and 57% of our consolidated revenue, 70% and 74% of our nurse and allied solutions segment revenue, 13% and 21% of our physician and leadership solutions segment revenue, and 3% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 30% to $257.5 million for the three months ended March 31, 2024 from $368.8 million for the same period in 2023, representing gross margins of 31.4% and 32.8%, respectively. The decline in consolidated gross margin for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to (1) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our VMS business and its higher margins as compared to our other businesses within the segment and (2) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by higher clinician compensation. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for the three months ended March 31, 2024 and 2023 was 25.1% and 25.9% for nurse and allied solutions, 31.6% and 35.2% for physician and leadership solutions, and 59.9% and 71.4% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $174.8 million, representing 21.3% of revenue, for the three months ended March 31, 2024, as compared to $205.6 million, representing 18.3% of revenue, for the same period in 2023. The decrease in SG&A expenses was primarily due to $17.1 million of lower employee compensation and benefits (inclusive of share-based compensation), a $2.9 million decrease in the provision for expected credit losses, and an approximately $7.0 million decrease in other expenses associated with our revenue decline. The year-over-year increase in SG&A expenses in our physician and leadership solutions segment was driven by $7.5 million of additional SG&A expenses from the MSDR acquisition, partially offset by the aforementioned decreases. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended March 31,
	2024	2023
Nurse and allied solutions	$77,081	$99,997
Physician and leadership solutions	37,348	33,208
Technology and workforce solutions	25,041	31,343
Unallocated corporate overhead	27,633	30,733
Share-based compensation	7,739	10,318
	$174,842	$205,599
Depreciation and Amortization Expenses. Amortization expense increased 15% to $24.9 million for the three months ended March 31, 2024 from $21.7 million for the same period in 2023, primarily attributable to additional amortization expense related to the intangible assets acquired in the MSDR acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 12% to $17.8 million for the three months ended March 31, 2024 from $15.9 million for the same period in 2023, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.8 million and $1.3 million of depreciation expense for our language services business is included in cost of revenue for the three months ended March 31, 2024 and 2023, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $16.6 million during the three months ended March 31, 2024 as compared to $10.3 million for the same period in 2023. The increase was primarily due to a higher average debt outstanding balance during the three months ended March 31, 2024.

Income Tax Expense. Income tax expense was $6.0 million for the three months ended March 31, 2024 as compared to $31.3 million for the same period in 2023, reflecting effective income tax rates of 26% and 27% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of $2.4 million of net discrete tax benefit during the three months ended March 31, 2024 compared to a $0.8 million net discrete tax benefit during the same period in 2023, in relation to income before income taxes of $23.3 million and $115.4 million for the three months ended March 31, 2024 and 2023, respectively. We currently estimate our annual effective tax rate to be approximately 31% for 2024. The 26% effective tax rate for the three months ended March 31, 2024 differs from our estimated annual effective tax rate of 31% primarily due to certain discrete tax benefits recognized during the three months ended March 31, 2024, in relation to income before income taxes.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities	$81,386	$43,434
Net cash used in investing activities	(21,399)	(32,431)
Net cash used in financing activities	(38,973)	(44,457)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,014	$(33,454)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of March 31, 2024, (1) $425.0 million was drawn with $304.2 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2023 Annual Report.
As of March 31, 2024, the total of our contractual obligations under operating leases with initial terms in excess of one year was $55.3 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2023 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
In addition to our cash requirements, we have a share repurchase program authorized by our board of directors, which does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See additional information in the accompanying Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
We believe that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund our operations and liquidity requirements, including expected capital expenditures, for the next 12 months and beyond. We intend to finance potential future acquisitions with cash provided from operations, borrowings under the Senior Credit Facility or other borrowings under our Amended Credit Agreement (as defined below), bank loans, debt or equity offerings, or some combination of the foregoing. The following discussion provides further details of our liquidity and capital resources.
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $81.4 million, compared to $43.4 million for the same period in 2023. The increase in net cash provided by operating activities was primarily attributable to (1) a decrease in accounts receivable and subcontractor receivables between periods of $106.9 million primarily due to declines in revenue and associate vendor usage during the three months ended March 31, 2024 along with timing of collections, and (2) an increase in accrued compensation and benefits between periods of $64.7 million primarily due to bonuses and commissions that were paid during the three months ended March 31, 2023. The overall increase in net cash provided by operating activities was partially offset by (1) a decrease in net income excluding non-cash expenses of $92.7 million primarily due to a decline in segment operating income across our segments, (2) a decrease in accounts payable and accrued expenses between periods of $23.4 million primarily due to a decline in associate vendor usage and timing of payments, and (3) a decrease in other liabilities between periods of $17.6 million primarily due to an increase in income taxes payable during the prior year resulting from the timing of income tax payments. Our Days Sales Outstanding (“DSO”) was 64 days at March 31, 2024, 70 days at December 31, 2023, and 55 days at March 31, 2023.
Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $21.4 million, compared to net cash used in investing activities of $32.4 million for the same period in 2023. The decrease was primarily due to $4.5 million of payments to fund the deferred compensation plan during the three months ended March 31, 2024, as compared to $17.0 million of payments during the three months ended March 31, 2023. In addition, capital expenditures were $18.1 million and $17.5 million for the three months ended March 31, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $39.0 million, due to repayments of $50.0 million under the Senior Credit Facility and $4.0 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $15.0 million under the Senior Credit Facility. Net cash used in financing activities during the three months ended March 31, 2023 was $44.5 million, due to (1) $174.7 million paid in connection with the repurchase of our common stock, (2) repayments of $70.0 million under the Senior Credit Facility, (3) $6.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $3.6 million payment of financing costs in connection with the Third Amendment (as defined below), all of which was partially offset by borrowings of $210.0 million under the Senior Credit Facility.
Amended Credit Agreement
On February 10, 2023, we entered into the third amendment to our credit agreement (the “Third Amendment”). The Third Amendment (together with the credit agreement as amended to date, collectively, the “Amended Credit Agreement”) provides for, among other things, an increase to the revolving commitments under the Senior Credit Facility to $750.0 million and an extension of the maturity date of the Amended Credit Agreement to February 10, 2028. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. We describe in further detail the terms of the Amended Credit Agreement in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2023 Annual Report.
Letters of Credit
At March 31, 2024, we maintained outstanding standby letters of credit totaling $21.3 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.3 million of outstanding letters of credit, we have collateralized $0.6 million in cash and cash equivalents and the remaining $20.8 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2023 totaled $21.3 million.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2023 Annual Report and include but are not limited to:
•the duration and extent to which hospitals and other healthcare entities adjust their utilization of temporary nurses and allied healthcare professionals, physicians, healthcare leaders and other healthcare professionals and workforce technology applications as a result of the labor market or economic conditions;
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
•the severity and duration of the impact the COVID-19 pandemic or any future pandemic or health crisis, the Great Resignation, economic downturns, inflation, recession or slow recoveries have on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;
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
•any inability on our part to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, or client needs and requirements;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2024, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2024. A 100 basis point change in interest rates as of March 31, 2024 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three months ended March 31, 2024, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in the accompanying Note (9), “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Annual Report. The risk factors described in our 2023 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of March 31, 2024. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the three months ended March 31, 2024, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2023 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc.*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)