Form 10-Q
period 2024-06-30
AMN HEALTHCARE SERVICES INC
filed 2024-08-09
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
As of August 6, 2024, there were 38,001,890 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$48,038	$32,935
Accounts receivable, net of allowances of $33,407 and $32,233 at June 30, 2024 and December 31, 2023, respectively	508,913	623,488
Accounts receivable, subcontractor	81,296	117,703
Prepaid expenses	19,673	21,889
Other current assets	46,837	45,670
Total current assets	704,757	841,685
Restricted cash, cash equivalents and investments	71,749	68,845
Fixed assets, net of accumulated depreciation of $322,283 and $285,081 at June 30, 2024 and December 31, 2023, respectively	197,059	191,385
Other assets	256,951	236,796
Goodwill	1,116,307	1,111,549
Intangible assets, net of accumulated amortization of $491,681 and $442,052 at June 30, 2024 and December 31, 2023, respectively	424,504	474,134
Total assets	$2,771,327	$2,924,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$283,176	$343,847
Accrued compensation and benefits	268,354	278,536
Other current liabilities	22,360	33,738
Total current liabilities	573,890	656,121
Revolving credit facility	345,000	460,000
Notes payable, net of unamortized fees and premium	845,280	844,688
Deferred income taxes, net	20,551	23,350
Other long-term liabilities	109,747	108,979
Total liabilities	1,894,468	2,093,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,613 issued and 38,000 outstanding at June 30, 2024 and 50,423 issued and 37,810 outstanding at December 31, 2023	506	504
Additional paid-in capital	518,313	506,543
Treasury stock, at cost; 12,613 shares at June 30, 2024 and December 31, 2023	(1,127,043)	(1,127,043)
Retained earnings	1,485,240	1,451,675
Accumulated other comprehensive loss	(157)	(423)
Total stockholders’ equity	876,859	831,256
Total liabilities and stockholders’ equity	$2,771,327	$2,924,394

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$740,685	$991,299	$1,561,563	$2,117,522
Cost of revenue	510,858	661,018	1,074,230	1,418,395
Gross profit	229,827	330,281	487,333	699,127
Operating expenses:
Selling, general and administrative	149,044	201,771	323,886	407,370
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	43,101	36,847	85,820	74,424
Total operating expenses	192,145	238,618	409,706	481,794
Income from operations	37,682	91,663	77,627	217,333
Interest expense, net, and other	15,715	12,175	32,343	22,434
Income before income taxes	21,967	79,488	45,284	194,899
Income tax expense	5,730	18,582	11,719	49,883
Net income	$16,237	$60,906	$33,565	$145,016

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	182	50	266	196
Other comprehensive income	182	50	266	196

Comprehensive income	$16,419	$60,956	$33,831	$145,212

Net income per common share:
Basic	$0.43	$1.56	$0.88	$3.60
Diluted	$0.42	$1.55	$0.88	$3.58
Weighted average common shares outstanding:
Basic	38,173	39,151	38,144	40,258
Diluted	38,234	39,341	38,218	40,454

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(1,768)	(176,300)	—	—	(176,300)
Equity awards vested, net of shares withheld for taxes	127	1	(6,135)	—	—	—	—	(6,134)
Share-based compensation	—	—	10,318	—	—	—	—	10,318
Comprehensive income	—	—	—	—	—	84,110	146	84,256
Balance, March 31, 2023	50,236	$502	$505,857	(9,998)	$(874,898)	$1,325,106	$(793)	$955,774
Repurchase of common stock	—	—	(40,000)	(2,354)	(211,964)	—	—	(251,964)
Equity awards vested, net of shares withheld for taxes	103	1	(3,288)	—	—	—	—	(3,287)
Share-based compensation	—	—	4,818	—	—	—	—	4,818
Comprehensive income	—	—	—	—	—	60,906	50	60,956
Balance, June 30, 2023	50,339	$503	$467,387	(12,352)	$(1,086,862)	$1,386,012	$(743)	$766,297

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	114	1	(3,974)	—	—	—	—	(3,973)
Shares purchased under employee stock purchase plan	—	—	1,757	—	—	—	—	1,757
Share-based compensation	—	—	7,739	—	—	—	—	7,739
Comprehensive income	—	—	—	—	—	17,328	84	17,412
Balance, March 31, 2024	50,537	$505	$512,065	(12,613)	$(1,127,043)	$1,469,003	$(339)	$854,191
Equity awards vested, net of shares withheld for taxes	43	1	(109)	—	—	—	—	(108)
Shares issued under employee stock purchase plan	33	—	—	—	—	—	—	—
Share-based compensation	—	—	6,357	—	—	—	—	6,357
Comprehensive income	—	—	—	—	—	16,237	182	16,419
Balance, June 30, 2024	50,613	$506	$518,313	(12,613)	$(1,127,043)	$1,485,240	$(157)	$876,859

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$33,565	$145,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	89,255	77,068
Non-cash interest expense and other	1,067	1,038
Change in fair value of contingent consideration liabilities	—	2,430
Increase in allowance for credit losses and sales credits	7,927	29,432
Provision for deferred income taxes	(2,601)	(15,780)
Share-based compensation	14,096	15,136
Loss on disposal or impairment of long-lived assets	19	1,933
Net loss on investments in available-for-sale securities	177	155
Net gain on deferred compensation balances	(1,415)	(577)
Non-cash lease expense	(590)	(240)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	102,736	65,906
Accounts receivable, subcontractor	36,407	100,495
Income taxes receivable	(3,659)	8,875
Prepaid expenses	862	743
Other current assets	(1,754)	1,820
Other assets	(1,620)	894
Accounts payable and accrued expenses	(59,808)	(159,862)
Accrued compensation and benefits	(20,994)	(84,837)
Other liabilities	(12,978)	50,887
Deferred revenue	209	569
Net cash provided by operating activities	180,901	241,101

Cash flows from investing activities:
Purchase and development of fixed assets	(45,411)	(43,936)
Proceeds from sale and maturity of investments	4,492	6,987
Payments to fund deferred compensation plan	(4,461)	(17,910)
Cash received for working capital settlement of prior year acquisition	1,649	—
Net cash used in investing activities	(43,731)	(54,859)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Payments on revolving credit facility	(140,000)	(220,000)
Proceeds from revolving credit facility	25,000	410,000
Repurchase of common stock (1)	—	(424,744)
Payment of financing costs	—	(3,579)
Cash paid for shares withheld for taxes	(4,081)	(9,421)
Net cash used in financing activities	(119,081)	(247,744)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,089	(61,502)
Cash, cash equivalents and restricted cash at beginning of period	108,273	137,872
Cash, cash equivalents and restricted cash at end of period	$126,362	$76,370

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,265	$4,929
Cash paid for interest (net of $363 and $658 capitalized for the six months ended June 30, 2024 and 2023, respectively)	$32,725	$22,652
Cash paid for income taxes	$17,580	$9,736
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$8,037	$10,928
Excise tax payable on share repurchases	$—	$3,520
Right-of-use assets obtained in exchange for operating lease liabilities	$4,474	$26,214
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

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$48,038	$32,935
Restricted cash and cash equivalents (included in other current assets)	17,811	22,056
Restricted cash, cash equivalents and investments	71,749	68,845
Total cash, cash equivalents and restricted cash and investments	137,598	123,836
Less restricted investments	(11,236)	(15,563)
Total cash, cash equivalents and restricted cash	$126,362	$108,273
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2024	2023
Balance as of January 1,	$32,233	$31,910
Provision for expected credit losses	6,195	7,007
Amounts written off charged against the allowance	(5,021)	(2,516)
Balance as of June 30,	$33,407	$36,401

2. ACQUISITIONS
The Company accounted for the acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on the analysis of the information that has been made available through June 30, 2024. The goodwill recognized for the acquisition is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company did not incur any material acquisition-related costs.
MSDR Acquisition
On November 30, 2023, the Company completed its acquisition of MSI Systems Corp. and DrWanted.com LLC (together, “MSDR”), two healthcare staffing companies that specialize in locum tenens and advanced practice. The initial purchase price of $292,818 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded through borrowings under the Company’s $750,000 secured revolving credit facility (the “Senior Credit Facility”). The results of MSDR have been included in the Company’s physician and leadership solutions segment since the date of acquisition. During the second quarter of 2024, $1,649 was returned to the Company in respect of the final working capital settlement.
The preliminary allocation of the $291,169 purchase price, which was reduced by the final working capital settlement during the second quarter of 2024, consisted of (1) $43,367 of fair value of tangible assets acquired, which included $643 cash received, (2) $24,726 of liabilities assumed, (3) $92,000 of identified intangible assets, and (4) $180,528 of goodwill, of which $91,570 is deductible for tax purposes. The provisional items include the final working capital settlement and the assessment of additional information to finalize the measurement of certain assets acquired and liabilities assumed, which primarily consist of income tax matters and operating leases. The intangible assets acquired have a weighted average useful life of approximately seven years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$16,237	$60,906	$33,565	$145,016

Net income per common share - basic	$0.43	$1.56	$0.88	$3.60
Net income per common share - diluted	$0.42	$1.55	$0.88	$3.58

Weighted average common shares outstanding - basic	38,173	39,151	38,144	40,258
Plus dilutive effect of potential common shares	61	190	74	196
Weighted average common shares outstanding - diluted	38,234	39,341	38,218	40,454

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	494	78	410	227
The dilutive effect of potential shares primarily includes outstanding share-based awards, which consists of restricted stock units, performance restricted stock units, and obligations under the Company’s employee stock purchase plan (the “ESPP”).
In the second quarter of 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon the Company prepaid $200,000 and received an initial delivery of 1,760 shares of its common stock. In the third quarter of 2023, the Company received a final delivery of approximately 261 additional shares of its common stock, representing the final settlement of the ASR agreement. During the three months ended June 30, 2023, the prepayment was recognized as a reduction to stockholders’ equity, consisting of (1) an increase in treasury stock, which reflected the fair value of the shares received upon initial delivery, and (2) a reduction in additional paid-in capital, which reflected the pending settlement of the ASR agreement. The effect of the potential share settlement of the ASR agreement was not included in the calculation of diluted net income per common share for the three and six months ended June 30, 2023 because the effect was anti-dilutive. Additional information regarding the Company’s share repurchase program and the shares repurchased thereunder (including the ASR) is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (b), Capital Stock—Treasury Stock” of the 2023 Annual Report.

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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Nurse and allied solutions	$442,399	$689,015	$961,696	$1,513,495
Physician and leadership solutions	186,065	176,229	374,862	341,986
Technology and workforce solutions	112,221	126,055	225,005	262,041
	$740,685	$991,299	$1,561,563	$2,117,522
Segment operating income
Nurse and allied solutions	$46,207	$102,993	$99,549	$216,438
Physician and leadership solutions	21,661	26,456	43,883	51,556
Technology and workforce solutions	47,259	55,623	91,529	122,633
	115,127	185,072	234,961	390,627
Unallocated corporate overhead	26,350	50,357	53,983	81,090
Depreciation and amortization	43,101	36,847	85,820	74,424
Depreciation (included in cost of revenue)	1,637	1,387	3,435	2,644
Share-based compensation	6,357	4,818	14,096	15,136
Interest expense, net, and other	15,715	12,175	32,343	22,434
Income before income taxes	$21,967	$79,488	$45,284	$194,899

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2024	$382,420	$328,570	$400,559	$1,111,549
Goodwill adjustment for MSDR acquisition	—	4,758	—	4,758
Balance, June 30, 2024	$382,420	$333,328	$400,559	$1,116,307
Accumulated impairment loss as of December 31, 2023 and June 30, 2024	$154,444	$60,495	$—	$214,939

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended June 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$276,632	$—	$—	$276,632
Labor disruption services	372	—	—	372
Local staffing	10,794	—	—	10,794
Allied staffing	151,373	—	—	151,373
Locum tenens staffing	—	142,742	—	142,742
Interim leadership staffing	—	30,239	—	30,239
Temporary staffing	439,171	172,981	—	612,152
Permanent placement	3,228	13,084	—	16,312
Language services	—	—	75,318	75,318
Vendor management systems	—	—	27,590	27,590
Other technologies	—	—	5,121	5,121
Technology-enabled services	—	—	108,029	108,029
Talent planning and acquisition	—	—	4,192	4,192
Total revenue	$442,399	$186,065	$112,221	$740,685

	Three Months Ended June 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$477,209	$—	$—	$477,209
Labor disruption services	5,036	—	—	5,036
Local staffing	18,775	—	—	18,775
Allied staffing	182,212	—	—	182,212
Locum tenens staffing	—	121,912	—	121,912
Interim leadership staffing	—	36,401	—	36,401
Temporary staffing	683,232	158,313	—	841,545
Permanent placement	5,783	17,916	—	23,699
Language services	—	—	63,650	63,650
Vendor management systems	—	—	46,554	46,554
Other technologies	—	—	5,792	5,792
Technology-enabled services	—	—	115,996	115,996
Talent planning and acquisition	—	—	10,059	10,059
Total revenue	$689,015	$176,229	$126,055	$991,299

	Six Months Ended June 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$611,001	$—	$—	$611,001
Labor disruption services	400	—	—	400
Local staffing	23,292	—	—	23,292
Allied staffing	321,129	—	—	321,129
Locum tenens staffing	—	287,984	—	287,984
Interim leadership staffing	—	60,511	—	60,511
Temporary staffing	955,822	348,495	—	1,304,317
Permanent placement	5,874	26,367	—	32,241
Language services	—	—	146,740	146,740
Vendor management systems	—	—	56,653	56,653
Other technologies	—	—	10,949	10,949
Technology-enabled services	—	—	214,342	214,342
Talent planning and acquisition	—	—	10,663	10,663
Total revenue	$961,696	$374,862	$225,005	$1,561,563

	Six Months Ended June 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,069,886	$—	$—	$1,069,886
Labor disruption services	10,738	—	—	10,738
Local staffing	44,047	—	—	44,047
Allied staffing	378,337	—	—	378,337
Locum tenens staffing	—	228,615	—	228,615
Interim leadership staffing	—	76,643	—	76,643
Temporary staffing	1,503,008	305,258	—	1,808,266
Permanent placement	10,487	36,728	—	47,215
Language services	—	—	125,326	125,326
Vendor management systems	—	—	100,727	100,727
Other technologies	—	—	13,139	13,139
Technology-enabled services	—	—	239,192	239,192
Talent planning and acquisition	—	—	22,849	22,849
Total revenue	$1,513,495	$341,986	$262,041	$2,117,522

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

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2023 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2024.
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

	As of June 30, 2024	As of December 31, 2023
Commercial paper	$50,454	$48,206
Corporate bonds	—	—
Total classified as restricted cash equivalents	$50,454	$48,206
Commercial paper	$—	$—
Corporate bonds	11,236	15,563
Total classified as restricted investments	$11,236	$15,563
The Company’s contingent consideration liabilities associated with acquisitions are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income. There were no contingent consideration liabilities outstanding as of both June 30, 2024 and December 31, 2023.
The following table presents information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2024				Fair Value Measurements as of December 31, 2023
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation	$(180,363)	$—	$—	$(180,363)	$(165,574)	$—	$—	$(165,574)
Corporate bonds	—	11,236	—	11,236	—	15,563	—	15,563
Commercial paper	—	50,454	—	50,454	—	48,206	—	48,206

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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. The balance of the equity investment was $12,503 as of both June 30, 2024 and December 31, 2023.
There were no material impairment charges recorded during the six months ended June 30, 2024 and 2023.
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

	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$476,250	$500,000	$468,750
2029 Notes	350,000	313,688	350,000	314,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2024, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2020.
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
On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. On June 26, 2018, the district court denied the plaintiffs’ Motion for Summary Judgment in its entirety, and granted the Company’s Motion for Summary Judgment with respect to the plaintiffs’ per diem and overtime claims. The plaintiffs filed an appeal of the judgment relating to the per diem claims with the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On February 8, 2021, the Ninth Circuit issued an opinion that reversed the district court’s granting of the Company’s Motion for Summary Judgment and remanded the matter to the district court instructing the district to enter partial summary judgment in favor of the plaintiffs. On August 26, 2021, the Company filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Ninth Circuit’s decision, which was denied on December 13, 2021. The Company reached an agreement to settle this matter in its entirety and accordingly recorded an accrual amounting to $62,000. Final approval of the settlement was granted in the second quarter of 2024, and the Company expects to disburse the settlement amount in the third quarter of 2024.
The Company is currently unable to estimate the possible loss or range of loss beyond amounts already accrued. Loss contingencies accrued are included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2024	December 31, 2023
Other current assets:
Restricted cash and cash equivalents	$17,811	$22,056
Income taxes receivable	9,009	5,350
Other	20,017	18,264
Other current assets	$46,837	$45,670

Fixed assets:
Furniture and equipment	$80,589	$71,815
Software	422,150	388,812
Leasehold improvements	16,603	15,839
	519,342	476,466
Accumulated depreciation	(322,283)	(285,081)
Fixed assets, net	$197,059	$191,385

Other assets:
Life insurance cash surrender value	$180,473	$162,780
Operating lease right-of-use assets	34,930	34,543
Other	41,548	39,473
Other assets	$256,951	$236,796

Accounts payable and accrued expenses:
Trade accounts payable	$50,119	$54,128
Subcontractor payable	85,730	122,983
Accrued expenses	63,390	82,257
Loss contingencies	71,977	69,837
Professional liability reserve	6,193	7,761
Other	5,767	6,881
Accounts payable and accrued expenses	$283,176	$343,847

Accrued compensation and benefits:
Accrued payroll	$48,002	$53,633
Accrued bonuses and commissions	15,660	31,236
ESPP contributions	1,029	950
Workers compensation reserve	10,850	12,130
Deferred compensation	180,363	165,574
Other	12,450	15,013
Accrued compensation and benefits	$268,354	$278,536

Other current liabilities:
Client deposits	$—	$8,707
Operating lease liabilities	6,226	7,993
Deferred revenue	11,541	11,303
Other	4,593	5,735
Other current liabilities	$22,360	$33,738

Other long-term liabilities:
Workers compensation reserve	$20,559	$21,169
Professional liability reserve	36,869	36,891
Operating lease liabilities	39,167	37,603
Other	13,152	13,316
Other long-term liabilities	$109,747	$108,979

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
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. The Company helps providers optimize their workforce to reduce complexity and increase efficiency. The Company’s total talent solutions include vendor neutral and managed services programs, clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems, recruitment process outsourcing, predictive modeling, language services, revenue cycle solutions, and other services. Clients include acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools and many other healthcare settings.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended June 30, 2024, we recorded revenue of $740.7 million, as compared to $991.3 million for the same period last year. For the six months ended June 30, 2024, we recorded revenue of $1,561.6 million, as compared to $2,117.5 million for the same period last year.
Nurse and allied solutions segment revenue comprised 62% and 72% of total consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. Through our nurse and allied solutions segment, we provide hospitals and other healthcare facilities with a comprehensive set of staffing solutions, including direct, vendor neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 24% and 16% of total consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year.
Technology and workforce solutions segment revenue comprised 14% and 12% of total consolidated revenue for both of the six months ended June 30, 2024 and 2023, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
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
Recent Trends
Since the COVID-19 pandemic, healthcare organizations have aggressively hired permanent staff and focused on cost containment and alternative staffing models that enable them to reduce utilization of contingent labor across the industry. As a result, demand in our travel nurse business has declined significantly to below pre-pandemic levels. While our largest clients continue to reduce spend on contingent labor, we began to see demand increase during the second quarter, although still below pre-pandemic levels. In our allied staffing business, demand continues to be above pre-pandemic levels, and certain specialties such as therapy and imaging are up significantly year-over-year, offsetting the decline in laboratory and other specialties involved in treating COVID-19 patients.
In our nurse and allied solutions segment, we have seen a decrease in overall staffing volume from prior year due to lower travel nurse demand. Compared to the prior quarter, the average number of travelers on assignment in the second quarter was down due to seasonality, as well as visa retrogression impacting international nurse staffing. Bill rates in the second quarter were down modestly sequentially due to seasonal trends and continued client focus on cost savings.
In our physician and leadership solutions segment, demand for our locum tenens staffing business declined from prior year and prior quarter. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Revenue per day filled increased in the second quarter as compared to the prior year. Demand for our interim leadership and search businesses continues to be below prior year as some healthcare organizations defer hiring decisions or increase insourcing.
In our technology and workforce solutions segment, our language services business continued to experience increased utilization in our existing clients and growth from new clients. Volumes in our VMS business followed similar trends as our travel nurse business, although to a greater extent as compared to the prior year. VMS bill rates in the second quarter were flat sequentially, but down year-over-year.
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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The MSDR acquisition impacts the comparability of the results between the three and six months ended June 30, 2024 and 2023. See additional information in the accompanying Note (2), “Acquisitions.” Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.0	66.7	68.8	67.0
Gross profit	31.0	33.3	31.2	33.0
Selling, general and administrative	20.1	20.4	20.7	19.2
Depreciation and amortization	5.8	3.7	5.5	3.5
Income from operations	5.1	9.2	5.0	10.3
Interest expense, net, and other	2.1	1.2	2.1	1.1
Income before income taxes	3.0	8.0	2.9	9.2
Income tax expense	0.8	1.9	0.8	2.4
Net income	2.2%	6.1%	2.1%	6.8%

Comparison of Results for the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenue. Revenue decreased 25% to $740.7 million for the three months ended June 30, 2024 from $991.3 million for the same period in 2023, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 36% to $442.4 million for the three months ended June 30, 2024 from $689.0 million for the same period in 2023. The $246.6 million decrease was primarily attributable to a 24% decrease in the average number of travelers on assignment, an approximately 12% decrease in the average bill rate, and a 1% decrease in billable hours.
Physician and leadership solutions segment revenue increased 6% to $186.1 million for the three months ended June 30, 2024 from $176.2 million for the same period in 2023. The $9.9 million increase was attributable to higher revenue in our locum tenens business, which was partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew approximately 17% during the three months ended June 30, 2024 primarily due to additional revenue of $34.1 million in connection with the MSDR acquisition and a 3% increase in the revenue per day filled on an organic basis, partially offset by a 13% decrease in the number of days filled on an organic basis. Our interim leadership business experienced a 17% decline and our physician permanent placement and executive search businesses declined 27% during the three months ended June 30, 2024, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 11% to $112.2 million for the three months ended June 30, 2024 from $126.1 million for the same period in 2023. The $13.9 million decrease was primarily attributable to a decline within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined 41% for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a 58% decline primarily due to lower demand, while our language services business grew 18% primarily due to a 19% increase in minutes during the three months ended June 30, 2024.
For the three months ended June 30, 2024 and 2023, revenue under our MSP arrangements comprised approximately 45% and 54% of our consolidated revenue, 69% and 73% of our nurse and allied solutions segment revenue, 14% and 21% of our physician and leadership solutions segment revenue, and 3% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 30% to $229.8 million for the three months ended June 30, 2024 from $330.3 million for the same period in 2023, representing gross margins of 31.0% and 33.3%, respectively. The decline in consolidated gross margin for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to (1) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our higher-margin VMS business and higher revenue in our lower-margin language services business and (2) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing and travel. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for the three months ended June 30, 2024 and 2023 was 23.8% and 26.7% for nurse and allied solutions, 30.5% and 35.1% for physician and leadership solutions, and 60.2% and 66.7% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $149.0 million, representing 20.1% of revenue, for the three months ended June 30, 2024, as compared to $201.8 million, representing 20.4% of revenue, for the same period in 2023. The decrease in SG&A expenses was primarily due to $24.6 million of lower employee compensation and benefits (inclusive of share-based compensation), a $20.1 million decrease in professional services, legal and other expenses, and a $2.4 million decrease related to changes in the fair value of contingent consideration liabilities from acquisitions recognized in the prior year. The year-over-year decrease in SG&A expenses in our physician and leadership solutions segment was partially offset by $5.9 million of additional SG&A expenses from the MSDR acquisition. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2024	2023
Nurse and allied solutions	$59,299	$81,207
Physician and leadership solutions	35,060	35,487
Technology and workforce solutions	21,978	29,902
Unallocated corporate overhead	26,350	50,357
Share-based compensation	6,357	4,818
	$149,044	$201,771
Depreciation and Amortization Expenses. Amortization expense increased 12% to $24.7 million for the three months ended June 30, 2024 from $22.1 million for the same period in 2023, primarily attributable to additional amortization expense related to the intangible assets acquired in the MSDR acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 24% to $18.4 million for the three months ended June 30, 2024 from $14.7 million for the same period in 2023, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.6 million and $1.4 million of depreciation expense for our language services business is included in cost of revenue for the three months ended June 30, 2024 and 2023, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $15.7 million during the three months ended June 30, 2024 as compared to $12.2 million for the same period in 2023. The increase was primarily due to a higher average debt outstanding balance during the three months ended June 30, 2024.

Income Tax Expense. Income tax expense was $5.7 million for the three months ended June 30, 2024 as compared to $18.6 million for the same period in 2023, reflecting effective income tax rates of 26% and 23% for these periods, respectively. Although the amount of annual non discrete items has remained relatively similar year-over-year, income before income taxes has significantly declined year-over-year resulting in an increase in the effective income tax rate. We currently estimate our annual effective tax rate to be approximately 28% for 2024. The 26% effective tax rate for the three months ended June 30, 2024 differs from our estimated annual effective tax rate of 28% primarily due to certain discrete tax benefits recognized during the three months ended June 30, 2024, in relation to income before income taxes.

Comparison of Results for the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenue. Revenue decreased 26% to $1,561.6 million for the six months ended June 30, 2024 from $2,117.5 million for the same period in 2023, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment.

Nurse and allied solutions segment revenue decreased 36% to $961.7 million for the six months ended June 30, 2024 from $1,513.5 million for the same period in 2023. The $551.8 million decrease was primarily attributable to a 24% decrease in the average number of travelers on assignment, an approximately 14% decrease in the average bill rate, and a 2% decrease in billable hours.
Physician and leadership solutions segment revenue increased 10% to $374.9 million for the six months ended June 30, 2024 from $342.0 million for the same period in 2023. The $32.9 million increase was attributable to higher revenue in our locum tenens business, which was partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew approximately 26% during the six months ended June 30, 2024 primarily due to additional revenue of $71.2 million in connection with the MSDR acquisition and a 6% increase in the revenue per day filled on an organic basis, partially offset by a 10% decrease in the number of days filled on an organic basis. Our interim leadership business experienced a 21% decline and our physician permanent placement and executive search businesses declined 28% during the six months ended June 30, 2024, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 14% to $225.0 million for the six months ended June 30, 2024 from $262.0 million for the same period in 2023. The $37.0 million decrease was primarily attributable to a decline within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined 44% for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a 53% decline primarily due to lower demand, while our language services business grew 17% primarily due to a 19% increase in minutes during the six months ended June 30, 2024.
For the six months ended June 30, 2024 and 2023, revenue under our MSP arrangements comprised approximately 47% and 56% of our consolidated revenue, 70% and 73% of our nurse and allied solutions segment revenue, 13% and 21% of our physician and leadership solutions segment revenue, and 3% and 2% of our technology and workforce solutions segment revenue, respectively.

Gross Profit. Gross profit decreased 30% to $487.3 million for the six months ended June 30, 2024 from $699.1 million for the same period in 2023, representing gross margins of 31.2% and 33.0%, respectively. The decline in consolidated gross margin for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to (1) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our higher-margin VMS business and higher revenue in our lower-margin language services business and (2) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing and travel. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for the six months ended June 30, 2024 and 2023 was 24.5% and 26.3% for nurse and allied solutions, 31.0% and 35.2% for physician and leadership solutions, and 60.0% and 69.2% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $323.9 million, representing 20.7% of revenue, for the six months ended June 30, 2024, as compared to $407.4 million, representing 19.2% of revenue, for the same period in 2023. The decrease in SG&A expenses was primarily due to $41.8 million of lower employee compensation and benefits (inclusive of share-based compensation), a $20.6 million decrease in professional services, legal and other expenses, an approximately $11.0 million decrease in other expenses associated with our revenue decline, and a $2.4 million decrease related to changes in the fair value of contingent consideration liabilities from acquisitions recognized in the prior year. The year-over-year increase in SG&A expenses in our physician and leadership solutions segment was driven by $13.4 million of additional SG&A expenses from the MSDR acquisition, partially offset by the aforementioned decreases. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2024	2023
Nurse and allied solutions	$136,380	$181,204
Physician and leadership solutions	72,408	68,695
Technology and workforce solutions	47,019	61,245
Unallocated corporate overhead	53,983	81,090
Share-based compensation	14,096	15,136
	$323,886	$407,370
Depreciation and Amortization Expenses. Amortization expense increased 13% to $49.6 million for the six months ended June 30, 2024 from $43.8 million for the same period in 2023, primarily attributable to additional amortization expense related to the intangible assets acquired in the MSDR acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 18% to $36.2 million for the six months ended June 30, 2024 from $30.6 million for the same period in 2023, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $3.4 million and $2.6 million of depreciation expense for our language services business is included in cost of revenue for the six months ended June 30, 2024 and 2023, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $32.3 million during the six months ended June 30, 2024 as compared to $22.4 million for the same period in 2023. The increase was primarily due to a higher average debt outstanding balance during the six months ended June 30, 2024.
Income Tax Expense. Income tax expense was $11.7 million for the six months ended June 30, 2024 as compared to $49.9 million for the same period in 2023, reflecting effective income tax rates of 26% for both the six months ended June 30, 2024 and 2023. The 26% effective tax rate for the six months ended June 30, 2024 differs from our estimated annual effective tax rate of 28% primarily due to certain discrete tax benefits recognized during the six months ended June 30, 2024, in relation to income before income taxes.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2024	2023

Net cash provided by operating activities	$180,901	$241,101
Net cash used in investing activities	(43,731)	(54,859)
Net cash used in financing activities	(119,081)	(247,744)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,089	$(61,502)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of June 30, 2024, (1) $345.0 million was drawn with $384.6 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2023 Annual Report.
As of June 30, 2024, the total of our contractual obligations under operating leases with initial terms in excess of one year was $54.9 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2023 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
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

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $180.9 million, compared to $241.1 million for the same period in 2023. The decrease in net cash provided by operating activities was primarily attributable to (1) a decrease in net income excluding non-cash expenses of $114.1 million primarily due to a decline in segment operating income across our segments, (2) a decrease in other liabilities between periods of $63.9 million primarily due to prior year increases in income taxes payable (resulting from the timing of income tax payments) and accrued loss contingencies, (3) an increase in accounts receivable and subcontractor receivables between periods of $27.3 million primarily due to declines in revenue and associate vendor usage during the six months ended June 30, 2024 along with timing of collections, and (4) an increase in income taxes receivable between periods of $12.5 million primarily due to an overpayment of estimated taxes during prior year. The overall decrease in net cash provided by operating activities was partially offset by (1) an increase in accounts payable and accrued expenses between periods of $100.1 million primarily due to a smaller decrease in the subcontractor payable balance in the current year as compared to the prior year, which was the result of decreases in associate vendor usage and timing of payments, and (2) an increase in accrued compensation and benefits between periods of $63.8 million primarily due to bonuses and commissions that were paid during the three months ended March 31, 2023. Our Days Sales Outstanding (“DSO”) was 63 days at June 30, 2024, 70 days at December 31, 2023, and 53 days at June 30, 2023.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $43.7 million, compared to net cash used in investing activities of $54.9 million for the same period in 2023. The decrease was primarily due to $4.5 million of payments to fund the deferred compensation plan during the six months ended June 30, 2024, as compared to $17.9 million of payments during the six months ended June 30, 2023. In addition, capital expenditures were $45.4 million and $43.9 million for the six months ended June 30, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 was $119.1 million, due to repayments of $140.0 million under the Senior Credit Facility and $4.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $25.0 million under the Senior Credit Facility. Net cash used in financing activities during the six months ended June 30, 2023 was $247.7 million, due to (1) $424.7 million paid in connection with the repurchase of our common stock, (2) repayments of $220.0 million under the Senior Credit Facility, (3) $9.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (4) $3.6 million payment of financing costs in connection with the Third Amendment (as defined below), all of which was partially offset by borrowings of $410.0 million under the Senior Credit Facility.
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
Letters of Credit
At June 30, 2024, we maintained outstanding standby letters of credit totaling $20.9 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.9 million of outstanding letters of credit, we have collateralized approximately $0.6 million in cash and cash equivalents and the remaining approximately $20.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2023 totaled $21.3 million.
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
•the extent to which a resurgence in the COVID-19 pandemic may disrupt our operations due to the unavailability of our employees or healthcare professionals because of illness, risk of illness, quarantines, travel restrictions, mandatory vaccination requirements, desire to travel and work on temporary assignments or other factors that limit our existing or potential workforce and pool of candidates;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2024, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024. A 100 basis point change in interest rates as of June 30, 2024 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three and six months ended June 30, 2024, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of June 30, 2024. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the six months ended June 30, 2024, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2023 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Date: August 8, 2024

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)