Form 10-Q
period 2024-09-30
AMN HEALTHCARE SERVICES INC
filed 2024-11-08
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
As of November 5, 2024, there were 38,073,722 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,550	$32,935
Accounts receivable, net of allowances of $31,199 and $32,233 at September 30, 2024 and December 31, 2023, respectively	451,062	623,488
Accounts receivable, subcontractor	68,566	117,703
Prepaid expenses	17,073	21,889
Other current assets	45,015	45,670
Total current assets	612,266	841,685
Restricted cash, cash equivalents and investments	72,167	68,845
Fixed assets, net of accumulated depreciation of $341,040 and $285,081 at September 30, 2024 and December 31, 2023, respectively	196,902	191,385
Other assets	267,266	236,796
Goodwill	1,116,815	1,111,549
Intangible assets, net of accumulated amortization of $513,785 and $442,052 at September 30, 2024 and December 31, 2023, respectively	402,400	474,134
Total assets	$2,667,816	$2,924,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$213,206	$343,847
Accrued compensation and benefits	281,683	278,536
Other current liabilities	23,657	33,738
Total current liabilities	518,546	656,121
Revolving credit facility	285,000	460,000
Notes payable, net of unamortized fees and premium	845,576	844,688
Deferred income taxes, net	17,270	23,350
Other long-term liabilities	110,759	108,979
Total liabilities	1,777,151	2,093,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,631 issued and 38,018 outstanding at September 30, 2024 and 50,423 issued and 37,810 outstanding at December 31, 2023	506	504
Additional paid-in capital	525,029	506,543
Treasury stock, at cost; 12,613 shares at September 30, 2024 and December 31, 2023	(1,127,043)	(1,127,043)
Retained earnings	1,492,229	1,451,675
Accumulated other comprehensive loss	(56)	(423)
Total stockholders’ equity	890,665	831,256
Total liabilities and stockholders’ equity	$2,667,816	$2,924,394

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$687,509	$853,463	$2,249,072	$2,970,985
Cost of revenue	474,454	563,957	1,548,684	1,982,352
Gross profit	213,055	289,506	700,388	988,633
Operating expenses:
Selling, general and administrative	149,681	163,405	473,567	570,775
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	41,122	39,175	126,942	113,599
Total operating expenses	190,803	202,580	600,509	684,374
Income from operations	22,252	86,926	99,879	304,259
Interest expense, net, and other	14,444	11,541	46,787	33,975
Income before income taxes	7,808	75,385	53,092	270,284
Income tax expense	819	22,211	12,538	72,094
Net income	$6,989	$53,174	$40,554	$198,190

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	101	133	367	329
Other comprehensive income	101	133	367	329

Comprehensive income	$7,090	$53,307	$40,921	$198,519

Net income per common share:
Basic	$0.18	$1.39	$1.06	$5.01
Diluted	$0.18	$1.39	$1.06	$4.99
Weighted average common shares outstanding:
Basic	38,200	38,147	38,163	39,547
Diluted	38,287	38,325	38,247	39,734

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(1,768)	(176,300)	—	—	(176,300)
Equity awards vested, net of shares withheld for taxes	127	1	(6,135)	—	—	—	—	(6,134)
Share-based compensation	—	—	10,318	—	—	—	—	10,318
Comprehensive income	—	—	—	—	—	84,110	146	84,256
Balance, March 31, 2023	50,236	$502	$505,857	(9,998)	$(874,898)	$1,325,106	$(793)	$955,774
Repurchase of common stock	—	—	(40,000)	(2,354)	(211,964)	—	—	(251,964)
Equity awards vested, net of shares withheld for taxes	103	1	(3,288)	—	—	—	—	(3,287)
Share-based compensation	—	—	4,818	—	—	—	—	4,818
Comprehensive income	—	—	—	—	—	60,906	50	60,956
Balance, June 30, 2023	50,339	$503	$467,387	(12,352)	$(1,086,862)	$1,386,012	$(743)	$766,297
Repurchase of common stock	—	—	40,000	(261)	(40,219)	—	—	(219)
Equity awards vested, net of shares withheld for taxes	48	1	(2,523)	—	—	—	—	(2,522)
Share-based compensation	—	—	306	—	—	—	—	306
Comprehensive income	—	—	—	—	—	53,174	133	53,307
Balance, September 30, 2023	50,387	$504	$505,170	(12,613)	$(1,127,081)	$1,439,186	$(610)	$817,169

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	114	1	(3,974)	—	—	—	—	(3,973)
Shares purchased under employee stock purchase plan	—	—	1,757	—	—	—	—	1,757
Share-based compensation	—	—	7,739	—	—	—	—	7,739
Comprehensive income	—	—	—	—	—	17,328	84	17,412
Balance, March 31, 2024	50,537	$505	$512,065	(12,613)	$(1,127,043)	$1,469,003	$(339)	$854,191
Equity awards vested, net of shares withheld for taxes	43	1	(109)	—	—	—	—	(108)
Shares issued under employee stock purchase plan	33	—	—	—	—	—	—	—
Share-based compensation	—	—	6,357	—	—	—	—	6,357
Comprehensive income	—	—	—	—	—	16,237	182	16,419
Balance, June 30, 2024	50,613	$506	$518,313	(12,613)	$(1,127,043)	$1,485,240	$(157)	$876,859
Equity awards vested, net of shares withheld for taxes	18	—	(469)	—	—	—	—	(469)
Shares purchased under employee stock purchase plan	—	—	1,630	—	—	—	—	1,630
Share-based compensation	—	—	5,555	—	—	—	—	5,555
Comprehensive income	—	—	—	—	—	6,989	101	7,090
Balance, September 30, 2024	50,631	$506	$525,029	(12,613)	$(1,127,043)	$1,492,229	$(56)	$890,665

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$40,554	$198,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	132,305	117,795
Non-cash interest expense and other	1,601	1,587
Change in fair value of contingent consideration liabilities	—	2,430
Increase in allowance for credit losses and sales credits	5,556	31,968
Provision for deferred income taxes	(5,908)	8,495
Share-based compensation	19,651	15,442
Loss on disposal or impairment of long-lived assets	42	1,793
Net loss on investments in available-for-sale securities	197	228
Net gain on deferred compensation balances	(1,189)	(300)
Non-cash lease expense	(903)	1,146
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	162,958	77,572
Accounts receivable, subcontractor	49,137	92,750
Income taxes receivable	(3,603)	8,875
Prepaid expenses	3,462	344
Other current assets	163	3,793
Other assets	365	(1,103)
Accounts payable and accrued expenses	(131,796)	(122,763)
Accrued compensation and benefits	(16,082)	(78,290)
Other liabilities	(10,301)	52,503
Deferred revenue	1,395	840
Net cash provided by operating activities	247,604	413,295

Cash flows from investing activities:
Purchase and development of fixed assets	(64,671)	(73,831)
Proceeds from sale and maturity of investments	5,699	9,894
Proceeds from sale of equity investment	—	77
Payments to fund deferred compensation plan	(8,412)	(24,902)
Cash received for working capital settlement of prior year acquisition	1,649	—
Net cash used in investing activities	(65,735)	(88,762)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Payments on revolving credit facility	(260,000)	(330,000)
Proceeds from revolving credit facility	85,000	425,000
Repurchase of common stock (1)	—	(424,744)
Payment of financing costs	—	(3,579)
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	(7,500)
Cash paid for shares withheld for taxes	(4,550)	(11,943)
Net cash used in financing activities	(179,550)	(352,766)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,319	(28,233)
Cash, cash equivalents and restricted cash at beginning of period	108,273	137,872
Cash, cash equivalents and restricted cash at end of period	$110,592	$109,639

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,844	$6,891
Cash paid for interest (net of $509 and $1,026 capitalized for the nine months ended September 30, 2024 and 2023, respectively)	$38,125	$25,087
Cash paid for income taxes	$21,675	$10,833
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$9,589	$14,841
Excise tax payable on share repurchases	$—	$3,739
Right-of-use assets obtained in exchange for operating lease liabilities	$4,969	$25,794
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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$30,550	$32,935
Restricted cash and cash equivalents (included in other current assets)	18,004	22,056
Restricted cash, cash equivalents and investments	72,167	68,845
Total cash, cash equivalents and restricted cash and investments	120,721	123,836
Less restricted investments	(10,129)	(15,563)
Total cash, cash equivalents and restricted cash	$110,592	$108,273
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2024	2023
Balance as of January 1,	$32,233	$31,910
Provision for expected credit losses	5,664	5,464
Amounts written off charged against the allowance	(6,698)	(2,948)
Balance as of September 30,	$31,199	$34,426

2. ACQUISITIONS
The Company accounted for the acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on the analysis of the information that has been made available through September 30, 2024. The goodwill recognized for the acquisition is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company did not incur any material acquisition-related costs.
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
The preliminary allocation of the $291,169 purchase price, which was reduced by the final working capital settlement during the second quarter of 2024, consisted of (1) $43,323 of fair value of tangible assets acquired, which included $643 cash received, (2) $25,190 of liabilities assumed, (3) $92,000 of identified intangible assets, and (4) $181,036 of goodwill, of which $92,208 is deductible for tax purposes. The provisional items include the final working capital settlement and the assessment of additional information to finalize the measurement of certain assets acquired and liabilities assumed, which primarily consist of income tax matters and operating leases. The intangible assets acquired have a weighted average useful life of approximately seven years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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
Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. Revenue is recorded on a gross basis when the Company utilizes its own network of healthcare professionals (including nurses, allied healthcare professionals, locum tenens, and executive and leadership interim staff). Conversely, when the Company uses subcontractors under an MSP arrangement and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and recruitment process outsourcing services is recognized as the services are rendered. Depending on the arrangement, the Company’s technology-enabled service revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period. Revenue for the language services business is recorded on a gross basis. Under vendor management systems arrangements, revenue is recorded on a net basis as an agent because other companies are primarily responsible for providing the staffing services, for which the Company is entitled a percentage fee.
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

4. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$6,989	$53,174	$40,554	$198,190

Net income per common share - basic	$0.18	$1.39	$1.06	$5.01
Net income per common share - diluted	$0.18	$1.39	$1.06	$4.99

Weighted average common shares outstanding - basic	38,200	38,147	38,163	39,547
Plus dilutive effect of potential common shares	87	178	84	187
Weighted average common shares outstanding - diluted	38,287	38,325	38,247	39,734

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	411	43	392	84
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

5. SEGMENT INFORMATION
The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker for the purpose of evaluating performance and allocating resources. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse permanent placement, and allied staffing (including revenue cycle solutions) businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems, workforce optimization, and outsourced solutions businesses.
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
The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Nurse and allied solutions	$399,368	$573,426	$1,361,064	$2,086,921
Physician and leadership solutions	180,605	159,554	555,467	501,540
Technology and workforce solutions	107,536	120,483	332,541	382,524
	$687,509	$853,463	$2,249,072	$2,970,985
Segment operating income
Nurse and allied solutions	$35,110	$82,882	$134,659	$299,320
Physician and leadership solutions	18,134	21,609	62,017	73,165
Technology and workforce solutions	41,948	50,664	133,477	173,297
	95,192	155,155	330,153	545,782
Unallocated corporate overhead	24,335	27,196	78,318	108,286
Depreciation and amortization	41,122	39,175	126,942	113,599
Depreciation (included in cost of revenue)	1,928	1,552	5,363	4,196
Share-based compensation	5,555	306	19,651	15,442
Interest expense, net, and other	14,444	11,541	46,787	33,975
Income before income taxes	$7,808	$75,385	$53,092	$270,284

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2024	$382,420	$328,570	$400,559	$1,111,549
Goodwill adjustment for MSDR acquisition	—	5,266	—	5,266
Balance, September 30, 2024	$382,420	$333,836	$400,559	$1,116,815
Accumulated impairment loss as of December 31, 2023 and September 30, 2024	$154,444	$60,495	$—	$214,939

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended September 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$243,745	$—	$—	$243,745
Labor disruption services	486	—	—	486
Local staffing	10,494	—	—	10,494
Allied staffing	140,872	—	—	140,872
Locum tenens staffing	—	141,716	—	141,716
Interim leadership staffing	—	28,862	—	28,862
Temporary staffing	395,597	170,578	—	566,175
Permanent placement (1)	3,771	10,027	—	13,798
Language services	—	—	75,009	75,009
Vendor management systems	—	—	25,018	25,018
Other technologies	—	—	5,044	5,044
Technology-enabled services	—	—	105,071	105,071
Talent planning and acquisition	—	—	2,465	2,465
Total revenue	$399,368	$180,605	$107,536	$687,509

	Three Months Ended September 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$384,102	$—	$—	$384,102
Labor disruption services	777	—	—	777
Local staffing	16,991	—	—	16,991
Allied staffing	167,622	—	—	167,622
Locum tenens staffing	—	112,514	—	112,514
Interim leadership staffing	—	30,910	—	30,910
Temporary staffing	569,492	143,424	—	712,916
Permanent placement (1)	3,934	16,130	—	20,064
Language services	—	—	66,406	66,406
Vendor management systems	—	—	38,116	38,116
Other technologies	—	—	5,052	5,052
Technology-enabled services	—	—	109,574	109,574
Talent planning and acquisition	—	—	10,909	10,909
Total revenue	$573,426	$159,554	$120,483	$853,463

	Nine Months Ended September 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$854,746	$—	$—	$854,746
Labor disruption services	886	—	—	886
Local staffing	33,786	—	—	33,786
Allied staffing	462,001	—	—	462,001
Locum tenens staffing	—	429,700	—	429,700
Interim leadership staffing	—	89,373	—	89,373
Temporary staffing	1,351,419	519,073	—	1,870,492
Permanent placement (1)	9,645	36,394	—	46,039
Language services	—	—	221,749	221,749
Vendor management systems	—	—	81,671	81,671
Other technologies	—	—	15,993	15,993
Technology-enabled services	—	—	319,413	319,413
Talent planning and acquisition	—	—	13,128	13,128
Total revenue	$1,361,064	$555,467	$332,541	$2,249,072

	Nine Months Ended September 30, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,453,988	$—	$—	$1,453,988
Labor disruption services	11,515	—	—	11,515
Local staffing	61,038	—	—	61,038
Allied staffing	545,959	—	—	545,959
Locum tenens staffing	—	341,129	—	341,129
Interim leadership staffing	—	107,553	—	107,553
Temporary staffing	2,072,500	448,682	—	2,521,182
Permanent placement (1)	14,421	52,858	—	67,279
Language services	—	—	191,732	191,732
Vendor management systems	—	—	138,843	138,843
Other technologies	—	—	18,191	18,191
Technology-enabled services	—	—	348,766	348,766
Talent planning and acquisition	—	—	33,758	33,758
Total revenue	$2,086,921	$501,540	$382,524	$2,970,985
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.
The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
International nurse staffing (1)	$41,376	$53,990	$129,668	$155,454
International nurse permanent placement (2)	3,771	3,934	9,645	14,421
Total international nurse revenue	$45,147	$57,924	$139,313	$169,875
(1) Included in “Travel nurse staffing” as presented in the preceding tables.
(2) Included in “Permanent placement” as presented in the preceding tables.

6. NOTES PAYABLE AND CREDIT AGREEMENT
On February 10, 2023, the Company entered into the third amendment to its credit agreement (the “Third Amendment”). The Third Amendment provides for, among other things, the following: (i) an extension of the maturity date of the Senior Credit Facility to February 10, 2028, (ii) an increase of the Senior Credit Facility from $400,000 to $750,000, and (iii) a transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”)-based interest rate. As reported in the Company’s Current Report on Form 8-K filed on November 7, 2024, on November 5, 2024, the Company entered into the fourth amendment to its credit agreement which increased the consolidated net leverage ratio covenant for the year ending December 31, 2025. Additional information regarding the Senior Credit Facility and the amended credit agreement is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2023 Annual Report.

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2023 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2024.
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

	As of September 30, 2024	As of December 31, 2023
Commercial paper	$55,101	$48,206
Corporate bonds	—	—
Total classified as restricted cash equivalents	$55,101	$48,206
Commercial paper	$—	$—
Corporate bonds	10,129	15,563
Total classified as restricted investments	$10,129	$15,563
The Company’s contingent consideration liabilities associated with acquisitions are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income. There were no contingent consideration liabilities outstanding as of both September 30, 2024 and December 31, 2023.
The following table presents information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2024				Fair Value Measurements as of December 31, 2023
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation	$(188,738)	$—	$—	$(188,738)	$(165,574)	$—	$—	$(165,574)
Corporate bonds	—	10,129	—	10,129	—	15,563	—	15,563
Commercial paper	—	55,101	—	55,101	—	48,206	—	48,206
Assets Measured on a Non-Recurring Basis
The Company applies fair value techniques on a non-recurring basis associated with identifiable intangible assets acquired through acquisitions and valuing potential impairment losses related to its goodwill, indefinite-lived intangible assets, long-lived assets, and equity investments.
The fair value of identifiable intangible assets is determined using either the income approach (the relief-from-royalty method, multi-period excess earnings method or with-and-without method) or the cost approach (replacement cost method). These valuation approaches use a combination of assumptions, including Level 3 inputs, such as (i) forecasted revenue, growth rates and customer attrition rates, (ii) forecasted operating expenses and profit margins, and (iii) royalty rates and discount rates used to present value the forecasted cash flows.
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The fair value is determined by using quoted prices for identical or similar investments of the same issuer, which are Level 2 inputs, and other information available to the Company such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income. As of September 30, 2024, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $10,130, respectively. The balance of the equity investment was $12,503 as of both September 30, 2024 and December 31, 2023.
There were no material impairment charges recorded during the nine months ended September 30, 2024 and 2023.
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

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$486,875	$500,000	$468,750
2029 Notes	350,000	326,375	350,000	314,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of September 30, 2024, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2020.
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
On May 26, 2016, former travel nurse Verna Maxwell Clarke filed a complaint against AMN Services, LLC, in California Superior Court in Los Angeles County. The Company removed the case to the United States District Court for the Central District of California (Case No. 2:16-cv-04132-DSF-KS) (the “Clarke Matter”). The complaint asserts that, due to the Company’s per diem adjustment practices, traveling nurses’ per diem benefits should be included in their regular rate of pay for the purposes of calculating their overtime compensation. The Company reached an agreement to settle this matter in its entirety and accordingly recorded an accrual amounting to $62,000. Final approval of the settlement was granted in the second quarter of 2024, and the Company disbursed the settlement amount in the third quarter of 2024.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2024	December 31, 2023
Other current assets:
Restricted cash and cash equivalents	$18,004	$22,056
Income taxes receivable	8,953	5,350
Other	18,058	18,264
Other current assets	$45,015	$45,670

Fixed assets:
Furniture and equipment	$86,776	$71,815
Software	435,064	388,812
Leasehold improvements	16,102	15,839
	537,942	476,466
Accumulated depreciation	(341,040)	(285,081)
Fixed assets, net	$196,902	$191,385

Other assets:
Life insurance cash surrender value	$193,736	$162,780
Operating lease right-of-use assets	33,689	34,543
Other	39,841	39,473
Other assets	$267,266	$236,796

Accounts payable and accrued expenses:
Trade accounts payable	$44,033	$54,128
Subcontractor payable	72,024	122,983
Accrued expenses	75,928	82,257
Loss contingencies	7,963	69,837
Professional liability reserve	6,416	7,761
Other	6,842	6,881
Accounts payable and accrued expenses	$213,206	$343,847

Accrued compensation and benefits:
Accrued payroll	$52,437	$53,633
Accrued bonuses and commissions	23,800	31,236
ESPP contributions	53	950
Workers compensation reserve	6,169	12,130
Deferred compensation	188,738	165,574
Other	10,486	15,013
Accrued compensation and benefits	$281,683	$278,536

Other current liabilities:
Client deposits	$—	$8,707
Operating lease liabilities	6,363	7,993
Deferred revenue	12,738	11,303
Other	4,556	5,735
Other current liabilities	$23,657	$33,738

Other long-term liabilities:
Workers compensation reserve	$22,531	$21,169
Professional liability reserve	37,283	36,891
Operating lease liabilities	37,477	37,603
Other	13,468	13,316
Other long-term liabilities	$110,759	$108,979

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
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended September 30, 2024, we recorded revenue of $687.5 million, as compared to $853.5 million for the same period last year. For the nine months ended September 30, 2024, we recorded revenue of $2,249.1 million, as compared to $2,971.0 million for the same period last year.
Nurse and allied solutions segment revenue comprised 60% and 70% of total consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 25% and 17% of total consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year.
Technology and workforce solutions segment revenue comprised 15% and 13% of total consolidated revenue for both of the nine months ended September 30, 2024 and 2023, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
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

•Billable hours represent the number of hours worked by our healthcare professionals that we are able to bill on client engagements, which are used by management as a measure of volume in our nurse and allied solutions segment;
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
Recent Trends
Since the COVID-19 pandemic subsided, healthcare organizations have aggressively hired permanent staff and focused on cost containment and alternative staffing models that enabled them to reduce utilization of contingent labor. As a result, demand in our travel nurse business declined significantly and continues to remain below pre-pandemic levels. During the second quarter and through the third quarter, we have seen an increase in demand as measured by open orders, although it has not yet been realized in travelers on assignment. In our allied staffing business, demand continues to be above pre-pandemic levels and was up slightly on a quarter-over-quarter basis and was up significantly year over year primarily from high demand in therapy and imaging.
For our nurse and allied solutions segment, in the third quarter we saw a decrease in overall staffing volume from prior year due to lower travel nurse demand in the second quarter and visa retrogression impacting international nurse staffing. Compared to the prior quarter, the average number of travelers on assignment in the third quarter was down due to the lower demand environment earlier in the year and schools seasonality. Bill rates in the third quarter were down modestly from the second quarter due to seasonal trends and continued client focus on cost savings.
In our physician and leadership solutions segment, demand for our locum tenens staffing business declined from the prior year though it was higher compared with the prior quarter. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Revenue per day filled increased in the third quarter as compared to the prior year. Demand for our interim leadership and search businesses continues to be below prior year as some healthcare organizations defer hiring decisions or increase insourcing.
In our technology and workforce solutions segment, our language services business continued to experience an increase in minutes from our existing clients and growth from new clients. Volumes in our VMS business followed similar trends as our travel nurse business as compared to the prior year. VMS bill rates in the third quarter were down sequentially and year over year.
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

Results of Operations
The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The MSDR acquisition impacts the comparability of the results between the three and nine months ended September 30, 2024 and 2023. See additional information in the accompanying Note (2), “Acquisitions.” Our historical results are not necessarily indicative of our future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.0	66.1	68.9	66.7
Gross profit	31.0	33.9	31.1	33.3
Selling, general and administrative	21.8	19.1	21.1	19.2
Depreciation and amortization	6.0	4.6	5.6	3.9
Income from operations	3.2	10.2	4.4	10.2
Interest expense, net, and other	2.1	1.4	2.0	1.1
Income before income taxes	1.1	8.8	2.4	9.1
Income tax expense	0.1	2.6	0.6	2.4
Net income	1.0%	6.2%	1.8%	6.7%

Comparison of Results for the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenue. Revenue decreased 19% to $687.5 million for the three months ended September 30, 2024 from $853.5 million for the same period in 2023, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 30% to $399.4 million for the three months ended September 30, 2024 from $573.4 million for the same period in 2023. The $174.0 million decrease was primarily attributable to a 24% decrease in the average number of travelers on assignment, an approximately 8% decrease in the average bill rate, and a less than 1% decrease in average billable hours.
Physician and leadership solutions segment revenue increased 13% to $180.6 million for the three months ended September 30, 2024 from $159.6 million for the same period in 2023. The $21.0 million increase was attributable to higher revenue in our locum tenens business, which was partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew $29.2 million (or 26%) during the three months ended September 30, 2024 primarily due to additional revenue of $32.8 million in connection with the MSDR acquisition and a 5% increase in the revenue per day filled on an organic basis, partially offset by an 8% decrease in the number of days filled on an organic basis. Our interim leadership business experienced a decline of $2.0 million (or 7%) and our physician permanent placement and executive search businesses declined $6.1 million (or 38%) during the three months ended September 30, 2024, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 11% to $107.5 million for the three months ended September 30, 2024 from $120.5 million for the same period in 2023. The $13.0 million decrease was primarily attributable to a decline within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined $13.1 million (or 34%) for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a decline of $8.4 million (or 77%) primarily due to lower demand, while our language services business grew $8.6 million (or 13%) primarily due to a 15% increase in minutes during the three months ended September 30, 2024.

For the three months ended September 30, 2024 and 2023, revenue under our MSP arrangements comprised approximately 44% and 51% of our consolidated revenue, 68% and 70% of our nurse and allied solutions segment revenue, 15% and 19% of our physician and leadership solutions segment revenue, and 3% and 2% of our technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, decreased 16% to $474.5 million for the three months ended September 30, 2024 from $564.0 million for the same period in 2023. The $89.5 million decrease was attributable to a decline in our nurse and allied solutions segment, partially offset by increases in our physician and leadership solutions and technology and workforce solutions segments. The decrease in our nurse and allied solutions segment was primarily attributable to a $115.7 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The increase in our physician and leadership solutions segment was driven by a $23.3 million increase in clinician pay package costs, primarily due to the MSDR acquisition. The increase in our technology and workforce solutions segment was primarily attributable to $2.7 million of higher compensation and benefits primarily due to the aforementioned increase in minutes in our language services business. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2024	2023
Nurse and allied solutions	$299,617	$415,563
Physician and leadership solutions	129,570	106,248
Technology and workforce solutions	45,267	42,146
	$474,454	$563,957

Gross Profit. Gross profit decreased 26% to $213.1 million for the three months ended September 30, 2024 from $289.5 million for the same period in 2023, representing gross margins of 31.0% and 33.9%, respectively. The decline in consolidated gross margin for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing, travel and allowances and (2) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our higher-margin VMS business and higher revenue in our lower-margin language services business. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for the three months ended September 30, 2024 and 2023 was 25.0% and 27.5% for nurse and allied solutions, 28.3% and 33.4% for physician and leadership solutions, and 57.9% and 65.0% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $149.7 million, representing 21.8% of revenue, for the three months ended September 30, 2024, as compared to $163.4 million, representing 19.1% of revenue, for the same period in 2023. The decrease in SG&A expenses was primarily due to a $7.3 million decrease in professional services, legal and other expenses due to prudent expense management. The year-over-year increase in SG&A expenses in our physician and leadership solutions segment was driven by $5.8 million of additional SG&A expenses from the MSDR acquisition, partially offset by $4.6 million of lower segment expenses amid the decline in organic revenue. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2024	2023
Nurse and allied solutions	$64,641	$74,981
Physician and leadership solutions	32,901	31,697
Technology and workforce solutions	22,249	29,225
Unallocated corporate overhead	24,335	27,196
Share-based compensation	5,555	306
	$149,681	$163,405

Depreciation and Amortization Expenses. Amortization expense decreased 2% to $22.1 million for the three months ended September 30, 2024 from $22.6 million for the same period in 2023, primarily attributable to having more intangible assets fully amortized during the three months ended September 30, 2024, partially offset by additional amortization expense related to the intangible assets acquired in the MSDR acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 14% to $19.0 million for the three months ended September 30, 2024 from $16.6 million for the same period in 2023, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $1.9 million and $1.6 million of depreciation expense for our language services business is included in cost of revenue for the three months ended September 30, 2024 and 2023, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $14.4 million during the three months ended September 30, 2024 as compared to $11.5 million for the same period in 2023. The increase was primarily due to a higher average debt outstanding balance during the three months ended September 30, 2024.

Income Tax Expense. Income tax expense was $0.8 million for the three months ended September 30, 2024 as compared to $22.2 million for the same period in 2023, reflecting effective income tax rates of 10% and 29% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of a net discrete tax benefit of $2.2 million during the three months ended September 30, 2024 compared to a $1.4 million net discrete tax expense during the same period in 2023, in relation to income before income taxes of $7.8 million and $75.4 million for the three months ended September 30, 2024 and 2023, respectively. We currently estimate our annual effective tax rate to be approximately 24% for 2024. The 10% effective tax rate for the three months ended September 30, 2024 differs from our estimated annual effective tax rate of 24% primarily due to certain discrete tax benefits recognized during the three months ended September 30, 2024, in relation to income before income taxes.

Comparison of Results for the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenue. Revenue decreased 24% to $2,249.1 million for the nine months ended September 30, 2024 from $2,971.0 million for the same period in 2023, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment.
Nurse and allied solutions segment revenue decreased 35% to $1,361.1 million for the nine months ended September 30, 2024 from $2,086.9 million for the same period in 2023. The $725.8 million decrease was primarily attributable to a 24% decrease in the average number of travelers on assignment, an approximately 12% decrease in the average bill rate, and a 2% decrease in average billable hours.
Physician and leadership solutions segment revenue increased 11% to $555.5 million for the nine months ended September 30, 2024 from $501.5 million for the same period in 2023. The $54.0 million increase was attributable to higher revenue in our locum tenens business, which was partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew $88.6 million (or 26%) during the nine months ended September 30, 2024 primarily due to additional revenue of $104.0 million in connection with the MSDR acquisition and a 6% increase in the revenue per day filled on an organic basis, partially offset by a 10% decrease in the number of days filled on an organic basis. Our interim leadership business experienced a decline of $18.2 million (or 17%) and our physician permanent placement and executive search businesses declined $16.5 million (or 31%) during the nine months ended September 30, 2024, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 13% to $332.5 million for the nine months ended September 30, 2024 from $382.5 million for the same period in 2023. The $50.0 million decrease was primarily attributable to a decline within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined $57.2 million (or 41%) for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a decline of $20.6 million (or 61%) primarily due to lower demand, while our language services business grew $30.0 million (or 16%) primarily due to an 18% increase in minutes during the nine months ended September 30, 2024.
For the nine months ended September 30, 2024 and 2023, revenue under our MSP arrangements comprised approximately 46% and 55% of our consolidated revenue, 70% and 73% of our nurse and allied solutions segment revenue, 14% and 20% of our physician and leadership solutions segment revenue, and 3% and 2% of our technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue decreased 22% to $1,548.7 million for the nine months ended September 30, 2024 from $1,982.4 million for the same period in 2023. The $433.7 million decrease was attributable to a decline in our nurse and allied solutions segment, partially offset by increases in our physician and leadership solutions and technology and workforce solutions segments. The decrease in our nurse and allied solutions segment was primarily attributable to a $500.8 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The increase in our physician and leadership solutions segment was driven by a $59.9 million increase in clinician pay package costs, primarily due to the MSDR acquisition. The increase in our technology and workforce solutions segment was primarily attributable to $11.4 million of higher compensation and benefits primarily due to the aforementioned increase in minutes in our language services business. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2024	2023
Nurse and allied solutions	$1,025,384	$1,531,416
Physician and leadership solutions	388,141	327,983
Technology and workforce solutions	135,159	122,953
	$1,548,684	$1,982,352

Gross Profit. Gross profit decreased 29% to $700.4 million for the nine months ended September 30, 2024 from $988.6 million for the same period in 2023, representing gross margins of 31.1% and 33.3%, respectively. The decline in consolidated gross margin for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing and travel and (2) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our higher-margin VMS business and higher revenue in our lower-margin language services business. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for the nine months ended September 30, 2024 and 2023 was 24.7% and 26.6% for nurse and allied solutions, 30.1% and 34.6% for physician and leadership solutions, and 59.4% and 67.9% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. SG&A expenses were $473.6 million, representing 21.1% of revenue, for the nine months ended September 30, 2024, as compared to $570.8 million, representing 19.2% of revenue, for the same period in 2023. The decrease in SG&A expenses was primarily due to $44.0 million of lower employee compensation and benefits (inclusive of share-based compensation) amid lower organic revenue across our segments, a $27.9 million decrease in professional services, legal and other expenses driven by a $21.0 million increase in the legal settlement accrual for the Clarke matter recognized in the prior year, an approximately $16.3 million decrease in other expenses associated with our revenue decline, and a $2.4 million decrease related to changes in the fair value of contingent consideration liabilities from acquisitions recognized in the prior year. The year-over-year increase in SG&A expenses in our physician and leadership solutions segment was driven by $19.2 million of additional SG&A expenses from the MSDR acquisition, partially offset by $16.7 million of lower employee compensation and benefits on an organic basis amid the decline in organic revenue. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2024	2023
Nurse and allied solutions	$201,021	$256,185
Physician and leadership solutions	105,309	100,392
Technology and workforce solutions	69,268	90,470
Unallocated corporate overhead	78,318	108,286
Share-based compensation	19,651	15,442
	$473,567	$570,775
Depreciation and Amortization Expenses. Amortization expense increased 8% to $71.7 million for the nine months ended September 30, 2024 from $66.3 million for the same period in 2023, primarily attributable to additional amortization expense related to the intangible assets acquired in the MSDR acquisition. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 17% to $55.2 million for the nine months ended September 30, 2024 from $47.3 million for the same period in 2023, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $5.4 million and $4.2 million of depreciation expense for our language services business is included in cost of revenue for the nine months ended September 30, 2024 and 2023, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $46.8 million during the nine months ended September 30, 2024 as compared to $34.0 million for the same period in 2023. The increase was primarily due to a higher average debt outstanding balance during the nine months ended September 30, 2024.
Income Tax Expense. Income tax expense was $12.5 million for the nine months ended September 30, 2024 as compared to $72.1 million for the same period in 2023, reflecting effective income tax rates of 24% and 27% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective income tax rate was primarily attributable to the Company’s recognition of a net discrete tax benefit of $5.5 million during the nine months ended September 30, 2024 compared to a net discrete tax benefit of $2.9 million recognized during the same period in 2023, in relation to income before income taxes of $53.1 million and $270.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities	$247,604	$413,295
Net cash used in investing activities	(65,735)	(88,762)
Net cash used in financing activities	(179,550)	(352,766)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,319	$(28,233)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of September 30, 2024, (1) $285.0 million was drawn with $444.6 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2023 Annual Report.
As of September 30, 2024, the total of our contractual obligations under operating leases with initial terms in excess of one year was $52.7 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2023 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
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

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $247.6 million, compared to $413.3 million for the same period in 2023. The decrease in net cash provided by operating activities was primarily attributable to (1) a decrease in net income excluding non-cash expenses of $186.9 million primarily due to a decline in segment operating income across our segments, (2) a decrease in other liabilities between periods of $62.8 million primarily due to prior year increases in income taxes payable (resulting from the timing of income tax payments) and accrued loss contingencies, (3) an increase in income taxes receivable between periods of $12.5 million primarily due to an overpayment of estimated taxes during the year ended December 31, 2022, and (4) a decrease in accounts payable and accrued expenses between periods of $9.0 million primarily due to payment of the legal settlement amount for the Clarke matter in the current year, partially offset by a larger decrease in the subcontractor payable balance in the prior year as compared to the current year primarily attributable to declines in associate vendor usage and timing of payments. The overall decrease in net cash provided by operating activities was partially offset by (1) an increase in accrued compensation and benefits between periods of $62.2 million primarily due to bonuses and commissions that were paid during the three months ended March 31, 2023 and (2) a decrease in accounts receivable and subcontractor receivables between periods of $41.8 million primarily due to a larger decrease in the receivables balance in the current year as compared to the prior year, which was primarily attributable to declines in revenue and associate vendor usage during the nine months ended September 30, 2024 along with timing of collections. Our Days Sales Outstanding (“DSO”) was 60 days at September 30, 2024, 70 days at December 31, 2023, and 61 days at September 30, 2023.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $65.7 million, compared to net cash used in investing activities of $88.8 million for the same period in 2023. The decrease was primarily due to $8.4 million of payments to fund the deferred compensation plan during the nine months ended September 30, 2024, as compared to $24.9 million of payments during the nine months ended September 30, 2023. In addition, capital expenditures were $64.7 million and $73.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2024 was $179.6 million, due to repayments of $260.0 million under the Senior Credit Facility and $4.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $85.0 million under the Senior Credit Facility. Net cash used in financing activities during the nine months ended September 30, 2023 was $352.8 million, due to (1) $424.7 million paid in connection with the repurchase of our common stock, (2) repayments of $330.0 million under the Senior Credit Facility, (3) $11.9 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, (4) $7.5 million for acquisition contingent consideration earn-out payments and (5) $3.6 million payment of financing costs in connection with the Third Amendment (as defined below), all of which was partially offset by borrowings of $425.0 million under the Senior Credit Facility.
Amended Credit Agreement
On February 10, 2023, we entered into the third amendment to our credit agreement (the “Third Amendment”). The Third Amendment (together with the credit agreement as amended to such date, collectively, the “Amended Credit Agreement”) provided for, among other things, an increase to the revolving commitments under the Senior Credit Facility to $750.0 million and an extension of the maturity date of the Amended Credit Agreement to February 10, 2028. As reported in our Current Report on Form 8-K filed on November 7, 2024, on November 5, 2024, we entered into the fourth amendment to our credit agreement (the “Fourth Amendment”) which increased our consolidated net leverage ratio covenant for the year ending December 31, 2025. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. We describe in further detail the terms of the Amended Credit Agreement in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2023 Annual Report.
Letters of Credit
At September 30, 2024, we maintained outstanding standby letters of credit totaling $20.9 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.9 million of outstanding letters of credit, we have collateralized approximately $0.6 million in cash and cash equivalents and the remaining approximately $20.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2023 totaled $21.3 million.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about the expenses of public entities. The new guidance requires more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales and selling, general, and administrative expenses) and requires public entities to disclose, on an annual and interim basis, the amounts of expenses included in each relevant expense caption presented on the face of the income statement within continuing operations, in a tabular format. Additionally, public entities will be required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
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

•the severity and duration of the impact the COVID-19 pandemic or any future pandemic or health crisis, the “Great Resignation,” economic downturns, inflation, recession or slow recoveries have on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;
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
•any failure to further develop and evolve our current workforce solutions technology offerings and capabilities, an increase in competition, or the ability of our competitors to respond more quickly to new or emerging client needs and marketplace conditions, which may harm our business and/or impact our ability to compete;
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
•any inability on our part to maintain our positive brand awareness and identity, which may adversely affect our results of operations;
•the expansion of social media platforms presents new risks and challenges, which could cause damage to our brand reputation;
•any recognition of an impairment to the substantial amount of goodwill or intangible assets on our balance sheet, which would adversely affect our results of operations;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2024, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024. A 100 basis point change in interest rates as of September 30, 2024 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three and nine months ended September 30, 2024, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of September 30, 2024. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the nine months ended September 30, 2024, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2023 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

4.1
Fourth Amendment to Credit Agreement, dated as of November 5th, 2024, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and Truist Bank, as administrative agent.*

10.1	Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Management Contract or Compensatory Plan or Arrangement).*

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Jeffrey R. Knudson pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Jeffrey R. Knudson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024

/S/ JEFFREY R. KNUDSON
Jeffrey R. Knudson Chief Financial Officer (Principal Financial and Accounting Officer)