Form 10-K
period 2024-12-31
AMN HEALTHCARE SERVICES INC
filed 2025-02-21
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024, was $1,934,078,967 based on a closing sale price of $51.23 per share.
As of February 18, 2025, there were 38,189,048 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on May 2, 2025 have been incorporated by reference into Part III of this Form 10-K.

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 8	Page 8
Management’s Discussion & Analysis	Financial Statements
Page 23	Page 35

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 22
Results of Operations	Page 25
Liquidity and Capital Resources	Page 27
Financial Statement Footnotes	Page 43

Item 1.    Business

Overview of Our Company and Business Strategy
AMN Healthcare empowers the future of care through one of the nation’s broadest network of highly-qualified healthcare professionals. As the leader and innovator in total talent solutions for the healthcare sector in the United States, we tailor our solutions to our clients’ workforce challenges and goals, and provide staffing, talent optimization strategies, and technology solutions to support caregivers and patient care. We are passionate about all aspects of our mission to:
•Deliver the right talent and insights to help healthcare organizations optimize their workforce.
•Provide healthcare professionals opportunities to do their best work toward high-quality patient care.
•Create an innovative and values-based culture in which our team members can achieve their goals.
Our solutions enable our clients to build a quality, cost effective workforce, increase efficiency, and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, language services, technology, predictive and market analytics, and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer temporary and permanent career opportunities to our healthcare professionals, from nurses, physicians, and allied health professionals to healthcare leaders and executives in a variety of settings across the nation.
Our strategy is designed to support growth in the number and size of customer relationships and expansion of the markets we serve as care delivery settings continue to evolve and expand. Driving increased adoption of our numerous talent solutions through cross-selling will deepen and broaden our customer relationships. We will continue to innovate, develop and invest in new, complementary service and technology solutions that optimize and manage our clients’ workforce, enhance the patient experience, better engage our talent network and expand into different healthcare delivery settings. We expect this will enable us to expand our strategic customer relationships, while driving more recurring revenue, improve margin mix, and be less sensitive to economic cycles.

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
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. We have accelerated the integration of technology-based solutions in our core recruitment processes through investment in digital capabilities, mobile applications, brand consolidation and data analytics. These technology investments provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. For example, during 2024, we launched WorkWise, a healthcare technology solution that quantifies staffing demand with predictive scheduling, automates workforce and vendor management in one solution, and seeks to improve the clinician experience. We added capabilities and functionalities for ShiftWise Flex, AMN Healthcare’s next-generation VMS that leverages the power of automation to increase efficiency of talent matching, credentialing, and candidate self-service, enabling our clients to develop sustainable workforces to deliver better outcomes for patients and caregivers alike. ShiftWise Flex is also integrated with AMN Passport, our top clinician-rated mobile application with more than 270,000 registered users as of January 2025. AMN Passport provides a centralized experience for nurses and allied professionals to find, book and manage assignments, access time and pay details, and receive instantaneous alerts and updates, while also creating operational efficiencies through the ability to customize job preferences, store and manage credentials, electronically sign important documents and contact our dedicated recruiters. We believe our investments in technology systems will help us realize greater scale, agility, speed, and cost efficiencies and will improve the experience for our healthcare professionals and clients.

Human Capital Management
Our human capital management strategy is a foundation of our business strategy as we strive to address the short- and long-term talent needs of our clients. Development of a broad base of healthcare professionals and corporate team members who feel valued, respected and supported is essential to driving shareholder value and achieving our long-term growth objectives. To support these objectives, our human capital management strategy focuses on talent acquisition, engagement, retention, employee well-being and belonging.

Employee Well-being

Our commitment to supporting the mental, physical, and economic well-being of our team members and healthcare professionals continued throughout 2024. The care, support and safety of our frontline healthcare professionals remains at the forefront for us. We have provided our healthcare professionals with additional support through access to employee assistance programs, on demand mental health resources through nonprofit partners and third-party vendors, wellness products and services to care for them while they are caring for our communities. We have also updated AMN Passport, our top clinician-rated mobile application, to allow users to see their impact on the patients they support. The app now includes an impact tracker in user profiles that shows the amount of patient care hours they provide and how many communities they serve over their career with us.

We also continued our AMN Healthcare Hardship Fund and our AMN Caring for Caregivers Fund, through which corporate team members and healthcare professionals, respectively, can receive financial support for qualifying events such as life-threatening or serious illnesses, natural disasters, funeral costs, or other events causing financial strain. This support is in addition to the insurance and other benefits and employee assistance programs available to support our team members and healthcare professionals.

To reward our employees for their efforts and dedication to advancing AMN Healthcare and supporting our clients and healthcare professionals and to further align their interests with that of our shareholders, we continued to offer an employee stock purchase plan (“ESPP”) to attract, motivate and retain employees and to provide a way for our employees to acquire an equity interest in our company.

For our corporate team members, we provide comprehensive benefit options, including health insurance, a prescription drug benefit, life and disability insurance, and paid time off. We also provide a variety of other voluntary programs to support the health and well-being of our team members and their families, such as health and flexible spending accounts, family leave, adoption assistance, education assistance, retirement plans, employee assistance programs, and financial wellness programs.

We embrace a flexible work environment, with team members working a combination of in office and virtually to fully support our clients and healthcare professionals with the highest level of service, regardless of location and without disruption to our business operations. We believe it is important to bring our teams together to instill and reinforce our values-based culture, provide an opportunity to build meaningful connections with each other and the communities we serve as well as provide ongoing professional development and advancement opportunities. Our team members are located across the country, and we have offices in Dallas, TX; San Diego, CA; Boca Raton, FL; Florham Park, NJ; and Atlanta, GA.

As of December 31, 2024, we had 2,968 corporate team members, which includes both full-time and part-time employees. During the fourth quarter of 2024, we had an average of (1) 9,206 nurses, allied and other healthcare professionals, (2) 257 executive and clinical leadership interim staff, and (3) 2,819 medically qualified interpreters working for us. This does not include independent contractors, such as our locum tenens and contract interpreters, who were not our employees in 2024. In addition to our team members and independent contractors, we also leverage global partners to support our 24/7 client service model.

Learning and Professional Development
To help our team members and healthcare professionals achieve their personal and professional goals, we continue to make significant investments in our multi-faceted professional development programs.

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

Throughout 2024, nearly 500 team members were promoted or transferred internally into new positions, representing approximately 17% of our corporate team members. Our professional development education assistance program provides reimbursement to our corporate team members to advance their knowledge and skills through certificate and degree programs. We offer leadership development curriculums led by our team of learning and talent development professionals for newly hired and promoted leaders, called LEAD at AMN, as well as a leadership curriculum for our individual contributors who are seeking leadership positions, which we call our emerging leaders program. Additionally, our mentorship program allows team members the opportunity to connect with colleagues across the company to support their development, strengthen their skills, and deepen relationships. Approximately 10% of our team members were enrolled in the mentoring program during 2024, which resulted in approximately 100 mentoring connections. These programs are supplemented with resources from our corporate memberships in large industry associations, to which every team member has access.

Our training and development programs include curriculum that promotes our values-based culture and commitment to ethics and compliance. In 2024, we had a 98% completion rate for our ethics and compliance training program, which includes, but is not limited to, training on our Code of Conduct, harassment prevention and cybersecurity.

Team Member Communication and Engagement
Team member engagement is of critical importance to our success. In 2024, we continued to prioritize engaging with our team members through quarterly town halls and an enterprise-wide company meeting with our chief executive officer and other senior executives. To assess the engagement of our team members and take action to mitigate risks associated with workforce engagement, development and retention, we conducted our annual survey to assess team member engagement, with 79% enterprise participation.

In 2024, we continued our focus on creating opportunities for team members to build connections with colleagues through our ten employee resource groups (“ERG”). Best practice research indicates that team member engagement and retention is positively impacted if team members are connected to peers who share their viewpoints and backgrounds and leaders who are invested in their success. These resource groups continue to foster engagement through their close alignment with the interests and backgrounds of our team members. As of December 31, 2024, more than 45% of our corporate team members participate in one or more ERG. Each ERG is sponsored by one or more members of our executive team, and in 2024, AMN’s collective ERGs hosted more than 150 member events and meetings.

While our team members’ backgrounds and experiences are broad, here is a snapshot of the demographics of our corporate team members as of December 31, 2024: 68% of our team members are women; 73% of our supervisor through senior manager roles are held by women; 44% of our board of directors are women; 37% of our team members identify as black, indigenous, or people of color (“BIPOC”); our team is 57% Millennials, 32% Generation X, 6% Baby Boomers, and 5% Generation Z; and team members self-identified as veterans, disabled, and LGBTQ+, each representing approximately 3% of our team.

Board Oversight

Our Board of Directors plays an active role in overseeing our human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our human capital management programs, including talent strategies, compensation plans and policies, and talent acquisition, development, engagement and retention.

Our Services
In 2024, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. We describe each segment’s revenue and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Our go-to-market strategy blends solutions from all three reportable segments, combining staffing, talent planning and acquisition, and technology-enabled solutions.

Workforce Staffing
(1) Nurse Staffing. We offer a range of specialty recruitment and temporary assignment lengths for nursing. A rigorous quality process ensures that each nursing candidate possesses the necessary training, licensure, and clinical competencies needed for a client facility. Nurse staffing solutions that we offer include (a) travel nurse staffing which are typically for a 13-week assignment but can support a wide range of assignment lengths, (b) international nurse staffing for which we recruit registered nurses from outside of the United States on long-term contracts ranging from 24 to 36 months, (c) international nurse permanent placement which provides our clients with direct placement of nurses from outside of the United States, (d) crisis nurse staffing (commonly referred to as critical staffing and rapid response nursing) for which we quickly deploy registered nurses on assignment during critical periods such as unexpected specialty gaps and urgent needs, including pandemic surges, natural disasters and other emergency situations, (e) labor disruption staffing for which we provide crucial support for clients involved in strikes of nurses and allied professional staff, and (f) local staffing of all nursing specialties, covering short-term assignments with same-day shifts that potentially last for several weeks.

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

(4) Physician and Advanced Practice Staffing. We provide locum tenens staffing services through which we offer clients thousands of physicians of all specialties and advanced practice and other clinicians. Typically on an independent contractor basis, locum tenens professionals are placed on temporary assignments with all types of healthcare organizations throughout the United States, including hospitals, health systems, medical groups, occupational medical clinics, psychiatric facilities, government institutions and insurance companies. We also offer full-service, permanent physician search (also referred to as physician permanent placement) across many specialties and modalities, specializing in recruiting and placing top physicians and advanced practitioner talent in jobs across the country.

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

(6) Executive Search and Academic Leadership. Augmenting our permanent placement service offerings, we provide executive leadership search services across the healthcare industry with areas of focus including academic medical centers and children’s hospitals nationwide. This business line provides us greater access to the “C-suite” of our clients and prospective clients, which we believe helps improve our visibility as a strategic partner to them and helps provide us with cross-selling opportunities.

Talent Planning & Acquisition

(7) Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. Through our MSPs, we place our own healthcare professionals and utilize other staffing agencies to fulfill the client’s needs. We believe an MSP increases efficiencies and often provides cost savings while enhancing provider experiences. We often use our own VMS technology as part of our staffing-led and vendor-neutral MSPs, which we believe further enhances the value of our service offering. In 2024, we had approximately $2.0 billion in spend under management through our MSPs and approximately 45% of our consolidated revenue flowed through MSP relationships. Together with the vendor-neutral spend through our VMS programs (as discussed below), we had approximately $4.0 billion of spend under management during 2024.

(8) Recruitment Solutions. We partner with clients to streamline their permanent workforce planning and recruitment process through one efficient, agile solution. Our recruitment solutions, which many refer to as RPO, are customized to the client’s particular needs, in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on their behalf. We provide technology and data intelligence that enable sustainable, long-term improvement and offer flexible solution options and agile, scalable processes in our pay-for-performance model.

Technology
(9) Language Interpretation. AMN Language Services provides healthcare interpretation services via proprietary platforms that enable video remote interpretation, over the phone interpretation, onsite interpretation, and telehealth interoperability, with more than 375 health systems, more than 2,600 hospitals, and thousands of clinics using our solutions. These services are all supported by proprietary technology platforms which enable real-time routing of video and audio calls, drive client efficiency with an in-person scheduling mobile application, and power interoperability with multiple telehealth platforms and EMRs.

(10) Vendor Management Systems. In addition to our MSP capabilities, we are also a leading provider for vendor-neutral VMS technology and support services for clients that prefer to self-manage the procurement of contingent clinical labor and their internal float pool. If clients use other staffing companies (associate vendors), our software as a service (“SaaS”)-based VMS technologies help them track and efficiently organize their staffing process. Our leading VMS products, which collectively serve clients of all sizes and complexity, are ShiftWise Flex, Medefis and b4health. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2024, we had approximately $2.0 billion in spend flow through our VMS programs, for which we typically earn a fee as a percentage of spend.

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

We recruit our healthcare professionals, depending on the particular service line, under the following brands: AMN Healthcare, Nursefinders, O’Grady Peyton International, Connetics, Medical Search International, DRW Healthcare Staffing, and B.E. Smith. Our recruiting strategy is supported by innovative and effective digital-first marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals.

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

Our Geographic Markets and Client Base
During each of the past three years, (1) we generated substantially all our revenue in the United States and (2) substantially all our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2024, the largest percentages of our revenue were concentrated in California, New York and Texas.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients include many of the largest and most prestigious and progressive health care systems in the country. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 16% of our consolidated revenue and 23% of our nurse and allied solutions segment revenue for the fiscal year ended December 31, 2024. No other client healthcare system or single client facility comprised more than 5% of our consolidated revenue for the fiscal year ended December 31, 2024.

Our Industry
The primary healthcare service markets in which we compete are U.S. temporary and contract healthcare staffing, workforce vendor neutral (i.e., VMS) and managed service programs, locum tenens, and language services. We also operate within the interim leadership, executive search, physician permanent placement, RPO, and workforce optimization and consulting services markets.
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
•Supply of Healthcare Professionals. While reports differ on the existence and extent of current and future healthcare professional shortages, many regions of the United States are experiencing a shortage of physicians and nurses that we believe will persist in the future. The Association of American Medical Colleges estimates a nationwide physician shortage up to 86,000 by 2036. In nursing, the World Health Organization estimates a worldwide shortage of 4.5 million by 2030. According to the National Council of State Boards of Nursing, approximately 900,000 registered nurses are anticipated to leave the workforce by the end of 2027. Demand for our services is positively correlated with activity in the permanent labor market. When nurse vacancy rates increase, temporary nurse staffing orders typically increase as well.
•General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of national health spending, projected by the Centers for Medicare & Medicaid Services to grow at average annual rates of 4.9% and 5.6% from 2025-2026 and 2027-2032, respectively, while Medicare spending growth is projected to increase to average annual rates of 7.1% and 7.6% for the same time periods, respectively. According to the U.S. Census Bureau, the number of adults age 65 or older grew by 9.4% from

2020 to 2023 and is projected to grow an estimated 31% between 2022 and 2035. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce.
•Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient experience and outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2024, approximately 45% of our consolidated revenues were generated through MSP relationships.
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

Larger firms, such as us, also generally have a deeper, more comprehensive infrastructure with a more established operating model and processes that provide the long-term stability and foundation for quality standards recognition, such as the Joint Commission staffing agency certification. As compared to many private firms, we also offer transparency and financial and operational controls, which we believe further enhance the value of our service offering. In its 2024 ratings for MSPs, HRO Today recognized AMN Healthcare in the Baker’s Dozen for overall quality of services, breadth of services and size of deals.

We are a leading provider of nurse, allied and locum tenens staffing in the United States. With the historic levels of demand as a result of the COVID-19 pandemic, the healthcare staffing industry grew significantly and has been further fragmented. In nurse and allied staffing, we compete with several national competitors together with numerous smaller, regional and local companies. The locum tenens staffing market consists of many small- to mid-sized companies with only a small number of national competitors of which we are one. The healthcare interim leadership staffing, healthcare executive search services, and physician permanent placement services markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. We also believe we have a market-leading share in vendor neutral and managed services solutions, including VMS and MSP, and healthcare language interpretation services. With the stronger competitive market, we believe AMN Healthcare is well-positioned as a tech-centric total talent solutions partner to capitalize on the larger, addressable market through our comprehensive set of workforce and tech-enabled solutions. Our leading competitors vary by segment and include Amergis, Aya Healthcare, CHG Healthcare Services, Cross Country Healthcare, HealthTrust Workforce Solutions, Ingenovis Health, Jackson Healthcare, LanguageLine Solutions, and Medical Solutions. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and internal travel agencies.

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

Government Regulation

We are subject to the laws of the United States and certain foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Additionally, individual states often have regulations governing healthcare staffing agencies and technology platforms, requiring registration and various types of certifications and reporting. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position.

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

If our clients are able to increase the effectiveness of their staffing and recruitment functions through analytics, automation, machine learning, artificial intelligence (“AI”) or other advanced technologies or otherwise increase the effectiveness of their permanent hiring or retention of permanent employees, their need for our services may decline. With the advent of technology and more sophisticated staffing management and recruitment processes, including internal “travel,” other healthcare staffing models, and the increasing adoption of AI technologies, clients may be able to successfully increase the efficiency and effectiveness of their internal staffing management and recruiting efforts, through more effective planning and analytic tools, internet- or social media-based recruiting or otherwise. Such new technologies and processes could reduce the demand for our services, which could negatively affect our business.
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

Demand for our staffing services and workforce technology solutions fluctuated over the course of the COVID-19 pandemic. Initially, in 2020, demand for some temporary healthcare professionals and services decreased as the demand for non-essential and elective healthcare was initially negatively impacted by the COVID-19 pandemic. As the pandemic subsided, demand and bill rates, especially in our nurse and allied solutions businesses, decreased from the levels seen during the pandemic. This decrease in demand has had a negative impact on our revenue, financial condition, and results of operations. However, we are unable to predict the duration and extent to which demand for our services or bill rates will be negatively impacted.
The COVID-19 pandemic disrupted, and any other future outbreak of illness or other public health crises or reemergence or future strain of COVID-19 may also disrupt, our operations due to the unavailability of our corporate team members or healthcare professionals due to illness, risk of illness, quarantines, travel restrictions, vaccine mandates or other factors that limit our existing or potential workforce and pool of candidates. In addition, we have and may in the future experience negative financial effects related a pandemic or other future outbreaks of illness due to higher workers’ compensation and health insurance costs, for which we are largely self-insured, and payroll costs associated with quarantine of our healthcare professionals. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members.
The economic impact of the COVID-19 pandemic negatively impacted the financial condition of many hospitals and healthcare systems, and our clients continue to face cost pressures and in turn are looking to decrease expenses, including for contingent labor and other services. Demand for our services may be impacted by these cost pressures and we may be subject to claims from these clients relating to the ability to provide services under terms and conditions that they believe are fair and reasonable.

Additionally, outbreaks of illness, public health crises or reemergence or future strain of COVID-19 could occur and may have similar or even more significant impact on our business.

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
Patient delivery settings continue to evolve, giving rise to alternative modes of healthcare delivery, such as retail medicine, telemedicine and home health. In addition, changes in reimbursement models and government mandates are also impacting healthcare environments.

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

Hospital concentration coupled with our managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 16% of our consolidated revenue in 2024. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

Like all employers, we must also comply with various laws and regulations relating to employment and pay practices and from time to time may be subject to individual, representative and class action lawsuits related to alleged wage and hour violations under California and Federal law. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time. While we believe that our employment and pay practices materially comply with relevant laws and regulations, interpretations of these laws change. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. These laws and regulations may also impede our ability to grow the size and profitability of our operations. In addition, our involvement in these matters and any related adverse rulings may result in increased costs and expenses, cause us from time to time to significantly increase our legal accruals and/or modify our pay practices, all of which would likely have an adverse impact on our financial performance and profitability.

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

As we grow and increase our leadership position, we are at greater risk for anti-competitive conduct claims and investigations, such as violation of federal and state antitrust laws and unfair business practices. An environment of high-demand for healthcare staffing support coupled with the healthcare labor shortage, especially with respect to nurse and allied healthcare professionals, has led and may continue to lead to higher wages for healthcare professionals and higher costs to our clients for healthcare staffing. This may lead to claims and investigations into pricing and competitive conduct in the healthcare staffing industry. While we believe that our business practices, including pricing and competitive conduct, comply with all applicable laws and regulations, we may nonetheless be subject to inquiries, claims or investigations which could negatively impact our reputation and business.

As we incorporate AI and machine learning into our business there are uncertainties in the legal regulatory regime relating to AI that may require significant resources to modify and maintain our business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. If the jurisdictions in which we operate decide to adopt laws governing AI, such legislation may render the use of such technologies challenging, impossible or financially prohibitive.

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

We are subject to federal and state healthcare industry regulation including conduct of operations, costs and payment for services and payment for referrals as well as laws regarding immigration and government contracting.

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

In our international nurse business, we recruit registered nurses from outside of the United States who rely on visas to be eligible to be placed or hired directly with healthcare facilities. Visa retrogression, where the date(s) that determine availability for applying for a visa are moved to a later date, has had and may in the future have a negative impact on our international nursing volumes. Additionally, other changes in immigration policy, laws and processes could negatively impact our financial performance.

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

We are also subject to certain state laws and regulations applicable to healthcare staffing and “nursing pools” with which we must comply in order to continue to conduct business in that particular state. Regulation relating to healthcare staffing agencies has increased the operational and administrative requirements and increased the cost to provide various of our services in certain states. If regulation of our services continues to increase it could have a negative impact on our ability to profitably provide services in some states. We may also be subject to state laws that impose caps or other limitations on amounts that may be charged to clients for certain types of healthcare staffing, which in turn impacts the wages paid to healthcare professionals and may impact our ability to attract healthcare professionals to assignments in these states. In addition, it is generally our practice to pass along the increased costs associated with higher wages for healthcare professionals on to our clients. If new or additional caps or other price limitations were imposed that prevented us from passing these increased costs on or if the amount that we were able to pass on to our clients is limited, it would likely have an adverse impact on our financial performance and profitability.

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
We rely significantly on our ability to recruit and retain a sufficient number of healthcare professionals who possess the skills, experience and licenses necessary to meet the requirements of our clients. With continuing clinician burnout rates, an ongoing shortage of certain qualified nurses and physicians in many areas of the United States and low unemployment rates for nurses and physicians, competition for the hiring of these professionals remains intense. Our ability to recruit temporary and permanent healthcare professionals may be exacerbated by continued low levels of unemployment.
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

In addition, as technology continues to evolve, more tasks currently performed by people may continue to be replaced by automation, robotics, machine learning, AI and other technological advances that may be outside of our control. These technological changes may reduce demand for our services, enable the development of competitive products or services or enable our customers to reduce or bypass the use of our services.

Disruption to or failures of our SaaS-based or technology-enabled services, or our inability to adequately protect our intellectual property rights with respect to such technologies, could reduce client satisfaction, harm our reputation and negatively affect our business.

The performance, reliability and security of our technology-enabled services, including our language interpretation services and SaaS-based technologies, such as AMN Language Services, ShiftWise Flex, Medefis, b4health, and Avantas Smart Square are critical to such offerings’ operations, reputation and ability to attract new clients. Some of our clients rely on our SaaS-based technologies to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technologies could damage our or our clients’ operations and reputations and negatively affect our business. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

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

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals may be vulnerable to attacks by hackers, breached due to third-party vendor and/or employee error, malfeasance or other disruptions such as ransomware or subject to the inadvertent or intentional unauthorized release of information. The Company has experienced cyber threats resulting in immaterial cyber incidents and expects cyber threats to continue with varying levels of sophistication. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security breach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen. In a situation such as ransomware attack, our access to critical business information and ability to conduct business may be interrupted or impaired. Further, unauthorized use or misuse of AI by the Company’s employees, vendors or others may result in disclosure of confidential Company and customer data. The Company’s use of AI may also lead to novel and urgent cybersecurity risks, including access to or the misuse of personal data.

Any such access, disclosure or other loss of information could (1) result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, (2) disrupt our operations and the services we provide to our clients and (3) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.

Use of AI may result in operational challenges or issues, liability, and reputational concerns.

Our business uses and intends to further rely on AI technology, which introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and emerging technology risks. While we have established policies governing the use of AI technology, we cannot ensure that our employees, contractors or other agents will adhere to those policies. Failure to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of AI tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.

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

Our ability to ensure the quality of our healthcare professionals also relies heavily on the effectiveness of our data and communication systems as well as properly trained and competent team members and third-party vendors that credential and match healthcare professionals in suitable placements. We also rely on the accuracy and credibility of information provided by licensing bodies and educational institutions. An inability to properly credential, match, and monitor healthcare professionals for acceptable credentials, experience and performance may cause clients to lose confidence in our services that may damage our brand and reputation and result in clients opting to utilize competitors’ services or rely on their own internal resources. The costs and speed with which we provide these credentialing services, which in part is dependent on the availability of our third-party vendors, impact the revenue and profitability of our business.

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
We have outsourced and offshored certain critical applications or business processes to external providers, including cloud-based, credentialing and data processing services. We exercise care in the selection and oversight of these providers. However, the failure or inability to perform on the part of one or more of these critical partners has caused and could in the future cause disruptions and increased costs. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties and increased costs, as well as reputational damage, which could materially and adversely affect our business.

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

We maintain goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and intangible assets we acquired. We evaluate goodwill and intangible assets for impairment annually or when evidence of potential impairment exists, respectively. If we identify an impairment, we record a non-cash charge to earnings. During the year ended December 31, 2024, we recognized goodwill impairment losses totaling $222.5 million. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (4), Goodwill and Identifiable Intangible Assets.” We may have additional impairment losses in connection with our periodic evaluation of our goodwill and intangible assets. In the event of further impairment, a non-cash impairment charge could have a material adverse effect on our results of operations and balance sheet.

Risk Factors Related to Our Indebtedness and Other Liabilities

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of any variable rate debt.
As of December 31, 2024, our total indebtedness, net of unamortized fees and premium, equaled $1,055.9 million. Our amount of indebtedness could increase our vulnerability to adverse economic, industry or competitive developments, including:

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
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2024, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

AMN Healthcare’s board of directors (the “Board”) is responsible for overseeing our enterprise-wide risk management program. The audit committee of the Board (the “Audit Committee”) has primary oversight responsibility for information and cybersecurity, including internal controls designed to mitigate risks related to these topics. This includes regular, and at least quarterly, review by the Audit Committee of reports on topics including, among others, significant cybersecurity risks, results from third-party assessments, training and vulnerability testing, and our incident response plan. Material breaches, if any, and any disclosure obligations arising from any such breach are also discussed separately with the Audit Committee as part of the Board’s risk oversight generally.

AMN’s information and cybersecurity program reports up to our Chief Information & Digital Officer (“CIO”) and is managed by our Vice President, Information & Cyber Security, whose team is responsible for leading our enterprise-wide cybersecurity strategy. Through ongoing communications with the team, the CIO and the Vice President, Information & Cyber Security, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents and progress on cybersecurity infrastructure initiatives. In the event of a material cybersecurity incident, the CIO, in coordination with AMN’s Chief Legal Officer, will escalate to the Audit Committee and the Board is made aware as appropriate and in accordance with AMN’s incident response plan. Our CIO and Vice President, Information & Cyber Security have proven experience as technology leaders establishing and overseeing enterprise information security programs in the healthcare industry. Our CIO has over 25 years of experience serving as Chief Information Officer, Senior Vice President of IT, and Director of IT at various healthcare services and technology companies. AMN’s Vice President, Information & Cyber Security has over 20 years of experience in various roles in information technology and information security. He holds a M.Sc. in Computer Information Systems and holds several relevant certifications, including Certified Information Security Manager and Zero Trust Certified Architect.

AMN’s Privacy function, which reports up through our Chief Legal Officer, works collaboratively with the Information Security function to create and review policies, standards and processes. In addition to updating the Audit Committee, the CIO and Vice President, Information & Security, and Privacy team provide regular updates to the Corporate Governance and Compliance Committee, as well as our Chief Executive Officer and other members of our senior management as appropriate.

AMN’s information and cybersecurity program has adopted policies, standards, processes, and practices that follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization, and other relevant standards. AMN Healthcare has also implemented certain controls and procedures that allow its management to assess, identify, and manage material risks from cybersecurity threats. Our processes are integrated into the overall enterprise risk management program, which includes financial risk, compliance risk and other strategic and operational risks that affect the Company. These processes complement our enterprise-wide risk assessment architecture, as implemented by the Company’s management and as overseen by the Board through its Audit Committee.

To identify and assess material risks from cybersecurity threats, we engage in regular network and endpoint monitoring, vulnerability assessments, penetration testing, and periodic tabletop exercises. We have developed an incident response plan to manage identified vulnerabilities and further improve our cybersecurity preparedness and response infrastructure. The incident response plan sets forth the actions to be taken in responding to and recovering from cybersecurity incidents, which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation.

In addition to our in-house capabilities, we engage with key security and technology vendors, industry participants and intelligence communities to assess our program and test our technical capabilities and enhance the effectiveness of our information and cybersecurity policies and procedures. We use a combination of tools and technologies to protect AMN Healthcare’s assets and information. We maintain and operate a proactive threat intelligence program to identify and assess risk. We have implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of third-party vendors, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data.

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

Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2024 together with our business segments that utilize them:

Location	Square Feet
Dallas, Texas (all segments)	92,420
San Diego, California (all segments)	50,519

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

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 18, 2025, there were 17 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2024, we did not sell any equity securities that were not registered under the Securities Act.

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. On November 1, 2016, the Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of December 31, 2024. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time. Additionally, we or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During 2024, we did not repurchase any shares of our common stock. As of December 31, 2024, we have repurchased 12.6 million shares of our common stock at an average price of $89.04 per share excluding broker’s fees under the Company Repurchase Program, resulting in an aggregate purchase price of $1,123.3 million, excluding the effect of excise taxes, since 2016. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock.” All share repurchases to date were made under the Company Repurchase Program, which is the only repurchase program of the Company currently in effect.

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
 The graph below compares the total return on our common stock with the total return of (i) the Russell 2000 Index, and (ii) the S&P Healthcare Services Select Industry Index (“SPSIHP”), assuming an investment of $100 on December 31, 2019 in our common stock and the stocks comprising the Russell 2000 Index and the SPSIHP, respectively.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
AMN Healthcare Services, Inc.	100.00	109.53	196.32	165.01	120.17	38.39
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
SPSIHP	100.00	133.81	147.19	118.22	124.34	126.92

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
•Recent Trends
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. We help providers optimize their workforce to reduce complexity and increase efficiency. Our total talent solutions include vendor neutral and managed services programs (“MSP”), clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems (“VMS”), recruitment process outsourcing, predictive modeling, language services, revenue cycle solutions, and other services. Clients include acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools and many other healthcare settings.
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
For the year ended December 31, 2024, we recorded revenue of $2,983.8 million, as compared to $3,789.3 million for 2023. We recorded net income (loss) of $(147.0) million for 2024, as compared to $210.7 million for 2023. Nurse and allied solutions segment revenue comprised 61% and 69% of total consolidated revenue for the years ended December 31, 2024 and 2023, respectively. Physician and leadership solutions segment revenue comprised 24% and 18% of total consolidated revenue for the years ended December 31, 2024 and 2023, respectively. Technology and workforce solutions segment revenue comprised 15% and 13% of total consolidated revenue for the years ended December 31, 2024 and 2023, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
We believe we are recognized as a market-leading innovator in providing healthcare talent solutions in the United States. We seek to advance our position through a number of strategies that focus on market penetration, expansion of our talent solutions, increasing operational efficiency and scalability and increasing our supply of qualified healthcare professionals. Our market growth strategy continues to focus on broadening and investing, both organically and through strategic acquisitions, in service and technology offerings beyond our traditional temporary staffing and permanent placement services, to include more strategic and recurring revenue sources from innovative talent solutions offerings such as MSP, VMS, workforce optimization service, and other technology-enabled services. We also seek strategic opportunities to expand into complementary service offerings to our staffing businesses that leverage our core capabilities of recruiting and credentialing healthcare professionals.
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

Recent Trends
Since the COVID-19 pandemic subsided, healthcare organizations have aggressively hired permanent staff and focused on cost containment and alternative staffing models that enabled them to reduce utilization of contingent labor. As a result, overall demand for our nurse and allied solutions segment declined significantly and remains below pre-pandemic levels. Within the segment, travel nurse demand has experienced the most significant decline, but has seen an increase in demand as measured by open orders from the second quarter through the fourth quarter. Demand for our allied staffing business has remained steady and continues to be above pre-pandemic levels with high demand in therapy and imaging.
Staffing volumes for our nurse and allied solutions segment during the fourth quarter were flat to the prior quarter after sequential declines throughout 2023 and 2024. Visa retrogression has negatively impacted international nurse volumes, which we expect to continue into next year. Additionally, we supported a significant labor disruption event in the fourth quarter, which favorably impacted the segment’s revenue. Bill rates in the fourth quarter were flat to the prior quarter after a modest sequential decline, which we believe indicates stabilization of market rates.
In our physician and leadership solutions segment, demand for our locum tenens staffing business in the fourth quarter declined from the prior year though it was higher compared with the prior quarter. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Revenue per day filled increased in the fourth quarter as compared to both the prior year and prior quarter. Demand for our interim leadership and search businesses in the fourth quarter was below prior year, but demand in our interim leadership business was up sequentially. Demand for these businesses has been impacted by healthcare organizations deferring hiring decisions or increasing insourcing.
In our technology and workforce solutions segment, our language services business continued to experience an increase in minutes from our existing clients and growth from new clients. Volumes in our VMS business followed similar trends as our travel nurse business as compared to the prior year and prior quarter. VMS bill rates in the fourth quarter were down sequentially and year over year.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The acquisitions during the three years ended December 31, 2024 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.2	67.0	67.3
Gross profit	30.8	33.0	32.7
Selling, general and administrative	21.2	20.0	17.9
Depreciation and amortization	5.5	4.1	2.5
Goodwill impairment losses	7.5	—	—
Income (loss) from operations	(3.4)	8.9	12.3
Interest expense, net, and other	2.4	1.4	0.7
Income (loss) before income taxes	(5.8)	7.5	11.6
Income tax expense (benefit)	(0.9)	1.9	3.1
Net income (loss)	(4.9)%	5.6%	8.5%

Comparison of Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenue. Revenue decreased 21% to $2,983.8 million for 2024 from $3,789.3 million for 2023, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment.

Nurse and allied solutions segment revenue decreased 31% to $1,815.7 million for 2024 from $2,624.5 million for 2023. The $808.8 million decrease was primarily attributable to a $592.1 million decline driven by a 24% decrease in the average number of travelers on assignment, a $257.0 million decline driven by an approximately 10% decrease in the average bill rate, and a $41.1 million decline driven by a 2% decrease in average billable hours during the year ended December 31, 2024. The overall decrease was partially offset by a $50.0 million increase in labor disruption revenue.
Physician and leadership solutions segment revenue increased 9% to $728.6 million for 2024 from $669.7 million for 2023. The $58.9 million increase was attributable to higher revenue in our locum tenens business, which was partially offset by lower revenue in our interim leadership, physician permanent placement and executive search businesses. Revenue in our locum tenens business grew $101.6 million (or 22%) during 2024 primarily due to the favorable impact of $23.9 million as a result of a 6% increase in the revenue per day filled on an organic basis and additional revenue of $121.2 million in connection with the MSDR acquisition, partially offset by a $43.5 million decline driven by a 10% decrease in the number of days filled on an organic basis. As a result of a decline in demand, revenue in our interim leadership business experienced a decline of $21.3 million (or 16%), while our physician permanent placement and executive search businesses declined $21.4 million (or 31%) during 2024.
Technology and workforce solutions segment revenue decreased 11% to $439.5 million for 2024 from $495.0 million for 2023. The $55.6 million decrease was primarily attributable to declines within our VMS business and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined $65.1 million (or 38%) for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business declined $25.5 million (or 62%) primarily due to a decline in demand, while our language services business grew $38.1 million (or 15%) primarily due to growth of $43.2 million as a result of a 17% increase in minutes during 2024.
For 2024 and 2023, revenue under our MSP arrangements comprised approximately 45% and 54% of our consolidated revenue, 67% and 72% for nurse and allied solutions segment revenue, 15% and 20% for physician and leadership solutions segment revenue, and 3% and 2% of our technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, decreased 19% to $2,064.4 million for 2024 from $2,539.7 million for 2023. The $475.3 million decrease was attributable to a decline in our nurse and allied solutions segment, partially offset by increases in our physician and leadership solutions and technology and workforce solutions segments. The decrease in our nurse and allied solutions segment was primarily attributable to a $555.1 million decrease in provider pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The increase in our physician and leadership solutions segment was driven by a $71.8 million increase in provider pay package costs, primarily due to the MSDR acquisition. The increase in our technology and workforce solutions segment was primarily attributable to $13.1 million of higher compensation and benefits mainly from the aforementioned increase in minutes in our language services business. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands) Years Ended December 31,
	2024	2023
Nurse and allied solutions	$1,371,660	$1,932,099
Physician and leadership solutions	511,959	440,230
Technology and workforce solutions	180,786	167,344
	$2,064,405	$2,539,673

Gross Profit. Gross profit decreased 26% to $919.4 million for 2024 from $1,249.6 million for 2023, representing gross margins of 30.8% and 33.0%, respectively. The decline in consolidated gross margin for the year ended December 31, 2024 was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by higher provider pay packages, including housing, travel and allowances and (2) a lower margin in our technology and workforce solution segment primarily due to a change in sales mix resulting from lower revenue in our higher-margin VMS business and higher revenue in our lower-margin language services business. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for 2024 and 2023 was 24.5% and 26.4% for nurse and allied solutions, 29.7% and 34.3% for physician and leadership solutions, and 58.9% and 66.2% for technology and workforce solutions, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $632.5 million, representing 21.2% of revenue, for 2024, as compared to $756.2 million, representing 20.0% of revenue, for 2023. The decrease in SG&A expenses was primarily due to $60.4 million of lower employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue, a $34.1 million decrease in professional services, legal and other expenses driven by a $21.0 million increase in the legal settlement accrual for the Clarke matter recognized in the prior year and prudent expense management, an approximately $22.1 million decrease in other expenses associated with our revenue decline, and a $2.4 million decrease related to changes in the fair value of contingent consideration liabilities from acquisitions recognized in the prior year. The year-over-year increase in SG&A expenses in our physician and leadership solutions segment was driven by $22.9 million of additional SG&A expenses from the MSDR acquisition, partially offset by $18.6 million of lower segment expenses amid the decline in organic revenue. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2024	2023
Nurse and allied solutions	$270,467	$330,252
Physician and leadership solutions	137,600	134,505
Technology and workforce solutions	91,590	118,977
Unallocated corporate overhead	109,515	154,484
Share-based compensation	23,317	18,020
	$632,489	$756,238
Depreciation and Amortization Expenses. Amortization expense increased 3% to $92.8 million for 2024 from $89.8 million for 2023, primarily attributable to additional amortization expense related to the intangible assets acquired in the MSDR acquisition, partially offset by having more intangible assets fully amortized during the year ended December 31, 2024. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 14% to $74.3 million for 2024 from $65.2 million for 2023, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $6.7 million and $6.0 million of depreciation expense for our language services business is included in cost of revenue for 2024 and 2023, respectively.
Goodwill Impairment Losses. Goodwill impairment losses of $123.3 million and $99.2 million were recognized in the nurse and allied solutions segment and physician and leadership solutions segment, respectively, during the year ended December 31, 2024. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (4), Goodwill and Identifiable Intangible Assets.”

Interest Expense, Net, and Other. Interest expense, net, and other, was $69.9 million for 2024 as compared to $54.1 million for 2023. The increase was primarily due to a higher average debt outstanding balance during 2024.
Income Tax Expense. Income tax benefit was $25.6 million for 2024 as compared to income tax expense of $73.6 million for 2023, reflecting effective income tax rates of 15% and 26% for these periods, respectively. Although the amount of annual non discrete items has remained relatively similar year over year, income (loss) before income taxes has declined year over year mostly related to impairment losses. This resulted in an $18.0 million tax expense which, due to loss before income taxes, contributed to the decline in the year over year effective income tax rates. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Income Taxes, and Note (4), Goodwill and Identifiable Assets.”

Comparison of Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022
We describe in detail the comparison of results for the years ended December 31, 2023 and 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2023 to the Year Ended December 31, 2022” of our 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Years Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$320,418	$372,165	$653,733
Net cash used in investing activities	(79,938)	(412,493)	(170,710)
Net cash provided by (used in) financing activities	(259,448)	10,729	(591,865)
Net decrease in cash, cash equivalents and restricted cash	(18,968)	$(29,599)	$(108,842)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.

As of December 31, 2024, (1) $210.0 million was drawn with $519.6 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 2027 Notes (as defined below) outstanding was $500.0 million, and (3) the aggregate principal amount of our 2029 Notes (as defined below) outstanding was $350.0 million. As of December 31, 2024, we were in compliance with the various covenants under our debt instruments. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement.”
As of December 31, 2024, the total of our contractual obligations under operating leases with initial terms in excess of one year was $50.2 million. We describe in further detail our operating lease arrangements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases.” We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement, Note (6), Balance Sheet Details, Note (7), Income Taxes, and Note (12), Commitments and Contingencies.”
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

Operating Activities

Net cash provided by operating activities for 2024, 2023 and 2022 was $320.4 million, $372.2 million and $653.7 million, respectively. The decrease in net cash provided by operating activities for 2024 from 2023 was primarily attributable to (1) a decrease in net income (loss) excluding non-cash expenses of $187.8 million primarily due to a decline in segment operating income in each of our segments, (2) an increase in other current assets between periods of $12.7 million primarily due to subcontractor deposits related to labor disruption services in the current year, and (3) an increase in income taxes receivable between periods of $7.8 million primarily due to a larger overpayment of estimated taxes during the current year as compared to 2023. The overall decrease in net cash provided by operating activities was partially offset by (1) an increase in accrued compensation and benefits between periods of $68.8 million primarily due to bonuses and commissions that were paid during the first quarter of 2023, (2) an increase in other liabilities between periods of $54.7 million primarily due to client deposits related to labor disruption services in the current year, and (3) an increase in accounts payable and accrued expenses between periods of $28.6 million primarily due to (a) a larger decrease in the subcontractor payable balance in the prior year as compared to the current year primarily attributable to declines in associate vendor usage and (b) a decrease in the accrued expenses balance in the current year as a result of a decrease in operating expenses associated with our revenue decline and timing of payments, partially offset by a payment of the legal settlement amount for the Clarke matter in the current year. Our Days Sales Outstanding (“DSO”) was 55 and 70 days at December 31, 2024 and December 31, 2023, respectively. Our consolidated results for the year ended December 31, 2023 included only one month of MSDR’s revenue, but our consolidated balance sheet included the full amount of MSDR’s accounts receivable. Excluding the acquisition of MSDR, our DSO was 66 days at December 31, 2023.

Investing Activities

Net cash used in investing activities for 2024, 2023 and 2022 was $79.9 million, $412.5 million and $170.7 million, respectively. The year-over-year decrease from 2023 to 2024 in net cash used in investing activities was primarily attributable to (1) no cash paid for acquisitions in 2024 as compared to $292.2 million in 2023 and (2) $8.4 million of payments to fund the deferred compensation plan in 2024 as compared to $24.9 million in 2023. In addition, capital expenditures were $80.9 million, $103.7 million and $75.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our capital expenditures in recent years were primarily related to ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems.

Financing Activities

Net cash provided by (used in) financing activities for 2024, 2023 and 2022 was $(259.4) million, $10.7 million and $(591.9) million, respectively. Net cash used in financing activities for 2024 was primarily due to (1) repayments of $375.0 million under the Senior Credit Facility (as defined below), (2) $4.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.7 million in cash paid for excise tax on prior year share repurchases, partially offset by borrowings of $125.0 million under the Senior Credit Facility. Net cash provided by financing activities for 2023 was primarily due to borrowings of $815.0 million under the Senior Credit Facility, partially offset by (1) $424.7 million paid in connection with the repurchase of our common stock, (2) repayments of $355.0 million under the Senior Credit Facility, and (3) $13.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards.

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

Letters of Credit

As of December 31, 2024, we maintained outstanding standby letters of credit totaling $20.9 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.9 million of outstanding letters of credit, we have collateralized approximately $0.6 million in cash and cash equivalents and the remaining approximately $20.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2023 totaled $21.3 million.

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

In accordance with accounting guidance on goodwill and other intangible assets, we perform annual impairment analysis to assess the recoverability of goodwill and indefinite-lived intangible assets. We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and income approaches. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We perform our annual impairment test on October 31 of each year. As of December 31, 2024, we do not have any indefinite-lived intangible assets.

We performed a quantitative impairment test of our goodwill as of October 31, 2024 and determined that the estimated fair values of the nurse and allied solutions and physician and leadership solutions reporting units were below their respective carrying amounts. The estimated fair value of the technology and workforce solutions reporting unit exceeded its carrying amount by more than 100 percent. As a result, we recognized goodwill impairment losses of $222.5 million in the consolidated financial statements as of and for the year ended December 31, 2024.

We consider the following assumptions used in the income and market approaches to be significant assumptions in estimating the fair value of our reporting units: revenue growth rates, long-term growth rates, weighted average cost of capital, and selection of market multiples.

Under the income approach, the discounted cash flow method uses estimated future cash flows, including revenue growth rates, based on our internal forecasts, which are estimated considering our historical experience, expectations of future business performance, and assessment of current and future market conditions. Keeping all other assumptions constant and excluding the effect of deferred income taxes, a change in the revenue growth rates over the entire forecast period of 25 basis points would have increased or reduced the goodwill impairment losses by approximately $37.0 million.

A long-term growth rate is used to calculate the terminal value of our reporting units in the discounted cash flow method and is based on estimated economic and industry growth. According to the U.S. Inflation Calculator, healthcare inflation has ranged from 0.5% to 5.2% (average of 3.3%) over the last 25 years. And according to the U.S. Census Bureau, the number of adults age 65 or older is projected to grow an estimated 31% between 2022 and 2035. Based on the expectations of an increasingly aging population requiring additional healthcare services and the historical levels of inflation in the healthcare industry, we used an estimated long-term growth rate of 4.0% in the annual impairment test as of October 31, 2024. Keeping all other assumptions constant and excluding the effect of deferred income taxes, a change in the estimated long-term growth rates of 25 basis points would have increased or reduced the goodwill impairment losses by approximately $7.0 million.

In the discounted cash flow method, each reporting unit’s estimated future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital (WACC), which represents the after-tax rate of return required by a market participant, which is based on observed market return data and company-specific risk factors. The Company engaged a third-party valuation specialist to assist in the determination of the WACC, which ranged from 13.5% to 14.0% for our reporting units in the most recent impairment test. Keeping all other assumptions constant and excluding the effect of deferred income taxes, a change in the WACC of 50 basis points would have increased or reduced the goodwill impairment losses by approximately $30.0 million.

Under the market approach, we utilize the guideline company method, which involves the selection of valuation multiples based on the market capitalization of similar publicly traded companies. Multiples derived from these companies provide an indication of how much a market participant would be willing to pay for a company. These multiples are applied to the forecasted financial metrics for our reporting units to arrive at an indication of value. The market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). Keeping all other assumptions constant and excluding the effect of deferred income taxes, a change in the market multiples of 10% would have increased or reduced the goodwill impairment losses by approximately $53.0 million.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis of the asset group, which is the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. If the asset group’s undiscounted cash flows are less than its carrying amount, the asset group’s fair value is measured. An impairment is recognized if the carrying amount of the asset group exceeds the fair value of the asset group.

We assess potential impairments to long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to long-lived assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning.

Although the accounting guidance does not require impairment testing of long-lived assets in a reporting unit that is tested for goodwill impairment, we assess whether the related circumstances result in evidence that the carrying amounts of our long-lived assets may not be recoverable. As such, prior to the quantitative impairment test of our goodwill as of October 31, 2024, we evaluated the recoverability of the carrying amounts of asset groups within the nurse and allied solutions and physician and leadership solutions reporting units and determined that the undiscounted cash flows for all the asset groups tested were above their respective carrying amounts. Therefore, no impairment loss on our long-lived assets was recognized.

If these estimates or their related assumptions change in the future, we may be required to record an impairment loss on all or a portion of our long-lived assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that long-lived assets are impaired.

Professional Liability Reserve

We determine the adequacy of our accrual for professional liability by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third-party administrators, and our independent actuarial studies. We obtain actuarial studies on a semi-annual basis to assist us in determining the adequacy of our accrual. For periods between the actuarial studies, we record accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history. Expense recognized for accruals (inclusive of actuarial-based adjustments) was $7.8 million, $5.5 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Our accrual for professional liability includes provisions for estimated incurred but not yet reported (“IBNR”) losses and known claims (“case reserves”), as well as losses covered by excess insurance carriers (“excess liability”). The following table presents the case reserves, IBNR losses and excess liability as estimated by the most recently obtained actuarial study that make up our accrual for professional liability as of December 31, 2024 and 2023:

	(In Thousands)
	December 31,
	2024	2023
Case reserves (1)	$11,590	$8,503
IBNR losses (1)	21,823	24,893
Excess liability (2)	13,289	11,256
Total accrual	$46,702	$44,652

(1) The provisions for case reserves and estimated IBNR losses are presented net of excess liability.
(2) The accrual for losses recoverable from excess insurance carriers is recorded on the consolidated balance sheets with a corresponding recoverable asset.

We determine estimated IBNR losses by developing our historical loss data to its ultimate level (“ultimate losses”) and subtracting incurred losses to date; the remainder is IBNR losses. We determine ultimate losses through the use of several actuarial methods, including (but not limited to) loss development methods and Bornhuetter-Ferguson method. These methods use our specific historical claims data related to paid losses and loss adjustment expenses, historical and current case reserves, reported and closed claim counts, and industry and other data. The actuarial assumptions used in the aforementioned methods include paid and incurred loss development patterns, our growth and mix of business, inflation, law changes, and claim frequency and severity trends.

We consider the frequency and severity of claims to be significant assumptions in estimating our accrual for professional liability. A 10% change in the expected frequency is within a reasonable range of possibilities and would increase or reduce the accrual estimate by approximately $2.0 million. A 10% change in the expected claim severity is within a reasonable range of possibilities and would increase or reduce the accrual estimate by approximately $5.0 million. Additionally, the average time period between the occurrence and final resolution of our professional liability claims is approximately 5 years; however, the facts and circumstances of individual claims could result in a timeframe that significantly varies from this average. The ultimate settlements of our professional liability claims may vary significantly from our estimates if future changes in claim frequency or severity differ from historical trends and actuarial assumptions, which could have a material effect on our consolidated financial condition or results of operations.

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

We cannot predict with assurance the outcome of claims brought against us. Certain of the above-referenced matters may include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. In assessing the probability of loss and the estimated amount, we consider the following factors, among others: (a) the nature of the matter and any related facts, circumstances and data; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) our experience, and the experience of other entities, in similar cases; (e) how we intend to respond to the matter; and (f) reasonable settlement values based on the foregoing factors. Significant judgment is required to determine both probability and the estimated amount and the final outcome may ultimately be materially different. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We review these provisions at least quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. We generally record changes in accruals related to legal matters in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). The most significant matters for which the Company has established accruals in connection with loss contingencies are class and representative actions related to wage and hour claims under California and Federal law.

We believe that the amount or estimable range of reasonably possible loss beyond the accruals that we have established, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2024. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2024, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2024. A 100 basis point change in interest rates as of December 31, 2024 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.

During 2024, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Professional liability reserve
As discussed in Notes 1(l) and 6 to the consolidated financial statements, the Company determines their professional liability accrual by evaluating historical experience, trends, loss reserves, and actuarial studies. As of December 31, 2024, the Company recorded professional liability reserves totaling $46,702 thousand.
We identified the evaluation of the professional liability reserve as a critical audit matter. A high degree of complex and subjective auditor judgement, including the involvement of actuarial professionals with specialized skills and knowledge, was required in evaluating the Company’s actuarial estimates and assumptions, specifically estimates for incurred but not reported claims. Changes in the actuarial estimates or assumptions could have a significant impact on the liability recognized.
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
Goodwill impairment assessment of the nurse and allied solutions and physician and leadership solutions reporting units
As discussed in Note 4 to the consolidated financial statements, the goodwill balance as of December 31, 2024 was $897,456 thousand. As discussed in Note 1(j) to the consolidated financial statements, the Company assesses the impairment of goodwill of its reporting units on an annual basis as of October 31, or more frequently if events or change in circumstances indicate that the carrying value may not be recoverable. If the carrying amount exceeds the fair value, an impairment loss is recorded. The Company sustained a decline in market capitalization and lower than expected financial performance. The Company performed its annual goodwill impairment test and estimated the fair value of its reporting units using the income and market approaches. The Company recorded a goodwill impairment of $123,283 thousand for the nurse and allied solutions reporting unit and $99,174 thousand for the physician and leadership solutions reporting unit for the year ended December 31, 2024.
We identified the assessment of the recoverability of the carrying value of goodwill for the Company’s nurse and allied solutions and physician and leadership solutions reporting units as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the assumptions used in the Company’s estimate of the fair value of the nurse and allied solutions and physician and leadership solutions reporting units. Specifically, the evaluation of the forecasted revenue growth rates and discount rate assumptions utilized in the income approach to determine the fair value of the nurse and allied solutions and physician and leadership solutions reporting units and the selection of the market multiples assumption utilized in the market approach to determine the fair value of the nurse and allied solutions and physician and leadership solutions reporting units required a high degree of subjective auditor judgement. Changes to these assumptions could have a significant effect on the Company’s assessment of the carrying value of the goodwill. Additionally, the audit effort associated with the evaluation of the discount rate and market multiples required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to the selection of forecasted revenue growth rates, the discount rate, and market multiples used to determine the fair value of the nurse and allied solutions and physician and leadership solutions reporting units. To assess the reasonableness of the forecasted revenue growth rates utilized in the income approach for the nurse and allied solutions and physician and leadership solutions reporting units, we evaluated the forecasted revenue growth rates against historical results of the reporting units and industry analyst projections. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the reasonableness of the Company’s discount rate by comparing management’s inputs to the discount rate to publicly available market data for comparable entities and assessed the resulting discount rate; and (2) assessing the appropriateness of the market multiples selected by management by comparing them to publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 20, 2025

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,649	$32,935
Accounts receivable, net of allowances of $32,421 and $32,233 at December 31, 2024 and 2023, respectively	437,817	623,488
Accounts receivable, subcontractor	70,481	117,703
Prepaid expenses	22,510	21,889
Other current assets	53,458	45,670
Total current assets	594,915	841,685
Restricted cash, cash equivalents and investments	71,840	68,845
Fixed assets, net of accumulated depreciation of $360,795 and $285,081 at December 31, 2024 and 2023, respectively	186,270	191,385
Other assets	258,053	236,796
Deferred income taxes, net	25,829	—
Goodwill	897,456	1,111,549
Intangible assets, net of accumulated amortization of $534,822 and $442,052 at December 31, 2024 and 2023, respectively	381,364	474,134
Total assets	$2,415,727	$2,924,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$184,311	$343,847
Accrued compensation and benefits	287,544	278,536
Other current liabilities	73,930	33,738
Total current liabilities	545,785	656,121
Revolving credit facility	210,000	460,000
Notes payable, net of unamortized fees and premium	845,872	844,688
Deferred income taxes, net	—	23,350
Other long-term liabilities	107,450	108,979
Total liabilities	1,709,107	2,093,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,692 issued and 38,079 outstanding at December 31, 2024 and 50,423 issued and 37,810 outstanding at December 31, 2023	507	504
Additional paid-in capital	528,471	506,543
Treasury stock, at cost; 12,613 shares at December 31, 2024 and 2023	(1,127,043)	(1,127,043)
Retained earnings	1,304,696	1,451,675
Accumulated other comprehensive loss	(11)	(423)
Total stockholders’ equity	706,620	831,256
Total liabilities and stockholders’ equity	$2,415,727	$2,924,394
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue	$2,983,781	$3,789,254	$5,243,242
Cost of revenue	2,064,405	2,539,673	3,526,558
Gross profit	919,376	1,249,581	1,716,684
Operating expenses:
Selling, general and administrative	632,489	756,238	936,576
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	167,103	154,914	133,007
Goodwill impairment losses	222,457	—	—
Total operating expenses	1,022,049	911,152	1,069,583
Income (loss) from operations	(102,673)	338,429	647,101
Interest expense, net, and other	69,901	54,140	40,398
Income (loss) before income taxes	(172,574)	284,289	606,703
Income tax expense (benefit)	(25,595)	73,610	162,653
Net income (loss)	$(146,979)	$210,679	$444,050

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	412	516	(644)
Other comprehensive income (loss)	412	516	(644)

Comprehensive income (loss)	$(146,567)	$211,195	$443,406

Net income (loss) per common share:
Basic	$(3.85)	$5.38	$9.96
Diluted	$(3.85)	$5.36	$9.90
Weighted average common shares outstanding:
Basic	38,188	39,173	44,591
Diluted	38,188	39,341	44,870

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2021	49,849	$498	$486,709	(2,586)	$(121,831)	$796,946	$(295)	$1,162,027
Repurchase of common stock	—	—	—	(5,644)	(576,767)	—	—	(576,767)
Equity awards vested, net of shares withheld for taxes	260	3	(15,101)	—	—	—	—	(15,098)
Share-based compensation	—	—	30,066	—	—	—	—	30,066
Comprehensive income (loss)	—	—	—	—	—	444,050	(644)	443,406
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(4,383)	(428,445)	—	—	(428,445)
Equity awards vested, net of shares withheld for taxes	314	3	(13,151)	—	—	—	—	(13,148)
Share-based compensation	—	—	18,020	—	—	—	—	18,020
Comprehensive income	—	—	—	—	—	210,679	516	211,195
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	191	2	(4,776)	—	—	—	—	(4,774)
Shares purchased and issued under employee stock purchase plan	78	1	3,387	—	—	—	—	3,388
Share-based compensation	—	—	23,317	—	—	—	—	23,317
Comprehensive income (loss)	—	—	—	—	—	(146,979)	412	(146,567)
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(146,979)	$210,679	$444,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	173,779	160,927	137,111
Non-cash interest expense and other	11,910	8,821	5,330
Change in fair value of contingent consideration liabilities	—	2,430	(2,930)
Increase in allowance for credit losses and sales credits	3,296	23,913	57,999
Provision for deferred income taxes	(51,067)	(12,933)	(24,615)
Share-based compensation	23,317	18,020	30,066
Net loss (gain) on deferred compensation balances	(1,225)	465	(526)
Goodwill impairment losses	222,457	—	—
Loss on disposal or impairment of long-lived assets	65	8,053	1,560
Net loss on investments in available-for-sale securities	200	302	749
Non-cash lease expense	(1,244)	1,619	5,497
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	176,227	70,033	57,921
Accounts receivable, subcontractor	47,222	151,023	(29,007)
Income taxes receivable	(4,012)	3,793	(8,875)
Prepaid expenses	(1,976)	(1,542)	53,806
Other current assets	(8,530)	4,197	17,775
Other assets	87	(3,177)	210
Accounts payable and accrued expenses	(154,890)	(183,517)	48,782
Accrued compensation and benefits	(11,310)	(80,135)	(10,506)
Other liabilities	44,431	(10,248)	(126,566)
Deferred revenue	(1,340)	(558)	(4,098)
Net cash provided by operating activities	320,418	372,165	653,733
Cash flows from investing activities:
Purchase and development of fixed assets	(80,891)	(103,687)	(75,831)
Purchase of investments	(1,383)	—	(13,152)
Proceeds from sale and maturity of investments	9,099	9,894	14,384
Proceeds from sale of equity investment	—	77	68
Payments to fund deferred compensation plan	(8,412)	(24,902)	(21,518)
Cash paid for acquisitions, net of cash and restricted cash received	—	(292,175)	(69,570)
Cash paid for other intangibles	—	(1,700)	(5,091)
Cash received for working capital settlement of prior year acquisition	1,649	—	—
Net cash used in investing activities	(79,938)	(412,493)	(170,710)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Payments on revolving credit facility	(375,000)	(355,000)	—
Proceeds from revolving credit facility	125,000	815,000	—
Payments on loans payable	—	(300)	—
Repurchase of common stock (1)	—	(424,744)	(576,767)
Payment of excise tax on share repurchases	(3,701)	—	—
Payment of financing costs	(973)	(3,579)	—
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	(7,500)	—
Cash paid for shares withheld for taxes	(4,774)	(13,148)	(15,098)
Net cash provided by (used in) financing activities	(259,448)	10,729	(591,865)
Net decrease in cash, cash equivalents and restricted cash	(18,968)	(29,599)	(108,842)
Cash, cash equivalents and restricted cash at beginning of year	108,273	137,872	246,714
Cash, cash equivalents and restricted cash at end of year	$89,305	$108,273	$137,872

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$10,354	$9,311	$13,337
Cash paid for interest (net of $606, $1,229 and $703 capitalized in 2024, 2023 and 2022, respectively)	$61,034	$48,101	$37,518
Cash paid for income taxes	$28,152	$78,256	$213,807
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$—	$48,941	$2,604
Goodwill	—	175,770	42,990
Intangible assets	—	92,000	40,200
Liabilities assumed	—	(24,536)	(8,224)
Contingent consideration liabilities	—	—	(8,000)
Net cash paid for acquisitions	$—	$292,175	$69,570
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$3,198	$8,130	$5,643
Excise tax payable on share repurchases	$—	$3,701	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$5,043	$36,560	$5,680
(1) The difference between the amount reported for the year ended December 31, 2023 and the corresponding amount presented in the consolidated statements of stockholders’ equity is due to accrued excise tax payable on share repurchases which was recorded within treasury stock. The excise tax was paid during the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022
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

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and indefinite-lived intangible assets, professional liability reserve, contingent liabilities such as legal accruals, and income taxes. The Company bases these estimates on the information that is currently available and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions.

(d) Cost of Revenue

Cost of revenue represents costs directly associated with the earnings of revenue and are comprised primarily of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters.

(e) Selling, General and Administrative Expenses

Selling, general and administrative expenses consist predominantly of compensation and benefits costs for corporate employees, in additional to professional service fees, legal matter accruals, and other overhead costs. Unallocated corporate overhead is a subset of selling, general and administrative expenses and is comprised of indirect costs related to certain corporate functions that are not allocated to the Company’s reportable segments.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds, and other highly liquid investments. See Note (3), “Fair Value Measurement” for additional information.

(g) Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily include cash, corporate bonds and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (3), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and related notes to the amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$10,649	$32,935
Restricted cash and cash equivalents (included in other current assets)	14,984	22,056
Restricted cash, cash equivalents and investments	71,840	68,845
Total cash, cash equivalents and restricted cash and investments	97,473	123,836
Less restricted investments	(8,168)	(15,563)
Total cash, cash equivalents and restricted cash	$89,305	$108,273
The Company released $25,000 of restricted cash held at its captive insurance subsidiary in January 2025, which was used to repay a portion of the outstanding borrowings under the Senior Credit Facility (as defined in Note (2) below). As the restriction was in effect as of December 31, 2024 and the entire outstanding debt balance is classified as a noncurrent liability in the consolidated balance sheet, the noncurrent classification of the restricted cash was maintained as of December 31, 2024.
(h) Fixed Assets

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

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

(i) Leases

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

(j) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The Company may first perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If a reporting unit does not pass the qualitative assessment, then the Company performs a quantitative test in which the reporting unit’s carrying amount is compared to its fair value. The amount by which the carrying amount of the goodwill exceeds its fair value is recognized as an impairment loss. See Note (3), “Fair Value Measurement” for additional information.

(k) Intangible Assets

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
(l) Insurance Reserves

The Company maintains an accrual for professional liability that is included in accounts payable and accrued expenses and other long-term liabilities in the consolidated balance sheets. The expense is included in the selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers, management and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s actual claims data and industry data to assist the Company in determining the adequacy of its reserves each year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history and trends. Liabilities include provisions for estimated incurred but not yet reported (“IBNR”) losses, as well as provisions for known claims. IBNR reserve estimates involve the use of assumptions that are primarily based upon historical loss experience, industry data and other actuarial assumptions. The Company maintains insurance programs through its wholly-owned captive insurance subsidiary, which primarily provides coverage, on an occurrence basis, for professional liability within its nurse and allied solutions segment. In addition, the Company maintains excess insurance coverage through a commercial carrier for losses above the per occurrence retention. Losses covered by excess insurance are included in the accrual for professional liability, as the Company remains liable to the extent commercial carriers do not meet their obligations.

The Company maintains an accrual for workers’ compensation, which is included in accrued compensation and benefits and other long-term liabilities in the consolidated balance sheets. The expense relating to healthcare professionals is included in cost of revenue, while the expense relating to corporate employees is included in the selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). The Company determines the adequacy of this accrual by evaluating its historical experience and trends, loss reserves established by the Company’s insurance carriers and third-party administrators, and independent actuarial studies. The Company obtains actuarial studies on a semi-annual basis that use the Company’s payroll and historical claims data, as well as industry data, to determine the appropriate reserve for both reported claims and IBNR claims for each policy year. For periods between the actuarial studies, the Company records its accruals based on loss rates provided in the most recent actuarial study.

(m) Revenue Recognition
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

(n) Accounts Receivable

The Company records accounts receivable at the invoiced amount. Accounts receivable are non-interest bearing. The Company maintains an allowance for expected credit losses based on the Company’s historical write-off experience, an assessment of its customers’ financial conditions and available information that is relevant to assessing the collectability of cash flows.
The following table provides a reconciliation of activity in the allowance for expected credit losses for accounts receivable:

	2024	2023
Balance as of January 1,	$32,233	$31,910
Provision for expected credit losses	6,549	5,544
Amounts written off charged against the allowance	(6,361)	(5,221)
Balance as of December 31,	$32,421	$32,233
(o) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 16%, 17% and 18% of the consolidated revenue of the Company for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances (both unrestricted and restricted) with high-credit quality and federally insured institutions. However, cash equivalents and restricted cash equivalents and investment balances may be invested in non-federally insured money market funds, commercial paper and corporate bonds. As of December 31, 2024 and 2023, there were $97,473 and $123,836, respectively, of cash, cash equivalents and restricted cash, cash equivalents and investments, a portion of which was invested in non-federally insured commercial paper and corporate bonds. See Note (3), “Fair Value Measurement,” for additional information.

(p) Income Taxes

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

(q) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of the Company’s equity investment is measured using observable prices for identical or similar investments of the same issuer when such transactions are identified, which is more fully described in Note (3), “Fair Value Measurement.” As it relates to the Company’s 2027 Notes and 2029 Notes (as defined in Note (8) and Note (3), respectively, below), fair value disclosure is detailed in Note (3), “Fair Value Measurement.” See Note (8), “Notes Payable and Credit Agreement,” for additional information. The fair value of the Company’s long-term self-insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

(r) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which typically is the vesting period, except for awards granted to retirement-eligible employees, which are expensed on an accelerated basis. Restricted stock units (“RSUs”) typically vest over a three-year period. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain performance conditions dependent on defined targets of the Company’s adjusted EBITDA, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, typically with a range of 0% to 175% (and certain awards with a range of 0% to 200%) of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions. Share-based compensation cost for purchase rights granted under the Company’s employee stock purchase plan is measured using the Black-Scholes model and the related employee contributions are included in accrued compensation and benefits in the consolidated balance sheets. See Note (11), “Share-Based Compensation,” for additional information.

(s) Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2024, 2023 and 2022, respectively:

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(146,979)	$210,679	$444,050

Net income (loss) per common share - basic	$(3.85)	$5.38	$9.96
Net income (loss) per common share - diluted	$(3.85)	$5.36	$9.90

Weighted average common shares outstanding - basic	38,188	39,173	44,591
Plus dilutive effect of potential common shares	—	168	279
Weighted average common shares outstanding - diluted	38,188	39,341	44,870

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	85	88	19
The dilutive effect of potential shares and anti-dilutive potential common shares primarily include outstanding share-based awards, which consists of restricted stock units, performance restricted stock units, and obligations under the Company’s employee stock purchase plan.

(t) Segment Information

The Company’s operating segments are identified in the same manner as they are reported internally and used by the Company’s chief operating decision maker (“CODM”) for the purpose of evaluating performance and allocating resources. The Company’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer serve as the Company’s CODM. The Company has three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The nurse and allied solutions segment includes the Company’s travel nurse staffing (including international nurse staffing and rapid response nurse staffing), labor disruption staffing, local staffing, international nurse permanent placement, and allied staffing (including revenue cycle solutions) businesses. The physician and leadership solutions segment includes the Company’s locum tenens staffing, healthcare interim leadership staffing, executive search, and physician permanent placement businesses. The technology and workforce solutions segment includes the Company’s language services, vendor management systems (“VMS”), workforce optimization, and outsourced solutions businesses.
The Company’s CODM relies on internal management reporting processes that provide revenue, gross profit and operating income by reportable segment. These financial measures are used by the CODM to evaluate segment performance, monitor variances between periods and against projections, make key operating decisions, and allocate resources such as capital and personnel to each segment. The CODM does not evaluate or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed.

The following tables provide reconciliations of revenue, gross profit and operating income by reportable segment to consolidated results and were derived from each segment’s internal financial information as used for corporate management purposes. Segment operating income represents income (loss) before income taxes plus depreciation, amortization of intangible assets, share-based compensation, goodwill impairment losses, interest expense, net, and other, and unallocated corporate overhead.

	Year Ended December 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,815,718	$728,608	$439,455	$2,983,781
Cost of revenue	1,371,660	511,959	180,786	2,064,405
Gross profit	444,058	216,649	258,669	919,376
Segment selling, general and administrative expenses	270,467	137,600	91,590	499,657
Depreciation (included in cost of revenue)	—	—	(6,676)	(6,676)
Segment operating income	$173,591	$79,049	$173,755	426,395
Unallocated corporate overhead				109,515
Depreciation and amortization				167,103
Depreciation (included in cost of revenue)				6,676
Share-based compensation				23,317
Goodwill impairment losses				222,457
Interest expense, net, and other				69,901
Loss before income taxes				$(172,574)

	Year Ended December 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$2,624,509	$669,701	$495,044	$3,789,254
Cost of revenue	1,932,099	440,230	167,344	2,539,673
Gross profit	692,410	229,471	327,700	1,249,581
Segment selling, general and administrative expenses	330,252	134,505	118,977	583,734
Depreciation (included in cost of revenue)	—	—	(6,013)	(6,013)
Segment operating income	$362,158	$94,966	$214,736	671,860
Unallocated corporate overhead				154,484
Depreciation and amortization				154,914
Depreciation (included in cost of revenue)				6,013
Share-based compensation				18,020
Interest expense, net, and other				54,140
Income before income taxes				$284,289

	Year Ended December 31, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$3,982,453	$697,946	$562,843	$5,243,242
Cost of revenue	2,934,738	456,996	134,824	3,526,558
Gross profit	1,047,715	240,950	428,019	1,716,684
Segment selling, general and administrative expenses	471,489	148,619	132,733	752,841
Depreciation (included in cost of revenue)	—	—	(4,104)	(4,104)
Segment operating income	$576,226	$92,331	$299,390	967,947
Unallocated corporate overhead				153,669
Depreciation and amortization				133,007
Depreciation (included in cost of revenue)				4,104
Share-based compensation				30,066
Interest expense, net, and other				40,398
Income before income taxes				$606,703

The following tables present the Company’s revenue disaggregated by service type:

	Year Ended December 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,084,398	$—	$—	$1,084,398
Labor disruption services	63,316	—	—	63,316
Local staffing	45,517	—	—	45,517
Allied staffing	610,661	—	—	610,661
Locum tenens staffing	—	566,351	—	566,351
Interim leadership staffing	—	115,672	—	115,672
Temporary staffing	1,803,892	682,023	—	2,485,915
Permanent placement (1)	11,826	46,585	—	58,411
Language services	—	—	298,241	298,241
Vendor management systems	—	—	104,277	104,277
Other technologies	—	—	21,195	21,195
Technology-enabled services	—	—	423,713	423,713
Talent planning and acquisition	—	—	15,742	15,742
Total revenue	$1,815,718	$728,608	$439,455	$2,983,781

	Year Ended December 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,806,653	$—	$—	$1,806,653
Labor disruption services	13,303	—	—	13,303
Local staffing	76,553	—	—	76,553
Allied staffing	709,632	—	—	709,632
Locum tenens staffing	—	464,797	—	464,797
Interim leadership staffing	—	136,953	—	136,953
Temporary staffing	2,606,141	601,750	—	3,207,891
Permanent placement (1)	18,368	67,951	—	86,319
Language services	—	—	260,121	260,121
Vendor management systems	—	—	169,370	169,370
Other technologies	—	—	24,222	24,222
Technology-enabled services	—	—	453,713	453,713
Talent planning and acquisition	—	—	41,331	41,331
Total revenue	$2,624,509	$669,701	$495,044	$3,789,254

	Year Ended December 31, 2022
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$2,912,677	$—	$—	$2,912,677
Labor disruption services	112,160	—	—	112,160
Local staffing	142,724	—	—	142,724
Allied staffing	806,491	—	—	806,491
Locum tenens staffing	—	428,133	—	428,133
Interim leadership staffing	—	184,819	—	184,819
Temporary staffing	3,974,052	612,952	—	4,587,004
Permanent placement (1)	8,401	84,994	—	93,395
Language services	—	—	216,120	216,120
Vendor management systems	—	—	265,525	265,525
Other technologies	—	—	29,553	29,553
Technology-enabled services	—	—	511,198	511,198
Talent planning and acquisition	—	—	51,645	51,645
Total revenue	$3,982,453	$697,946	$562,843	$5,243,242
(1) Includes revenue from international nurse permanent placement, physician permanent placement, and executive search.

The following table presents the Company’s international nurse revenue by service type:

	Years Ended December 31,
	2024	2023	2022
International nurse staffing (1)	$165,875	$208,132	$161,992
International nurse permanent placement (2)	11,826	18,368	8,401
Total international nurse revenue	$177,701	$226,500	$170,393
(1) Included in “Travel nurse staffing” as presented in the preceding tables.
(2) Included in “Permanent placement” as presented in the preceding tables.

(u) Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands the breadth and frequency of reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the amount and composition of other segment items by reportable segment, any additional measures of a segment’s profit or loss used by the CODM when assessing performance and deciding how to allocate resources, and the CODM’s title and position. Additionally, public entities will be required to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually by Topic 280. This standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ending December 31, 2024. See Note (1)(t), “Summary of Significant Accounting Policies—Segment Information” for additional information.
(2) Acquisitions
The Company accounted for each acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the applicable date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2024 or the end of the one-year measurement period, whichever is earlier. Allocations continue to be updated through the measurement period, if necessary. The goodwill recognized for these acquisitions is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). For each acquisition, the Company did not incur any material acquisition-related costs.
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
The allocation of the $291,169 purchase price, which was reduced by the final working capital settlement and was finalized during the fourth quarter of 2024, consisted of (1) $41,406 of fair value of tangible assets acquired, which included $562 cash received, (2) $26,371 of liabilities assumed, (3) $92,000 of identified intangible assets, and (4) $184,134 of goodwill, of which $94,762 is deductible for tax purposes. The intangible assets acquired have a weighted average useful life of approximately seven years. The following table summarizes the fair value and useful life of each intangible asset acquired as of the acquisition date:

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

There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2024, 2023 and 2022.

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

	As of December 31, 2024	As of December 31, 2023
Commercial paper	$64,580	$48,206
Total classified as restricted cash equivalents	$64,580	$48,206
Commercial paper	$1,399	$—
Corporate bonds	6,769	15,563
Total classified as restricted investments	$8,168	$15,563

The fair value of our available-for-sale securities as of December 31, 2024, by remaining contractual maturities, are presented in the following table:

Fair Value
Due in one year or less	$5,770
Due after one year through five years	2,398
$8,168

Expected maturities may differ from stated due dates because borrowers may have the ability to call or prepay obligations with or without call or prepayment penalties.

The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). There were no contingent consideration liabilities outstanding as of December 31, 2024 and 2023.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2024				Fair Value Measurements as of December 31, 2023
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Deferred compensation	$(191,006)	$—	$—	$(191,006)	$(165,574)	$—	$—	$(165,574)
Corporate bonds	—	6,769	—	6,769	—	15,563	—	15,563
Commercial paper	—	65,979	—	65,979	—	48,206	—	48,206

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
The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever events or changes in circumstances indicate that it is more likely than not that an impairment exists. The Company determines the fair value of its reporting units based on a combination of inputs, including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs. Refer to Note (4) “Goodwill and Identifiable Intangible Assets” for additional details.
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the consolidated statements of comprehensive income (loss). As of December 31, 2024, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 and $12,503 as of December 31, 2024 and 2023, respectively.
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

	As of December 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$473,750	$500,000	$468,750
2029 Notes	350,000	312,375	350,000	314,125
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(4) Goodwill and Identifiable Intangible Assets
As of December 31, 2024 and 2023, the Company had the following acquired intangible assets:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$52,336	$(39,879)	$12,457	$52,336	$(33,398)	$18,938
Customer relationships	532,048	(247,550)	284,498	532,048	(210,606)	321,442
Tradenames and trademarks	284,488	(204,159)	80,329	284,488	(161,656)	122,832
Non-compete agreements	9,399	(7,783)	1,616	9,399	(6,727)	2,672
Acquired technology	37,915	(35,451)	2,464	37,915	(29,665)	8,250
	$916,186	$(534,822)	$381,364	$916,186	$(442,052)	$474,134

Aggregate amortization expense for intangible assets was $92,770 and $89,756 for the years ended December 31, 2024 and 2023, respectively. Based on the net carrying amount of intangible assets subject to amortization, the estimated future amortization expense as of December 31, 2024 is as follows:

Amount
Year ending December 31, 2025	$75,633
Year ending December 31, 2026	67,108
Year ending December 31, 2027	56,069
Year ending December 31, 2028	35,889
Year ending December 31, 2029	27,166
Thereafter	119,499
$381,364
The Company performed its annual goodwill impairment test as of October 31, 2024. Due to a sustained decline in market capitalization in the fourth quarter, the Company performed a quantitative impairment test for its three reporting units: nurse and allied solutions, physician and leadership solutions, and technology and workforce solutions. The Company engaged a third-party valuation specialist to assist in determining the fair value of each reporting unit, which was estimated using an equal weighting of the income and market approaches. The discounted cash flow method (within the income approach) requires the use of Level 3 inputs, including (i) estimated future cash flows based on internally-developed forecasts of revenue, expenses and profit margins, (ii) estimated long-term growth rates, and (iii) determination of the Company’s weighted average cost of capital that reflects the relative risk of the cash flows for each reporting unit. The guideline public company method (within the market approach) derives valuation multiples based on the market capitalization of similar publicly traded companies to apply to the forecasted financial metrics of each reporting unit. The market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). In addition, as the fair values determined under the guideline public company method represent a noncontrolling interest, a control premium was applied to arrive at the estimated fair value of each reporting unit on a controlling basis.
The annual test resulted in goodwill impairment losses for the nurse and allied solutions and physician and leadership solutions reporting units. Consideration was first given to Company’s long-lived assets, and no impairment was recognized on such assets as the future undiscounted cash flows were in excess of the carrying amount of each asset group tested for impairment. The decline in the fair value of the nurse and allied solutions reporting unit below its carrying amount resulted from changes in estimated future cash flows due to a continued decline in demand (primarily in the travel nurse staffing business) and gross margin pressures driven by higher provider pay packages. As a result, an impairment loss of $104,777 was recorded to goodwill of the nurse and allied solutions reporting unit. The decline in the fair value of the physician and leadership solutions reporting unit below its carrying amount resulted from changes in estimated future cash flows due to gross margin pressures in the locum tenens staffing business driven by higher provider pay packages and a continued decline in demand for the healthcare interim leadership staffing, executive search, and physician permanent placement businesses. As a result, an impairment loss of $81,946 was recorded to goodwill of the physician and leadership solutions reporting unit.

Recognition of the non-cash goodwill impairment losses resulted in income tax benefits which generated additional deferred tax assets of $18,506 and $17,228 that increased the carrying amount of the nurse and allied solutions and physician and leadership solutions reporting units, respectively. Incremental impairment losses of the same amounts were required to reduce the carrying amounts of the reporting units to their previously determined fair values. After recognition of these incremental charges, the goodwill impairment losses were $222,457 in total.

Following the annual goodwill impairment test as of October 31, 2024, the Company did not identify any events or circumstances during the final two months of the year ended December 31, 2024 that indicated it may be more likely than not that the fair value of its reporting units were reduced below their respective carrying amounts.

The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2023	$382,005	$152,800	$400,559	$935,364
Goodwill adjustment for Connetics acquisition	415	—	—	415
Goodwill from MSDR acquisition	—	175,770	—	175,770
Balance, December 31, 2023	382,420	328,570	400,559	1,111,549
Goodwill adjustment for MSDR acquisition	—	8,364	—	8,364
Goodwill impairment losses	(123,283)	(99,174)	—	(222,457)
Balance, December 31, 2024	$259,137	$237,760	$400,559	$897,456
Accumulated impairment loss as of December 31, 2023	$154,444	$60,495	$—	$214,939
Accumulated impairment loss as of December 31, 2024	$277,727	$159,669	$—	$437,396

(5) Leases

The Company leases certain office facilities, data centers, and equipment under various operating leases. The Company’s short-term leases (with initial lease terms of 12 months or less) are primarily related to housing arrangements for healthcare professionals on assignment. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Additionally, certain leases also include options to terminate the leases within 2 years.

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

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$9,204	$9,610	$16,439
Short-term lease cost	2,437	3,738	5,787
Variable and other lease cost	2,469	2,789	3,129
Net lease cost	$14,110	$16,137	$25,355

The maturities of lease liabilities as of December 31, 2024 were as follows:

Operating Leases
Year ending December 31, 2025	$8,715
Year ending December 31, 2026	7,580
Year ending December 31, 2027	7,672
Year ending December 31, 2028	7,866
Year ending December 31, 2029	5,861
Thereafter	12,486
Total lease payments	50,180
Less imputed interest	(8,255)
Present value of lease liabilities	$41,925

The weighted average remaining lease term and discount rate as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term	7 years	7 years
Weighted average discount rate	5.6%	5.3%

(6) Balance Sheet Details

The consolidated balance sheets detail is as follows:

	December 31,
	2024	2023
Other current assets:
Restricted cash and cash equivalents	$14,984	$22,056
Income taxes receivable	11,683	5,350
Other	26,791	18,264
Other current assets	$53,458	$45,670

Fixed assets:
Furniture and equipment	$90,970	$71,815
Software	440,034	388,812
Leasehold improvements	16,061	15,839
	547,065	476,466
Accumulated depreciation	(360,795)	(285,081)
Fixed assets, net	$186,270	$191,385

Other assets:
Life insurance cash surrender value	$194,350	$162,780
Operating lease right-of-use assets	32,115	34,543
Other	31,588	39,473
Other assets	$258,053	$236,796

Accounts payable and accrued expenses:
Trade accounts payable	$31,356	$54,128
Subcontractor payable	69,563	122,983
Accrued expenses	57,263	82,257
Loss contingencies	2,999	69,837
Professional liability reserve	8,395	7,761
Other	14,735	6,881
Accounts payable and accrued expenses	$184,311	$343,847

Accrued compensation and benefits:
Accrued payroll	$46,896	$53,633
Accrued bonuses and commissions	25,988	31,236
ESPP contributions	812	950
Workers compensation reserve	9,954	12,130
Deferred compensation	191,006	165,574
Other	12,888	15,013
Accrued compensation and benefits	$287,544	$278,536

Other current liabilities:
Deferred revenue	$10,014	$11,303
Client deposits	56,341	8,707
Operating lease liabilities	6,200	7,993
Other	1,375	5,735
Other current liabilities	$73,930	$33,738

	December 31,
	2024	2023
Other long-term liabilities:
Workers compensation reserve	$18,445	$21,169
Professional liability reserve	38,307	36,891
Operating lease liabilities	35,725	37,603
Other	14,973	13,316
Other long-term liabilities	$107,450	$108,979

(7) Income Taxes

The provision for income taxes from operations for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Years Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$20,430	$65,877	$145,217
State	5,042	20,666	42,051
Total	25,472	86,543	187,268
Deferred income taxes:
Federal	(36,685)	(10,203)	(20,173)
State	(14,382)	(2,730)	(4,442)
Total	(51,067)	(12,933)	(24,615)
Provision (benefit) for income taxes from operations	$(25,595)	$73,610	$162,653
The Company’s income tax expense differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2024, 2023 and 2022 to pretax income (loss) from operations because of the effect of the following items during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Tax expense at federal statutory rate	$(36,241)	$59,701	$127,390
State taxes, net of federal benefit	(7,379)	14,170	29,711
Non-deductible expenses	2,110	3,010	—
Share-based compensation	513	(944)	(2,383)
Unrecognized tax benefit	1,328	1,957	3,245
Company-owned life insurance policies	(4,855)	(4,428)	4,094
Tax credits	(1,289)	(3,172)	(2,741)
Goodwill impairment losses	18,054	—	—
Other, net	2,164	3,316	3,337
Income tax expense (benefit) from operations	$(25,595)	$73,610	$162,653

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Share-based compensation	$6,394	$5,461
Deferred compensation	48,821	41,976
Accrued bonus	5,546	2,585
Accrued expenses	10,783	11,426
Operating lease liabilities	10,954	11,296
Net operating losses	5,314	4,809
Loss contingencies	563	813
Workers compensation insurance	5,273	5,997
Professional services expenses	179	16,242
Provision for expected credit losses	8,415	9,161
Sales credits	5,960	6,896
Other	3,995	1,516
Total deferred tax assets	$112,197	$118,178
Deferred tax liabilities:
Intangible assets	$(65,251)	$(111,590)
Fixed assets	(8,662)	(14,947)
Operating lease right-of-use assets	(8,395)	(8,539)
Other	(4,060)	(6,452)
Total deferred tax liabilities	$(86,368)	$(141,528)
Net deferred tax asset (liability)	$25,829	$(23,350)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2024 is $18,700, which begins to expire by 2030. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2024 is $27,000, which begins to expire by 2036.
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Beginning balance of unrecognized tax benefits	$8,689	$6,980	$4,067
Additions based on tax positions related to the current year	978	1,873	1,464
Additions based on tax positions of prior years	266	491	1,966
Reductions due to lapse of applicable statute of limitation	(484)	(655)	(517)
Ending balance of unrecognized tax benefits	$9,449	$8,689	$6,980

At December 31, 2024, if recognized, approximately $10,467 net of $1,848 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense. The Company had approximately $2,861, $1,942 and $1,390 of accrued interest related to unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively. The amount of interest expense recognized in 2024, 2023 and 2022 was $920, $552 and $826, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2024, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2021.

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

(d) Debt Balances

Outstanding debt balances as of December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Senior Credit Facility	$210,000	$460,000
2027 Notes	500,000	500,000
2029 Notes	350,000	350,000
Total debt outstanding	1,060,000	1,310,000
Less unamortized fees and premium	(4,128)	(5,312)
Long-term portion of notes payable	$1,055,872	$1,304,688
At December 31, 2024, with $20,358 of outstanding letters of credit collateralized by the Senior Credit Facility, there was $519,642 of available credit under the Senior Credit Facility. The interest rate for the outstanding borrowings under the Senior Credit Facility was 6.0% on a SOFR basis as of December 31, 2024. The repayment of a portion of the outstanding borrowings under the Senior Credit Facility subsequent to December 31, 2024 is detailed in Note (1)(g), “Summary of Significant Accounting Policies—Restricted Cash, Cash Equivalents and Investments.”
(e) Letters of Credit

At December 31, 2024, the Company maintained outstanding standby letters of credit totaling $20,912 as collateral in relation to its workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20,912 outstanding letters of credit, the Company has collateralized $554 in cash and cash equivalents and the remaining $20,358 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2023 totaled $21,312.

(9) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. A discretionary matching contribution is determined by the Company each year. Employer contribution expenses incurred under the AMN Plan were $4,004, $5,673 and $31,409 for the years ended December 31, 2024, 2023 and 2022, respectively. Employer contribution expenses for the year ended December 31, 2022 included one-time contributions and a temporary increase to the discretionary matching contribution for a portion of the year.

The Company has a deferred compensation plan for certain executives and employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their variable compensation and 100% of their vested RSUs or vested PRSUs. A discretionary matching contribution is determined by the Company each year. Employer contributions under the Plan were $6,849, $10,822 and $18,023 for the years ended December 31, 2024, 2023 and 2022, respectively. Employer contribution expenses for the year ended December 31, 2022 included one-time contributions and a temporary increase to the discretionary matching contribution for a portion of the year. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and employees. The cash surrender value of these policies was $194,350 and $162,780 at December 31, 2024 and 2023, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(10) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2024 and 2023, no shares of preferred stock were outstanding.

(b) Treasury Stock

On November 1, 2016, the Company’s board of directors approved a share repurchase program under which the Company may repurchase up to $150,000 of its outstanding common stock. On November 10, 2021, February 17, 2022, June 15, 2022,

and February 16, 2023, the Company announced increases to the share repurchase program totaling $1,200,000 for a total of $1,350,000 of repurchase authorization, of which $226,658 remained on the repurchase program as of December 31, 2024. The amount and timing of the purchases will depend on a number of factors including the price of the Company’s shares, trading volume, Company performance, Company liquidity, general economic and market conditions and other factors that the Company’s management believes are relevant. The share repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

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

During the year ended December 31, 2024, the Company did not repurchase any shares of its common stock. The total number of shares repurchased, average price per share (excluding broker’s fees), and total cost (excluding the effect of excise taxes) for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Number of shares repurchased	4,383	5,644
Average price per share	$96.90	$102.16
Total cost of share repurchases	$424,744	$576,767

During the year ended December 31, 2023, the Company repurchased 2,362 shares of its common stock through the open market at an average price of $95.13 per share (excluding broker’s fees) for an aggregate purchase price of $224,744 (excluding the effect of excise taxes). Additionally, on May 8, 2023, the Company entered into an accelerated share repurchase (“ASR”) agreement with a counterparty whereupon the Company prepaid $200,000 and received an initial delivery of 1,760 shares of its common stock, which was 80% of the prepayment amount based on a price of $90.89 per share. On August 10, 2023, the Company received a final delivery of approximately 261 additional shares of its common stock, representing the remaining 20% of the prepayment and the final settlement of the ASR agreement. The total number of shares received and average price per share of $98.97 was based on the volume-weighted average price over the term of the ASR agreement, less an agreed upon discount. The Company recognized the shares delivered pursuant to the ASR as increases to treasury stock in the consolidated statements of stockholders’ equity during the year ended December 31, 2023.

The shares repurchased during the year ended December 31, 2022 were all through the open market.

(11) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. As of December 31, 2024 and 2023, 1,668 and 2,264 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Employee Stock Purchase Plan

During 2023, the Company established the AMN Healthcare Services, Inc. Employee Stock Purchase Plan (the “ESPP”) which authorizes the issuance of up to 1,000 shares of the Company’s common stock. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions during a six-month purchase period. Shares are purchased at 85% of the fair market value of the Company’s common stock on the offering date or the purchase date of the applicable purchase period, whichever is lower. Employee contributions were $3,250 and $950 for the years ended December 31, 2024 and 2023, respectively. There were 78 shares issued under the ESPP during the year ended December 31, 2024 and the number of shares remaining available for future issuance was 922 as of December 31, 2024. No purchases were made and no shares were issued under the ESPP during the year ended December 31, 2023.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have recently consisted of RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to performance conditions being achieved) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2022	755	$78.13
Granted—RSUs	200	$109.66
Granted—PRSUs (1)	190	$92.65
Vested	(405)	$72.43
Canceled/forfeited	(75)	$82.13
Unvested at December 31, 2022	665	$94.79
Granted—RSUs	196	$95.67
Granted—PRSUs (1)	176	$109.74
Vested	(349)	$89.76
Canceled/forfeited	(87)	$104.14
Unvested at December 31, 2023	601	$101.01
Granted—RSUs	443	$61.30
Granted—PRSUs (1)	259	$70.73
Vested	(234)	$89.64
Canceled/forfeited	(156)	$90.66
Unvested at December 31, 2024	913	$77.81

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2024, there was $32,003 unrecognized compensation cost related to unvested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.9 years. As of December 31, 2024 and 2023, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $21,834 and $44,979, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Years Ended December 31,
	2024	2023	2022
Share-based employee compensation, before tax	$23,317	$18,020	$30,066
Related income tax benefits	(6,062)	(4,685)	(7,817)
Share-based employee compensation, net of tax	$17,255	$13,335	$22,249

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of December 31, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

San Diego, California
February 20, 2025

Item 9B.    Other Information

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on May 2, 2025 (the “2025 Annual Meeting Proxy Statement”) under the headings “Corporate Governance—Election of Our Directors—AMN Healthcare Board of Directors,” “Compensation Discussion and Analysis—Equity Ownership—Securities Trading Policy,” “Compensation Discussion and Analysis—Equity Ownership—Policies and Practices Related to the Granting of Equity Awards,” “Executive Compensation—Executive Compensation Disclosure,” “Security Ownership and Other Matters—Delinquent Section 16(a) Reports,” the table set forth in “Corporate Governance—Board and Committee Structure—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Board and Committee Structure—Committees of the Board.”

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

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the 2025 Annual Meeting Proxy Statement under the headings “Executive Compensation—Compensation Discussion and Analysis,” “Compensation Discussion and Analysis—Equity Ownership—Policies and Practices Related to the Granting of Equity Awards,” “Executive Compensation—Executive Compensation Disclosure,” “Corporate Governance—Director Compensation and Ownership Guidelines,” “Corporate Governance—Our Corporate Governance Program—Enterprise Risk Oversight,” “Corporate Governance—Board and Committee Structure—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation—Compensation Committee Report.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2025 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2024 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(2)	Numbers of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Plan Category
Equity compensation plans approved by security holders (4)	1,033,352	$—	2,590,038
Equity compensation plans not approved by security holders (5)	—	$—	—

Total	1,033,352	$—	2,590,038

(1) Includes (i) unvested RSUs and PRSUs and (ii) vested RSUs and PRSUs deferred for future issuance. Excludes purchase rights under the AMN Healthcare Services, Inc. Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2024, there were no stock options or SARs outstanding.
(2) The weighted-average exercise price set forth in this table excludes the effect of RSUs and PRSUs, which have no exercise price.
(3) Includes the following:
(i) Shares available under the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”). Each share tendered or held back upon settlement of an award to cover the tax withholding with respect to an award is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include awards that are forfeited, canceled or terminated after December 31, 2024.
(ii) Shares remaining available for future issuance under the ESPP.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2025 Annual Meeting Proxy Statement under the headings “Corporate Governance—Policies and Procedures Governing Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Nomination Process—Director Independence,” and “Corporate Governance—Board and Committee Structure—Committees of the Board.”

Item 14.    Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2025 Annual Meeting Proxy Statement under the heading “Audit Committee Matters—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

(3) Exhibits

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of AMN Healthcare Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024).

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

10.4
Third Amendment to Credit Agreement, dated as of February 10th, 2023, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and Truist Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023).

10.5
Fourth Amendment to Credit Agreement, dated as of November 5th, 2024, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and Truist Bank, as administrative agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 7, 2024).

10.6
Office Lease, dated as of April 2, 2002, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (File No. 333-86952), filed with the SEC on April 25, 2002).

10.7
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

10.9
Third Amendment to Office Lease, dated as of June 30, 2014, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 1, 2014).

10.10
Lease Termination Agreement, dated as of September 9, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021).

Exhibit Number	Description
10.11
Fourth Amendment to Office Lease, dated as of October 5, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.12
AMN Healthcare 2017 Equity Plan (Management Contract or Compensatory Plan or Arrangement) effective as of April 19, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 19, 2017, filed with the SEC on April 25, 2017).

10.13
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

Exhibit Number	Description
10.27
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.28	Form of Indemnification Agreement—Officer.*

10.29
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

10.38
Severance Agreement, effective as of November 28, 2022, between AMN Healthcare, Inc. and Cary Grace (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 4, 2022).

10.39
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.40
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - CEO (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.41
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.42
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

Exhibit Number	Description
10.43
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - CEO (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.44
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.45
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.46
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - CEO (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.47
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024).

10.48
Form of AMN 2017 Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 7, 2024).

10.49
Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on November 7, 2024).

19.1	AMN Healthcare Services, Inc. Securities Trading Policy.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	AMN Healthcare Services, Inc. Compensation Recoupment Policy.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 20, 2025.

/S/ CAROLINE S. GRACE
Caroline S. Grace Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

/S/ MARK G. FOLETTA
Mark G. Foletta Director and Chairman of the Board

/S/ JORGE A. CABALLERO
Jorge A. Caballero Director

/S/ TERI G. FONTENOT
Teri G. Fontenot Director

/S/ R. JEFFREY HARRIS
R. Jeffrey Harris Director

/S/ JAMES H. HINTON
James H. Hinton Director

/S/ DAPHNE E. JONES
Daphne E. Jones Director

/S/ SYLVIA TRENT-ADAMS
Sylvia Trent-Adams Director