Form 10-Q
period 2025-03-31
AMN HEALTHCARE SERVICES INC
filed 2025-05-09
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
As of May 6, 2025, there were 38,284,570 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$55,777	$10,649
Accounts receivable, net of allowances of $23,273 and $32,421 at March 31, 2025 and December 31, 2024, respectively	421,869	437,817
Accounts receivable, subcontractor	65,307	70,481
Prepaid expenses	24,645	22,510
Other current assets	59,759	53,458
Total current assets	627,357	594,915
Restricted cash, cash equivalents and investments	45,070	71,840
Fixed assets, net of accumulated depreciation of $380,459 and $360,795 at March 31, 2025 and December 31, 2024, respectively	177,996	186,270
Other assets	253,670	258,053
Deferred income taxes, net	31,637	25,829
Goodwill	897,456	897,456
Intangible assets, net of accumulated amortization of $554,249 and $534,822 at March 31, 2025 and December 31, 2024, respectively	361,937	381,364
Total assets	$2,395,123	$2,415,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$195,974	$184,311
Accrued compensation and benefits	269,497	287,544
Other current liabilities	116,778	73,930
Total current liabilities	582,249	545,785
Revolving credit facility	150,000	210,000
Notes payable, net of unamortized fees and premium	846,167	845,872
Other long-term liabilities	101,656	107,450
Total liabilities	1,680,072	1,709,107
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,819 issued and 38,206 outstanding at March 31, 2025 and 50,692 issued and 38,079 outstanding at December 31, 2024	508	507
Additional paid-in capital	537,932	528,471
Treasury stock, at cost; 12,613 shares at March 31, 2025 and December 31, 2024	(1,127,043)	(1,127,043)
Retained earnings	1,303,604	1,304,696
Accumulated other comprehensive income (loss)	50	(11)
Total stockholders’ equity	715,051	706,620
Total liabilities and stockholders’ equity	$2,395,123	$2,415,727

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$689,533	$820,878
Cost of revenue	491,413	563,372
Gross profit	198,120	257,506
Operating expenses:
Selling, general and administrative	147,731	174,842
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	37,882	42,719
Total operating expenses	185,613	217,561
Income from operations	12,507	39,945
Interest expense, net, and other	12,324	16,628
Income before income taxes	183	23,317
Income tax expense	1,275	5,989
Net income (loss)	$(1,092)	$17,328

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	61	84
Other comprehensive income	61	84

Comprehensive income (loss)	$(1,031)	$17,412

Net income (loss) per common share:
Basic	$(0.03)	$0.45
Diluted	$(0.03)	$0.45
Weighted average common shares outstanding:
Basic	38,312	38,114
Diluted	38,312	38,197

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	114	1	(3,974)	—	—	—	—	(3,973)
Shares purchased under employee stock purchase plan	—	—	1,757	—	—	—	—	1,757
Share-based compensation	—	—	7,739	—	—	—	—	7,739
Comprehensive income	—	—	—	—	—	17,328	84	17,412
Balance, March 31, 2024	50,537	$505	$512,065	(12,613)	$(1,127,043)	$1,469,003	$(339)	$854,191

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	127	1	(1,212)	—	—	—	—	(1,211)
Shares purchased under employee stock purchase plan	—	—	1,292	—	—	—	—	1,292
Share-based compensation	—	—	9,381	—	—	—	—	9,381
Comprehensive income (loss)	—	—	—	—	—	(1,092)	61	(1,031)
Balance, March 31, 2025	50,819	$508	$537,932	(12,613)	$(1,127,043)	$1,303,604	$50	$715,051

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,092)	$17,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	39,857	44,517
Non-cash interest expense and other	608	534
Increase in allowance for credit losses and sales credits	2,182	388
Provision for deferred income taxes	(5,824)	(7,661)
Share-based compensation	9,381	7,739
Loss on disposal or impairment of long-lived assets	27	10
Net loss on investments in available-for-sale securities	4	64
Net loss (gain) on deferred compensation balances	502	(381)
Non-cash lease expense	28	(799)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,766	41,367
Accounts receivable, subcontractor	5,174	20,187
Income taxes receivable	5,568	5,350
Prepaid expenses	(2,134)	(3,392)
Other current assets	(10,256)	772
Other assets	1,337	86
Accounts payable and accrued expenses	9,456	(33,006)
Accrued compensation and benefits	(13,995)	(6,365)
Other liabilities	36,006	(5,712)
Deferred revenue	2,076	360
Net cash provided by operating activities	92,671	81,386

Cash flows from investing activities:
Purchase and development of fixed assets	(9,975)	(18,145)
Purchase of investments	(21,722)	—
Proceeds from sale and maturity of investments	7,239	1,207
Payments to fund deferred compensation plan	(1,588)	(4,461)
Net cash used in investing activities	(26,046)	(21,399)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Payments on revolving credit facility	(95,000)	(50,000)
Proceeds from revolving credit facility	35,000	15,000
Cash paid for shares withheld for taxes	(1,211)	(3,973)
Net cash used in financing activities	(61,211)	(38,973)
Net increase in cash, cash equivalents and restricted cash	5,414	21,014
Cash, cash equivalents and restricted cash at beginning of period	89,305	108,273
Cash, cash equivalents and restricted cash at end of period	$94,719	$129,287

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,138	$2,805
Cash paid for interest (net of $63 and $198 capitalized for the three months ended March 31, 2025 and 2024, respectively)	$2,939	$7,543
Cash paid for income taxes	$2,139	$4,309
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$5,405	$12,777
Right-of-use assets obtained in exchange for operating lease liabilities	$544	$2,338

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025 (the “2024 Annual Report”).
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands the breadth and frequency of reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the amount and composition of other segment items by reportable segment, any additional measures of a segment’s profit or loss used by the CODM when assessing performance and deciding how to allocate resources, and the CODM’s title and position. Additionally, public entities will be required to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually by Topic 280. This standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2024. See Note (4), “Segment Information” for additional information.
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

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$55,777	$10,649
Restricted cash and cash equivalents (included in other current assets)	16,598	14,984
Restricted cash, cash equivalents and investments	45,070	71,840
Total cash, cash equivalents and restricted cash and investments	117,445	97,473
Less restricted investments	(22,726)	(8,168)
Total cash, cash equivalents and restricted cash	$94,719	$89,305
The Company released $25,000 of restricted cash held at its captive insurance subsidiary in January 2025, which was used to repay a portion of the outstanding borrowings under the Senior Credit Facility (as defined in Note (5) below). As the restriction was in effect as of December 31, 2024 and the entire outstanding debt balance is classified as a noncurrent liability in the consolidated balance sheet, the noncurrent classification of the restricted cash was maintained as of December 31, 2024.
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2025	2024
Balance as of January 1,	$32,421	$32,233
Provision for expected credit losses	1,162	4,019
Amounts written off charged against the allowance	(10,310)	(4,456)
Balance as of March 31,	$23,273	$31,796

2. REVENUE RECOGNITION
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
See Note (4), “Segment Information,” for additional information regarding the Company’s revenue disaggregated by service type.

3. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(1,092)	$17,328

Net income (loss) per common share - basic	$(0.03)	$0.45
Net income (loss) per common share - diluted	$(0.03)	$0.45

Weighted average common shares outstanding - basic	38,312	38,114
Plus dilutive effect of potential common shares	—	83
Weighted average common shares outstanding - diluted	38,312	38,197

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	102	408
The dilutive effect of potential shares and anti-dilutive potential common shares primarily includes outstanding share-based awards, which consists of restricted stock units, performance restricted stock units, and obligations under the Company’s employee stock purchase plan (the “ESPP”).

4. SEGMENT INFORMATION
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
The Company’s CODM relies on internal management reporting processes that provide revenue, gross profit and operating income by reportable segment. These financial measures are used by the CODM to evaluate segment performance, monitor variances between periods and against projections, make key operating decisions, and allocate resources such as capital and personnel to each segment. The CODM does not evaluate or measure performance of segments using asset information; accordingly, asset information by segment is not prepared or disclosed. Beginning this year, the Company revised its corporate resource allocation methodology to better match actual consumption by reportable segments.
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

	Three Months Ended March 31, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$413,261	$174,065	$102,207	$689,533
Cost of revenue	319,388	126,512	45,513	491,413
Gross profit	93,873	47,553	56,694	198,120
Segment selling, general and administrative expenses	61,635	33,091	23,419	118,145
Depreciation (included in cost of revenue)	—	—	(1,975)	(1,975)
Segment operating income	$32,238	$14,462	$35,250	81,950
Unallocated corporate overhead				20,205
Depreciation and amortization				37,882
Depreciation (included in cost of revenue)				1,975
Share-based compensation				9,381
Interest expense, net, and other				12,324
Income before income taxes				$183

	Three Months Ended March 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$519,297	$188,797	$112,784	$820,878
Cost of revenue	388,874	129,227	45,271	563,372
Gross profit	130,423	59,570	67,513	257,506
Segment selling, general and administrative expenses	77,081	37,348	25,041	139,470
Depreciation (included in cost of revenue)	—	—	(1,798)	(1,798)
Segment operating income	$53,342	$22,222	$44,270	119,834
Unallocated corporate overhead				27,633
Depreciation and amortization				42,719
Depreciation (included in cost of revenue)				1,798
Share-based compensation				7,739
Interest expense, net, and other				16,628
Income before income taxes				$23,317
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2025	$259,137	$237,760	$400,559	$897,456
Balance, March 31, 2025	$259,137	$237,760	$400,559	$897,456
Accumulated impairment loss as of December 31, 2024 and March 31, 2025	$277,727	$159,669	$—	$437,396

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended March 31, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$215,447	$—	$—	$215,447
Labor disruption services	38,631	—	—	38,631
Local staffing	9,721	—	—	9,721
Allied staffing	147,496	—	—	147,496
Locum tenens staffing	—	140,846	—	140,846
Interim leadership staffing	—	23,817	—	23,817
Temporary staffing	411,295	164,663	—	575,958
Permanent placement (1)	1,966	9,402	—	11,368
Language services	—	—	74,910	74,910
Vendor management systems	—	—	19,411	19,411
Other technologies	—	—	4,949	4,949
Technology-enabled services	—	—	99,270	99,270
Talent planning and acquisition	—	—	2,937	2,937
Total revenue	$413,261	$174,065	$102,207	$689,533

	Three Months Ended March 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$334,369	$—	$—	$334,369
Labor disruption services	28	—	—	28
Local staffing	12,498	—	—	12,498
Allied staffing	169,756	—	—	169,756
Locum tenens staffing	—	145,242	—	145,242
Interim leadership staffing	—	30,272	—	30,272
Temporary staffing	516,651	175,514	—	692,165
Permanent placement (1)	2,646	13,283	—	15,929
Language services	—	—	71,422	71,422
Vendor management systems	—	—	29,063	29,063
Other technologies	—	—	5,828	5,828
Technology-enabled services	—	—	106,313	106,313
Talent planning and acquisition	—	—	6,471	6,471
Total revenue	$519,297	$188,797	$112,784	$820,878
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.

The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended March 31,
	2025	2024
International nurse staffing (1)	$31,906	$46,823
International nurse permanent placement (2)	1,966	2,646
Total international nurse revenue	$33,872	$49,469
(1) Included in “Travel nurse staffing” as presented in the preceding tables.
(2) Included in “Permanent placement” as presented in the preceding tables.

5. NOTES PAYABLE AND CREDIT AGREEMENT
On November 5, 2024, the Company entered into the fourth amendment to its credit agreement which increased the consolidated net leverage ratio covenant for the year ending December 31, 2025. Additional information regarding the Company’s $750,000 secured revolving credit facility (the “Senior Credit Facility”) and the amended credit agreement is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2024 Annual Report.

6. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2024 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2025.
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

	As of March 31, 2025	As of December 31, 2024
Commercial paper	$21,655	$64,580
Total classified as restricted cash equivalents	$21,655	$64,580

Commercial paper	$—	$1,399
Corporate bonds	22,726	6,769
Total classified as restricted investments	$22,726	$8,168
There were no assets or liabilities measured on a recurring basis with level 3 inputs outstanding as of March 31, 2025 and December 31, 2024.
The following table presents information about the above-referenced assets and liabilities and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2025			Fair Value Measurements as of December 31, 2024
Assets (Liabilities)	Level 1	Level 2	Total	Level 1	Level 2	Total
Deferred compensation	$(183,670)	$—	$(183,670)	$(191,006)	$—	$(191,006)
Commercial paper	—	21,655	21,655	—	65,979	65,979
Corporate bonds	—	22,726	22,726	—	6,769	6,769
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
The Company maintains goodwill on its balance sheet, which represents the excess of the total purchase price of acquisitions over the fair value of the net assets and intangible assets acquired. The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever events or changes in circumstances indicate that it is more likely than not that an impairment exists. The Company determines the fair value of its reporting units based on a combination of inputs, including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of its indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs.
During the fourth quarter of 2024, as part of the Company’s annual impairment test, the Company recorded an aggregate goodwill impairment loss of $222,457 related to its nurse and allied solutions and physician and leadership solutions reporting units, to reduce the reporting units’ carrying value to their estimated fair value. While the Company has experienced a decline in its stock price and market capitalization since December 31, 2024, the Company has concluded that such decline does not represent a sustained decrease in the Company’s market capitalization or stock price. In future periods, if the Company were to experience a decline in its market capitalization for a sustained period of time or a significant reduction to expected financial results, the Company would be required to perform an interim quantitative goodwill impairment assessment which may result in a non-cash goodwill impairment charge that could have a material adverse effect on its results of operations and balance sheet.
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income (loss). As of March 31, 2025, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of March 31, 2025 and December 31, 2024.
There were no material impairment charges recorded during the three months ended March 31, 2025 and 2024.
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.625% senior notes due 2027 (the “2027 Notes”) and 4.000% senior notes due 2029 (the “2029 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes and the 2029 Notes are presented in the following table. See additional information regarding the 2027 Notes and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2024 Annual Report.

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$476,250	$500,000	$473,750
2029 Notes	350,000	314,125	350,000	312,375
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of March 31, 2025, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2021.

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

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2025	December 31, 2024
Other current assets:
Restricted cash and cash equivalents	$16,598	$14,984
Income taxes receivable	6,115	11,683
Other	37,046	26,791
Other current assets	$59,759	$53,458

Fixed assets:
Furniture and equipment	$93,862	$90,970
Software	448,532	440,034
Leasehold improvements	16,061	16,061
	558,455	547,065
Accumulated depreciation	(380,459)	(360,795)
Fixed assets, net	$177,996	$186,270

Other assets:
Life insurance cash surrender value	$192,169	$194,350
Operating lease right-of-use assets	31,058	32,115
Other	30,443	31,588
Other assets	$253,670	$258,053

Accounts payable and accrued expenses:
Trade accounts payable	$38,362	$31,356
Subcontractor payable	70,466	69,563
Accrued expenses	66,534	57,263
Loss contingencies	4,909	2,999
Professional liability reserve	8,289	8,395
Other	7,414	14,735
Accounts payable and accrued expenses	$195,974	$184,311

Accrued compensation and benefits:
Accrued payroll	$52,347	$46,896
Accrued bonuses and commissions	15,013	25,988
ESPP contributions	85	812
Workers compensation reserve	9,038	9,954
Deferred compensation	183,670	191,006
Other	9,344	12,888
Accrued compensation and benefits	$269,497	$287,544

Other current liabilities:
Client deposits	$96,652	$56,341
Operating lease liabilities	6,568	6,200
Deferred revenue	12,097	10,014
Other	1,461	1,375
Other current liabilities	$116,778	$73,930

Other long-term liabilities:
Workers compensation reserve	$16,856	$18,445
Professional liability reserve	36,472	38,307
Operating lease liabilities	34,328	35,725
Other	14,000	14,973
Other long-term liabilities	$101,656	$107,450

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025 (“2024 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. We help providers optimize their workforce to reduce complexity and increase efficiency. Our total talent solutions include vendor neutral and managed services programs, clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems, recruitment process outsourcing, predictive modeling, language services, revenue cycle solutions, and other services. Our diverse client base includes acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools, inpatient/outpatient rehabilitation facilities, ambulatory care facilities, outpatient surgical facilities, and many other healthcare settings.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended March 31, 2025, we recorded revenue of $689.5 million, as compared to $820.9 million for the same period last year.
Nurse and allied solutions segment revenue comprised 60% and 63% of total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 25% and 23% of total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year.
Technology and workforce solutions segment revenue comprised 15% and 14% of total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include consulting, data analytics, predictive modeling, and SaaS-based scheduling technology, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
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
Recent Trends
Following the subsidence of the COVID-19 pandemic, healthcare organizations have prioritized hiring permanent staff and implementing cost containment measures, along with alternative staffing models to reduce utilization of contingent labor. As a result, demand in our travel nurse business has declined significantly and remains below pre-pandemic levels. During the first quarter, we saw a seasonal decrease in demand compared to the fourth quarter of last year as measured by open orders, which was generally in line with pre-pandemic normal seasonal trends. In addition, we have seen an increase in travel nurse open orders on a year-over-year basis, suggesting continued normalization in the industry. In our allied staffing business, demand continues to exceed pre-pandemic levels. In the first quarter, we saw an increase in demand compared to the previous quarter, with a significant increase year-over-year primarily driven by high demand in therapy and imaging specialties.
For our nurse and allied solutions segment, in the first quarter we saw a slight decrease in overall staffing volume from the prior quarter, largely due to visa retrogression affecting international nurse staffing. Compared to the prior year, the average number of travelers on assignment in the first quarter decreased due to the lower demand environment leading into the quarter. Bill rates in the first quarter increased slightly from the prior quarter, stabilizing over the past several quarters.
In our physician and leadership solutions segment, demand for our locum tenens staffing business in the first quarter declined compared to both the prior year and prior quarter. Certified registered nurse anesthetists (CRNAs) remain the largest specialty within our locum tenens staffing business. Revenue per day filled increased in the first quarter relative to both the prior year and prior quarter. In the first quarter, demand for our interim leadership and search businesses was lower than the previous year, impacted by healthcare organizations deferring hiring decisions or increasing insourcing.
In our technology and workforce solutions segment, minutes in our language services business in the first quarter grew from the prior year and was consistent with the prior quarter. Volumes in our VMS business followed similar trends in our travel nurse business as compared to the prior year, with the sequential decline higher than travel nurse due to winter order seasonality in the travel nurse business. VMS bill rates in the first quarter decreased both sequentially and year-over-year.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates, other than the adoption of the Accounting Standard Update (“ASU”) described in the accompanying Note (1), “Basis of Presentation,” as compared to the critical accounting policies and estimates described in our 2024 Annual Report.

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

	Three Months Ended March 31,
	2025	2024
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	71.3	68.6
Gross profit	28.7	31.4
Selling, general and administrative	21.4	21.3
Depreciation and amortization	5.5	5.2
Income from operations	1.8	4.9
Interest expense, net, and other	1.8	2.1
Income before income taxes	—	2.8
Income tax expense	0.2	0.7
Net income (loss)	(0.2)%	2.1%

Comparison of Results for the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenue. Revenue decreased 16% to $689.5 million for the three months ended March 31, 2025 from $820.9 million for the same period in 2024, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended March 31,
	2025	2024
Nurse and allied solutions	$413,261	$519,297
Physician and leadership solutions	174,065	188,797
Technology and workforce solutions	102,207	112,784
	$689,533	$820,878

Nurse and allied solutions segment revenue decreased 20% to $413.3 million for the three months ended March 31, 2025 from $519.3 million for the same period in 2024. The $106.0 million decrease was primarily attributable to a $111.7 million decline driven by a 22% decrease in the average number of travelers on assignment, a $24.3 million decline driven by an approximately 5% decrease in the average bill rate, and a $5.7 million decline driven by a 1% decrease in average billable hours. The overall decrease was partially offset by a $39.0 million increase in labor disruption revenue.
Physician and leadership solutions segment revenue decreased 8% to $174.1 million for the three months ended March 31, 2025 from $188.8 million for the same period in 2024. The $14.7 million decrease was attributable to declines in revenue of our businesses across the segment. Revenue in our locum tenens business declined $4.4 million (or 3%) during the three months ended March 31, 2025 primarily due to a $14.1 million decline driven by a 10% decrease in the number of days filled, partially offset by a $9.7 million increase driven by a 7% increase in the revenue per day filled. Our interim leadership business experienced a decline of $6.5 million (or 21%) and our physician permanent placement and executive search businesses declined $3.9 million (or 29%) during the three months ended March 31, 2025, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 9% to $102.2 million for the three months ended March 31, 2025 from $112.8 million for the same period in 2024. The $10.6 million decrease was primarily attributable to a decline within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined $9.7 million (or 33%) for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a decline of $3.5 million (or 54%) primarily due to lower demand, while our language services business grew $3.5 million (or 5%) primarily due to an 8% increase in minutes during the three months ended March 31, 2025.
For the three months ended March 31, 2025 and 2024, revenue under our MSP arrangements comprised approximately 44% and 48% of our consolidated revenue, 65% and 70% of our nurse and allied solutions segment revenue, 18% and 13% of our physician and leadership solutions segment revenue, and 3% and 3% of our technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, decreased 13% to $491.4 million for the three months ended March 31, 2025 from $563.4 million for the same period in 2024. The $72.0 million decrease was mainly attributable to decreases in our nurse and allied solutions and physician and leadership solutions segments. The decrease in our nurse and allied solutions segment was primarily attributable to a $67.2 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The decrease in our physician and leadership solutions segment was driven by a $2.6 million decrease in clinician pay package costs, primarily due to declines in demand. The increase in our technology and workforce solutions segment was primarily attributable to $0.3 million of higher compensation and benefits primarily due to the aforementioned increase in minutes in our language services business. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended March 31,
	2025	2024
Nurse and allied solutions	$319,388	$388,874
Physician and leadership solutions	126,512	129,227
Technology and workforce solutions	45,513	45,271
	$491,413	$563,372

Gross Profit. Gross profit decreased 23% to $198.1 million for the three months ended March 31, 2025 from $257.5 million for the same period in 2024, representing gross margins of 28.7% and 31.4%, respectively. The decline in consolidated gross margin for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by increased provider pay packages, including housing, travel and allowances and (2) a lower margin in our technology and workforce solutions segment primarily due to a shift in sales mix resulting from reduced revenue in our higher-margin VMS business and increased revenue in our lower-margin language services business. The overall decline in consolidated gross margin was partially offset by a change in sales mix resulting from reduced revenue in our lower-margin nurse and allied solutions segment. Gross margin by reportable segment for the three months ended March 31, 2025 and 2024 was 22.7% and 25.1% for nurse and allied solutions, 27.3% and 31.6% for physician and leadership solutions, and 55.5% and 59.9% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended March 31,
	2025	2024
Nurse and allied solutions	$93,873	$130,423
Physician and leadership solutions	47,553	59,570
Technology and workforce solutions	56,694	67,513
	$198,120	$257,506

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $147.7 million, representing 21.4% of revenue, for the three months ended March 31, 2025, as compared to $174.8 million, representing 21.3% of revenue, for the same period in 2024. The decrease in SG&A expenses was primarily due to a $20.4 million decrease in employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue, a $2.9 million decrease in the provision for expected credit losses, and a $2.5 million decrease in other expenses associated with our revenue decline. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended March 31,
	2025	2024
Nurse and allied solutions	$61,635	$77,081
Physician and leadership solutions	33,091	37,348
Technology and workforce solutions	23,419	25,041
Unallocated corporate overhead	20,205	27,633
Share-based compensation	9,381	7,739
	$147,731	$174,842
Depreciation and Amortization Expenses. Amortization expense decreased 22% to $19.4 million for the three months ended March 31, 2025 from $24.9 million for the same period in 2024, primarily attributable to having more intangible assets fully amortized during the three months ended March 31, 2025. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 3% to $18.5 million for the three months ended March 31, 2025 from $17.8 million for the same period in 2024, primarily attributable to an increase in purchased and developed hardware and software placed in service for our ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems. Additionally, $2.0 million and $1.8 million of depreciation expense for our language services business is included in cost of revenue for the three months ended March 31, 2025 and 2024, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $12.3 million during the three months ended March 31, 2025 as compared to $16.6 million for the same period in 2024. The decrease was primarily due to a lower average debt outstanding balance during the three months ended March 31, 2025.

Income Tax Expense. Income tax expense was $1.3 million for the three months ended March 31, 2025 as compared to $6.0 million for the same period in 2024, reflecting effective income tax rates of 697% and 26% for these periods, respectively. The increase in the effective income tax rate was primarily attributable to the recognition of $1.3 million of net discrete tax expense during the three months ended March 31, 2025 compared to $2.4 million of net discrete tax benefit during the same period in 2024, in relation to income before income taxes of $0.2 million and $23.3 million for the three months ended March 31, 2025 and 2024, respectively. We currently estimate our annual effective tax rate to be approximately (11)% for 2025. The 697% effective tax rate for the three months ended March 31, 2025 differs from our estimated annual effective tax rate of (11)% primarily due to certain discrete tax expenses recognized during the three months ended March 31, 2025, in relation to income before income taxes.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$92,671	$81,386
Net cash used in investing activities	(26,046)	(21,399)
Net cash used in financing activities	(61,211)	(38,973)
Net increase in cash, cash equivalents and restricted cash	$5,414	$21,014
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of March 31, 2025, (1) $150.0 million was drawn with $579.6 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part

II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2024 Annual Report.
As of March 31, 2025, the total of our contractual obligations under operating leases with initial terms in excess of one year was $48.6 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2024 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
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
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $92.7 million, compared to $81.4 million for the same period in 2024. The increase in net cash provided by operating activities was primarily attributable to (1) an increase in accounts payable and accrued expenses between periods of $42.5 million primarily due to an increase in the subcontractor payable balance in the current year as compared to a decrease in the prior year primarily attributable to a decline in associate vendor usage and timing of payments, and (2) an increase in other liabilities between periods of $41.7 million primarily due to client deposits received for labor disruption services in the current year. The overall increase in net cash provided by operating activities was partially offset by (1) a decrease in net income excluding non-cash expenses of $16.1 million primarily due to a decline in segment operating income across our segments, (2) an increase in accounts receivable and subcontractor receivables between periods of $42.6 million primarily due to a larger decrease in the receivables balance in the prior year as compared to the current year, which was primarily attributable to larger decreases in revenue and associate vendor usage in the prior year, along with timing of collections, and (3) an increase in other current assets between periods of $11.0 million primarily due to subcontractor deposits related to labor disruption services in the current year. Our Days Sales Outstanding (“DSO”) was 55 days at March 31, 2025, 55 days at December 31, 2024, and 64 days at March 31, 2024.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $26.0 million, compared to net cash used in investing activities of $21.4 million for the same period in 2024. The increase was primarily due to (1) a net purchase of investments of $14.5 million during the three months ended March 31, 2025, as compared to net proceeds of $1.2 million during the three months ended March 31, 2024, and (2) $1.6 million of payments to fund the deferred compensation plan during the three months ended March 31, 2025, as compared to $4.5 million of payments during the three months ended March 31, 2024. In addition, capital expenditures were $10.0 million and $18.1 million for the three months ended March 31, 2025 and 2024, respectively.

Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was $61.2 million, due to repayments of $95.0 million under the Senior Credit Facility and $1.2 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $35.0 million under the Senior Credit Facility. Net cash used in financing activities during the three months ended March 31, 2024 was $39.0 million, due to repayments of $50.0 million under the Senior Credit Facility and $4.0 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $15.0 million under the Senior Credit Facility.
Amended Credit Agreement
On November 5, 2024, we entered into the fourth amendment to our credit agreement (the “Fourth Amendment”). The Fourth Amendment (together with the credit agreement as amended to such date, collectively, the “Amended Credit Agreement”) increased our consolidated net leverage ratio covenant for the year ending December 31, 2025. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. We describe in further detail the terms of the Amended Credit Agreement in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2024 Annual Report.
Letters of Credit
At March 31, 2025, we maintained outstanding standby letters of credit totaling $21.0 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.0 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2024 totaled $20.9 million.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2024 Annual Report and include but are not limited to:
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
•the severity and duration of any future pandemic or health crisis, economic downturns, inflation, recession or slow recoveries have on the financial condition and cash flow of many hospitals and healthcare systems such that it impairs their ability to make payments to us, timely or otherwise, for services rendered;
•the extent to which a resurgence in the COVID-19 pandemic or any future pandemic or health crisis may disrupt our operations due to the unavailability of our employees or healthcare professionals because of illness, risk of illness, quarantines, travel restrictions, mandatory vaccination requirements, desire to travel and work on temporary assignments or other factors that limit our existing or potential workforce and pool of candidates;
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
•changes in United States immigration laws and policies, including those relating to workers from outside the United States and visa retrogression;
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
•any recognition of an impairment to the substantial amount of goodwill or intangible assets on our balance sheet, which could result in a material adverse impact to our results of operations;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2025, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2025. A 100 basis point change in interest rates as of March 31, 2025 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three months ended March 31, 2025, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in the accompanying Note (8), “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report. The risk factors described in our 2024 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of March 31, 2025. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the three months ended March 31, 2025, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2024 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

4.1	Description of Securities.*

10.1	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement).*

10.2	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Performance) (Management Contract or Compensatory Plan or Arrangement).*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)