Form 10-Q
period 2025-06-30
AMN HEALTHCARE SERVICES INC
filed 2025-08-08
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
As of August 5, 2025, there were 38,324,255 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$41,503	$10,649
Accounts receivable, net of allowances of $23,912 and $32,421 at June 30, 2025 and December 31, 2024, respectively	387,768	437,817
Accounts receivable, subcontractor	59,102	70,481
Prepaid expenses	18,612	22,510
Other current assets	64,366	53,458
Total current assets	571,351	594,915
Restricted cash, cash equivalents and investments	44,141	71,840
Fixed assets, net of accumulated depreciation of $380,284 and $360,795 at June 30, 2025 and December 31, 2024, respectively	158,215	186,270
Other assets	257,979	258,053
Assets held for sale	42,671	—
Deferred income taxes, net	59,537	25,829
Goodwill	755,809	897,456
Intangible assets, net of accumulated amortization of $524,991 and $534,822 at June 30, 2025 and December 31, 2024, respectively	322,518	381,364
Total assets	$2,212,221	$2,415,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$175,623	$184,311
Accrued compensation and benefits	274,631	287,544
Other current liabilities	123,389	73,930
Total current liabilities	573,643	545,785
Revolving credit facility	70,000	210,000
Notes payable, net of unamortized fees and premium	846,463	845,872
Liabilities held for sale	6,632	—
Other long-term liabilities	107,887	107,450
Total liabilities	1,604,625	1,709,107
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,917 issued and 38,304 outstanding at June 30, 2025 and 50,692 issued and 38,079 outstanding at December 31, 2024	509	507
Additional paid-in capital	546,533	528,471
Treasury stock, at cost; 12,613 shares at June 30, 2025 and December 31, 2024	(1,127,043)	(1,127,043)
Retained earnings	1,187,402	1,304,696
Accumulated other comprehensive income (loss)	195	(11)
Total stockholders’ equity	607,596	706,620
Total liabilities and stockholders’ equity	$2,212,221	$2,415,727

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$658,175	$740,685	$1,347,708	$1,561,563
Cost of revenue	461,776	510,858	953,189	1,074,230
Gross profit	196,399	229,827	394,519	487,333
Operating expenses:
Selling, general and administrative	154,584	149,044	302,315	323,886
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	37,753	43,101	75,635	85,820
Goodwill impairment loss	109,515	—	109,515	—
Long-lived assets impairment loss	18,262	—	18,262	—
Total operating expenses	320,114	192,145	505,727	409,706
Income (loss) from operations	(123,715)	37,682	(111,208)	77,627
Interest expense, net, and other	11,360	15,715	23,684	32,343
Income (loss) before income taxes	(135,075)	21,967	(134,892)	45,284
Income tax expense (benefit)	(18,873)	5,730	(17,598)	11,719
Net income (loss)	$(116,202)	$16,237	$(117,294)	$33,565

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	145	182	206	266
Other comprehensive income	145	182	206	266

Comprehensive income (loss)	$(116,057)	$16,419	$(117,088)	$33,831

Net income (loss) per common share:
Basic	$(3.02)	$0.43	$(3.06)	$0.88
Diluted	$(3.02)	$0.42	$(3.06)	$0.88
Weighted average common shares outstanding:
Basic	38,414	38,173	38,363	38,144
Diluted	38,414	38,234	38,363	38,218

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	114	1	(3,974)	—	—	—	—	(3,973)
Shares purchased under employee stock purchase plan	—	—	1,757	—	—	—	—	1,757
Share-based compensation	—	—	7,739	—	—	—	—	7,739
Comprehensive income	—	—	—	—	—	17,328	84	17,412
Balance, March 31, 2024	50,537	$505	$512,065	(12,613)	$(1,127,043)	$1,469,003	$(339)	$854,191
Equity awards vested, net of shares withheld for taxes	43	1	(109)	—	—	—	—	(108)
Shares issued under employee stock purchase plan	33	—	—	—	—	—	—	—
Share-based compensation	—	—	6,357	—	—	—	—	6,357
Comprehensive income	—	—	—	—	—	16,237	182	16,419
Balance, June 30, 2024	50,613	$506	$518,313	(12,613)	$(1,127,043)	$1,485,240	$(157)	$876,859

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	127	1	(1,212)	—	—	—	—	(1,211)
Shares purchased under employee stock purchase plan	—	—	1,292	—	—	—	—	1,292
Share-based compensation	—	—	9,381	—	—	—	—	9,381
Comprehensive income (loss)	—	—	—	—	—	(1,092)	61	(1,031)
Balance, March 31, 2025	50,819	$508	$537,932	(12,613)	$(1,127,043)	$1,303,604	$50	$715,051
Equity awards vested, net of shares withheld for taxes	36	—	(226)	—	—	—	—	(226)
Shares issued under employee stock purchase plan	62	1	—	—	—	—	—	1
Share-based compensation	—	—	8,827	—	—	—	—	8,827
Comprehensive income (loss)	—	—	—	—	—	(116,202)	145	(116,057)
Balance, June 30, 2025	50,917	$509	$546,533	(12,613)	$(1,127,043)	$1,187,402	$195	$607,596

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(117,294)	$33,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	79,742	89,255
Non-cash interest expense and other	1,217	1,067
Increase in allowance for credit losses and sales credits	5,746	7,927
Provision for deferred income taxes	(33,762)	(2,601)
Share-based compensation	18,208	14,096
Loss on disposal or impairment of long-lived assets	18,296	19
Net loss (gain) on investments in available-for-sale securities	(29)	177
Goodwill impairment loss	109,515	—
Net loss (gain) on deferred compensation balances	1,063	(1,415)
Non-cash lease expense	41	(590)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	40,660	102,736
Accounts receivable, subcontractor	11,379	36,407
Income taxes receivable	1,091	(3,659)
Prepaid expenses	3,802	862
Other current assets	(4,837)	(1,754)
Other assets	3,645	(1,620)
Accounts payable and accrued expenses	(6,756)	(59,808)
Accrued compensation and benefits	(19,566)	(20,994)
Other liabilities	52,080	(12,978)
Deferred revenue	6,978	209
Net cash provided by operating activities	171,219	180,901

Cash flows from investing activities:
Purchase and development of fixed assets	(19,775)	(45,411)
Purchase of investments	(34,119)	—
Proceeds from sale and maturity of investments	7,239	4,492
Payments to fund deferred compensation plan	(3,256)	(4,461)
Proceeds from settlements of company-owned life insurance policies	3,274	—
Cash received for working capital settlement of prior year acquisition	—	1,649
Net cash used in investing activities	(46,637)	(43,731)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Payments on revolving credit facility	(185,000)	(140,000)
Proceeds from revolving credit facility	45,000	25,000
Cash paid for shares withheld for taxes	(1,437)	(4,081)
Net cash used in financing activities	(141,437)	(119,081)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,855)	18,089
Cash, cash equivalents and restricted cash at beginning of period	89,305	108,273
Cash, cash equivalents and restricted cash at end of period	$72,450	$126,362

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,291	$5,265
Cash paid for interest (net of $117 and $363 capitalized for the six months ended June 30, 2025 and 2024, respectively)	$23,600	$32,725
Cash paid for income taxes	$11,224	$17,580
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,358	$8,037
Right-of-use assets obtained in exchange for operating lease liabilities	$544	$4,474

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands the breadth and frequency of reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the amount and composition of other segment items by reportable segment, any additional measures of a segment’s profit or loss used by the CODM when assessing performance and deciding how to allocate resources, and the CODM’s title and position. Additionally, public entities will be required to provide in interim periods all disclosures about a reportable segment’s profit or loss that are currently required annually by Topic 280. This standard is effective on a retrospective basis for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2024. See Note (5), “Segment Information” for additional information.
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

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$41,503	$10,649
Restricted cash and cash equivalents (included in other current assets)	22,146	14,984
Restricted cash, cash equivalents and investments	44,141	71,840
Total cash, cash equivalents and restricted cash and investments	107,790	97,473
Less restricted investments	(35,340)	(8,168)
Total cash, cash equivalents and restricted cash	$72,450	$89,305
The Company released $25,000 of restricted cash held at its captive insurance subsidiary in January 2025, which was used to repay a portion of the outstanding borrowings under the Company’s $750,000 secured revolving credit facility (the “Senior Credit Facility”). As the restriction was in effect as of December 31, 2024 and the entire outstanding debt balance is classified as a noncurrent liability in the consolidated balance sheet, the noncurrent classification of the restricted cash was maintained as of December 31, 2024. Additional information regarding the Senior Credit Facility and the amended credit agreement is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2024 Annual Report.
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2025	2024
Balance as of January 1,	$32,421	$32,233
Provision for expected credit losses	4,655	6,195
Amounts written off charged against the allowance	(13,073)	(5,021)
Allowance for credit losses in assets held for sale (1)	(91)	—
Balance as of June 30,	$23,912	$33,407
(1) See Note (2), “Held For Sale” for additional information regarding the assets held for sale.
Reclassifications
To conform to the current year presentation, certain reclassifications have been made to prior year balances in the accompanying Note (10), “Balance Sheet Details.”

2. HELD FOR SALE
Assets to be disposed of by sale and liabilities directly associated with those assets that will be transferred in the sale (“disposal groups”) classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. The held for sale classification and the fair value of such disposal groups is assessed each reporting period.
On July 1, 2025, the Company completed the sale of its Smart Square healthcare scheduling software, a service offering of the Company’s workforce optimization business within its technology and workforce solutions segment, to Symplr Software LLC. As a result of the sale, the Company received cash consideration of $65,320 and is owed a note of $10,000 payable on January 1, 2027. The assets and liabilities of Smart Square are classified as held for sale as of June 30, 2025. Goodwill was allocated based on the relative fair values of the disposal group and the technology and workforce solutions reporting unit. The Company did not have any assets or liabilities held for sale as of December 31, 2024.
The following table presents the assets and liabilities classified as held for sale:

June 30, 2025
Assets:
Accounts receivable, net	$3,643
Fixed assets, net	5,250
Intangible assets, net	1,549
Goodwill	32,132
Other assets	97
Total assets held for sale	$42,671

Liabilities:
Accounts payable and accrued expenses	$92
Deferred revenue	6,540
Total liabilities held for sale	$6,632
The Company determined that the sale of Smart Square does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As such, the disposal group does not meet the criteria for reporting in discontinued operations.

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

4. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(116,202)	$16,237	$(117,294)	$33,565

Net income (loss) per common share - basic	$(3.02)	$0.43	$(3.06)	$0.88
Net income (loss) per common share - diluted	$(3.02)	$0.42	$(3.06)	$0.88

Weighted average common shares outstanding - basic	38,414	38,173	38,363	38,144
Plus dilutive effect of potential common shares	—	61	—	74
Weighted average common shares outstanding - diluted	38,414	38,234	38,363	38,218

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	157	494	110	410
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
The following tables provide reconciliations of revenue, gross profit and operating income by reportable segment to consolidated results and were derived from each segment’s internal financial information as used for corporate management purposes. Segment operating income represents income (loss) before income taxes plus depreciation, amortization of intangible assets, share-based compensation, impairment losses for goodwill and long-lived assets, interest expense, net, and other, and unallocated corporate overhead.

	Three Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$381,871	$174,531	$101,773	$658,175
Cost of revenue	290,746	125,371	45,659	461,776
Gross profit	91,125	49,160	56,114	196,399
Segment selling, general and administrative expenses	62,642	35,674	23,037	121,353
Depreciation (included in cost of revenue)	—	—	(2,132)	(2,132)
Segment operating income	$28,483	$13,486	$35,209	77,178
Unallocated corporate overhead				24,404
Depreciation and amortization				37,753
Depreciation (included in cost of revenue)				2,132
Share-based compensation				8,827
Goodwill impairment loss				109,515
Long-lived assets impairment loss				18,262
Interest expense, net, and other				11,360
Loss before income taxes				$(135,075)

	Three Months Ended June 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$442,399	$186,065	$112,221	$740,685
Cost of revenue	336,893	129,344	44,621	510,858
Gross profit	105,506	56,721	67,600	229,827
Segment selling, general and administrative expenses	59,299	35,060	21,978	116,337
Depreciation (included in cost of revenue)	—	—	(1,637)	(1,637)
Segment operating income	$46,207	$21,661	$47,259	115,127
Unallocated corporate overhead				26,350
Depreciation and amortization				43,101
Depreciation (included in cost of revenue)				1,637
Share-based compensation				6,357
Interest expense, net, and other				15,715
Income before income taxes				$21,967

	Six Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$795,132	$348,596	$203,980	$1,347,708
Cost of revenue	610,134	251,883	91,172	953,189
Gross profit	184,998	96,713	112,808	394,519
Segment selling, general and administrative expenses	124,277	68,765	46,456	239,498
Depreciation (included in cost of revenue)	—	—	(4,107)	(4,107)
Segment operating income	$60,721	$27,948	$70,459	159,128
Unallocated corporate overhead				44,609
Depreciation and amortization				75,635
Depreciation (included in cost of revenue)				4,107
Share-based compensation				18,208
Goodwill impairment loss				109,515
Long-lived assets impairment loss				18,262
Interest expense, net, and other				23,684
Loss before income taxes				$(134,892)

	Six Months Ended June 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$961,696	$374,862	$225,005	$1,561,563
Cost of revenue	725,767	258,571	89,892	1,074,230
Gross profit	235,929	116,291	135,113	487,333
Segment selling, general and administrative expenses	136,380	72,408	47,019	255,807
Depreciation (included in cost of revenue)	—	—	(3,435)	(3,435)
Segment operating income	$99,549	$43,883	$91,529	234,961
Unallocated corporate overhead				53,983
Depreciation and amortization				85,820
Depreciation (included in cost of revenue)				3,435
Share-based compensation				14,096
Interest expense, net, and other				32,343
Income before income taxes				$45,284

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$208,018	$—	$—	$208,018
Labor disruption services	15,751	—	—	15,751
Local staffing	9,708	—	—	9,708
Allied staffing	145,637	—	—	145,637
Locum tenens staffing	—	142,551	—	142,551
Interim leadership staffing	—	22,742	—	22,742
Temporary staffing	379,114	165,293	—	544,407
Permanent placement (1)	2,757	9,238	—	11,995
Language services	—	—	75,706	75,706
Vendor management systems	—	—	19,023	19,023
Other solutions	—	—	4,785	4,785
Technology-enabled services	—	—	99,514	99,514
Talent planning and acquisition	—	—	2,259	2,259
Total revenue	$381,871	$174,531	$101,773	$658,175

	Three Months Ended June 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$276,632	$—	$—	$276,632
Labor disruption services	372	—	—	372
Local staffing	10,794	—	—	10,794
Allied staffing	151,373	—	—	151,373
Locum tenens staffing	—	142,742	—	142,742
Interim leadership staffing	—	30,239	—	30,239
Temporary staffing	439,171	172,981	—	612,152
Permanent placement (1)	3,228	13,084	—	16,312
Language services	—	—	75,318	75,318
Vendor management systems	—	—	27,590	27,590
Other solutions	—	—	5,121	5,121
Technology-enabled services	—	—	108,029	108,029
Talent planning and acquisition	—	—	4,192	4,192
Total revenue	$442,399	$186,065	$112,221	$740,685

	Six Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$423,465	$—	$—	$423,465
Labor disruption services	54,382	—	—	54,382
Local staffing	19,429	—	—	19,429
Allied staffing	293,133	—	—	293,133
Locum tenens staffing	—	283,397	—	283,397
Interim leadership staffing	—	46,559	—	46,559
Temporary staffing	790,409	329,956	—	1,120,365
Permanent placement (1)	4,723	18,640	—	23,363
Language services	—	—	150,616	150,616
Vendor management systems	—	—	38,434	38,434
Other solutions	—	—	9,734	9,734
Technology-enabled services	—	—	198,784	198,784
Talent planning and acquisition	—	—	5,196	5,196
Total revenue	$795,132	$348,596	$203,980	$1,347,708

	Six Months Ended June 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$611,001	$—	$—	$611,001
Labor disruption services	400	—	—	400
Local staffing	23,292	—	—	23,292
Allied staffing	321,129	—	—	321,129
Locum tenens staffing	—	287,984	—	287,984
Interim leadership staffing	—	60,511	—	60,511
Temporary staffing	955,822	348,495	—	1,304,317
Permanent placement (1)	5,874	26,367	—	32,241
Language services	—	—	146,740	146,740
Vendor management systems	—	—	56,653	56,653
Other solutions	—	—	10,949	10,949
Technology-enabled services	—	—	214,342	214,342
Talent planning and acquisition	—	—	10,663	10,663
Total revenue	$961,696	$374,862	$225,005	$1,561,563
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.
The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
International nurse staffing (1)	$29,619	$41,469	$61,525	$88,292
International nurse permanent placement (2)	2,757	3,228	4,723	5,874
Total international nurse revenue	$32,376	$44,697	$66,248	$94,166
(1) Included in “Travel nurse staffing” as presented in the preceding tables.
(2) Included in “Permanent placement” as presented in the preceding tables.

6. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Impairment of Goodwill
Due to recent declines in forecasted revenue and earnings of the physician and leadership solutions reporting unit, the Company performed a quantitative goodwill impairment test for the reporting unit in the second quarter of 2025. The Company engaged a third-party valuation specialist to assist with determining the fair value of the reporting unit, which was estimated using an equal weighting of the income and market approaches. The discounted cash flow method (within the income approach) requires the use of Level 3 inputs, including (i) estimated future cash flows based on internally-developed forecasts of revenue, expenses and profit margins, (ii) estimated long-term growth rates, and (iii) determination of the Company’s weighted average cost of capital that reflects the relative risk of the cash flows for each reporting unit. The guideline public company method (within the market approach) derives valuation multiples based on the market capitalization of similar publicly traded companies to apply to the forecasted financial metrics of the reporting unit. The market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). In addition, as fair value determined under the guideline public company method represents a noncontrolling interest, a control premium was applied to arrive at the estimated fair value of the reporting unit on a controlling basis.
The quantitative test resulted in a goodwill impairment loss for the physician and leadership solutions reporting unit. Consideration was first given to long-lived assets within the reporting unit, and no impairment was recognized on such assets as the future undiscounted cash flows were in excess of the carrying amount of each asset group tested for impairment. The decline in the fair value of the physician and leadership solutions reporting unit below its carrying amount resulted from changes in estimated future cash flows primarily due to lower-than-expected volume for the locum tenens staffing business, continued gross margin pressures in the locum tenens staffing business driven by higher provider pay packages, and a continued decline in demand for the healthcare interim leadership and permanent placement solutions. As a result, an impairment loss of $91,221 was recorded to goodwill of the physician and leadership solutions reporting unit.
Recognition of the non-cash goodwill impairment loss resulted in income tax benefits that reduced the deferred tax liability associated with goodwill by $18,294, which increased the carrying amount of the physician and leadership solutions reporting unit. An incremental impairment loss of the same amount was recognized to reduce the reporting unit’s carrying amount to its previously determined fair value. After recognition of the incremental charge, the goodwill impairment loss amounted to $109,515 in total.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2025	$259,137	$237,760	$400,559	$897,456
Goodwill impairment loss	—	(109,515)	—	(109,515)
Goodwill in assets held for sale	—	—	(32,132)	(32,132)
Balance, June 30, 2025	$259,137	$128,245	$368,427	$755,809
Accumulated impairment loss as of December 31, 2024	$277,727	$159,669	$—	$437,396
Accumulated impairment loss as of June 30, 2025	$277,727	$269,184	$—	$546,911

Impairment of Intangible Assets
During the second quarter of 2025, the Company determined that recent declines in forecasted revenue and earnings of the revenue cycle solutions business (within the nurse and allied solutions segment) indicated that the carrying amounts of its customer relationships intangible assets may not be recoverable. Accordingly, the Company tested the recoverability of the asset group based on undiscounted estimated future cash flows and concluded that its carrying amount was not recoverable. The Company engaged a third-party valuation specialist to assist with determining the fair value of the asset group, which was estimated using the discounted cash flow method (within the income approach), and concluded that the asset group’s carrying amount exceeded its fair value. As a result, Company recognized an impairment loss on the customer relationships intangible assets of $18,262, which is included within long-lived assets impairment loss in the condensed consolidated statements of comprehensive income (loss). See Note (7), “Fair Value Measurement,” for additional information regarding the measurement of the asset group’s fair value.

The Company had the following acquired intangible assets (exclusive of assets held for sale) as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$52,336	$(41,662)	$10,674	$52,336	$(39,879)	$12,457
Customer relationships	467,321	(220,855)	246,466	532,048	(247,550)	284,498
Tradenames and trademarks	282,168	(219,632)	62,536	284,488	(204,159)	80,329
Non-compete agreements	9,399	(8,240)	1,159	9,399	(7,783)	1,616
Acquired technology	36,285	(34,602)	1,683	37,915	(35,451)	2,464
	$847,509	$(524,991)	$322,518	$916,186	$(534,822)	$381,364

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2024 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2025.
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

	As of June 30, 2025	As of December 31, 2024
Commercial paper	$11,078	$64,580
Total classified as restricted cash equivalents	$11,078	$64,580

Commercial paper	$1,989	$1,399
Corporate bonds	33,351	6,769
Total classified as restricted investments	$35,340	$8,168
There were no assets or liabilities measured on a recurring basis with level 3 inputs outstanding as of June 30, 2025 and December 31, 2024.
The following table presents information about the above-referenced assets and liabilities and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2025			Fair Value Measurements as of December 31, 2024
Assets (Liabilities)	Level 1	Level 2	Total	Level 1	Level 2	Total
Deferred compensation	$(192,460)	$—	$(192,460)	$(191,006)	$—	$(191,006)
Commercial paper	—	13,067	13,067	—	65,979	65,979
Corporate bonds	—	33,351	33,351	—	6,769	6,769

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
The Company assesses long-lived assets (including definite-lived intangible assets, fixed assets, and right-of-use assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows that are expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds its fair value. The Company determines the fair value of its asset groups based on a combination of inputs, including Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. In connection with the impairment loss on the customer relationships intangible assets recognized during the three months ended June 30, 2025, the following unobservable inputs were used in discounted cash flow method (within the income approach) to measure the fair value of the revenue cycle solutions asset group:

	Range	Average
Revenue growth rates	(2.1)% - 6.1%	3.3%
Long-term growth rate	3.5%	N/A
Weighted-average cost of capital	14.0%	N/A
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income (loss). As of June 30, 2025, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of June 30, 2025 and December 31, 2024.

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

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$486,250	$500,000	$473,750
2029 Notes	350,000	322,875	350,000	312,375
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of June 30, 2025, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2021.
The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company is currently assessing its impact on its consolidated financial statements.

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

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2025	December 31, 2024
Other current assets:
Restricted cash and cash equivalents	$22,146	$14,984
Income taxes receivable	10,592	11,683
Subcontractor deposits	12,930	11,190
Other	18,698	15,601
Other current assets	$64,366	$53,458

Fixed assets:
Furniture and equipment	$95,254	$90,970
Software	427,187	440,034
Leasehold improvements	16,058	16,061
	538,499	547,065
Accumulated depreciation	(380,284)	(360,795)
Fixed assets, net	$158,215	$186,270

Other assets:
Life insurance cash surrender value	$200,192	$194,350
Operating lease right-of-use assets	29,452	32,115
Other	28,335	31,588
Other assets	$257,979	$258,053

Accounts payable and accrued expenses:
Trade accounts payable	$34,740	$31,356
Subcontractor payable	64,716	69,563
Accrued expenses	53,420	57,263
Loss contingencies	7,213	2,999
Professional liability reserve	9,075	8,395
Other	6,459	14,735
Accounts payable and accrued expenses	$175,623	$184,311

Accrued compensation and benefits:
Accrued payroll	$44,614	$46,896
Accrued bonuses and commissions	18,175	25,988
ESPP contributions	650	812
Workers compensation reserve	8,723	9,954
Deferred compensation	192,460	191,006
Other	10,009	12,888
Accrued compensation and benefits	$274,631	$287,544

Other current liabilities:
Client deposits	$104,240	$56,341
Operating lease liabilities	6,283	6,200
Deferred revenue	10,459	10,014
Other	2,407	1,375
Other current liabilities	$123,389	$73,930

Other long-term liabilities:
Workers compensation reserve	$17,001	$18,445
Professional liability reserve	40,303	38,307
Operating lease liabilities	33,020	35,725
Other	17,563	14,973
Other long-term liabilities	$107,887	$107,450

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
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. We help providers optimize their workforce to reduce complexity and increase efficiency. Our total talent solutions include vendor neutral and managed services programs, clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems, recruitment process outsourcing, workforce optimization, language services, revenue cycle solutions, and other services. Our diverse client base includes acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools, inpatient/outpatient rehabilitation facilities, ambulatory care facilities, outpatient surgical facilities, and many other healthcare settings.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended June 30, 2025, we recorded revenue of $658.2 million, as compared to $740.7 million for the same period last year. For the six months ended June 30, 2025, we recorded revenue of $1,347.7 million, as compared to $1,561.6 million for the same period last year.
Nurse and allied solutions segment revenue comprised 59% and 62% of total consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 26% and 24% of total consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives on variable-length assignments across all healthcare settings.
Technology and workforce solutions segment revenue comprised 15% and 14% of total consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include advisory, planning, and analytics, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
On July 1, 2025, we completed the sale of our Smart Square healthcare scheduling software, one of our workforce optimization service offerings. See additional information in Note (2), “Held For Sale” to the accompanying financial statements.
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
Recent Trends
After the COVID-19 pandemic subsided, healthcare organizations began focusing on hiring permanent staff, implementing cost management strategies, and exploring alternative staffing models to decrease reliance on contingent labor. Through the second quarter, uncertainty about government policy impacts appeared to place the healthcare sector in a more conservative stance compared with the first quarter. In our travel nurse business, demand decreased in the second quarter compared to the first quarter due to regular seasonal fluctuations and lower overall market demand. Open orders declined through the second quarter, ultimately dropping below the previous year, with demand remaining below pre-pandemic levels. In allied staffing, our average number of open orders continued to surpass pre-pandemic levels and remained higher year over year, although the gap to prior year narrowed throughout the quarter.
For our nurse and allied solutions segment, in the second quarter we saw a decrease in overall staffing volume from the prior quarter, largely due to visa retrogression affecting international nurse staffing, along with lower demand in travel nurse staffing and seasonality. Compared to the prior year, the average number of travelers on assignment in the second quarter decreased due to visa retrogression and lower booking volume as a result of lower, hard-to-fill, bill rates and a highly competitive market. Bill rates in the second quarter were relatively flat to the prior quarter.
In our physician and leadership solutions segment, second quarter demand for locum tenens staffing was slightly lower year over year but steady compared to the previous quarter. However, revenue per day filled rose relative to both the prior year and prior quarter. Certified registered nurse anesthetics (CRNAs) remain our largest locum tenens specialty. Demand for interim leadership and search services declined from last year and last quarter, due mainly to healthcare organizations delaying hiring, consolidating roles or increasing insourcing.
In our technology and workforce solutions segment, growth in the language services business has slowed due to reduced minute growth and lower pricing compared to both the previous year and quarter. Ongoing pricing pressure for language services is a result of increased market competition. Volumes in our VMS business declined both sequentially and compared to prior year on lower staffing volume levels and the delayed impact from prior year client losses. VMS bill rates in the second quarter decreased both sequentially and on a year-over-year basis.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.2	69.0	70.7	68.8
Gross profit	29.8	31.0	29.3	31.2
Selling, general and administrative	23.5	20.1	22.4	20.7
Depreciation and amortization	5.7	5.8	5.7	5.5
Goodwill impairment loss	16.6	—	8.1	—
Long-lived assets impairment loss	2.8	—	1.4	—
Income (loss) from operations	(18.8)	5.1	(8.3)	5.0
Interest expense, net, and other	1.7	2.1	1.7	2.1
Income (loss) before income taxes	(20.5)	3.0	(10.0)	2.9
Income tax expense (benefit)	(2.8)	0.8	(1.3)	0.8
Net income (loss)	(17.7)%	2.2%	(8.7)%	2.1%

Comparison of Results for the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenue. Revenue decreased 11% to $658.2 million for the three months ended June 30, 2025 from $740.7 million for the same period in 2024, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended June 30,
	2025	2024
Nurse and allied solutions	$381,871	$442,399
Physician and leadership solutions	174,531	186,065
Technology and workforce solutions	101,773	112,221
	$658,175	$740,685

Nurse and allied solutions segment revenue decreased 14% to $381.9 million for the three months ended June 30, 2025 from $442.4 million for the same period in 2024. The $60.5 million decrease was primarily attributable to a $67.9 million decline driven by a 16% decrease in the average number of travelers on assignment, a $7.9 million decline driven by a 2% decrease in the average bill rate, and a $4.1 million decline driven by a 1% decrease in average billable hours. The overall decrease was partially offset by a $15.0 million increase in labor disruption revenue.
Physician and leadership solutions segment revenue decreased 6% to $174.5 million for the three months ended June 30, 2025 from $186.1 million for the same period in 2024. The $11.6 million decrease was attributable to lower revenue across all businesses within the segment. Revenue in our locum tenens business declined slightly due to a $12.5 million decline driven by a 9% decrease in the number of days filled, partially offset by a $12.3 million increase driven by a 9% increase in the revenue per day filled. Our interim leadership business experienced a decline of $7.5 million (or 25%) and our physician permanent placement and executive search businesses declined $3.8 million (or 29%) during the three months ended June 30, 2025, primarily due to lower demand.

Technology and workforce solutions segment revenue decreased 9% to $101.8 million for the three months ended June 30, 2025 from $112.2 million for the same period in 2024. The $10.4 million decrease was primarily attributable to declines within our VMS and outsourced solutions businesses. Revenue for our VMS business declined $8.6 million (or 31%) for similar reasons as nurse and allied solutions segment revenue, and our outsourced solutions business experienced a decline of $1.9 million (or 46%) primarily due to lower demand.
For the three months ended June 30, 2025 and 2024, revenue under our MSP arrangements comprised approximately 44% and 45% of consolidated revenue, 68% and 69% of nurse and allied solutions segment revenue, 17% and 14% of physician and leadership solutions segment revenue, and 3% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, decreased 10% to $461.8 million for the three months ended June 30, 2025 from $510.9 million for the same period in 2024. The $49.1 million decrease was mainly attributable to decreases in our nurse and allied solutions and physician and leadership solutions segments. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended June 30,
	2025	2024
Nurse and allied solutions	$290,746	$336,893
Physician and leadership solutions	125,371	129,344
Technology and workforce solutions	45,659	44,621
	$461,776	$510,858

The decrease in our nurse and allied solutions segment was primarily attributable to a $44.4 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The decrease in our physician and leadership solutions segment was driven by a $5.3 million decrease in pay package costs in our interim leadership business, primarily due to the aforementioned decline in demand.

Gross Profit. Gross profit decreased 15% to $196.4 million for the three months ended June 30, 2025 from $229.8 million for the same period in 2024, representing gross margins of 29.8% and 31.0%, respectively. The decline in consolidated gross margin for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to (1) lower margins in our physician and leadership solutions segment driven by increased provider pay packages, including housing, travel and allowances and (2) a lower margin in our technology and workforce solutions segment primarily due to a shift in sales mix resulting from reduced revenue in our higher-margin VMS business. The overall decline in consolidated gross margin was partially offset by higher margin in our nurse and allied solutions segment driven by a revenue mix shift within the segment. Gross margin by reportable segment for the three months ended June 30, 2025 and 2024 was 23.9% and 23.8% for nurse and allied solutions, 28.2% and 30.5% for physician and leadership solutions, and 55.1% and 60.2% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended June 30,
	2025	2024
Nurse and allied solutions	$91,125	$105,506
Physician and leadership solutions	49,160	56,721
Technology and workforce solutions	56,114	67,600
	$196,399	$229,827

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $154.6 million, representing 23.5% of revenue, for the three months ended June 30, 2025, as compared to $149.0 million, representing 20.1% of revenue, for the same period in 2024. The increase in SG&A expenses was primarily due to a $9.0 million increase related to a $5.4 million unfavorable actuarial-based increase in our professional liability reserves during the three months ended June 30, 2025, as compared to a $3.6 million favorable actuarial-based decrease during the same period in 2024. The year-over-year increase in SG&A expenses was partially offset by a $4.5 million decrease in employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2025	2024
Nurse and allied solutions	$62,642	$59,299
Physician and leadership solutions	35,674	35,060
Technology and workforce solutions	23,037	21,978
Unallocated corporate overhead	24,404	26,350
Share-based compensation	8,827	6,357
	$154,584	$149,044
Depreciation and Amortization Expenses. Amortization expense decreased 21% to $19.6 million for the three months ended June 30, 2025 from $24.7 million for the same period in 2024, primarily attributable to certain intangible assets becoming fully amortized during the three months ended June 30, 2025. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 1% to $18.1 million for the three months ended June 30, 2025 from $18.4 million for the same period in 2024, primarily attributable to the mix of depreciable assets. Additionally, $2.1 million and $1.6 million of depreciation expense for our language services business is included in cost of revenue for the three months ended June 30, 2025 and 2024, respectively.
Goodwill Impairment Loss. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the three months ended June 30, 2025. See additional information in Note (6), “Goodwill and Identifiable Intangible Assets” to the accompanying financial statements.
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the three months ended June 30, 2025. See additional information in Note (6), “Goodwill and Identifiable Intangible Assets” to the accompanying financial statements.
Interest Expense, Net, and Other. Interest expense, net, and other was $11.4 million during the three months ended June 30, 2025 as compared to $15.7 million for the same period in 2024. The decrease was primarily due to a lower average debt outstanding balance during the three months ended June 30, 2025.

Income Tax Expense (Benefit). Income tax expense (benefit) was $(18.9) million for the three months ended June 30, 2025 as compared to $5.7 million for the same period in 2024, reflecting effective income tax rates of 14% and 26% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to a significant decline in income (loss) before income taxes year over year, mostly related to a goodwill impairment loss. Recognition of the impairment loss resulted in a $10.3 million tax expense which, due to the loss before income taxes, contributed to the year-over-year decline in the effective income tax rate. We currently estimate our annual effective tax rate to be approximately 13% for 2025. The 14% effective tax rate for the three months ended June 30, 2025 differs from our estimated annual effective tax rate of 13% primarily due to certain discrete tax benefits recognized during the three months ended June 30, 2025, in relation to loss before income taxes.

Comparison of Results for the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenue. Revenue decreased 14% to $1,347.7 million for the six months ended June 30, 2025 from $1,561.6 million for the same period in 2024, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Six Months Ended June 30,
	2025	2024
Nurse and allied solutions	$795,132	$961,696
Physician and leadership solutions	348,596	374,862
Technology and workforce solutions	203,980	225,005
	$1,347,708	$1,561,563

Nurse and allied solutions segment revenue decreased 17% to $795.1 million for the six months ended June 30, 2025 from $961.7 million for the same period in 2024. The $166.6 million decrease was primarily attributable to a $179.5 million decline driven by a 19% decrease in the average number of travelers on assignment, a $32.3 million decline driven by an approximately 3% decrease in the average bill rate, and a $9.8 million decline driven by a 1% decrease in average billable hours. The overall decrease was partially offset by a $54.0 million increase in labor disruption revenue.
Physician and leadership solutions segment revenue decreased 7% to $348.6 million for the six months ended June 30, 2025 from $374.9 million for the same period in 2024. The $26.3 million decrease was attributable to lower revenue across all businesses within the segment. Revenue in our locum tenens business declined $4.6 million (or 2%) due to a $26.5 million decline driven by a 9% decrease in the number of days filled, partially offset by a $22.0 million increase driven by an 8% increase in the revenue per day filled. Our interim leadership business experienced a decline of $14.0 million (or 23%) and our physician permanent placement and executive search businesses declined $7.7 million (or 29%) during the six months ended June 30, 2025, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 9% to $204.0 million for the six months ended June 30, 2025 from $225.0 million for the same period in 2024. The $21.0 million decrease was primarily attributable to declines within our VMS and outsourced solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined $18.2 million (or 32%) for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a decline of $5.4 million (or 51%) primarily due to lower demand, while our language services business grew $3.9 million (or 3%) primarily due to growth of $10.4 million as a result of a 7% increase in minutes.
For the six months ended June 30, 2025 and 2024, revenue under our MSP arrangements comprised approximately 46% and 47% of consolidated revenue, 69% and 70% of nurse and allied solutions segment revenue, 18% and 13% of physician and leadership solutions segment revenue, and 4% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue decreased 11% to $953.2 million for the six months ended June 30, 2025 from $1,074.2 million for the same period in 2024. The $121.0 million decrease was primarily attributable to a decrease in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Six Months Ended June 30,
	2025	2024
Nurse and allied solutions	$610,134	$725,767
Physician and leadership solutions	251,883	258,571
Technology and workforce solutions	91,172	89,892
	$953,189	$1,074,230

The decrease in our nurse and allied solutions segment was primarily attributable to a $111.7 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The decrease in our physician and leadership solutions segment was driven by a $9.8 million decrease in pay package costs in our interim leadership business, primarily due to the aforementioned decline in demand.

Gross Profit. Gross profit decreased 19% to $394.5 million for the six months ended June 30, 2025 from $487.3 million for the same period in 2024, representing gross margins of 29.3% and 31.2%, respectively. The decline in consolidated gross margin for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing and travel and (2) a lower margin in our technology and workforce solutions segment primarily due to a change in sales mix resulting from lower revenue in our higher-margin VMS business. The overall decline was partially offset by a change in sales mix resulting from reduced revenue in our lower-margin nurse and allied solutions segment. Gross margin by reportable segment for the six months ended June 30, 2025 and 2024 was 23.3% and 24.5% for nurse and allied solutions, 27.7% and 31.0% for physician and leadership solutions, and 55.3% and 60.0% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Six Months Ended June 30,
	2025	2024
Nurse and allied solutions	$184,998	$235,929
Physician and leadership solutions	96,713	116,291
Technology and workforce solutions	112,808	135,113
	$394,519	$487,333

Selling, General and Administrative Expenses. SG&A expenses were $302.3 million, representing 22.4% of revenue, for the six months ended June 30, 2025, as compared to $323.9 million, representing 20.7% of revenue, for the same period in 2024. The decrease in SG&A expenses was primarily due to $24.8 million of lower employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue. The year-over-year decrease was partially offset by a $9.0 million year-over-year increase due to a $5.4 million unfavorable actuarial-based increase in our professional liability reserves as compared to a $3.6 million favorable actuarial-based decrease in the same period in 2024. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2025	2024
Nurse and allied solutions	$124,277	$136,380
Physician and leadership solutions	68,765	72,408
Technology and workforce solutions	46,456	47,019
Unallocated corporate overhead	44,609	53,983
Share-based compensation	18,208	14,096
	$302,315	$323,886
Depreciation and Amortization Expenses. Amortization expense decreased 21% to $39.0 million for the six months ended June 30, 2025 from $49.6 million for the same period in 2024, primarily attributable to certain intangible assets becoming fully amortized during the six months ended June 30, 2025. Depreciation expense (exclusive of depreciation included in cost of revenue) increased 1% to $36.6 million for the six months ended June 30, 2025 from $36.2 million for the same period in 2024, primarily attributable to the mix of depreciable assets. Additionally, $4.1 million and $3.4 million of depreciation expense for our language services business is included in cost of revenue for the six months ended June 30, 2025 and 2024, respectively.
Goodwill Impairment Loss. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the six months ended June 30, 2025.
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the six months ended June 30, 2025.
Interest Expense, Net, and Other. Interest expense, net, and other was $23.7 million during the six months ended June 30, 2025 as compared to $32.3 million for the same period in 2024. The decrease was primarily due to a lower average debt outstanding balance during the six months ended June 30, 2025.
Income Tax Expense (Benefit). Income tax expense (benefit) was $(17.6) million for the six months ended June 30, 2025 as compared to $11.7 million for the same period in 2024, reflecting effective income tax rates of 13% and 26% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective income tax rate was primarily attributable to a significant decline in income (loss) before income taxes year over year, mostly related to a goodwill impairment loss.

Recognition of the impairment loss resulted in a $10.3 million tax expense which, due to the loss before income taxes, contributed to the year-over-year decline in the effective income tax rate.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities	$171,219	$180,901
Net cash used in investing activities	(46,637)	(43,731)
Net cash used in financing activities	(141,437)	(119,081)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,855)	$18,089
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of June 30, 2025, (1) $70.0 million was drawn with $659.6 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2024 Annual Report.
As of June 30, 2025, the total of our contractual obligations under operating leases with initial terms in excess of one year was $46.4 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2024 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
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
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $171.2 million, compared to $180.9 million for the same period in 2024. The year-over-year decrease was primarily driven by an increase in accounts receivable and subcontractor receivables between periods of $87.1 million, reflecting a smaller reduction in receivables as compared to the prior year. The reduction in receivables was more significant in the prior year due to larger declines in revenue and associate vendor usage, as well as the timing of collections. In addition, net income (loss) excluding non-cash items decreased year over year by $58.8 million primarily due to lower segment operating income across our business.
The overall decrease in net cash provided by operating activities was partially offset by increases in other liabilities and deferred revenue between periods of $65.1 million and $6.8 million, respectively, primarily related to receipts of client deposits and upfront consideration for labor disruption services. Additionally, accounts payable and accrued expenses increased between periods by $53.1 million primarily due to a smaller reduction in subcontractor payables in the current year as a result of a larger decline in associate vendor usage in the prior year and timing of payments.

Our Days Sales Outstanding (“DSO”) was 54 days as of June 30, 2025, 55 days as of December 31, 2024, and 63 days as of June 30, 2024.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $46.6 million, compared to net cash used in investing activities of $43.7 million for the same period in 2024. The increase was primarily due to (1) a net purchase of investments of $26.9 million during the six months ended June 30, 2025, as compared to net proceeds of $4.5 million during the six months ended June 30, 2024, (2) capital expenditures of $19.8 million for the six months ended June 30, 2025, as compared to $45.4 million for the six months ended June 30, 2024, and (3) $3.3 million of payments to fund the deferred compensation plan that were offset with $3.3 million of proceeds from settlements of company-owned life insurance policies during the six months ended June 30, 2025, as compared to $4.5 million of payments during the six months ended June 30, 2024.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2025 was $141.4 million, due to repayments of $185.0 million under the Senior Credit Facility and $1.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $45.0 million under the Senior Credit Facility. Net cash used in financing activities during the six months ended June 30, 2024 was $119.1 million, due to repayments of $140.0 million under the Senior Credit Facility and $4.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $25.0 million under the Senior Credit Facility.
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
Letters of Credit
At June 30, 2025, we maintained outstanding standby letters of credit totaling $21.0 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $21.0 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.4 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2024 totaled $20.9 million.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2024 Annual Report and include but are not limited to:
•the ability of our clients to increase the efficiency and effectiveness of their staffing management and recruiting efforts, through predictive analytics, automation, machine learning, artificial intelligence (“AI”) or other advanced technologies or otherwise, and successfully hire and retain permanent staff, which may negatively affect our revenue, results of operations, and cash flows;
•the effects of the COVID-19 pandemic or any future pandemic or health crisis on our business, financial condition and results of operations;
•the effects of economic downturns, inflation, recession or slow recoveries, or additional changes in or continued uncertainty with respect to governmental policies, which could result in less demand for our services, increased client initiatives designed to contain costs, including reevaluating their approach as it pertains to contingent labor and managed services programs;
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
•the decline in the size of the uninsured population as a result of enactment of the Patient Protection and Affordable Care Act;
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
•widespread use of AI;
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
•variable rate indebtedness; and
•the effect of significant adverse adjustments to our insurance-related accruals on our balance sheet, which could decrease our earnings or increase our losses and negatively impact our cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2025, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025. A 100 basis point change in interest rates as of June 30, 2025 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three and six months ended June 30, 2025, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of June 30, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of June 30, 2025. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the six months ended June 30, 2025, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2024 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Date: August 7, 2025

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)