Form 10-Q
period 2025-09-30
AMN HEALTHCARE SERVICES INC
filed 2025-11-07
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
As of November 4, 2025, there were 38,413,780 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$52,636	$10,649
Accounts receivable, net of allowances of $17,379 and $32,421 at September 30, 2025 and December 31, 2024, respectively	391,100	437,817
Accounts receivable, subcontractor	51,610	70,481
Prepaid expenses	18,088	22,510
Other current assets	56,889	53,458
Total current assets	570,323	594,915
Restricted cash, cash equivalents and investments	44,362	71,840
Fixed assets, net of accumulated depreciation of $397,204 and $360,795 at September 30, 2025 and December 31, 2024, respectively	146,979	186,270
Other assets	276,764	258,053
Deferred income taxes, net	42,637	25,829
Goodwill	755,809	897,456
Intangible assets, net of accumulated amortization of $545,432 and $534,822 at September 30, 2025 and December 31, 2024, respectively	302,077	381,364
Total assets	$2,138,951	$2,415,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$171,135	$184,311
Accrued compensation and benefits	293,182	287,544
Other current liabilities	77,845	73,930
Total current liabilities	542,162	545,785
Revolving credit facility	—	210,000
Notes payable, net of unamortized fees and premium	846,759	845,872
Other long-term liabilities	105,621	107,450
Total liabilities	1,494,542	1,709,107
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 50,944 issued and 38,331 outstanding at September 30, 2025 and 50,692 issued and 38,079 outstanding at December 31, 2024	509	507
Additional paid-in capital	553,978	528,471
Treasury stock, at cost; 12,613 shares at September 30, 2025 and December 31, 2024	(1,127,043)	(1,127,043)
Retained earnings	1,216,690	1,304,696
Accumulated other comprehensive income (loss)	275	(11)
Total stockholders’ equity	644,409	706,620
Total liabilities and stockholders’ equity	$2,138,951	$2,415,727

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$634,496	$687,509	$1,982,204	$2,249,072
Cost of revenue	450,084	474,454	1,403,273	1,548,684
Gross profit	184,412	213,055	578,931	700,388
Operating expenses:
Selling, general and administrative	138,594	149,681	440,909	473,567
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	37,380	41,122	113,015	126,942
Gain on sale of disposal group	(39,180)	—	(39,180)	—
Goodwill impairment loss	—	—	109,515	—
Long-lived assets impairment loss	—	—	18,262	—
Total operating expenses	136,794	190,803	642,521	600,509
Income (loss) from operations	47,618	22,252	(63,590)	99,879
Interest expense, net, and other	9,627	14,444	33,311	46,787
Income (loss) before income taxes	37,991	7,808	(96,901)	53,092
Income tax expense (benefit)	8,703	819	(8,895)	12,538
Net income (loss)	$29,288	$6,989	$(88,006)	$40,554

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	80	101	286	367
Other comprehensive income	80	101	286	367

Comprehensive income (loss)	$29,368	$7,090	$(87,720)	$40,921

Net income (loss) per common share:
Basic	$0.76	$0.18	$(2.29)	$1.06
Diluted	$0.76	$0.18	$(2.29)	$1.06
Weighted average common shares outstanding:
Basic	38,619	38,200	38,449	38,163
Diluted	38,693	38,287	38,449	38,247

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	114	1	(3,974)	—	—	—	—	(3,973)
Shares purchased under employee stock purchase plan	—	—	1,757	—	—	—	—	1,757
Share-based compensation	—	—	7,739	—	—	—	—	7,739
Comprehensive income	—	—	—	—	—	17,328	84	17,412
Balance, March 31, 2024	50,537	$505	$512,065	(12,613)	$(1,127,043)	$1,469,003	$(339)	$854,191
Equity awards vested, net of shares withheld for taxes	43	1	(109)	—	—	—	—	(108)
Shares issued under employee stock purchase plan	33	—	—	—	—	—	—	—
Share-based compensation	—	—	6,357	—	—	—	—	6,357
Comprehensive income	—	—	—	—	—	16,237	182	16,419
Balance, June 30, 2024	50,613	$506	$518,313	(12,613)	$(1,127,043)	$1,485,240	$(157)	$876,859
Equity awards vested, net of shares withheld for taxes	18	—	(469)	—	—	—	—	(469)
Shares purchased under employee stock purchase plan	—	—	1,630	—	—	—	—	1,630
Share-based compensation	—	—	5,555	—	—	—	—	5,555
Comprehensive income	—	—	—	—	—	6,989	101	7,090
Balance, September 30, 2024	50,631	$506	$525,029	(12,613)	$(1,127,043)	$1,492,229	$(56)	$890,665

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	127	1	(1,212)	—	—	—	—	(1,211)
Shares purchased under employee stock purchase plan	—	—	1,292	—	—	—	—	1,292
Share-based compensation	—	—	9,381	—	—	—	—	9,381
Comprehensive income (loss)	—	—	—	—	—	(1,092)	61	(1,031)
Balance, March 31, 2025	50,819	$508	$537,932	(12,613)	$(1,127,043)	$1,303,604	$50	$715,051
Equity awards vested, net of shares withheld for taxes	36	—	(226)	—	—	—	—	(226)
Shares issued under employee stock purchase plan	62	1	—	—	—	—	—	1
Share-based compensation	—	—	8,827	—	—	—	—	8,827
Comprehensive income (loss)	—	—	—	—	—	(116,202)	145	(116,057)
Balance, June 30, 2025	50,917	$509	$546,533	(12,613)	$(1,127,043)	$1,187,402	$195	$607,596
Equity awards vested, net of shares withheld for taxes	27	—	(266)	—	—	—	—	(266)
Shares purchased under employee stock purchase plan	—	—	998	—	—	—	—	998
Share-based compensation	—	—	6,713	—	—	—	—	6,713
Comprehensive income	—	—	—	—	—	29,288	80	29,368
Balance, September 30, 2025	50,944	$509	$553,978	(12,613)	$(1,127,043)	$1,216,690	$275	$644,409

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(88,006)	$40,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	119,370	132,305
Non-cash interest expense and other	1,825	1,601
Increase in allowance for credit losses and sales credits	2,753	5,556
Provision for deferred income taxes	(16,883)	(5,908)
Share-based compensation	24,921	19,651
Loss on disposal or impairment of long-lived assets	18,294	42
Gain on sale of disposal group	(39,180)	—
Net loss (gain) on investments in available-for-sale securities	(69)	197
Goodwill impairment loss	109,515	—
Net loss (gain) on deferred compensation balances	2,221	(1,189)
Non-cash lease expense	(324)	(903)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	40,321	162,958
Accounts receivable, subcontractor	18,871	49,137
Income taxes receivable	(4,542)	(3,603)
Prepaid expenses	4,325	3,462
Other current assets	5,928	163
Other assets	4,469	365
Accounts payable and accrued expenses	(11,284)	(131,796)
Accrued compensation and benefits	(11,054)	(16,082)
Other liabilities	9,947	(10,301)
Deferred revenue	2,467	1,395
Net cash provided by operating activities	193,885	247,604

Cash flows from investing activities:
Purchase and development of fixed assets	(27,683)	(64,671)
Purchase of investments	(35,082)	—
Proceeds from sale and maturity of investments	9,778	5,699
Proceeds from sale of disposal group	65,320	—
Payments to fund deferred compensation plan	(6,125)	(8,412)
Proceeds from settlements of company-owned life insurance policies	6,147	—
Cash received for working capital settlement of prior year acquisition	—	1,649

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) investing activities	12,355	(65,735)
Cash flows from financing activities:
Payments on revolving credit facility	(285,000)	(260,000)
Proceeds from revolving credit facility	75,000	85,000
Payment of financing costs	(948)	—
Cash paid for shares withheld for taxes	(1,703)	(4,550)
Net cash used in financing activities	(212,651)	(179,550)
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,411)	2,319
Cash, cash equivalents and restricted cash at beginning of period	89,305	108,273
Cash, cash equivalents and restricted cash at end of period	$82,894	$110,592

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,778	$7,844
Cash paid for interest (net of $165 and $509 capitalized for the nine months ended September 30, 2025 and 2024, respectively)	$24,385	$38,125
Cash paid for income taxes	$8,325	$21,675
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,399	$9,589
Right-of-use assets obtained in exchange for operating lease liabilities	$1,353	$4,969

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

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$52,636	$10,649
Restricted cash and cash equivalents (included in other current assets)	19,801	14,984
Restricted cash, cash equivalents and investments	44,362	71,840
Total cash, cash equivalents and restricted cash and investments	116,799	97,473
Less restricted investments	(33,905)	(8,168)
Total cash, cash equivalents and restricted cash	$82,894	$89,305
The Company released $25,000 of restricted cash held at its captive insurance subsidiary in January 2025, which was used to repay a portion of the outstanding borrowings under the Company’s $750,000 secured revolving credit facility (the “Senior Credit Facility”). As the restriction was in effect as of December 31, 2024 and the entire outstanding debt balance is classified as a noncurrent liability in the consolidated balance sheet, the noncurrent classification of the restricted cash was maintained as of December 31, 2024. Additional information regarding the Senior Credit Facility and the amended credit agreement is disclosed in Note (11), “Subsequent Event” and in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of the 2024 Annual Report.
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2025	2024
Balance as of January 1,	$32,421	$32,233
Provision for expected credit losses	2,180	5,664
Amounts written off charged against the allowance	(17,131)	(6,698)
Allowance for credit losses in sale of disposal group (1)	(91)	—
Balance as of September 30,	$17,379	$31,199
(1) See Note (2), “Sale of disposal group” for additional information regarding the assets disposed of by sale.
Reclassifications
To conform to the current year presentation, certain reclassifications have been made to prior year balances in the accompanying Note (10), “Balance Sheet Details.”

2. SALE OF DISPOSAL GROUP
On July 1, 2025, the Company completed the sale of its Smart Square healthcare scheduling software, a service offering of the Company’s workforce optimization business within its technology and workforce solutions segment. As a result of the sale, the Company received cash consideration of $65,320 and is owed a 9.000% promissory note of $10,000 (the “2027 Note Receivable”) payable on January 1, 2027. The sale resulted in a preliminary gain of $39,180 recognized during the three months ended September 30, 2025, subject to the final working capital settlement expected to settle in the fourth quarter of 2025.
Assets sold and the related liabilities transferred as part of those transactions (“disposal groups”) were measured at the lower of their carrying amount or fair value less costs to sell. Goodwill was allocated based on the relative fair values of the disposal group and the technology and workforce solutions reporting unit.
The following table presents the assets disposed of and the liabilities transferred as a result of the sale:

September 30, 2025
Assets:
Accounts receivable, net	$3,643
Fixed assets, net	5,250
Intangible assets, net	1,549
Goodwill	32,132
Other assets	97
Total assets disposed	$42,671

Liabilities:
Accounts payable and accrued expenses	$92
Deferred revenue	6,540
Total liabilities transferred	$6,632
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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. While payment terms vary by customer type and service, the time between invoicing and when payment is due is not significant.
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

4. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$29,288	$6,989	$(88,006)	$40,554

Net income (loss) per common share - basic	$0.76	$0.18	$(2.29)	$1.06
Net income (loss) per common share - diluted	$0.76	$0.18	$(2.29)	$1.06

Weighted average common shares outstanding - basic	38,619	38,200	38,449	38,163
Plus dilutive effect of potential common shares	74	87	—	84
Weighted average common shares outstanding - diluted	38,693	38,287	38,449	38,247

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	1,424	411	93	392
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
The following tables provide reconciliations of revenue, gross profit and operating income by reportable segment to consolidated results and were derived from each segment’s internal financial information as used for corporate management purposes. Segment operating income represents income (loss) before income taxes plus depreciation, amortization of intangible assets, share-based compensation, impairment losses for goodwill and long-lived assets, gain on sale of disposal group, interest expense, net, and other, and unallocated corporate overhead.

	Three Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$361,476	$178,214	$94,806	$634,496
Cost of revenue	274,420	129,690	45,974	450,084
Gross profit	87,056	48,524	48,832	184,412
Segment selling, general and administrative expenses	58,295	32,794	20,191	111,280
Depreciation (included in cost of revenue)	—	—	(2,248)	(2,248)
Segment operating income	$28,761	$15,730	$30,889	75,380
Unallocated corporate overhead				20,601
Depreciation and amortization				37,380
Depreciation (included in cost of revenue)				2,248
Share-based compensation				6,713
Gain on sale of disposal group				(39,180)
Interest expense, net, and other				9,627
Income before income taxes				$37,991

	Three Months Ended September 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$399,368	$180,605	$107,536	$687,509
Cost of revenue	299,617	129,570	45,267	474,454
Gross profit	99,751	51,035	62,269	213,055
Segment selling, general and administrative expenses	64,641	32,901	22,249	119,791
Depreciation (included in cost of revenue)	—	—	(1,928)	(1,928)
Segment operating income	$35,110	$18,134	$41,948	95,192
Unallocated corporate overhead				24,335
Depreciation and amortization				41,122
Depreciation (included in cost of revenue)				1,928
Share-based compensation				5,555
Interest expense, net, and other				14,444
Income before income taxes				$7,808

	Nine Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,156,608	$526,810	$298,786	$1,982,204
Cost of revenue	884,554	381,573	137,146	1,403,273
Gross profit	272,054	145,237	161,640	578,931
Segment selling, general and administrative expenses	182,572	101,559	66,647	350,778
Depreciation (included in cost of revenue)	—	—	(6,355)	(6,355)
Segment operating income	$89,482	$43,678	$101,348	234,508
Unallocated corporate overhead				65,210
Depreciation and amortization				113,015
Depreciation (included in cost of revenue)				6,355
Share-based compensation				24,921
Gain on sale of disposal group				(39,180)
Goodwill impairment loss				109,515
Long-lived assets impairment loss				18,262
Interest expense, net, and other				33,311
Loss before income taxes				$(96,901)

	Nine Months Ended September 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,361,064	$555,467	$332,541	$2,249,072
Cost of revenue	1,025,384	388,141	135,159	1,548,684
Gross profit	335,680	167,326	197,382	700,388
Segment selling, general and administrative expenses	201,021	105,309	69,268	375,598
Depreciation (included in cost of revenue)	—	—	(5,363)	(5,363)
Segment operating income	$134,659	$62,017	$133,477	330,153
Unallocated corporate overhead				78,318
Depreciation and amortization				126,942
Depreciation (included in cost of revenue)				5,363
Share-based compensation				19,651
Interest expense, net, and other				46,787
Income before income taxes				$53,092

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$195,895	$—	$—	$195,895
Labor disruption services	12,465	—	—	12,465
Local staffing	8,778	—	—	8,778
Allied staffing	142,291	—	—	142,291
Locum tenens staffing	—	145,710	—	145,710
Interim leadership staffing	—	23,225	—	23,225
Temporary staffing	359,429	168,935	—	528,364
Permanent placement (1)	2,047	9,279	—	11,326
Language services	—	—	75,005	75,005
Vendor management systems	—	—	16,951	16,951
Technology-enabled services	—	—	91,956	91,956
Talent planning and acquisition	—	—	2,850	2,850
Total revenue	$361,476	$178,214	$94,806	$634,496

	Three Months Ended September 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$243,745	$—	$—	$243,745
Labor disruption services	486	—	—	486
Local staffing	10,494	—	—	10,494
Allied staffing	140,872	—	—	140,872
Locum tenens staffing	—	141,716	—	141,716
Interim leadership staffing	—	28,862	—	28,862
Temporary staffing	395,597	170,578	—	566,175
Permanent placement (1)	3,771	10,027	—	13,798
Language services	—	—	75,009	75,009
Vendor management systems	—	—	25,018	25,018
Other solutions	—	—	5,044	5,044
Technology-enabled services	—	—	105,071	105,071
Talent planning and acquisition	—	—	2,465	2,465
Total revenue	$399,368	$180,605	$107,536	$687,509

	Nine Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$619,360	$—	$—	$619,360
Labor disruption services	66,847	—	—	66,847
Local staffing	28,207	—	—	28,207
Allied staffing	435,424	—	—	435,424
Locum tenens staffing	—	429,107	—	429,107
Interim leadership staffing	—	69,784	—	69,784
Temporary staffing	1,149,838	498,891	—	1,648,729
Permanent placement (1)	6,770	27,919	—	34,689
Language services	—	—	225,621	225,621
Vendor management systems	—	—	55,385	55,385
Other solutions	—	—	9,734	9,734
Technology-enabled services	—	—	290,740	290,740
Talent planning and acquisition	—	—	8,046	8,046
Total revenue	$1,156,608	$526,810	$298,786	$1,982,204

	Nine Months Ended September 30, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$854,746	$—	$—	$854,746
Labor disruption services	886	—	—	886
Local staffing	33,786	—	—	33,786
Allied staffing	462,001	—	—	462,001
Locum tenens staffing	—	429,700	—	429,700
Interim leadership staffing	—	89,373	—	89,373
Temporary staffing	1,351,419	519,073	—	1,870,492
Permanent placement (1)	9,645	36,394	—	46,039
Language services	—	—	221,749	221,749
Vendor management systems	—	—	81,671	81,671
Other solutions	—	—	15,993	15,993
Technology-enabled services	—	—	319,413	319,413
Talent planning and acquisition	—	—	13,128	13,128
Total revenue	$1,361,064	$555,467	$332,541	$2,249,072
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.
The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
International nurse staffing (1)	$28,644	$41,376	$90,169	$129,668
International nurse permanent placement (2)	2,047	3,771	6,770	9,645
Total international nurse revenue	$30,691	$45,147	$96,939	$139,313
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
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2025	$259,137	$237,760	$400,559	$897,456
Goodwill impairment loss	—	(109,515)	—	(109,515)
Goodwill included in sale of disposal group	—	—	(32,132)	(32,132)
Balance, September 30, 2025	$259,137	$128,245	$368,427	$755,809
Accumulated impairment loss as of December 31, 2024	$277,727	$159,669	$—	$437,396
Accumulated impairment loss as of September 30, 2025	$277,727	$269,184	$—	$546,911

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

The Company had the following acquired intangible assets as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$52,336	(42,569)	$9,767	$52,336	$(39,879)	$12,457
Customer relationships	467,321	(231,074)	236,247	532,048	(247,550)	284,498
Tradenames and trademarks	282,168	(228,515)	53,653	284,488	(204,159)	80,329
Non-compete agreements	9,399	(8,471)	928	9,399	(7,783)	1,616
Acquired technology	36,285	(34,803)	1,482	37,915	(35,451)	2,464
	$847,509	$(545,432)	$302,077	$916,186	$(534,822)	$381,364

7. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Fair Value Measurement” of the 2024 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2025.
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

	As of September 30, 2025	As of December 31, 2024
Commercial paper	$12,904	$64,580
Total classified as restricted cash equivalents	$12,904	$64,580

Commercial paper	$969	$1,399
Corporate bonds	32,936	6,769
Total classified as restricted investments	$33,905	$8,168
There were no assets or liabilities measured on a recurring basis with level 3 inputs outstanding as of September 30, 2025 and December 31, 2024.
The following table presents information about the above-referenced assets and liabilities and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2025			Fair Value Measurements as of December 31, 2024
Assets (Liabilities)	Level 1	Level 2	Total	Level 1	Level 2	Total
Deferred compensation	$(200,771)	$—	$(200,771)	$(191,006)	$—	$(191,006)
Commercial paper	—	13,873	13,873	—	65,979	65,979
Corporate bonds	—	32,936	32,936	—	6,769	6,769

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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2025, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of September 30, 2025 and December 31, 2024.

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

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$500,000	$500,000	$500,000	$473,750
2029 Notes	350,000	329,000	350,000	312,375
The Company initially recognized the 2027 Note Receivable at its estimated fair value of $9,899 in connection with the sale of its Smart Square healthcare scheduling software on July 1, 2025. The fair value was determined using Level 2 inputs, including observable market interest rates and pricing for similar credit facilities. The fair value of the 2027 Note Receivable was not re-measured as of September 30, 2025 as there were no material changes in contractual terms, counterparty credit risk, or other relevant factors. The carrying amount of $9,914 as of September 30, 2025 approximates its fair value and is classified as a noncurrent asset in the consolidated balance sheet. See Note (2), “Sale of Disposal Group” for additional information.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

8. INCOME TAXES
The Company is subject to taxation in the U.S. and various states, and foreign jurisdictions. With few exceptions, as of September 30, 2025, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2021.
The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company has assessed its impact on the consolidated financial statements and determined there was no material impact to income tax expense or the effective tax rate as of September 30, 2025.

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. These matters typically relate to professional liability, tax, compensation, contract, competitor disputes and employee-related matters and include individual, representative, and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to services provided by the Company’s healthcare professionals. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. The Company accrues for contingencies and records a liability when management believes an adverse outcome from a loss contingency is both probable, and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. The most significant matters for which the Company has established loss contingencies are class and representative actions related to wage and hour claims under California and Federal law.

10. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2025	December 31, 2024
Other current assets:
Restricted cash and cash equivalents	$19,801	$14,984
Income taxes receivable	16,225	11,683
Subcontractor deposits	3,681	11,190
Other	17,182	15,601
Other current assets	$56,889	$53,458

Fixed assets:
Furniture and equipment	$96,200	$90,970
Software	431,925	440,034
Leasehold improvements	16,058	16,061
	544,183	547,065
Accumulated depreciation	(397,204)	(360,795)
Fixed assets, net	$146,979	$186,270

Other assets:
Life insurance cash surrender value	$209,512	$194,350
Operating lease right-of-use assets	28,652	32,115
Other	38,600	31,588
Other assets	$276,764	$258,053

Accounts payable and accrued expenses:
Trade accounts payable	$36,218	$31,356
Subcontractor payable	55,316	69,563
Accrued expenses	56,672	57,263
Loss contingencies	7,550	2,999
Professional liability reserve	8,664	8,395
Other	6,715	14,735
Accounts payable and accrued expenses	$171,135	$184,311

Accrued compensation and benefits:
Accrued payroll	$52,562	$46,896
Accrued bonuses and commissions	21,265	25,988
ESPP contributions	75	812
Workers compensation reserve	8,793	9,954
Deferred compensation	200,771	191,006
Other	9,716	12,888
Accrued compensation and benefits	$293,182	$287,544

Other current liabilities:
Client deposits	$60,944	$56,341
Operating lease liabilities	6,139	6,200
Deferred revenue	5,948	10,014
Other	4,814	1,375
Other current liabilities	$77,845	$73,930

Other long-term liabilities:
Workers compensation reserve	$16,241	$18,445
Professional liability reserve	39,356	38,307
Operating lease liabilities	31,999	35,725
Other	18,025	14,973
Other long-term liabilities	$105,621	$107,450

11. SUBSEQUENT EVENTS

On October 6, 2025, the Company completed the issuance of $400,000 aggregate principal amount of 6.500% senior notes due 2031 (the “2031 Notes”), which mature on January 15, 2031. Interest on the 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2026.

On October 6, 2025, the Company entered into the fifth amendment to its credit agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, the following: (i) an extension of the maturity date of Senior Credit Facility to October 6, 2030, (ii) a decrease of the revolving commitments to $450,000, and (iii) the revision of the Consolidated Net Leverage Ratio (as calculated in accordance with the amended credit agreement) to be no greater than 5.25 to 1.00 through March 31, 2027.

With the proceeds from the 2031 Notes, together with borrowings under the Senior Credit Facility and cash generated from operations, the Company (1) redeemed the entire outstanding $500,000 aggregate principal amount of the 2027 Notes on October 22, 2025, including all accrued and unpaid interest on the 2027 Notes and (2) paid fees and expenses related to the transactions.

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
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. We help providers optimize their workforce to reduce complexity and increase efficiency. Our total talent solutions include vendor-neutral and managed services programs, clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems, recruitment process outsourcing, workforce optimization, language services, revenue cycle solutions, and other services. Our diverse client base includes acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools, inpatient and outpatient rehabilitation facilities, ambulatory care facilities, outpatient surgical facilities, and many other healthcare settings.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended September 30, 2025, we recorded revenue of $634.5 million, as compared to $687.5 million for the same period last year. For the nine months ended September 30, 2025, we recorded revenue of $1,982.2 million, as compared to $2,249.1 million for the same period last year.
Nurse and allied solutions segment revenue comprised 58% and 60% of total consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor-neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 27% and 25% of total consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives on variable-length assignments across all healthcare settings.
Technology and workforce solutions segment revenue comprised 15% and 15% of total consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include advisory, planning, and analytics, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
On July 1, 2025, we completed the sale of our Smart Square healthcare scheduling software, one of our workforce optimization service offerings. See additional information in Note (2), “Sale of Disposal Group” to the accompanying financial statements.
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
Recent Trends
After the COVID-19 pandemic subsided, healthcare organizations began focusing on hiring permanent staff, implementing cost management strategies, and exploring alternative staffing models to decrease reliance on contingent labor. During the second quarter, uncertainty about government policy impacts appeared to place the healthcare sector in a more conservative stance with travel nurse demand declining compared with the first quarter. In our travel nurse business, demand increased in the third quarter compared to the second quarter with strong winter orders but overall remained slightly below prior year. In allied staffing, our demand continued to surpass pre-pandemic levels although demand is lower than prior quarter and in line with prior year.
For our nurse and allied solutions segment, in the third quarter we saw a decrease in overall staffing volume due to lower demand in travel nurse staffing in the prior quarter and seasonality. Average international nurse staffing volume reached a low point early in the third quarter and grew through the end of the quarter, although volume remained lower than both prior quarter and prior year. Overall, bill rates in the third quarter were relatively flat to the prior quarter.
In our physician and leadership solutions segment, third quarter demand for locum tenens staffing was down year over year but grew in the mid-single digits compared to the previous quarter. Certified registered nurse anesthetists (CRNAs) remain our largest locum tenens specialty. Demand for permanent search services was positive compared to prior year and prior quarter. Demand for interim leadership increased by double digits compared to prior year but was down quarter over quarter.
In our technology and workforce solutions segment, third quarter minute volume in the language services business grew compared to both the previous year and quarter, but at a slower pace than prior years. Ongoing pricing pressure for language services is expected due to increased market competition. Volumes in our VMS business declined both sequentially and compared to prior year primarily due to lower staffing volume levels and the delayed impact from prior period client losses.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us, and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2024 Annual Report.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.9	69.0	70.8	68.9
Gross profit	29.1	31.0	29.2	31.1
Selling, general and administrative	21.8	21.8	22.2	21.1
Depreciation and amortization	6.0	6.0	5.8	5.6
Gain on sale of disposal group	(6.2)	—	(2.0)	—
Goodwill impairment loss	—	—	5.5	—
Long-lived assets impairment loss	—	—	0.9	—
Income (loss) from operations	7.5	3.2	(3.2)	4.4
Interest expense, net, and other	1.5	2.1	1.7	2.0
Income (loss) before income taxes	6.0	1.1	(4.9)	2.4
Income tax expense (benefit)	1.4	0.1	(0.5)	0.6
Net income (loss)	4.6%	1.0%	(4.4)%	1.8%

Comparison of Results for the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenue. Revenue decreased 8% to $634.5 million for the three months ended September 30, 2025 from $687.5 million for the same period in 2024, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2025	2024
Nurse and allied solutions	$361,476	$399,368
Physician and leadership solutions	178,214	180,605
Technology and workforce solutions	94,806	107,536
	$634,496	$687,509

Nurse and allied solutions segment revenue decreased 9% to $361.5 million for the three months ended September 30, 2025 from $399.4 million for the same period in 2024. The $37.9 million decrease was primarily attributable to a $40.7 million decline driven by a 11% decrease in the average number of travelers on assignment. The overall decrease was partially offset by a $12.0 million increase in labor disruption revenue.
Physician and leadership solutions segment revenue decreased 1% to $178.2 million for the three months ended September 30, 2025 from $180.6 million for the same period in 2024. The $2.4 million decrease was attributable to lower revenue in our interim leadership business partially offset by higher revenue in our locum tenens business within the segment. Revenue in our locum tenens business increased $4.0 million (or 3%) due to a $10.6 million increase driven by a 8% increase in the revenue per day filled, partially offset by a $6.6 million decline driven by a 5% decrease in the number of days filled. Our interim leadership business experienced a decline of $5.6 million (or 20%) and our physician permanent placement and executive search businesses declined $0.7 million (or 7%) during the three months ended September 30, 2025, primarily due to lower demand.

Technology and workforce solutions segment revenue decreased 12% to $94.8 million for the three months ended September 30, 2025 from $107.5 million for the same period in 2024. The $12.7 million decrease was primarily attributable to declines within our VMS and other solutions businesses. Revenue for our VMS business declined $8.1 million (or 32%) for similar reasons as nurse and allied solutions segment revenue, and our other solutions business declined $5.0 million (or 100%) primarily due to the sale of our Smart Square healthcare scheduling software.
For the three months ended September 30, 2025 and 2024, revenue under our MSP arrangements comprised approximately 41% and 44% of consolidated revenue, 63% and 68% of nurse and allied solutions segment revenue, 18% and 15% of physician and leadership solutions segment revenue, and 2% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, decreased 5% to $450.1 million for the three months ended September 30, 2025 from $474.5 million for the same period in 2024. The $24.4 million decrease was attributable to a decrease in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2025	2024
Nurse and allied solutions	$274,420	$299,617
Physician and leadership solutions	129,690	129,570
Technology and workforce solutions	45,974	45,267
	$450,084	$474,454

The decrease in our nurse and allied solutions segment was primarily attributable to a $25.2 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment.

Gross Profit. Gross profit decreased 13% to $184.4 million for the three months ended September 30, 2025 from $213.1 million for the same period in 2024, representing gross margins of 29.1% and 31.0%, respectively. The decline in consolidated gross margin for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to (1) lower margins in our nurse and allied solutions segment driven by increased provider pay packages, including housing, travel and allowances, partially offset by a revenue mix shift within the segment, (2) lower margins in our physician and leadership solutions segment driven by increases in physician compensation outpacing increases in revenue per day filled and (3) a lower margin in our technology and workforce solutions segment primarily due to pricing pressure for our language services business due to increased market competition and a shift in sales mix resulting from reduced revenue in our higher-margin VMS business and the sale of our Smart Square healthcare scheduling software. Gross margin by reportable segment for the three months ended September 30, 2025 and 2024 was 24.1% and 25.0% for nurse and allied solutions, 27.2% and 28.3% for physician and leadership solutions, and 51.5% and 57.9% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2025	2024
Nurse and allied solutions	$87,056	$99,751
Physician and leadership solutions	48,524	51,035
Technology and workforce solutions	48,832	62,269
	$184,412	$213,055

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $138.6 million, representing 21.8% of revenue, for the three months ended September 30, 2025, as compared to $149.7 million, representing 21.8% of revenue, for the same period in 2024. The decrease in SG&A expenses was primarily due to a $11.9 million decrease in employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2025	2024
Nurse and allied solutions	$58,295	$64,641
Physician and leadership solutions	32,794	32,901
Technology and workforce solutions	20,191	22,249
Unallocated corporate overhead	20,601	24,335
Share-based compensation	6,713	5,555
	$138,594	$149,681
Depreciation and Amortization Expenses. Amortization expense decreased 8% to $20.4 million for the three months ended September 30, 2025 from $22.1 million for the same period in 2024, primarily attributable to certain intangible assets becoming fully amortized during the three months ended September 30, 2025. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 11% to $16.9 million for the three months ended September 30, 2025 from $19.0 million for the same period in 2024, primarily attributable to the mix of depreciable assets. Additionally, $2.2 million and $1.9 million of depreciation expense for our language services business is included in cost of revenue for the three months ended September 30, 2025 and 2024, respectively.
Gain on Sale of Disposal Group. A gain on sale of disposal group of $(39.2) million was recognized during the three months ended September 30, 2025. See additional information in Note (2), “Sale of Disposal Group” to the accompanying financial statements.
Interest Expense, Net, and Other. Interest expense, net, and other was $9.6 million during the three months ended September 30, 2025 as compared to $14.4 million for the same period in 2024. The decrease was primarily due to a lower average debt outstanding balance during the three months ended September 30, 2025.

Income Tax Expense. Income tax expense was $8.7 million for the three months ended September 30, 2025 as compared to $0.8 million for the same period in 2024, reflecting effective income tax rates of 23% and 10% for these periods, respectively. The increase in the effective income tax rate was primarily due to tax expense of $5.5 million recognized during the three months ended September 30, 2025 from the goodwill disposal in the sale of our Smart Square healthcare scheduling software. We currently estimate our annual effective tax rate to be approximately 9% for 2025. The 23% effective tax rate for the three months ended September 30, 2025 differs from our estimated annual effective tax rate of 9% primarily due to tax expense recognized during the three months ended September 30, 2025, in relation to the projected full year tax benefit.

Comparison of Results for the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Revenue. Revenue decreased 12% to $1,982.2 million for the nine months ended September 30, 2025 from $2,249.1 million for the same period in 2024, attributable to a decline in revenue across our segments with the greatest decline in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Nurse and allied solutions	$1,156,608	$1,361,064
Physician and leadership solutions	526,810	555,467
Technology and workforce solutions	298,786	332,541
	$1,982,204	$2,249,072

Nurse and allied solutions segment revenue decreased 15% to $1,156.6 million for the nine months ended September 30, 2025 from $1,361.1 million for the same period in 2024. The $204.5 million decrease was primarily attributable to a $220.2 million decline driven by a 16% decrease in the average number of travelers on assignment, a $33.7 million decline driven by an approximately 2.6% decrease in the average bill rate, and a $11.6 million decline driven by an approximately 1% decrease in average billable hours. The overall decrease was partially offset by a $66.0 million increase in labor disruption revenue.

Physician and leadership solutions segment revenue decreased 5% to $526.8 million for the nine months ended September 30, 2025 from $555.5 million for the same period in 2024. The $28.7 million decrease was attributable to lower revenue across all businesses within the segment. Revenue in our locum tenens business declined slightly due to a $33.2 million decline driven by a 8% decrease in the number of days filled, partially offset by a $32.6 million increase driven by an 8% increase in the revenue per day filled. Our interim leadership business experienced a decline of $19.6 million (or 22%) and our physician permanent placement and executive search businesses declined $8.5 million (or 23%) during the nine months ended September 30, 2025, primarily due to lower demand.
Technology and workforce solutions segment revenue decreased 10% to $298.8 million for the nine months ended September 30, 2025 from $332.5 million for the same period in 2024. The $33.7 million decrease was primarily attributable to declines within our VMS, outsourced solutions and other solutions businesses, partially offset by growth within our language services business. Revenue for our VMS business declined $26.3 million (or 32%) for similar reasons as nurse and allied solutions segment revenue and our outsourced solutions business experienced a decline of $5.5 million (or 43%) primarily due to lower demand. Other solutions business declined $6.3 million (or 39%) primarily due to the sale of our Smart Square healthcare scheduling software, while our language services business grew $3.9 million (or 2%) primarily due to a 6% increase in minutes.
For the nine months ended September 30, 2025 and 2024, revenue under our MSP arrangements comprised approximately 45% and 46% of consolidated revenue, 67% and 70% of nurse and allied solutions segment revenue, 18% and 14% of physician and leadership solutions segment revenue, and 3% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue decreased 9% to $1,403.3 million for the nine months ended September 30, 2025 from $1,548.7 million for the same period in 2024. The $145.4 million decrease was primarily attributable to a decrease in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Nurse and allied solutions	$884,554	$1,025,384
Physician and leadership solutions	381,573	388,141
Technology and workforce solutions	137,146	135,159
	$1,403,273	$1,548,684

The decrease in our nurse and allied solutions segment was primarily attributable to a $136.9 million decrease in clinician pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The decrease in our physician and leadership solutions segment was driven by a $6.4 million decrease in pay package costs in our interim leadership business, primarily due to the aforementioned decline in demand.

Gross Profit. Gross profit decreased 17% to $578.9 million for the nine months ended September 30, 2025 from $700.4 million for the same period in 2024, representing gross margins of 29.2% and 31.1%, respectively. The decline in consolidated gross margin for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing and travel and (2) a lower margin in our technology and workforce solutions segment primarily due to pricing pressure for our language services business due to increased market competition and a shift in sales mix resulting from reduced revenue in our higher-margin VMS business and the sale of our Smart Square healthcare scheduling software. The overall decline was partially offset by a change in sales mix resulting from reduced revenue in our lower-margin nurse and allied solutions segment. Gross margin by reportable segment for the nine months ended September 30, 2025 and 2024 was 23.5% and 24.7% for nurse and allied solutions, 27.6% and 30.1% for physician and leadership solutions, and 54.1%

and 59.4% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Nurse and allied solutions	$272,054	$335,680
Physician and leadership solutions	145,237	167,326
Technology and workforce solutions	161,640	197,382
	$578,931	$700,388

Selling, General and Administrative Expenses. SG&A expenses were $440.9 million, representing 22.2% of revenue, for the nine months ended September 30, 2025, as compared to $473.6 million, representing 21.1% of revenue, for the same period in 2024. The decrease in SG&A expenses was primarily due to $36.8 million of lower employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue. The year-over-year decrease was partially offset by a $9.0 million year-over-year increase due to a $5.4 million unfavorable actuarial-based increase in our professional liability reserves as compared to a $3.6 million favorable actuarial-based decrease in the same period in 2024. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Nurse and allied solutions	$182,572	$201,021
Physician and leadership solutions	101,559	105,309
Technology and workforce solutions	66,647	69,268
Unallocated corporate overhead	65,210	78,318
Share-based compensation	24,921	19,651
	$440,909	$473,567

Depreciation and Amortization Expenses. Amortization expense decreased 17% to $59.5 million for the nine months ended September 30, 2025 from $71.7 million for the same period in 2024, primarily attributable to certain intangible assets becoming fully amortized during the nine months ended September 30, 2025. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 3% to $53.5 million for the nine months ended September 30, 2025 from $55.2 million for the same period in 2024, primarily attributable to the mix of depreciable assets. Additionally, $6.4 million and $5.4 million of depreciation expense for our language services business is included in cost of revenue for the nine months ended September 30, 2025 and 2024, respectively.
Gain on Sale of Disposal Group. A gain on sale of disposal group of $(39.2) million was recognized during the nine months ended September 30, 2025.
Goodwill Impairment Loss. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the nine months ended September 30, 2025.
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the nine months ended September 30, 2025.
Interest Expense, Net, and Other. Interest expense, net, and other was $33.3 million during the nine months ended September 30, 2025 as compared to $46.8 million for the same period in 2024. The decrease was primarily due to a lower average debt outstanding balance during the nine months ended September 30, 2025.
Income Tax Expense (Benefit). Income tax expense (benefit) was $(8.9) million for the nine months ended September 30, 2025 as compared to $12.5 million for the same period in 2024, reflecting effective income tax rates of 9% and 24% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective income tax rate was primarily attributable to a significant decline in income (loss) before income taxes year over year, mostly related to a goodwill impairment loss, which resulted in tax expense of $11.0 million. Additionally, the goodwill disposal related to the sale of our Smart Square healthcare scheduling software resulted in tax expense of $5.5 million. Recognition of the goodwill impairment loss and the goodwill disposal together resulted in tax expense of $16.5 million, which due to the loss before income taxes, contributed to the year-over-year decline in the effective income tax rate.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$193,885	$247,604
Net cash provided by (used in) investing activities	12,355	(65,735)
Net cash used in financing activities	(212,651)	(179,550)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,411)	$2,319
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of September 30, 2025, (1) no amount was drawn with $729.8 million of available credit under our $750.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.625% senior notes due 2027 (the “2027 Notes”) outstanding was $500.0 million, and (3) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2027 Notes, and the 2029 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2024 Annual Report.
As of September 30, 2025, the total of our contractual obligations under operating leases with initial terms in excess of one year was $44.8 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Leases” of our 2024 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (7), “Fair Value Measurement,” Note (8), “Income Taxes,” Note (9), “Commitments and Contingencies,” and Note (10), “Balance Sheet Details.”
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
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $193.9 million, compared to $247.6 million for the same period in 2024. In the 2025 and 2024 periods, changes in accounts receivable and subcontractor receivables provided cash from operations of $59.2 million and $212.1 million, respectively, representing a reduction between periods of $152.9 million. The reduction in receivables was more significant in the prior year due to larger declines in revenue and associate vendor usage, as well as the timing of collections. In addition, net income (loss) excluding non-cash items decreased year over year by $57.5 million primarily due to lower segment operating income across our business.
The overall decrease in net cash provided by operating activities was partially offset by an increase in accounts payable and accrued expenses between periods of $120.5 million primarily due payment of the legal settlement amount for the Clarke matter in the prior year and a smaller reduction in subcontractor payables in the current year as a result of a larger decline in associate vendor usage in the prior year and timing of payments. Additionally, other liabilities increased between periods by $20.2 million primarily related to receipts of client deposits for labor disruption services.

Our Days Sales Outstanding (“DSO”) was 57 days as of September 30, 2025, 55 days as of December 31, 2024, and 60 days as of September 30, 2024.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 was $12.4 million, compared to net cash used in investing activities of $65.7 million for the same period in 2024. The change was primarily due to (1) proceeds from sale of disposal group of $65.3 million during the nine months ended September 30, 2025, (2) capital expenditures of $27.7 million for the nine months ended September 30, 2025, as compared to $64.7 million for the nine months ended September 30, 2024, (3) a net purchase of investments of $25.3 million during the nine months ended September 30, 2025, as compared to net proceeds of $5.7 million during the nine months ended September 30, 2024, and (4) $6.1 million of payments to fund the deferred compensation plan that were offset with $6.1 million of proceeds from settlements of company-owned life insurance policies during the nine months ended September 30, 2025, as compared to $8.4 million of payments during the nine months ended September 30, 2024.
Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $212.7 million, due to repayments of $285.0 million under the Senior Credit Facility and $1.7 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $75.0 million under the Senior Credit Facility. Net cash used in financing activities during the nine months ended September 30, 2024 was $179.6 million, due to repayments of $260.0 million under the Senior Credit Facility and $4.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $85.0 million under the Senior Credit Facility.
Amended Credit Agreement
On November 5, 2024, we entered into the fourth amendment to our credit agreement (the “Fourth Amendment”). The Fourth Amendment (together with the credit agreement as amended to such date, collectively, the “Amended Credit Agreement”) increased our consolidated net leverage ratio covenant for the year ending December 31, 2025.
On October 6, 2025, we entered into the fifth amendment to our credit agreement (the “Fifth Amendment”) as reported in our Current Report on Form 8-K filed on October 6, 2025. The Fifth Amendment provides for, among other things, the following: (i) an extension of the maturity date of Senior Credit Facility to October 6, 2030, (ii) a decrease of the revolving commitments to $450.0 million, and (iii) the revision of the Consolidated Net Leverage Ratio (as calculated in accordance with the amended credit agreement) to be no greater than 5.25 to 1.00 through March 31, 2027.
Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. We describe in further detail the terms of the Amended Credit Agreement in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Notes Payable and Credit Agreement” of our 2024 Annual Report.
6.500% Senior Notes Due 2031
On October 6, 2025, the Company completed the issuance of $400.0 million aggregate principal amount of 6.500% senior notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on January 15, 2031. Interest on the 2031 Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2026.
At any time and from time to time on and after October 15, 2027, we will be entitled at our option to redeem all or a portion of the 2031 Notes upon not less than 10 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date) set forth below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date (subject to the right of holders of record of the 2031 Notes on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve month period commencing on October 15 of the years set forth below:

Period	Redemption Price
2027	103.250%
2028	101.625%
2029 and thereafter	100.000%

At any time and from time to time prior to October 15, 2027, we may also redeem 2031 Notes with the net cash proceeds of certain equity offerings in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2031

Notes issued, at a redemption price (expressed as a percentage of principal amount) of 106.500% of the principal amount thereof plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date.

In addition, we may redeem some or all of the 2031 Notes at any time and from time to time prior to October 15, 2027 at a redemption price equal to 100% of the principal amount of the 2031 Notes redeemed, plus accrued and unpaid interest thereon, if any, to (but excluding) the applicable redemption date, plus a “make-whole” premium based on the applicable treasury rate plus 50 basis points.

Upon the occurrence of specified change of control events as defined in the indenture governing the 2031 Notes, we must offer to repurchase the 2031 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to (but excluding) the purchase date.

The indenture governing the 2031 Notes contains covenants that, among other things, restricts our ability to:

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

These covenants are subject to a number of important exceptions and qualifications. The indenture governing the 2031 Notes contains affirmative covenants and events of default that are customary for indentures governing high yield securities. The 2031 Notes and the guarantees are not subject to any registration rights agreement.
With the proceeds from the 2031 Notes, together with borrowings under the Senior Credit Facility and cash generated from operations, the Company (1) redeemed the entire outstanding $500.0 million aggregate principal amount of the 2027 Notes on October 22, 2025, including all accrued and unpaid interest on the 2027 Notes and (2) paid fees and expenses related to the transactions.
Letters of Credit
At September 30, 2025, we maintained outstanding standby letters of credit totaling $20.8 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.8 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.2 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2024 totaled $20.9 million.
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
•a decline in the size of the insured population as a result of a repeal or significant erosion of the Patient Protection and Affordable Care Act;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2025, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. A 100 basis point change in interest rates as of September 30, 2025 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three and nine months ended September 30, 2025, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of September 30, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of September 30, 2025. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the nine months ended September 30, 2025, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10)(b), Capital Stock—Treasury Stock” set forth in our 2024 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

4.1
Indenture, dated as of October 6, 2025, by and among AMN Healthcare, Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2025).

10.1
Fifth Amendment to Credit Agreement, dated as of October 6, 2025, by and among AMN Healthcare, Inc., as borrower, the guarantors party thereto, the lenders identified on the signature pages thereto, as lenders, and Truist Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2025).

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

Date: November 6, 2025

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)