Form 10-K
period 2025-12-31
AMN HEALTHCARE SERVICES INC
filed 2026-02-20
CIK 1142750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒  No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, was $787,746,040 based on a closing sale price of $20.67 per share.
As of February 17, 2026, there were 38,641,082 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, scheduled to be held on May 1, 2026, have been incorporated by reference into Part III of this Form 10-K. The definitive proxy statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

Overview

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

In Particular, Please See the Following Sections
Forward-Looking Statements	Risk Factors
Page 8	Page 8
Management’s Discussion & Analysis	Financial Statements
Page 23	Page 36

Index of frequently requested 10-K information

Five-Year Performance Graph	Page 22
Results of Operations	Page 25
Liquidity and Capital Resources	Page 28
Financial Statement Footnotes	Page 44

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
Our solutions enable our clients to build a quality, cost effective workforce, increase efficiency, and elevate the patient experience. Our comprehensive suite of talent solutions provides management, staffing, recruitment, language services, technology and related services to build and manage all or part of our clients’ healthcare workforce needs. We offer temporary and permanent career opportunities to our healthcare professionals, from nurses, physicians, and allied health professionals to healthcare leaders and executives in a variety of settings across the nation.
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
Over the past decade, our business has evolved beyond traditional healthcare staffing and recruitment services; we have become a strategic total talent solutions partner with our clients. We expanded our portfolio to serve a diverse and growing set of healthcare talent-related needs. In addition to our traditional staffing and search services, our suite of healthcare workforce solutions includes managed services programs (“MSP”), vendor management systems (“VMS”), medical language interpretation services, consulting, recruitment process outsourcing (“RPO”), and revenue cycle solutions. We enable clients to build, manage and optimize their healthcare talent to deliver quality patient outcomes and experiences. Our talent network includes thousands of highly skilled, experienced professionals who trust us to place them in environments that expand and leverage their qualifications and expertise.
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
Continuous improvement of our operations and business technology is a core component of our growth strategy and profitability goals. We have accelerated the integration of technology-based solutions in our core recruitment processes through investment in digital capabilities, mobile applications, brand consolidation and data analytics. These technology investments provide a more seamless and efficient workflow for our team members, our healthcare professionals and our clients. For example, in 2024, we launched WorkWise, a healthcare technology platform, bringing together our technology solutions that quantify staffing demand with predictive scheduling, automate workforce and vendor management in one solution, and seek to improve the clinician experience. We added capabilities and functionalities for ShiftWise Flex, AMN Healthcare’s next-generation VMS that leverages the power of automation to increase efficiency of talent matching, credentialing, and candidate self-service, enabling our clients to develop sustainable workforces to deliver better outcomes for patients and caregivers alike. ShiftWise Flex is also integrated with AMN Passport, our top clinician-rated mobile application with more than 340,000 registered users as of January 2026. AMN Passport provides a centralized experience for nurses and allied professionals to find, book and manage assignments, access time and pay details, and receive instantaneous alerts and updates, while also creating operational efficiencies through the ability to customize job preferences, store and manage credentials, electronically sign important documents and contact our dedicated recruiters. As part of our ongoing efforts to enhance our digital ecosystem, we expanded AMN Passport to include locum tenens, extending the platform’s functionality to support their workforce experience. This enhancement enables locum tenens providers to discover new opportunities while also managing their shifts and schedules in one centralized place. Through integration with third party scheduling solutions, we have broadened access and streamlined workflows, providing providers with improved visibility and coordination across their assignments. AMN’s Event Management System (“EMS”) is a fully integrated platform that supports large-scale labor disruption events by coordinating end-to-end operational workflows across recruitment, scheduling, credentialing, logistics, and supplier management. In 2025, the system was expanded to provide comprehensive coverage for both AMN-sourced clinicians and external suppliers, improving readiness, speed, and operational oversight during strike events. EMS enhances AMN’s ability to mobilize workforce resources efficiently, increases data transparency, and strengthens overall execution for complex, high-volume labor actions, further advancing our position as a leader in labor disruption staffing. We are increasing investments in automation and AI-enabled technology to improve efficiency and speed across our operations, with positive early results in functions including recruiting, credentialing and candidate engagement. We believe our investments in technology systems and AI will help us realize meaningfully greater scale, agility, speed, and cost efficiencies and will improve the experience for our healthcare professionals and clients.

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

Employee Well-being

Our commitment to supporting the mental, physical, and economic well-being of our team members and healthcare professionals continued throughout 2025. The care, support and safety of our frontline healthcare professionals remains at the forefront for us. We provide our healthcare professionals with support through access to employee assistance programs, on demand mental health resources, wellness products and services to care for them while they are caring for our communities. In addition, our top clinician-rated mobile application, AMN Passport, allows users to see their impact on the patients they support. The app includes an impact tracker in user profiles that shows the amount of patient care hours they provide and how many communities they serve over their career with us.

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

For our corporate team members, we provide comprehensive benefit options, including health insurance, a prescription drug benefit, life and disability insurance, and paid time off. We also provide a variety of other voluntary programs to support the health and well-being of our team members and their families, such as health and flexible spending accounts, family leave, adoption assistance, education assistance, retirement plans with matching employer contributions, employee assistance programs and financial wellness programs.

We embrace a flexible work environment, with team members working a combination of in office and virtually to fully support our clients and healthcare professionals with the highest level of service, regardless of location and without disruption to our business operations. We believe it is important to bring our teams together to instill and reinforce our values-based culture, provide an opportunity to build meaningful connections with each other and the communities we serve as well as provide ongoing professional development and advancement opportunities. Our team members are located across the country, and we have offices in Dallas, TX; San Diego, CA; Boca Raton, FL; and Atlanta, GA.

As of December 31, 2025, we had 2,664 corporate team members, which includes both full-time and part-time employees. During the fourth quarter of 2025, we had an average of (1) 8,722 nurses, allied and other healthcare professionals, (2) 234 executive and clinical leadership interim staff, and (3) 2,670 medically qualified interpreters working for us. This does not include independent contractors, such as our locum tenens and contract interpreters, who were not our employees in 2025. In addition to our team members and independent contractors, we also leverage global partners to support our 24/7 client service model.

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

Throughout 2025, nearly 500 team members were promoted or transferred internally into new positions, representing approximately 19% of our corporate team members. Our professional development education assistance program provides reimbursement to our corporate team members to advance their knowledge and skills through certificate and degree programs. We offer leadership development curriculums led by our team of learning and talent development professionals for newly hired and promoted leaders, called LEAD at AMN, as well as a leadership curriculum for our individual contributors who are seeking leadership positions, which we call our emerging leaders program. Additionally, our mentorship program allows team members the opportunity to connect with colleagues across the company to support their development, strengthen their skills, and deepen relationships. These programs are supplemented with resources from our corporate memberships in large industry associations, to which every team member has access.

Our training and development programs include curriculum that promotes our values-based culture and commitment to ethics and compliance. In 2025, we had a 97% completion rate for our ethics and compliance training program, which includes, but is not limited to, training on our Code of Conduct, harassment prevention and cybersecurity.

Team Member Communication and Engagement
Team member engagement is of critical importance to our success. In 2025, we continued to prioritize engaging with our team members through quarterly town halls and an enterprise-wide company meeting with our chief executive officer and other senior executives. To assess the engagement of our team members and take action to mitigate risks associated with workforce engagement, development and retention, we conducted our annual survey to assess team member engagement, with 79% enterprise participation and an overall engagement score of 78%.

In 2025, we continued our focus on creating opportunities for team members to build connections with colleagues through our eleven employee resource groups (“ERG”). Best practice research indicates that team member engagement and retention is positively impacted if team members are connected to peers who share their viewpoints and backgrounds and leaders who are invested in their success. These resource groups continue to foster engagement through their close alignment with the interests and backgrounds of our team members. As of December 31, 2025, more than 40% of our corporate team members participate in one or more ERG. Each ERG is sponsored by one or more members of our executive team, and in 2025, AMN’s collective ERGs hosted more than 180 member events and meetings.

While our team members’ backgrounds and experiences are broad, here is a snapshot of the demographics of our corporate team members as of December 31, 2025: 69% of our team members are women; 68% of our supervisor through senior manager roles are held by women; 56% of our board of directors are women; 36% of our team members identify as black, indigenous, or people of color (“BIPOC”); our team is 57% Millennials, 33% Generation X, 5% Baby Boomers, and 5% Generation Z; and team members self-identified as veterans, disabled, and LGBTQ+, each representing approximately 3% of our team.

Board Oversight
Our Board of Directors plays an active role in overseeing our human capital management strategy and programs. Our Talent and Compensation Committee provides oversight of our human capital management programs, including talent strategies, compensation plans and policies, and talent acquisition, development, engagement and retention.

Our Services
In 2025, we conducted our business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. We describe each segment’s revenue and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Our go-to-market strategy blends solutions from all three reportable segments, combining staffing, talent planning and acquisition, and technology-enabled solutions.

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

Talent Planning & Acquisition
(7) Managed Services Programs. Many of our clients and prospective clients use a number of healthcare staffing agencies to fulfill their healthcare professional needs. We offer a comprehensive managed services program, in which we manage all or a portion of a client’s contingent staffing needs. Through our MSPs, we place our own healthcare professionals and utilize other staffing agencies to fulfill the client’s needs. We believe an MSP increases efficiencies and often provides cost savings while enhancing the healthcare professional experience. We often use our own VMS technology as part of our staffing-led and vendor-neutral MSPs, which we believe further enhances the value of our service offering. In 2025, we had approximately $1.8 billion in spend under management through our MSPs and approximately 48% of our consolidated revenue flowed through MSP relationships. Together with the vendor-neutral spend through our VMS programs (as discussed below), we had approximately $3.3 billion of spend under management during 2025.

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

(9) Staff Planning. We provide consulting services to our clients to evaluate their staffing spend and offer recommendations for savings by optimizing workforce and scheduling capabilities.

Technology
(10) Language Interpretation. AMN Language Services provides healthcare interpretation services via proprietary platforms that enable video remote interpretation, over the phone interpretation, onsite interpretation, and telehealth interoperability, with more than 400 health systems, more than 2,700 hospitals, and thousands of clinics using our solutions. These services are all supported by proprietary technology platforms which enable real-time routing of video and audio calls, drive client efficiency with an in-person scheduling mobile application, and power interoperability with multiple telehealth platforms and EMRs.

(11) Vendor Management Systems. In addition to our MSP capabilities, we are also a leading provider for vendor-neutral VMS technology and support services for clients that prefer to self-manage the procurement of contingent clinical labor and their internal float pool. If clients use other staffing companies (associate vendors), our software as a service (“SaaS”)-based VMS technologies help them track and efficiently organize their staffing process. Our leading VMS products, which collectively serve clients of all sizes and complexity, are ShiftWise Flex, Medefis and b4health. Our VMS technologies provide, among other things, control over a wide variety of tasks via a single system and consolidated reporting. In 2025, we had approximately $1.4 billion in spend flow through our VMS programs, for which we typically earn a fee as a percentage of spend.

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

We recruit our healthcare professionals, depending on the particular service line, under the following brands: AMN Healthcare, Nursefinders, O’Grady Peyton International, Connetics, and B.E. Smith. Our recruiting strategy is supported by innovative and effective digital-first marketing programs that focus on lead management, including our digital presence on websites, social media, and mobile applications. Word-of-mouth referrals from the thousands of current and former healthcare professionals we have placed enhance our effectiveness at reaching healthcare professionals.

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

Our Geographic Markets and Client Base
During each of the past three years, (1) we generated substantially all our revenue in the United States and (2) substantially all our long-lived assets were located in the United States. We typically generate revenue in all 50 states. During 2025, the largest percentages of our revenue were concentrated in California, New York and Texas.

More than half of our temporary and contract healthcare professional assignments occur at acute-care hospitals. In addition to acute-care hospitals, we provide services to sub-acute healthcare facilities, physician groups, rehabilitation centers, schools, home health service providers and ambulatory surgery centers. Our clients include many of the largest and most prestigious and progressive health care systems in the country. Kaiser Foundation Hospitals (and its affiliates), to whom we provide clinical managed services, comprised approximately 22% of our consolidated revenue and 32% of our nurse and allied solutions segment revenue for the fiscal year ended December 31, 2025. No other client healthcare system or single client facility comprised more than 5% of our consolidated revenue for the fiscal year ended December 31, 2025.

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
•General Demand for Healthcare Services. Changes in demand for healthcare services, particularly at acute healthcare hospitals and other inpatient facilities, like skilled nursing facilities, affect the demand for our services. According to the U.S. Department of Health and Human Services, with the passage of the Affordable Care Act, the uninsured population declined by more than 18 million people between 2010 and 2018. Growth of the insured population contributed to a relatively sharp increase in national healthcare expenditures beginning in 2014. Additionally, the U.S. population continues to age, and medical technology advances are contributing to longer life expectancy. A pronounced shift in U.S. age demographics is expected to boost growth of national health spending, projected by the Centers for Medicare & Medicaid Services to grow at average annual rates of 5.6% and 5.3% from 2026-2027 and 2028-2033, respectively, while Medicare spending growth is projected to increase to average annual rates of 8.9% and 7.4% for the same time periods, respectively. According to the U.S. Census Bureau, the number of adults age 65 or older grew by 13.0% from 2020 to 2024 and is projected to grow an estimated 31% between 2022 and 2035. People over 65 are three times more likely to have a hospital stay and twice as likely to visit a physician office compared with the rest of the population. These dynamics could place upward pressure on demand for the services we provide in the coming years. Not only does the age-demographic shift affect healthcare services demand, it also complicates the supply of skilled labor, as an increasing number of clinicians are aging out of the workforce.
•Adoption of Workforce Solutions. We believe healthcare organizations increasingly seek sophisticated, innovative and economically beneficial total talent solutions that improve patient experience and outcomes. We believe the prevalence of workforce solutions, such as MSP, VMS, RPO and workforce optimization tools, in the healthcare industry is still underpenetrated in comparison with non-healthcare sectors. During 2025, approximately 48% of our consolidated revenues were generated through MSP relationships.
Industry Competition

The healthcare staffing and workforce solutions industry is highly competitive. We compete in national, regional and local markets for healthcare organization clients and healthcare professionals. We believe that our comprehensive suite of total talent solutions, our commitment to quality and service excellence, our expertise and execution capabilities, and our national footprint create a compelling value proposition for our existing and prospective clients that give us distinct, scalable advantages over smaller, local and regional competitors and companies whose solution offerings, sales and execution capabilities are not as robust. The breadth of our talent solutions allows us to provide even greater value through a more strategic and consultative approach to our clients. In addition, we believe that our size, scale and sophisticated candidate acquisition processes give us access to a larger pool of available, highly-qualified candidates than most of our competitors, while substantial word-of-mouth referral networks enable us to attract, engage, and grow a diverse, high-quality network of healthcare professionals.

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

We are a leading provider of nurse, allied and locum tenens staffing in the United States. In nurse and allied staffing, we compete with several national competitors together with numerous smaller, regional and local companies. The locum tenens staffing market consists of many small- to mid-sized companies with only a small number of national competitors of which we are one. The healthcare interim leadership staffing, healthcare executive search services, and physician permanent placement services markets, where we believe we hold leading positions, are also highly fragmented and consist of many small- to mid-sized companies that do not have a national footprint. We also believe we have a market-leading share in vendor neutral and managed services solutions, including VMS and MSP, and healthcare language interpretation services. With the stronger competitive market, we believe AMN Healthcare is well-positioned as a tech-centric total talent solutions partner to capitalize on the larger, addressable market through our comprehensive set of workforce and tech-enabled solutions. Our leading competitors vary by segment and include Amergis, Aya Healthcare, CHG Healthcare Services, Cross Country Healthcare, HealthTrust Workforce Solutions, Ingenovis Health, Jackson Healthcare, LanguageLine Solutions, Medical Solutions and Proprio. When recruiting for healthcare professionals, in addition to other executive search and staffing firms, we also compete with hospital systems that have developed their own recruitment departments and internal travel agencies.

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

Hospital concentration coupled with our managed services contracts means our revenues from some larger health systems have grown and may continue to grow substantially relative to our other revenue sources. For example, Kaiser Foundation Hospitals (and its affiliates) (collectively, “Kaiser”) comprised approximately 22% of our consolidated revenue in 2025. If we were to lose Kaiser as a client or were unable to provide a significant amount of services to Kaiser, whether directly or as a subcontractor, such loss may have a material adverse effect on our revenue, results of operations and cash flows.

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

Public health crises have adversely affected our business in the past and could negatively impact our business again in the future. The COVID-19 pandemic significantly disrupted the global economy and financial markets and its effects materially impacted demand for our staffing services and workforce technology solutions.

Initially, demand for some temporary healthcare professionals and services declined as non-essential and elective healthcare was postponed. As the pandemic progressed, demand and bill rates, particularly in our nurse and allied solutions businesses, rose sharply and then declined. The subsequent decline in demand and bill rates negatively affected our revenue, financial condition, and results of operations.
Pandemic-related disruptions also affected our operations due to the unavailability of our corporate team members or healthcare professionals caused by illness, quarantines, travel restrictions, vaccine mandates and other factors that limited our workforce and pool of candidates. Similar challenges could arise in future public health crises. In addition, we have incurred and may in the future incur higher workers’ compensation and health insurance costs, for which we are largely self-insured, along with increased payroll costs related to quarantines. We may also be subject to claims regarding the health and safety of our healthcare professionals and our corporate team members in such circumstances.
The economic impact of the COVID-19 pandemic negatively impacted the financial condition of many hospitals and healthcare systems, and our clients continue to face cost pressures and in turn are looking to decrease expenses, including for contingent labor and other services. Demand for our services has been and may in the future be impacted by these cost pressures.

Additionally, outbreaks of illness, public health crises or reemergence or future strain of COVID-19 could occur and may have similar or even more significant impact on our business.

The repeal of or changes to the Patient Protection and Affordable Care Act (“ACA”) may negatively affect the demand for our services.

Since its enactment in 2010, the ACA has significantly expanded access to health insurance, resulting in a substantial reduction in the uninsured population. If there is a rollback of aspects of the ACA, such as Medicaid expansion, or expiration of subsidies, or changes to eligibility and enrollment rules or reduced access to tax credits, it may lead to a reduction in demand for healthcare services and the demand for our services may decline.

Since the healthcare regulatory landscape continues to evolve and because future legislative or administrative actions cannot be predicted, significant change or even prolonged uncertainty could negatively affect demand for our services, operating results and our overall business performance.

Our business depends heavily on the regulatory environment governing healthcare delivery, reimbursement, workforce requirements and insurance coverage. Federal and state governments regularly consider, adopt, revise, or rescind policies that affect healthcare providers, payers, and the broader healthcare labor market. These changes may include modifications to licensure or credentialing requirements, reimbursement methodologies, staffing mandates, scope‑of‑practice rules, worker classification standards, or federal payment programs. Uncertainty or shifts in administrative priorities, such as changes in enforcement guidance and regulatory interpretation can influence the financial condition and staffing needs of our clients, which in turn can impact demand for our staffing and workforce solutions.

Regulatory and Legal Risk Factors
Investigations, claims and legal proceedings alleging medical malpractice, anti-competitive conduct, violations of employment, privacy and wage regulations and other theories of liability asserted against us could subject us to substantial liabilities.

Like all employers, we must also comply with various laws and regulations relating to employment and pay practices and from time to time have been or may in the future be subject to individual, representative and class action lawsuits related to alleged wage and hour violations under California and Federal law. We are subject to possible claims alleging discrimination, sexual harassment and other similar activities in which we or our hospital and healthcare facility clients and their agents have allegedly engaged. We are also subject to examination of our payroll practices from various federal and state taxation authorities from time to time. While we believe that our employment and pay practices materially comply with relevant laws and regulations, interpretations of these laws change. Because of the nature of our business, the impact of these employment and payroll laws and regulations may have a more pronounced effect on our business. There is a risk that we could be subject to payment of significant additional wages, insurance and employment, and payroll-related taxes and sizeable statutory penalties negatively impacting our financial position, results of operations and cash flows. These laws and regulations may also impede our ability to grow the size and profitability of our operations. In addition, our involvement in these matters and any related adverse rulings may result in increased costs and expenses, cause us from time to time to significantly increase our legal accruals and/or modify our pay practices, all of which would likely have an adverse impact on our financial performance and profitability.

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

In our international nurse business, we recruit registered nurses from outside of the United States who rely on visas to be eligible to be placed or hired directly with healthcare facilities. Visa retrogression, where the date(s) that determine availability for applying for a visa are moved to a later date, has had and may in the future have a negative impact on our international nursing volumes. Additionally, other changes in immigration policy, laws and processes or uncertainty about such policies or uncertainty about enforcement of such policies could also negatively impact other aspects of our business, including demand for our Language Services business, and our financial performance.

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

The performance, reliability and security of our technology-enabled services, including our language interpretation services and SaaS-based technologies, such as AMN Language Services, ShiftWise Flex, Medefis, and b4health, our Event Management System and clinician facing app, AMN Passport, are critical to such offerings’ operations, reputation and ability to attract new clients and clinicians. Some of our clients rely on our SaaS-based technologies to perform certain of their operational functions. Accordingly, any degradation, errors, defects, disruptions or other performance problems with our SaaS-based technologies could damage our or our clients’ operations and reputations and negatively affect our business. If any of these problems occur, our clients may, among other things, terminate their agreements with us or make indemnification or other claims against us, which may also negatively affect us.

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
Security breaches, including cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, ransomware attacks, corrupting data, or causing operational disruption. In the ordinary course of our business, we collect and store sensitive data, such as our proprietary business information and that of our clients as well as personally identifiable information of our healthcare professionals and team members in our data centers, on our networks and in hosted SaaS-based solutions provided by third parties. Our employees and third-party vendors may also have access to, receive and use personal health information in the ordinary course of our business. The secure access to, processing, maintenance and transmission of this information is critical to our operations.

Despite our security measures and business controls, our information technology and infrastructure, including the third party SaaS-based technology in which we store personally identifiable information and other sensitive information of our healthcare professionals may be vulnerable to attacks by hackers, breached due to third-party vendor and/or employee error, malfeasance or other disruptions such as ransomware or subject to the inadvertent or intentional unauthorized release of information. The Company has experienced cyber threats resulting in immaterial cyber incidents and expects cyber threats to continue with varying levels of sophistication. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology and other security protocols may not provide sufficient protection, and as a result a security breach could compromise our networks and significant information about us, our employees, healthcare professionals, patients or clients may be accessed, disclosed, lost or stolen. In a situation such as ransomware attack, our access to critical business information and ability to conduct business may be interrupted or impaired. Further, unauthorized use or misuse of AI by the Company’s employees, vendors or others may result in system failures, disruption to business processes, potential misuse of proprietary confidential information, infringement on third-party rights, or disclosure of confidential Company and customer data. The Company’s use of AI may also lead to novel and urgent cybersecurity risks, including access to or the misuse of personal data.

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

Our success depends on the quality of our healthcare professionals and our ability to quickly and efficiently assist in obtaining licenses and privileges for our healthcare professionals. The speed with which our healthcare professionals can obtain the appropriate licenses, and we can credential them depends in part, on state licensing laws. Roughly 43 states are part of the Enhanced Nurse Compact and over 40 states are part of the Physical Therapy Licensure Compact and Interstate Medical Compact Acts. A decline or change in interstate compact laws can impact our business.

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

We maintain goodwill on our balance sheet, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets and intangible assets we acquired. We evaluate goodwill and intangible assets for impairment annually or when evidence of potential impairment exists, respectively. If we identify an impairment, we record a non-cash charge to earnings. During the year ended December 31, 2025, we recognized a goodwill impairment loss totaling $109.5 million and a long-lived assets impairment loss totaling $18.3 million . See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Goodwill and Identifiable Intangible Assets.” We may have additional impairment losses in connection with our periodic evaluation of our goodwill and intangible assets. In the event of further impairment, a non-cash impairment charge could have a material adverse effect on our results of operations and balance sheet.

Risk Factors Related to Our Indebtedness and Other Liabilities

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk to the extent of any variable rate debt.
As of December 31, 2025, our total indebtedness, net of unamortized fees and premium, equaled $767.1 million. Our amount of indebtedness could increase our vulnerability to adverse economic, industry or competitive developments, including:

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
In addition, the restrictive covenants in our credit agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Although we were in compliance with the financial ratios and financial condition tests set forth in our credit agreement on December 31, 2025, we cannot provide assurance that we will continue to be. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under our credit agreement (and our other debt instruments to the extent the default triggers a cross default provision) and, in the case of the revolver under our credit agreement, permit the lenders thereunder to cease making loans to us. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. Such action by the lenders could cause cross-defaults under our other debt instruments.
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

We maintain accruals related to legal matters, our captive insurance company and self-insured retentions for various lines of insurance coverage, including professional liability, employment practices, health insurance and workers’ compensation on our balance sheet. We determine the adequacy of our accruals by evaluating legal matters, our historical experience and trends, related to both insurance claims and payments, information provided to us by our insurance brokers, attorneys, third-party administrators and actuarial firms as well as industry experience and trends. If such information collectively indicates that our accruals are understated, we provide for additional accruals. A significant increase to these accruals would decrease our earnings.

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

AMN’s Privacy function, which reports up through our Chief Legal Officer, works collaboratively with the Information Security function to create and review policies, standards and processes. In addition to updating the Audit Committee, our Chief Legal Officer provides regular updates to the Corporate Governance and Compliance Committee, as well as other members of our senior management as appropriate.

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
Item 2.    Properties

We lease all of our properties, which consist of office-type facilities. We believe that our leased space is adequate for our current needs and that we can obtain adequate space to meet our foreseeable business needs. We have pledged substantially all of our leasehold interests to our lenders under our credit agreement to secure our obligations thereunder. We set forth below our principal leased office spaces as of December 31, 2025 together with our business segments that utilize them:

Location	Square Feet
Dallas, Texas (all segments)	92,420
San Diego, California (all segments)	50,519

See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Leases.”

Item 3.    Legal Proceedings
Information with respect to this item may be found in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (13), Commitments and Contingencies,” which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “AMN.” As of February 17, 2026, there were 14 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., which is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. Because such shares are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have without undue burden and expense.

During the fiscal year ended December 31, 2025, we did not sell any equity securities that were not registered under the Securities Act.

From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives and optimizing our capital structure. On November 1, 2016, the Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of December 31, 2025. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time. Additionally, we or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

During 2025, we did not repurchase any shares of our common stock. As of December 31, 2025, we have repurchased 12.6 million shares of our common stock at an average price of $89.04 per share excluding broker’s fees under the Company Repurchase Program, resulting in an aggregate purchase price of $1,123.3 million, excluding the effect of excise taxes, since 2016. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11)(b), Capital Stock—Treasury Stock.” All share repurchases to date were made under the Company Repurchase Program, which is the only repurchase program of the Company currently in effect.

We have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business, to pay down debt and potentially for share repurchases. Any future determination to pay dividends on common stock will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. In addition, our ability to declare and pay dividends on our common stock is subject to covenants restricting such actions in the instruments governing our debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement.”

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
 The graph below compares the total return on our common stock with the total return of (i) the Russell 2000 Index, and (ii) the S&P Healthcare Services Select Industry Index (“SPSIHP”), assuming an investment of $100 on December 31, 2020 in our common stock and the stocks comprising the Russell 2000 Index and the SPSIHP, respectively.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
AMN Healthcare Services, Inc.	100.00	179.24	150.65	109.71	35.05	23.09
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
SPSIHP	100.00	110.00	88.35	92.92	94.85	113.00

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
•Recent Trends
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. We help providers optimize their workforce to reduce complexity and increase efficiency. Our total talent solutions include vendor neutral and managed services programs (“MSP”), clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems (“VMS”), recruitment process outsourcing, language services, revenue cycle solutions, labor disruption and other services. Clients include acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools and many other healthcare settings.
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
Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders and executives for permanent placement and place interim leaders and executives across all healthcare settings. The interim healthcare leaders and executives we place are typically placed on contracts with assignment lengths ranging from a few days to one year.
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
For the year ended December 31, 2025, we recorded revenue of $2,730.4 million, as compared to $2,983.8 million for 2024. We recorded net loss of $(95.7) million for 2025, as compared to $(147.0) million for 2024. Nurse and allied solutions segment revenue comprised 60% and 61% of total consolidated revenue for the years ended December 31, 2025 and 2024, respectively. Physician and leadership solutions segment revenue comprised 26% and 24% of total consolidated revenue for the years ended December 31, 2025 and 2024, respectively. Technology and workforce solutions segment revenue comprised 14% and 15% of total consolidated revenue for the years ended December 31, 2025 and 2024, respectively. For a description of the services we provide under each of our business segments, please see, “Item 1. Business—Our Services.”
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
Over the last several years, we have worked to execute on our management strategies and intend to continue to do so in the future. As part of our long-term growth strategy to add value for our clients, healthcare professionals, and stockholders, we acquired MSI Systems Corp. and DrWanted.com LLC (together “MSDR”) on November 30, 2023. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions.”
On July 1, 2025, we completed the sale of our Smart Square healthcare scheduling software. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Sale of Disposal Group.”
We typically experience modest seasonal fluctuations during our fiscal year and they tend to vary among our business segments. These fluctuations can vary slightly in intensity from year to year. Over the past five years, these quarterly fluctuations have been muted in our consolidated results.
In states where healthcare professionals have union representation, clients value the Company’s ability to support them through labor disruption events. Strategic clients expect the Company to support them as part of the building long-term, mutually beneficial partnerships. Even if somewhat recurrent over the long term, labor disruption events are unpredictable and have driven spikes in demand and related financial outcomes when they happen.
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

Recent Trends
Demand across most of our businesses in the first quarter of 2025 was healthy with travel nurse showing a strong year-over-year increase. During the second quarter, uncertainty about government policy impacts appeared to place the healthcare sector in a more conservative stance with demand declining compared to the first quarter. In the third quarter, demand increased over the second quarter with our nurse business benefitting from strong winter orders but remained below prior year. In the fourth quarter, demand continued to increase throughout most of the quarter and ended above prior year. Full year demand for travel nurse was higher than prior year with favorable demand levels as we exited 2025. In allied staffing, demand in the fourth quarter increased sequentially, growing throughout the quarter, and was in line with prior year. Full year demand for allied staffing was also higher than prior year with favorable demand levels as we exited 2025. We experienced an increase in client requests for support with potential labor disruption events during 2025, primarily for nurse and allied staffing, and expect this trend to continue into next year.
Staffing volumes for our nurse and allied solutions segment in the fourth quarter were higher than prior quarter after sequential declines in the second and third quarters. The increase in staffing volume was due to strong winter orders and volume in travel nursing, seasonal growth in allied staffing for schools, and a return to modest growth of the international nurse business after nine quarters of decline. Additionally, we supported a significant labor disruption event in the fourth quarter which favorably impacted the segment’s revenue. Bill rates for the nurse and allied solutions segment in the fourth quarter were slightly higher than prior quarter and flat compared to prior year, indicating stabilization of market rates.
In our physician and leadership solutions segment, demand for our locum tenens staffing business in the fourth quarter increased from the prior quarter and was in line with the prior year. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Revenue per day filled increased in the fourth quarter as compared to both the prior year and prior quarter while days filled were lower compared to prior quarter and prior year. Demand in the fourth quarter for interim leadership was higher compared to prior year but lower sequentially. Demand for our search business was lower as compared to prior year and prior quarter. Both businesses have been impacted by healthcare organizations deferring hiring decisions or increasing insourcing.
In our technology and workforce solutions segment, our language services business experienced a seasonal drop in minutes sequentially in the fourth quarter, but minutes for the full year were higher than prior year. Ongoing pricing pressure for language services is expected due to increased market competition. Volumes and bill rates in our VMS business were both lower compared to the prior year and prior quarter.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of revenue. Our results of operations include three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. The acquisition and sale of disposal group during the three years ended December 31, 2025 impact the comparability of the results between the years presented. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Acquisitions and Note (3), Sale of Disposal Group.” Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Years Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.7	69.2	67.0
Gross profit	28.3	30.8	33.0
Selling, general and administrative	21.7	21.2	19.8
Depreciation and amortization	5.3	5.5	4.1
Gain on sale of disposal group	(1.4)	—	—
Goodwill impairment losses	4.0	7.5	—
Long-lived assets impairment loss	0.7	—	0.2
Income (loss) from operations	(2.0)	(3.4)	8.9
Interest expense, net, and other	1.7	2.4	1.4
Income (loss) before income taxes	(3.7)	(5.8)	7.5
Income tax expense (benefit)	(0.2)	(0.9)	1.9
Net income (loss)	(3.5)%	(4.9)%	5.6%

Comparison of Results for the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Revenue. Revenue decreased 8% to $2,730.4 million for 2025 from $2,983.8 million for 2024, attributable to a decline in organic revenue across our segments with the greatest decline in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands) Years Ended December 31,
	2025	2024
Nurse and allied solutions	$1,647,318	$1,815,718
Physician and leadership solutions	696,362	728,608
Technology and workforce solutions	386,749	439,455
	$2,730,429	$2,983,781

Nurse and allied solutions segment revenue decreased 9% to $1,647.3 million for 2025 from $1,815.7 million for 2024. The $168.4 million decrease was primarily attributable to a $240.1 million decline driven by a 14% decrease in the average number of travelers on assignment, a $32.0 million decline driven by a 2% decrease in the average bill rate, and a $14.4 million decline driven by a 1% decrease in average billable hours during the year ended December 31, 2025. The overall decrease was partially offset by a $127.9 million increase in labor disruption revenue.
Physician and leadership solutions segment revenue decreased 4% to $696.4 million for 2025 from $728.6 million for 2024. The $32.2 million decrease was attributable to lower revenue across all businesses within the segment. Revenue in our locum tenens business declined slightly during 2025 primarily due to a $42.9 million decline driven by an 8% decrease in the number of days filled, partially offset by a $41.7 million increase driven by an 8% increase in the revenue per day filled. Our interim leadership business experienced a decline of $21.8 million (or 19%) and our physician permanent placement and executive search businesses declined $9.3 million (or 20%) during 2025.
Technology and workforce solutions segment revenue decreased 12% to $386.7 million for 2025 from $439.5 million for 2024. The $52.7 million decrease was attributable to lower revenue across all businesses within the segment. Revenue for our VMS business declined $32.6 million (or 31%) due to lower staffing utilization on the platforms along with several client losses, and our outsourced solutions business declined $6.8 million (or 44%) primarily due to lower demand. Other technology business declined $9.8 million (or 53%) primarily due to the sale of our Smart Square healthcare scheduling software.
For 2025 and 2024, revenue under our MSP arrangements comprised approximately 48% and 45% of our consolidated revenue, 71% and 67% for nurse and allied solutions segment revenue, 18% and 15% for physician and leadership solutions segment revenue, and 3% and 3% of our technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, decreased 5% to $1,956.4 million for 2025 from $2,064.4 million for 2024. The $108.0 million decrease was primarily attributable to a decrease in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands) Years Ended December 31,
	2025	2024
Nurse and allied solutions	$1,269,045	$1,371,660
Physician and leadership solutions	504,503	511,959
Technology and workforce solutions	182,823	180,786
	$1,956,371	$2,064,405

The decrease in our nurse and allied solutions segment was primarily attributable to a $97.8 million decrease in provider pay package costs, including housing, travel and allowances, primarily due to the aforementioned decrease in the average number of travelers on assignment. The decrease in our physician and leadership solutions segment was primarily driven by a $14.5 million decrease in provider pay package costs in our interim leadership business, primarily due to aforementioned decline in demand, partially offset by a $7.3 million increase in provider pay package costs in our locum tenens business. The increase in our technology and workforce solutions segment was primarily due to higher interpreter minutes for our language services business partially offset by the sale of our Smart Square healthcare scheduling software.

Gross Profit. Gross profit decreased 16% to $774.1 million for 2025 from $919.4 million for 2024, representing gross margins of 28.3% and 30.8%, respectively. The decline in consolidated gross margin for the year ended December 31, 2025 was primarily due to (1) lower margins in our nurse and allied solutions and physician and leadership solutions segments driven by compression in clinician pay packages, including housing, travel and allowances and (2) a lower margin in our technology and workforce solutions segment primarily due to pricing pressure for our language services business due to increased market competition and a shift in sales mix resulting from reduced revenue in our higher-margin VMS business and the sale of our Smart Square healthcare scheduling software. The overall decline was partially offset by a change in sales mix resulting from lower revenue in our nurse and allied solutions segment. Gross margin by reportable segment for 2025 and 2024 was 23.0% and 24.5% for nurse and allied solutions, 27.6% and 29.7% for physician and leadership solutions, and 52.7% and 58.9% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands) Years Ended December 31,
	2025	2024
Nurse and allied solutions	$378,273	$444,058
Physician and leadership solutions	191,859	216,649
Technology and workforce solutions	203,926	258,669
	$774,058	$919,376

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $593.0 million, representing 21.7% of revenue, for 2025, as compared to $632.5 million, representing 21.2% of revenue, for 2024. The decrease in SG&A expenses was primarily due to $37.2 million of lower employee compensation and benefits (inclusive of share-based compensation) in response to the lower revenue. The year-over-year decrease was partially offset by a $12.3 million year-over-year increase due to a $10.5 million unfavorable actuarial-based increase in our professional liability reserves as compared to a $1.8 million favorable actuarial-based decrease in the same period in 2024. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands) Years Ended December 31,
	2025	2024
Nurse and allied solutions	$252,307	$270,467
Physician and leadership solutions	135,263	137,600
Technology and workforce solutions	86,413	91,590
Unallocated corporate overhead	88,356	109,515
Share-based compensation	30,683	23,317
	$593,022	$632,489
Depreciation and Amortization Expenses. Amortization expense decreased 16% to $78.0 million for 2025 from $92.8 million for 2024, primarily attributable to having more intangible assets fully amortized during the year ended December 31, 2025. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 6% to $69.8 million for 2025 from $74.3 million for 2024, primarily attributable to the mix of depreciable assets. Additionally, $8.7 million and $6.7 million of depreciation expense for our language services business is included in cost of revenue for 2025 and 2024, respectively.
Gain on Sale of Disposal Group. A gain on sale of disposal group of $(39.1) million was recognized during the year ended December 31, 2025. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), “Sale of Disposal Group.”
Goodwill Impairment Losses. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the year ended December 31, 2025 as compared to $123.3 million and $99.2 million in the nurse and allied solutions segment and physician and leadership solutions segment, respectively, during the year ended December 31, 2024. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Goodwill and Identifiable Intangible Assets.”
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the year ended December 31, 2025. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Goodwill and Identifiable Intangible Assets.”
Interest Expense, Net, and Other. Interest expense, net, and other, was $45.6 million for 2025 as compared to $69.9 million for 2024. The decrease was primarily due to (1) a lower average debt outstanding balance during 2025 and (2) a

$9.7 million loss related to the change in fair value of an equity investment during 2024. The decrease was partially offset by (1) the issuance of our 2031 Notes (as defined below in this Item 7) in October 2025. The proceeds from the issuance of the higher interest bearing senior notes were used to repay our 2027 Notes (as defined below in this Item 7) in the fourth quarter of 2025.
Income Tax Benefit. Income tax benefit was $(5.4) million for 2025 as compared to income tax benefit of $(25.6) million for 2024, reflecting effective income tax rates of 5% and 15% for these periods, respectively. The decrease in the effective income tax rate in 2025 was primarily attributable to tax expense of $4.2 million due to the goodwill disposal from the sale of our Smart Square healthcare scheduling software. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (8), Income Taxes, and Note (3), Sale of Disposal Group.”

Comparison of Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023
We describe in detail the comparison of results for the years ended December 31, 2024 and 2023 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Results for the Year Ended December 31, 2024 to the Year Ended December 31, 2023” of our 2024 Annual Report on Form 10-K.

Liquidity and Capital Resources

In summary, our cash flows were:

	(In Thousands)
	Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$269,457	$320,418	$372,165
Net cash provided by (used in) investing activities	4,302	(79,938)	(412,493)
Net cash provided by (used in) financing activities	(295,893)	(259,448)	10,729
Net decrease in cash, cash equivalents and restricted cash	$(22,134)	$(18,968)	$(29,599)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes. During the fourth quarter of 2025, we redeemed the entire outstanding $500.0 million aggregate principal amount of our 4.625% senior notes due 2027 (“the 2027 Notes”).
As of December 31, 2025, (1) $25.0 million was drawn with $404.8 million of available credit under the Senior Credit Facility (as defined below), (2) the aggregate principal amount of our 2029 Notes (as defined below) outstanding was $350.0 million, and (3) the aggregate principal amount of our 2031 Notes (as defined below) outstanding was $400.0 million. As of December 31, 2025, we were in compliance with the various covenants under our debt instruments. We describe in further detail our Amended Credit Agreement (as defined below), under which our Senior Credit Facility is governed, the 2029 Notes and the 2031 Notes in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement.”
As of December 31, 2025, the total of our contractual obligations under operating leases with initial terms in excess of one year was $42.3 million. We describe in further detail our operating lease arrangements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Leases.” We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (4), Fair Value Measurement, Note (7), Balance Sheet Details, Note (8), Income Taxes, and Note (13), Commitments and Contingencies.”
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

Operating Activities

Net cash provided by operating activities for 2025, 2024 and 2023 was $269.5 million, $320.4 million and $372.2 million, respectively. In the 2025 and 2024 periods, changes in accounts receivable and subcontractor receivables provided cash from operations of $71.6 million and $223.4 million, respectively, representing a reduction between periods of $151.9 million. The reduction in receivables was more significant in the prior year due to larger declines in revenue and associate vendor usage, as well as the timing of collections. In addition, net income (loss) excluding non-cash expenses decreased year over year by $66.1 million primarily due to a lower segment operating income across our business.

The overall decrease in net cash provided by operating activities was partially offset by (1) an increase in accounts payable and accrued expenses between periods of $134.3 million primarily due to payment of the legal settlement amount for the Clarke matter in the prior year and a smaller reduction in subcontractor payables in the current year as a result of a larger decline in associate vendor usage in the prior year and timing of payments, (2) an increase in deferred revenue between periods of $7.4 million primarily related to upfront consideration for labor disruption services, and (3) a decrease in income taxes receivable between periods of $7.2 million primarily due to a larger overpayment of estimated taxes in the prior year compared to the current year.

 Our Days Sales Outstanding (“DSO”) was 47 as of December 31, 2025, 55 days as of December 31, 2024, and 70 days as of December 31, 2023. Our consolidated results for the year ended December 31, 2023 included only one month of MSDR’s revenue, but our consolidated balance sheet included the full amount of MSDR’s accounts receivable. Excluding the acquisition of MSDR, our DSO was 66 days at December 31, 2023.

Investing Activities

Net cash provided by (used in) investing activities for 2025, 2024 and 2023 was $4.3 million, $(79.9) million and $(412.5) million, respectively. The year-over-year change from 2024 to 2025 in net cash provided by (used in) investing activities was primarily attributable to (1) proceeds from the sale of disposal group of $65.3 million in 2025, (2) a net purchase of investments of $25.4 million in 2025 as compared to net proceeds of investments of $7.7 million in 2024, and (3) $6.4 million of payments to fund the deferred compensation plan that were offset with $6.4 million of proceeds from settlements of company-owned life insurance policies in 2025 as compared to $8.4 million of payments in 2024. In addition, capital expenditures were $35.6 million, $80.9 million and $103.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our capital expenditures in recent years were primarily related to ongoing technology investments to support our tech-centric total talent solutions initiatives and to optimize our internal front and back-office systems.

Financing Activities

Net cash provided by (used in) financing activities for 2025, 2024 and 2023 was $(295.9) million, $(259.4) million and $10.7 million, respectively. Net cash used in financing activities for 2025 was primarily due to (1) the repayment of $500.0 million related to the redemption of the 2027 Notes, (2) repayments of $315.0 million under the Senior Credit Facility (as defined below), (3) $8.8 million of financing costs paid in connection with the Amended Credit Agreement (as defined below) and the issuance of the 2031 Notes (as defined below), and (4) $2.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by (1) proceeds received in connection with the issuance of the 2031 Notes of $400.0 million and (2) borrowings of $130.0 million under the Senior Credit Facility. Net cash used in financing activities for 2024 was primarily due to (1) repayments of $375.0 million under the Senior Credit Facility, (2) $4.8 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, and (3) $3.7 million in cash paid for excise tax on prior year share repurchases, partially offset by borrowings of $125.0 million under the Senior Credit Facility.

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

On October 6, 2025, the Company entered into the fifth amendment to the New Credit Agreement (the “Fifth Amendment”). The Fifth Amendment (together with the New Credit Agreement, the First Amendment, the Second

Amendment, the Third Amendment, and the Fourth Amendment collectively, the “Amended Credit Agreement”) provides for, among other things, the following: (i) an extension of the maturity date of the Senior Credit Facility to October 6, 2030, (ii) a decrease to the revolving commitments under the Senior Credit Facility to $450.0 million, and (iii) the revision of the Consolidated Net Leverage Ratio (as calculated in accordance with the amended credit agreement) to be no greater than 5.25 to 1.00 through March 31, 2027. Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. The terms of the Amended Credit Agreement, including maturity dates, payment and interest terms, are described in further detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement.”

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
6.500% Senior Notes Due 2031

On October 6, 2025, AMN Healthcare, Inc., a wholly owned subsidiary of AMN Healthcare Services, Inc. (the “Company”), completed the issuance of $400.0 million aggregate principal amount of 6.500% Senior Notes due 2031 (the “2031 Notes”). The 2031 Notes will mature on January 15, 2031. Interest on the 2031 Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2026.

At any time and from time to time on and after October 15, 2027, we will be entitled at our option to redeem all or a portion of the 2031 Notes upon not less than 10 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount on the redemption date) set forth below, plus accrued and unpaid interest, if any, to (but excluding) the redemption date (subject to the right of holders of record of the 2031 Notes on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve month period commencing on October 15, of the years set forth below:

Period	Redemption Price
2027	103.250%
2028	101.625%
2029 and thereafter	100.000%

At any time and from time to time prior to October 15, 2027 we may also redeem the 2031 Notes with the net cash proceeds of certain equity offerings in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2031 Notes issued, at a redemption price (expressed as a percentage of principal amount) of 106.500% of the principal amount thereof plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date.

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

The indenture governing the 2031 Notes contains covenants that, among other things, restrict our ability to:
•sell assets;
•pay dividends or make other distributions on capital stock, make payments in respect of subordinated indebtedness or make other restricted payments;
•make certain investments;
•incur or guarantee additional indebtedness or issue preferred stock;
•create certain liens;
•enter into agreements that restrict dividends or other payments to us;
•consolidate, merge or transfer all or substantially all of their assets;
•engage in transactions with affiliates; and
•create unrestricted subsidiaries.

These covenants are subject to a number of important exceptions and qualifications. The indenture governing the 2031 Notes contains affirmative covenants and events of default that are customary for indentures governing high yield securities.
The 2031 Notes and the guarantees are not subject to any registration rights agreement.

We used the proceeds from the 2031 Notes, together with borrowings under the Senior Credit Facility and cash generated from operations, (1) to redeem all of our outstanding $500.0 million aggregate principal amount of our 2027 Notes on October 22, 2025, including all accrued and unpaid interest on the 2027 Notes and (2) paid fees and expenses related to the transactions.
Letters of Credit

As of December 31, 2025, we maintained outstanding standby letters of credit totaling $20.8 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.8 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.2 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2024 totaled $20.9 million.

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

In accordance with accounting guidance on goodwill and other intangible assets, we perform an annual impairment analysis to assess the recoverability of goodwill and indefinite-lived intangible assets. We assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and income approaches. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Valuation techniques consistent with the market approach and income approach are used to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We perform our annual impairment test on October 31 of each year. As of December 31, 2025, we do not have any indefinite-lived intangible assets.

During the second quarter of 2025, we performed a quantitative impairment test of our goodwill as of May 31, 2025 and determined that the estimated fair value of the physician and leadership solutions reporting unit was below its respective carrying amount. As a result, we recognized a goodwill impairment loss of $109.5 million in the consolidated financial statements during the second quarter of 2025. In addition, a quantitative test was performed for our technology and workforce solutions reporting unit to allocate a portion of the goodwill fair value balance to the disposal group that was held for sale during the second quarter of 2025. There was no impairment required for the technology and workforce solutions reporting unit as the estimated fair value of the reporting unit exceeded its carrying amount. A quantitative impairment test for our nurse and allied solutions reporting unit was not performed during the second quarter of 2025.

We consider the following assumptions used in the income approach to be significant assumptions in estimating the fair value of our reporting units: revenue growth rates and weighted-average cost of capital.

Under the income approach, the discounted cash flow method uses estimated future cash flows, including revenue growth rates, based on our internal forecasts, which are estimated considering our historical experience, expectations of future business performance, and assessment of current and future market conditions. Keeping all other assumptions constant, a change in the projected revenue growth over the forecast period of 50 basis points would have increased or reduced the goodwill impairment loss recognized in the second quarter of 2025 by approximately 4%.

In the discounted cash flow method, each reporting unit’s estimated future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital (WACC), which represents the after-tax rate of return required by a market participant, which is based on observed market return data and company-specific risk factors. The Company engaged a third-party valuation specialist to assist in the determination of the WACC, which ranged from 12.5% to 13.0% for our reporting units in the second quarter impairment test. Keeping all other assumptions constant, a change in WACC of 50 basis points would have increased or reduced the goodwill impairment loss by approximately 9%.

In addition, we performed our annual impairment test of goodwill as of October 31, 2025, using a quantitative assessment for each of our three reporting units. The quantitative assessment concluded that no goodwill impairment existed for the three reporting units as the estimated fair values of the reporting units exceeded their respective carrying amounts.

Similarly, we considered revenue growth rates and WACC to be significant assumptions used in the income approach in estimating the fair value of our reporting units. Keeping all other assumptions constant, a change in the projected revenue growth over the forecast period of 50 basis points would have increased or reduced the excess fair value over the carrying value by approximately 2% for the nurse and allied solutions reporting unit, approximately 1% for the physician and leadership solutions reporting unit, and approximately 8% for the technology and workforce solutions reporting unit. The Company engaged a third-party valuation specialist to assist in the determination of the WACC, which ranged from 11.0% to 14.0% for our reporting units in the most recent impairment test. Keeping all other assumptions constant, a change in WACC of 50 basis points would have increased or reduced the excess fair value over the carrying value by approximately 15% for the nurse and allied solutions reporting unit, approximately 14% for the physician and leadership solutions reporting unit, and approximately 23% for the technology and workforce solutions reporting unit.

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

Although the accounting guidance does not require impairment testing of long-lived assets in a reporting unit that is tested for goodwill impairment, we assess whether the related circumstances result in evidence that the carrying amounts of our long-lived assets may not be recoverable. As such, prior to the quantitative impairment test of our goodwill as of May 31, 2025, we determined the carrying amounts of the customer relationships intangible assets of the revenue cycle solutions business (within the nurse and allied solutions segment) was not recoverable. As a result, we recognized an impairment loss on the customer relationships intangible assets of $18.3 million during the second quarter of 2025. Keeping all other assumptions constant, a change in WACC and projected revenue growth of 50 basis points would have increased or reduced the impairment loss by approximately 3% and 1%, respectively.

Prior to the quantitative impairment test of our goodwill as of October 31, 2025, we evaluated the recoverability of the carrying amounts of asset groups within the nurse and allied solutions and physician and leadership solutions reporting units and determined that the undiscounted cash flows for all the asset groups tested were above their respective carrying amounts. Therefore, no impairment loss on our long-lived assets was recognized.

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

Professional Liability Reserve

We determine the adequacy of our accrual for professional liability by evaluating our historical experience and trends, loss reserves established by our insurance carriers, management and third-party administrators, and our independent actuarial studies. We obtain actuarial studies on a semi-annual basis to assist us in determining the adequacy of our accrual. For periods between the actuarial studies, we record accruals based on loss rates provided in the most recent actuarial study and management’s review of loss history. Expense recognized for accruals (inclusive of actuarial-based adjustments) was $18.9 million, $7.8 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Our accrual for professional liability includes provisions for estimated incurred but not yet reported (“IBNR”) losses and known claims (“case reserves”), as well as losses covered by excess insurance carriers (“excess liability”). The following table presents the case reserves, IBNR losses and excess liability as estimated by the most recently obtained actuarial study that make up our accrual for professional liability as of December 31, 2025 and 2024:

	(In Thousands)
	December 31,
	2025	2024
Case reserves (1)	$17,735	$11,590
IBNR losses (1)	23,586	21,823
Excess liability (2)	12,618	13,289
Total accrual	$53,939	$46,702

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

We believe that the amount or estimable range of reasonably possible loss beyond the accruals that we have established, will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows with respect to loss contingencies for legal and other contingencies as of December 31, 2025. However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period, could be materially adversely affected.

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The guidance requires public entities to disclose, in the notes to the financial statement, a disaggregation of certain expense categories that are included within the line items presented on the face of income statements, on an annual and interim basis. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The guidance provides a practical expedient and an accounting policy election when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. An entity is allowed to assume the remaining life of an asset unchanged at the balance sheet date. This standard is effective on a prospective basis for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The new guidance removed prescriptive and sequential software development stages, requires public entities to capitalize internal-use software costs with management authorization and allows the probability that the software will be completed and used for its intended function. This standard is effective on a prospective basis for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The amendment of current guidance provides further clarity about the current interim disclosure requirements. This standard is effective on either a prospective or retrospective basis for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
There have been no other new accounting pronouncements issued but not yet adopted that are expected to materially affect our consolidated financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. During 2025, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our consolidated financial statements for 2025. A 100 basis point change in interest rates as of December 31, 2025 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.

During 2025, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AMN Healthcare Services, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Professional liability reserve
As discussed in Notes 1(l) and 7 to the consolidated financial statements, the Company determines their professional liability accrual by evaluating historical experience, trends, loss reserves, and actuarial studies. As of December 31, 2025, the Company recorded professional liability reserves totaling $53,939 thousand.
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
Goodwill impairment assessments
As discussed in Note 5 to the consolidated financial statements, the goodwill balance as of December 31, 2025 was $755,809 thousand. As discussed in Note 1(j) to the consolidated financial statements, the Company assesses goodwill for its reporting units on an annual basis as of October 31, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company estimates the fair value of its reporting units using the income and market approaches. If the carrying value exceeds the fair value, an impairment loss is recorded. Due to recent declines in forecasted revenue and earnings, the Company performed a quantitative goodwill impairment test as of May 31, 2025 for the physician and leadership solutions reporting unit and recorded an impairment of $109,515 thousand. The Company performed its annual goodwill impairment test as of October 31, 2025 for each of their reporting units. As the fair values of each reporting unit exceeded the carrying values, no further impairment was recorded as a result of the annual impairment test for the year ended December 31, 2025.
We identified the assessment of the recoverability of the carrying value of goodwill for the physician and leadership solutions reporting unit in the interim goodwill impairment test and each reporting unit in the annual goodwill impairment test as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the forecasted revenue growth rates and discount rates assumptions used to determine the fair value of the reporting units. Changes to these assumptions could have a significant effect on the Company’s assessment of the carrying value of goodwill. Additionally, the audit effort associated with the evaluation of the discount rates required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to the selection of the forecasted revenue growth rates and the discount rates used to determine the fair value of the reporting units. We evaluated the reasonableness of the forecasted revenue growth rates by comparing them against historical results of the reporting units and industry analyst projections. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the Company’s discount rates by 1) comparing management’s inputs to the discount rates to publicly available market data for comparable entities and assessing the resulting discount rates, and 2) testing the estimate of the reporting units’ fair values using the reporting units’ cash flow assumptions and discount rates, and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

San Diego, California
February 19, 2026

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$33,972	$10,649
Accounts receivable, net of allowances of $16,580 and $32,421 at December 31, 2025 and 2024, respectively	382,560	437,817
Accounts receivable, subcontractor	48,041	70,481
Prepaid expenses	20,868	22,510
Other current assets	59,935	53,458
Total current assets	545,376	594,915
Restricted cash, cash equivalents and investments	45,606	71,840
Fixed assets, net of accumulated depreciation of $414,797 and $360,795 at December 31, 2025 and 2024, respectively	136,361	186,270
Other assets	282,552	258,053
Deferred income taxes, net	44,877	25,829
Goodwill	755,809	897,456
Intangible assets, net of accumulated amortization of $561,590 and $534,822 at December 31, 2025 and 2024, respectively	283,526	381,364
Total assets	$2,094,107	$2,415,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,968	$184,311
Accrued compensation and benefits	298,837	287,544
Other current liabilities	116,809	73,930
Total current liabilities	577,614	545,785
Revolving credit facility	25,000	210,000
Notes payable, net of unamortized fees and premium	742,053	845,872
Other long-term liabilities	107,334	107,450
Total liabilities	1,452,001	1,709,107
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 51,054 issued and 38,441 outstanding at December 31, 2025 and 50,692 issued and 38,079 outstanding at December 31, 2024	511	507
Additional paid-in capital	559,346	528,471
Treasury stock, at cost; 12,613 shares at December 31, 2025 and 2024	(1,127,043)	(1,127,043)
Retained earnings	1,208,994	1,304,696
Accumulated other comprehensive income (loss)	298	(11)
Total stockholders’ equity	642,106	706,620
Total liabilities and stockholders’ equity	$2,094,107	$2,415,727
See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue	$2,730,429	$2,983,781	$3,789,254
Cost of revenue	1,956,371	2,064,405	2,539,673
Gross profit	774,058	919,376	1,249,581
Operating expenses:
Selling, general and administrative	593,022	632,489	748,436
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	147,869	167,103	154,914
Gain on sale of disposal group	(39,138)	—	—
Goodwill impairment losses	109,515	222,457	—
Long-lived assets impairment losses	18,262	—	7,802
Total operating expenses	829,530	1,022,049	911,152
Income (loss) from operations	(55,472)	(102,673)	338,429
Interest expense, net, and other	45,591	69,901	54,140
Income (loss) before income taxes	(101,063)	(172,574)	284,289
Income tax expense (benefit)	(5,361)	(25,595)	73,610
Net income (loss)	$(95,702)	$(146,979)	$210,679

Other comprehensive income:
Unrealized gains on available-for-sale securities, net, and other	309	412	516
Other comprehensive income	309	412	516

Comprehensive income (loss)	$(95,393)	$(146,567)	$211,195

Net income (loss) per common share:
Basic	$(2.48)	$(3.85)	$5.38
Diluted	$(2.48)	$(3.85)	$5.36
Weighted average common shares outstanding:
Basic	38,521	38,188	39,173
Diluted	38,521	38,188	39,341

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2022	50,109	$501	$501,674	(8,230)	$(698,598)	$1,240,996	$(939)	$1,043,634
Repurchase of common stock	—	—	—	(4,383)	(428,445)	—	—	(428,445)
Equity awards vested, net of shares withheld for taxes	314	3	(13,151)	—	—	—	—	(13,148)
Share-based compensation	—	—	18,020	—	—	—	—	18,020
Comprehensive income	—	—	—	—	—	210,679	516	211,195
Balance, December 31, 2023	50,423	$504	$506,543	(12,613)	$(1,127,043)	$1,451,675	$(423)	$831,256
Equity awards vested, net of shares withheld for taxes	191	2	(4,776)	—	—	—	—	(4,774)
Shares purchased and issued under employee stock purchase plan	78	1	3,387	—	—	—	—	3,388
Share-based compensation	—	—	23,317	—	—	—	—	23,317
Comprehensive income (loss)	—	—	—	—	—	(146,979)	412	(146,567)
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	239	3	(2,096)	—	—	—	—	(2,093)
Shares purchased and issued under employee stock purchase plan	123	1	2,288	—	—	—	—	2,289
Share-based compensation	—	—	30,683	—	—	—	—	30,683
Comprehensive income (loss)	—	—	—	—	—	(95,702)	309	(95,393)
Balance, December 31, 2025	51,054	$511	$559,346	(12,613)	$(1,127,043)	$1,208,994	$298	$642,106

See accompanying notes to consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(95,702)	$(146,979)	$210,679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	156,600	173,779	160,927
Non-cash interest expense and other	2,610	11,910	8,821
Write-off of fees on credit facilities and senior notes	1,156	—	—
Change in fair value of contingent consideration liabilities	—	—	2,430
Increase in allowance for credit losses and sales credits	2,481	3,296	23,913
Provision for deferred income taxes	(19,549)	(51,067)	(12,933)
Share-based compensation	30,683	23,317	18,020
Net loss (gain) on deferred compensation balances	2,285	(1,225)	465
Goodwill impairment losses	109,515	222,457	—
Loss on disposal or impairment of long-lived assets	18,298	65	8,053
Gain on sale of disposal group	(39,138)	—	—
Net loss (gain) on investments in available-for-sale securities	(106)	200	302
Non-cash lease expense	(708)	(1,244)	1,619
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	49,133	176,227	70,033
Accounts receivable, subcontractor	22,440	47,222	151,023
Income taxes receivable	3,177	(4,012)	3,793
Prepaid expenses	1,545	(1,976)	(1,542)
Other current assets	(3,010)	(8,530)	4,197
Other assets	4,865	87	(3,177)
Accounts payable and accrued expenses	(20,572)	(154,890)	(183,517)
Accrued compensation and benefits	(12,044)	(11,310)	(80,135)
Other liabilities	49,482	44,431	(10,248)
Deferred revenue	6,016	(1,340)	(558)
Net cash provided by operating activities	269,457	320,418	372,165
Cash flows from investing activities:
Purchase and development of fixed assets	(35,629)	(80,891)	(103,687)
Purchase of investments	(36,148)	(1,383)	—
Proceeds from sale and maturity of investments	10,778	9,099	9,894
Proceeds from sale of disposal group	65,279	—	—
Proceeds from sale of equity investment	—	—	77
Payments to fund deferred compensation plan	(6,376)	(8,412)	(24,902)
Proceeds from settlements of company-owned life insurance policies	6,398	—	—
Cash paid for acquisitions, net of cash and restricted cash received	—	—	(292,175)
Cash paid for other intangibles	—	—	(1,700)
Cash received for working capital settlement of prior year acquisition	—	1,649	—
Net cash provided by (used in) investing activities	4,302	(79,938)	(412,493)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Payments on revolving credit facility	(315,000)	(375,000)	(355,000)
Proceeds from revolving credit facility	130,000	125,000	815,000
Proceeds from senior notes	400,000	—	—
Redemption of senior notes	(500,000)	—	—
Payments on loans payable	—	—	(300)
Repurchase of common stock (1)	—	—	(424,744)
Payment of excise tax on share repurchases	—	(3,701)	—
Payment of financing costs	(8,800)	(973)	(3,579)
Earn-out payments to settle contingent consideration liabilities for prior acquisitions	—	—	(7,500)
Cash paid for shares withheld for taxes	(2,093)	(4,774)	(13,148)
Net cash provided by (used in) financing activities	(295,893)	(259,448)	10,729
Net decrease in cash, cash equivalents and restricted cash	(22,134)	(18,968)	(29,599)
Cash, cash equivalents and restricted cash at beginning of year	89,305	108,273	137,872
Cash, cash equivalents and restricted cash at end of year	$67,171	$89,305	$108,273

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,424	$10,354	$9,311
Cash paid for interest (net of $229, $606 and $1,229 capitalized in 2025, 2024 and 2023, respectively)	$45,106	$61,034	$48,101
Cash paid for income taxes	$7,848	$28,152	$78,256
Acquisitions:
Fair value of tangible assets acquired in acquisitions, net of cash and restricted cash received	$—	$—	$48,941
Goodwill	—	—	175,770
Intangible assets	—	—	92,000
Liabilities assumed	—	—	(24,536)
Net cash paid for acquisitions	$—	$—	$292,175
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,519	$3,198	$8,130
Excise tax payable on share repurchases	$—	$—	$3,701
Right-of-use assets obtained in exchange for operating lease liabilities	$1,348	$5,043	$36,560
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
December 31, 2025, 2024 and 2023
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

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include currency on hand, deposits with financial institutions, money market funds, and other highly liquid investments. See Note (4), “Fair Value Measurement” for additional information.

(g) Restricted Cash, Cash Equivalents and Investments

Restricted cash, cash equivalents and investments primarily include cash, corporate bonds and commercial paper that serve as collateral for the Company’s captive insurance subsidiary claim payments. See Note (4), “Fair Value Measurement” for additional information.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets and related notes to the amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$33,972	$10,649
Restricted cash and cash equivalents (included in other current assets)	21,628	14,984
Restricted cash, cash equivalents and investments	45,606	71,840
Total cash, cash equivalents and restricted cash and investments	101,206	97,473
Less restricted investments	(34,035)	(8,168)
Total cash, cash equivalents and restricted cash	$67,171	$89,305
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

(j) Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment at the reporting unit level and whenever circumstances occur indicating that goodwill may be impaired. The Company may first perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. If a reporting unit does not pass the qualitative assessment, then the Company performs a quantitative test in which the reporting unit’s carrying amount is compared to its fair value. The amount by which the carrying amount of the goodwill exceeds its fair value is recognized as an impairment loss. See Note (4), “Fair Value Measurement” for additional information.

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
The Company’s customers are primarily billed as services are rendered. Any fees billed in advance of being earned are recorded as deferred revenue. For labor disruption engagements, customer deposits received in advance of service delivery are recorded as contract liabilities within client deposits. Revenue is recognized over time as staffing and related services are provided during the strike or crisis event. Upon completion of the event, actual labor and costs are reconciled to amounts billed, resulting in either a refund to the customer from the remaining contract liability or an incremental invoice for any remaining amounts due.
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
The following table provides a reconciliation of activity in the allowance for expected credit losses for accounts receivable:

	2025	2024
Balance as of January 1,	$32,421	$32,233
Provision for expected credit losses	3,887	6,549
Amounts written off charged against the allowance	(19,637)	(6,361)
Allowance for credit losses in sale of disposal group (1)	(91)	—
Balance as of December 31,	$16,580	$32,421

(1) See Note (3), “Sale of Disposal Group” for additional information regarding the assets disposed of by sale.

The increase in write-offs reflects the resolution of accounts receivable from one significant customer and several smaller customers, all of which had previously been captured in the allowance for credit losses.
(o) Concentration of Credit Risk

The majority of the Company’s business activity is with hospitals located throughout the United States. Credit is extended based on the evaluation of each entity’s financial condition. One customer primarily within the Company’s nurse and allied solutions segment comprised approximately 22%, 16% and 17% of the consolidated revenue of the Company for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s cash and cash equivalents and restricted cash, cash equivalents and investments accounts are financial instruments that are exposed to concentration of credit risk. The Company maintains most of its cash, cash equivalents and investment balances (both unrestricted and restricted) with high-credit quality and federally insured institutions. However, cash equivalents and restricted cash equivalents and investment balances may be invested in non-federally insured money market funds, commercial paper and corporate bonds. As of December 31, 2025 and 2024, there were $101,206 and $97,473, respectively, of cash, cash equivalents and restricted cash, cash equivalents and investments, a portion of which was invested in non-federally insured commercial paper and corporate bonds. See Note (4), “Fair Value Measurement,” for additional information.

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

(q) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents and restricted cash equivalents and investments approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. The fair value of the Company’s equity investment is measured using observable prices for identical or similar investments of the same issuer when such transactions are identified, which is more fully described in Note (4), “Fair Value Measurement.” As it relates to the Company’s 2029 Notes and 2031 Notes (as defined in Note (9) and Note (4), respectively, below), fair value disclosure is detailed in Note (4), “Fair Value Measurement.” See Note (9) “Notes Payable and Credit Agreement,” for additional information. The fair value of the Company’s long-term self-insurance accruals cannot be estimated because the Company cannot reasonably determine the timing of future payments.

(r) Share-Based Compensation

The Company accounts for its share-based employee compensation plans by expensing the estimated fair value of share-based awards on a straight-line basis over the requisite employee service period, which typically is the vesting period, except for awards granted to retirement-eligible employees, which are expensed on an accelerated basis. Restricted stock units (“RSUs”) typically vest over a three-year period. Share-based compensation cost of RSUs is measured by the market value of the Company’s common stock on the date of grant, and the Company records share-based compensation expense only for those awards that are expected to vest. Performance restricted stock units (“PRSUs”) primarily consist of PRSUs that contain performance conditions dependent on defined targets of the Company’s adjusted EBITDA, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured by the market value of the Company’s common stock on the date of grant, and the amount recognized is adjusted for estimated achievement of the performance conditions. A limited amount of PRSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, typically with a range of 0% to 175% (and certain awards with a range of 0% to 200%) of the target amount granted to be issued under the award. Share-based compensation cost for these PRSUs is measured using the Monte-Carlo simulation valuation model and is not typically adjusted for the achievement, or lack thereof, of the market conditions. Share-based compensation cost for purchase rights granted under the Company’s employee stock purchase plan is measured using the Black-Scholes model and the related employee contributions are included in accrued compensation and benefits in the consolidated balance sheets. See Note (12), “Share-Based Compensation,” for additional information.

(s) Net Income (Loss) per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2025, 2024 and 2023, respectively:

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(95,702)	$(146,979)	$210,679

Net income (loss) per common share - basic	$(2.48)	$(3.85)	$5.38
Net income (loss) per common share - diluted	$(2.48)	$(3.85)	$5.36

Weighted average common shares outstanding - basic	38,521	38,188	39,173
Plus dilutive effect of potential common shares	—	—	168
Weighted average common shares outstanding - diluted	38,521	38,188	39,341

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	88	85	88
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
Beginning this year, the Company revised its corporate resource allocation methodology to better match actual consumption by reportable segments, which affects the measurement of segment operating income used by the CODM. Based on management’s estimates, the change did not have a material impact on segment operating income.

The following tables provide reconciliations of revenue, gross profit and operating income by reportable segment to consolidated results and were derived from each segment’s internal financial information as used for corporate management purposes. Segment operating income represents income (loss) before income taxes plus depreciation, amortization of intangible assets, share-based compensation, gain on sale of disposal group, impairment losses for goodwill and long-lived assets, interest expense, net, and other, and unallocated corporate overhead.

	Year Ended December 31, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,647,318	$696,362	$386,749	$2,730,429
Cost of revenue	1,269,045	504,503	182,823	1,956,371
Gross profit	378,273	191,859	203,926	774,058
Segment selling, general and administrative expenses	252,307	135,263	86,413	473,983
Depreciation (included in cost of revenue)	—	—	(8,731)	(8,731)
Segment operating income	$125,966	$56,596	$126,244	308,806
Unallocated corporate overhead				88,356
Depreciation and amortization				147,869
Depreciation (included in cost of revenue)				8,731
Share-based compensation				30,683
Gain on sale of disposal group				(39,138)
Goodwill impairment losses				109,515
Long-lived assets impairment losses				18,262
Interest expense, net, and other				45,591
Loss before income taxes				$(101,063)

	Year Ended December 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,815,718	$728,608	$439,455	$2,983,781
Cost of revenue	1,371,660	511,959	180,786	2,064,405
Gross profit	444,058	216,649	258,669	919,376
Segment selling, general and administrative expenses	270,467	137,600	91,590	499,657
Depreciation (included in cost of revenue)	—	—	(6,676)	(6,676)
Segment operating income	$173,591	$79,049	$173,755	426,395
Unallocated corporate overhead				109,515
Depreciation and amortization				167,103
Depreciation (included in cost of revenue)				6,676
Share-based compensation				23,317
Goodwill impairment losses				222,457
Interest expense, net, and other				69,901
Loss before income taxes				$(172,574)

	Year Ended December 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$2,624,509	$669,701	$495,044	$3,789,254
Cost of revenue	1,932,099	440,230	167,344	2,539,673
Gross profit	692,410	229,471	327,700	1,249,581
Segment selling, general and administrative expenses	330,252	134,505	118,977	583,734
Depreciation (included in cost of revenue)	—	—	(6,013)	(6,013)
Segment operating income	$362,158	$94,966	$214,736	671,860
Unallocated corporate overhead				146,682
Depreciation and amortization				154,914
Depreciation (included in cost of revenue)				6,013
Share-based compensation				18,020
Long-lived assets impairment losses				7,802
Interest expense, net, and other				54,140
Income before income taxes				$284,289

The following tables present the Company’s revenue disaggregated by service type:

	Year Ended December 31, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$827,677	$—	$—	$827,677
Labor disruption services	191,190	—	—	191,190
Local staffing	36,811	—	—	36,811
Allied staffing	582,318	—	—	582,318
Locum tenens staffing	—	565,169	—	565,169
Interim leadership staffing	—	93,917	—	93,917
Temporary staffing	1,637,996	659,086	—	2,297,082
Permanent placement (1)	9,322	37,276	—	46,598
Language services	—	—	295,514	295,514
Vendor management systems	—	—	71,673	71,673
Other technologies	—	—	8,677	8,677
Technology-enabled services	—	—	375,864	375,864
Talent planning and acquisition	—	—	10,885	10,885
Total revenue	$1,647,318	$696,362	$386,749	$2,730,429

	Year Ended December 31, 2024
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,084,398	$—	$—	$1,084,398
Labor disruption services	63,316	—	—	63,316
Local staffing	45,517	—	—	45,517
Allied staffing	610,661	—	—	610,661
Locum tenens staffing	—	566,351	—	566,351
Interim leadership staffing	—	115,672	—	115,672
Temporary staffing	1,803,892	682,023	—	2,485,915
Permanent placement (1)	11,826	46,585	—	58,411
Language services	—	—	298,241	298,241
Vendor management systems	—	—	104,277	104,277
Other technologies	—	—	18,505	18,505
Technology-enabled services	—	—	421,023	421,023
Talent planning and acquisition	—	—	18,432	18,432
Total revenue	$1,815,718	$728,608	$439,455	$2,983,781

	Year Ended December 31, 2023
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$1,806,653	$—	$—	$1,806,653
Labor disruption services	13,303	—	—	13,303
Local staffing	76,553	—	—	76,553
Allied staffing	709,632	—	—	709,632
Locum tenens staffing	—	464,797	—	464,797
Interim leadership staffing	—	136,953	—	136,953
Temporary staffing	2,606,141	601,750	—	3,207,891
Permanent placement (1)	18,368	67,951	—	86,319
Language services	—	—	260,121	260,121
Vendor management systems	—	—	169,370	169,370
Other technologies	—	—	20,235	20,235
Technology-enabled services	—	—	449,726	449,726
Talent planning and acquisition	—	—	45,318	45,318
Total revenue	$2,624,509	$669,701	$495,044	$3,789,254
(1) Includes revenue from international nurse permanent placement, physician permanent placement, and executive search.

The following table presents the Company’s international nurse revenue by service type:

	Years Ended December 31,
	2025	2024	2023
International nurse staffing (1)	$119,772	$165,875	$208,132
International nurse permanent placement (2)	9,322	11,826	18,368
Total international nurse revenue	$129,094	$177,701	$226,500
(1) Included in “Travel nurse staffing” as presented in the preceding tables.
(2) Included in “Permanent placement” as presented in the preceding tables.

(u) Reclassifications

To conform to the current year presentation, certain reclassifications have been made to prior year amounts in the consolidated statements of comprehensive income (loss) and accompanying notes - Note (1)(t) “Summary of Significant Accounting Policies - Segment Information” and Note (7), “Balance Sheet Details”.

(v) Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregation of the rate reconciliation and additional information on income taxes paid disaggregated by jurisdiction. The Company adopted this standard on a retrospective basis for the year ended December 31, 2025. See Note (8), “Income Taxes” for the new disclosure requirements. The adoption of this standard did not have a material impact on our consolidated financial statements.
(2) Acquisitions
The Company accounted for the acquisition set forth below using the acquisition method of accounting. Accordingly, the Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Since the date of acquisition, the Company has revised the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on analysis of information that has been made available through December 31, 2025 or the end of the one-year measurement period, whichever is earlier. The goodwill recognized for the acquisition is attributable to expected growth as the Company leverages its brand and diversifies its services offered to clients, including potential revenue growth and margin expansion. The Company recognizes acquisition-related costs in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). For the acquisition, the Company did not incur any material acquisition-related costs.
MSDR Acquisition
On November 30, 2023, the Company completed its acquisition of MSI Systems Corp. and DrWanted.com LLC (together, “MSDR”), two healthcare staffing companies that specialize in locum tenens and advanced practice. The initial purchase price of $292,818 consisted entirely of cash consideration paid upon acquisition. The acquisition was funded through borrowings under the Company’s secured revolving credit facility, which had total commitments of $750,000 at the time of the acquisition (the “Senior Credit Facility”), provided for under the Amended Credit Agreement (as defined in Note (9) below). The results of MSDR have been included in the Company’s physician and leadership solutions segment since the date of acquisition. During the second quarter of 2024, $1,649 was returned to the Company in respect of the final working capital settlement.
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
	$92,000

(3) Sale of Disposal Group

On July 1, 2025, the Company completed the sale of its Smart Square healthcare scheduling software, a service offering of the Company’s workforce optimization business within its technology and workforce solutions segment. As a result of the sale, the Company received cash consideration of $65,320 and is owed a 9.000% promissory note of $10,000 (the “2027 Note Receivable”) payable on January 1, 2027. During the year ended December 31, 2025, the Company recognized a net gain of $39,138 as a result of the sale, which includes a $42 final working capital settlement that was paid by the Company during the fourth quarter of 2025.
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

December 31, 2025
Assets
Accounts receivable, net	$3,643
Fixed assets, net	5,250
Intangible assets, net	1,549
Goodwill	32,132
Other assets	97
Total assets disposed	$42,671

Liabilities
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

There were no transfers between the three levels of the fair value hierarchy during the years ended December 31, 2025, 2024 and 2023.

Assets and Liabilities Measured on a Recurring Basis

From time to time, the Company invests a portion of its cash and cash equivalents in non-federally insured money market funds that are measured at fair value based on quoted prices, which are Level 1 inputs.

The Company’s obligation under its deferred compensation plan is measured at fair value based on quoted market prices of the participants’ elected investments, which are Level 1 inputs. The deferred compensation plan is more fully described in Note (10), “Retirement Plans.”

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

	As of December 31, 2025	As of December 31, 2024
Commercial paper	$12,985	$64,580
Total classified as restricted cash equivalents	$12,985	$64,580
Commercial paper	$1,449	$1,399
Corporate bonds	32,586	6,769
Total classified as restricted investments	$34,035	$8,168

The fair value of our available-for-sale securities as of December 31, 2025, by remaining contractual maturities, are presented in the following table:

Fair Value
Due in one year or less	$3,807
Due after one year through five years	30,228
$34,035

Expected maturities may differ from stated due dates because borrowers may have the ability to call or prepay obligations with or without call or prepayment penalties.

The Company’s contingent consideration liabilities are measured at fair value using probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). There were no assets or liabilities measured on a recurring basis with level 3 inputs outstanding as of December 31, 2025 and 2024.
The following tables present information about the above-referenced assets and liabilities and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of December 31, 2025			Fair Value Measurements as of December 31, 2024
Assets (Liabilities)	Level 1	Level 2	Total	Level 1	Level 2	Total
Deferred compensation	$(205,390)	$—	$(205,390)	$(191,006)	$—	$(191,006)
Corporate bonds	—	32,586	32,586	—	6,769	6,769
Commercial paper	—	14,434	14,434	—	65,979	65,979

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
The Company maintains goodwill on its balance sheet, which represents the excess of the total purchase price of acquisitions over the fair value of the net assets and intangible assets acquired. The Company evaluates goodwill and indefinite-lived intangible assets annually for impairment and whenever events or changes in circumstances indicate that it is more likely than not that an impairment exists. The Company determines the fair value of its reporting units based on a combination of inputs, including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly. The Company determines the fair value of indefinite-lived intangible assets using the income approach (relief-from-royalty method) based on Level 3 inputs. Refer to Note (5) “Goodwill and Identifiable Intangible Assets” for additional details.
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the consolidated statements of comprehensive income (loss). As of December 31, 2025, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of December 31, 2025 and 2024.
Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.625% senior notes due 2027 (the “2027 Notes”), 4.000% senior notes due 2029 (the “2029 Notes”), and 6.500% senior notes due 2031 (the “2031 Notes”), was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2027 Notes, the 2029 Notes, and the 2031 Notes which are more fully described in Note (9), “Notes Payable and Credit Agreement,” are presented in the following table:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2027 Notes	$—	$—	$500,000	$473,750
2029 Notes	350,000	331,188	350,000	312,375
2031 Notes	400,000	398,500	—	—

The Company initially recognized the 2027 Note Receivable at its estimated fair value of $9,899 in connection with the sale of its Smart Square healthcare scheduling software on July 1, 2025. The fair value was determined using Level 2 inputs, including observable market interest rates and pricing for similar credit facilities. The fair value of the 2027 Note Receivable was not re-measured as of December 31, 2025 as there were no material changes in contractual terms, counterparty credit risk, or other relevant factors. The carrying amount of $9,931 as of December 31, 2025 approximates its fair value and is classified as a noncurrent asset in the consolidated balance sheet. See Note (3), “Sale of Disposal Group” for additional information.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

(5) Goodwill and Identifiable Intangible Assets
Impairment of Intangible Assets
During the second quarter of 2025, the Company determined that recent declines in forecasted revenue and earnings of the revenue cycle solutions business (within the nurse and allied solutions segment) indicated that the carrying amounts of its customer relationships intangible assets may not be recoverable. Accordingly, the Company tested the recoverability of the asset group based on undiscounted estimated future cash flows and concluded that its carrying amount was not recoverable. The Company engaged a third-party valuation specialist to assist with determining the fair value of the asset group, which was estimated using the discounted cash flow method (within the income approach), and concluded that the asset group’s carrying amount exceeded its fair value. As a result, the Company recognized an impairment loss on the customer relationships intangible assets of $18,262, which is included within long-lived assets impairment losses in the consolidated statements of comprehensive income (loss). See Note (4), “Fair Value Measurement,” for additional information regarding the measurement of the asset group’s fair value.

As of December 31, 2025 and 2024, the Company had the following acquired intangible assets:

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Staffing databases	$52,336	$(43,475)	$8,861	$52,336	$(39,879)	$12,457
Customer relationships	467,286	(241,224)	226,061	532,048	(247,550)	284,498
Tradenames and trademarks	281,500	(234,873)	46,627	284,488	(204,159)	80,329
Non-compete agreements	9,309	(8,613)	696	9,399	(7,783)	1,616
Acquired technology	34,686	(33,405)	1,281	37,915	(35,451)	2,464
	$845,117	$(561,590)	$283,526	$916,186	$(534,822)	$381,364

Aggregate amortization expense for intangible assets was $78,027 and $92,770 for the years ended December 31, 2025 and 2024, respectively. Based on the net carrying amount of intangible assets subject to amortization, the estimated future amortization expense as of December 31, 2025 is as follows:

Amount
Year ending December 31, 2026	$66,642
Year ending December 31, 2027	52,181
Year ending December 31, 2028	34,729
Year ending December 31, 2029	26,229
Year ending December 31, 2030	20,369
Thereafter	83,376
$283,526

Impairment of Goodwill
Due to recent declines in forecasted revenue and earnings of the physician and leadership solutions reporting unit, the Company performed a quantitative goodwill impairment test for the reporting unit in the second quarter of 2025. The Company engaged a third-party valuation specialist to assist with determining the fair value of the reporting unit, which was estimated using an equal weighting of the income and market approaches. The discounted cash flow method (within the income approach) requires the use of Level 3 inputs, including (i) estimated future cash flows based on internally-developed forecasts of revenue, expenses and profit margins, (ii) estimated long-term growth rates, and (iii) determination of the Company’s weighted-average cost of capital that reflects the relative risk of the cash flows for each reporting unit. The guideline public company method (within the market approach) derives valuation multiples based on the market capitalization of similar publicly traded companies to apply to the forecasted financial metrics of the reporting unit. The market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). In addition, as fair value determined under the guideline public company method represents a noncontrolling interest, a control premium was applied to arrive at the estimated fair value of the reporting unit on a controlling basis.
The quantitative test resulted in a goodwill impairment loss for the physician and leadership solutions reporting unit. Consideration was first given to long-lived assets within the reporting unit, and no impairment was recognized on such assets as the future undiscounted cash flows were in excess of the carrying amount of each asset group tested for impairment. The decline in the fair value of the physician and leadership solutions reporting unit below its carrying amount resulted from changes in estimated future cash flows primarily due to lower-than-expected volume for the locum tenens staffing business, continued gross margin pressures in the locum tenens staffing business driven by higher provider pay packages, and a continued decline in demand for the healthcare interim leadership and permanent placement solutions. As a result, an impairment loss of $91,221 was recorded to goodwill of the physician and leadership solutions reporting unit during the second quarter of 2025.

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

The Company performed its annual goodwill impairment test as of October 31, 2025, using a quantitative assessment for each of its three reporting units. The Company engaged a third-party valuation specialist to assist in estimating the fair value of each reporting unit, which was determined using an equal weighting of the income and market approaches. The quantitative assessment concluded that no goodwill impairment existed for the three reporting units as the estimated fair values of the reporting units exceeded their respective carrying amounts. In addition, the Company evaluated its long-lived assets for impairment and determined that no impairment was required, as the future undiscounted cash flows were in excess of the carrying amounts of the related asset groups tested for impairment.

Following the annual goodwill impairment test as of October 31, 2025, the Company did not identify any events or circumstances during the final two months of the year ended December 31, 2025 that indicated it may be more likely than not that the fair value of its reporting units were reduced below their respective carrying amounts.
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2024	$382,420	$328,570	$400,559	$1,111,549
Goodwill impairment losses	(123,283)	(99,174)	—	(222,457)
Goodwill adjustment for MSDR acquisition	—	8,364	—	8,364
Balance, December 31, 2024	259,137	237,760	400,559	897,456
Goodwill impairment loss	—	(109,515)	—	(109,515)
Goodwill included in sale of disposal group	—	—	(32,132)	(32,132)
Balance, December 31, 2025	$259,137	$128,245	$368,427	$755,809
Accumulated impairment loss as of December 31, 2024	$277,727	$159,669	$—	$437,396
Accumulated impairment loss as of December 31, 2025	$277,727	$269,184	$—	$546,911

(6) Leases

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

The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$8,709	$9,204	$9,610
Short-term lease cost	2,184	2,437	3,738
Variable and other lease cost	1,923	2,469	2,789
Net lease cost	$12,816	$14,110	$16,137

The maturities of lease liabilities as of December 31, 2025 were as follows:

Operating Leases
Year ending December 31, 2026	$8,376
Year ending December 31, 2027	7,672
Year ending December 31, 2028	7,866
Year ending December 31, 2029	5,861
Year ending December 31, 2030	3,295
Thereafter	9,191
Total lease payments	42,261
Less imputed interest	(6,112)
Present value of lease liabilities	$36,149

The weighted average remaining lease term and discount rate as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term	6 years	7 years
Weighted average discount rate	5.6%	5.6%

(7) Balance Sheet Details

The consolidated balance sheets detail is as follows:

	December 31,
	2025	2024
Other current assets:
Restricted cash and cash equivalents	$21,628	$14,984
Income taxes receivable	8,506	11,683
Subcontractor deposits	14,927	11,190
Other	14,874	15,601
Other current assets	$59,935	$53,458

Fixed assets:
Furniture and equipment	$97,879	$90,970
Software	436,891	440,034
Leasehold improvements	16,388	16,061
	551,158	547,065
Accumulated depreciation	(414,797)	(360,795)
Fixed assets, net	$136,361	$186,270

Other assets:
Life insurance cash surrender value	$215,513	$194,350
Operating lease right-of-use assets	27,047	32,115
Other	39,992	31,588
Other assets	$282,552	$258,053

Accounts payable and accrued expenses:
Trade accounts payable	$37,049	$31,356
Subcontractor payable	47,896	69,563
Accrued expenses	53,598	57,263
Loss contingencies	6,721	2,999
Professional liability reserve	9,506	8,395
Other	7,198	14,735
Accounts payable and accrued expenses	$161,968	$184,311

Accrued compensation and benefits:
Accrued payroll	$45,166	$46,896
Accrued bonuses and commissions	28,306	25,988
ESPP contributions	545	812
Workers compensation reserve	8,636	9,954
Deferred compensation	205,390	191,006
Other	10,794	12,888
Accrued compensation and benefits	$298,837	$287,544

Other current liabilities:
Deferred revenue	$9,497	$10,014
Client deposits	97,337	56,341
Operating lease liabilities	6,009	6,200
Other	3,966	1,375
Other current liabilities	$116,809	$73,930

	December 31,
	2025	2024
Other long-term liabilities:
Workers compensation reserve	$15,969	$18,445
Professional liability reserve	44,433	38,307
Operating lease liabilities	30,140	35,725
Other	16,792	14,973
Other long-term liabilities	$107,334	$107,450

(8) Income Taxes

Income (loss) before income taxes includes the following components for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
United States	$(101,382)	$(173,087)	$283,822
Foreign	319	513	467
Income (loss) before income taxes	$(101,063)	$(172,574)	$284,289

The provision for income taxes from operations for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$7,617	$20,159	$65,426
State	6,618	5,042	20,666
Foreign	(47)	271	451
Total	14,188	25,472	86,543
Deferred income taxes:
Federal	(11,124)	(36,762)	(10,273)
State	(8,472)	(14,382)	(2,730)
Foreign	47	77	70
Total	(19,549)	(51,067)	(12,933)
Provision (benefit) for income taxes from operations	$(5,361)	$(25,595)	$73,610
The Company’s income tax expense (benefit) differs from the amount that would have resulted from applying the federal statutory rate of 21% for 2025, 2024 and 2023 to pretax income (loss) from operations because of the effect of the following items during the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Pretax income (loss) from operations	$(101,063)		$(172,574)		$284,289

U.S. federal statutory tax rate	$(21,223)	21.00%	$(36,241)	21.00%	$59,701	21.00%
State and local income tax, net of federal income tax effect (1)	(1,465)	1.45%	(7,379)	4.28%	14,170	4.98%
Foreign tax effects	(65)	0.06%	243	(0.14)%	556	0.20%
Tax credits
Research and development tax credits	950	(0.94)%	(1,289)	0.75%	(3,172)	(1.12)%
Nontaxable or nondeductible items
Nondeductible compensation	2,739	(2.71)%	1,396	(0.81)%	905	0.32%
Share-based compensation	2,948	(2.92)%	513	(0.30)%	(944)	(0.33)%
Goodwill impairment losses	8,267	(8.18)%	18,054	(10.46)%	—	—%
Company-owned life insurance policies	(6,293)	6.23%	(4,855)	2.81%	(4,428)	(1.56)%
Meals per diems	2,244	(2.22)%	2,110	(1.22)%	3,010	1.06%
Sale of disposal group	4,247	(4.20)%	—	—%	—	—%
Other	278	(0.28)%	516	(0.30)%	961	0.34%
Changes in unrecognized tax benefits	2,239	(2.21)%	1,328	(0.77)%	1,957	0.69%
Other	(227)	0.22%	9	(0.01)%	894	0.32%
Effective tax rate	$(5,361)	5.30%	$(25,595)	14.83%	$73,610	25.90%
(1) State taxes in California represents the majority (greater than 50 percent) of the tax effect in this category.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Share-based compensation	$5,982	$6,394
Deferred compensation	51,963	48,821
Accrued bonus	6,271	5,546
Accrued expenses	11,014	10,783
Operating lease liabilities	9,737	10,954
Net operating losses	4,991	5,314
Loss contingencies	310	563
Workers compensation insurance	4,519	5,273
Professional services expenses	234	179
Provision for expected credit losses	4,655	8,415
Sales credits	9,694	5,960
Other	1,108	3,995
Total deferred tax assets	$110,478	$112,197
Deferred tax liabilities:
Intangible assets	$(32,994)	$(65,251)
Fixed assets	(21,015)	(8,662)
Operating lease right-of-use assets	(7,277)	(8,395)
Other	(4,315)	(4,060)
Total deferred tax liabilities	$(65,601)	$(86,368)
Net deferred tax assets	$44,877	$25,829
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The amount of federal net operating losses (“NOL”) carryforward that is available for use in years subsequent to December 31, 2025 is $15,136, which begins to expire by 2030. The amount of state NOL carryforward that is available for use in years subsequent to December 31, 2025 is $33,854, which begins to expire by 2036.
A summary of the changes in the amount of unrecognized tax benefits (excluding interest and penalties) for 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Beginning balance of unrecognized tax benefits	$9,449	$8,689	$6,980
Additions based on tax positions related to the current year	—	978	1,873
Additions based on tax positions of prior years	2,285	266	491
Reductions due to lapse of applicable statute of limitation	(1,155)	(484)	(655)
Ending balance of unrecognized tax benefits	$10,579	$9,449	$8,689

At December 31, 2025, if recognized, approximately $12,705 net of $2,892 of temporary differences would affect the effective tax rate (including interest and penalties).

The Company recognizes interest related to unrecognized tax benefits in income tax expense (benefit). The Company had approximately $5,015, $2,861 and $1,942 of accrued interest related to unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively. The amount of interest expense recognized in 2025, 2024 and 2023 was $2,153, $920 and $552, respectively.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2025, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2022.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company has assessed its impact on the consolidated financial statements and determined there was no material impact to income tax expense (benefit) or the effective tax rate as of December 31, 2025.

The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.

Income taxes paid (net of refunds) during the years ended December 31, 2025, 2024 and 2023 by jurisdiction were as follows:

	2025	2024	2023
U.S. federal	$5,265	$21,600	$58,500
U.S. state and local
California	1,323	1,977	5,178
Texas	720	—	—
Other (1)	398	4,365	14,325
Foreign	142	210	253
Total income taxes paid, net	$7,848	$28,152	$78,256
(1) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

(9) Notes Payable and Credit Agreement

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
On October 6, 2025, the Company entered into the fifth amendment to its credit agreement (the “Fifth Amendment”). The Fifth Amendment provides for, among other things, the following: (i) an extension of the maturity date of Senior Credit Facility to October 6, 2030, (ii) a decrease of the revolving commitments from $750,000 to $450,000, and (iii) the revision of the Consolidated Net Leverage Ratio (as calculated in accordance with the amended credit agreement) to be no greater than 5.25 to 1.00 through March 31, 2027. The obligations of the Company under the Amended Credit Agreement are secured by substantially all of the assets of the Company.
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

(b) The Company’s 4.000% Senior Notes Due 2029
On October 20, 2020, the Company completed the issuance of $350,000 aggregate principal amount of the 2029 Notes, which mature on April 15, 2029. The 2029 Notes are unsecured obligations of the Company and the interest is fixed at 4.000% and payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.
(c) The Company’s 6.500% Senior Notes Due 2031
On October 6, 2025, the Company completed the issuance of $400,000 aggregate principal amount of the 2031 Notes, which mature on January 15, 2031. Interest on the 2031 Notes is fixed at 6.500% and payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2026. With the proceeds from the 2031 Notes, together with borrowings under the Senior Credit Facility and cash generated from operations, the Company (1) redeemed all of its outstanding $500,000 aggregate principal amount of the 2027 Notes on October 22, 2025, (2) paid $1,349 in accrued and unpaid interest on the 2027 Notes and (3) incurred $6,375 in fees and expenses related to the issuance and sale of the 2031 Notes, which were recorded as a reduction of the notes payable balance and are being amortized to interest expense over the term of the 2031 Notes. In addition, as the redemption of the 2027 Notes was accounted for as a debt extinguishment, the Company wrote off $1,156 of unamortized financing fees incurred and remaining redemption premium in connection with the issuance of the 2027 Notes, which was recognized in interest expense, net, and other in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2025.
The indenture governing the 2031 Notes contains covenants that, among other things, restrict the ability of Company to:
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
The 2031 Notes and the related guarantees thereof are not subject to any registration rights agreements.

As of December 31, 2025, the Company was in compliance with the various covenants under the Company’s debt instruments.
(d) Debt Balances

Outstanding debt balances as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Senior Credit Facility	$25,000	$210,000
2027 Notes	—	500,000
2029 Notes	350,000	350,000
2031 Notes	400,000	—
Total debt outstanding	775,000	1,060,000
Less unamortized fees and premium	(7,947)	(4,128)
Long-term portion of notes payable	$767,053	$1,055,872
The Company’s 4.625% Senior Notes due 2027, which were issued in October 2019, with an additional issuance in August 2020, were fully redeemed during the fourth quarter of 2025. As of December 31, 2025, the Company had outstanding letters of credit of $20,158, collateralized under the Senior Credit Facility, and $404,842 of available credit under the Senior Credit Facility. Outstanding borrowings under the Senior Credit Facility bore interest at a rate of 5.5% based on SOFR as of December 31, 2025.
(e) Letters of Credit

At December 31, 2025, the Company maintained outstanding standby letters of credit totaling $20,816 as collateral in relation to its workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20,816 outstanding letters of credit, the Company has collateralized $658 in cash and cash equivalents and the remaining $20,158 is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2024 totaled $20,912.

(10) Retirement Plans

The Company maintains the AMN Services 401(k) Retirement Savings Plan (the “AMN Plan”), which the Company believes complies with the IRC Section 401(k) provisions. The AMN Plan covers all employees that meet certain age and other eligibility requirements. A discretionary matching contribution is determined by the Company each year. Employer contribution expenses incurred under the AMN Plan were $1,415, $4,004 and $5,673 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company has a deferred compensation plan for certain executives and employees (the “Plan”). The Plan is not intended to be tax qualified and is an unfunded plan. The Plan is composed of deferred compensation and all related income and losses attributable thereto. Discretionary matching contributions to the Plan are made that vest incrementally so that the employee is fully vested in the match following five years of employment with the Company. Under the Plan, participants can defer up to 80% of their base salary, 90% of their variable compensation and 100% of their vested RSUs or vested PRSUs. A discretionary matching contribution is determined by the Company each year. Employer contributions under the Plan were $2,257, $6,849 and $10,822 for the years ended December 31, 2025, 2024 and 2023, respectively. Plan contributions are included within accrued compensation and benefits in the consolidated balance sheets. The Company presents these amounts as short-term liabilities because the timing of settlement is uncertain due to factors such as employee turnover, fluctuating account balances and participant distribution elections. In connection with the administration of the Plan, the Company has purchased company-owned life insurance policies insuring the lives of certain officers and employees. The cash surrender value of these policies was $215,513 and $194,350 at December 31, 2025 and 2024, respectively. The cash surrender value of these insurance policies is included in other assets in the consolidated balance sheets.

(11) Capital Stock

(a) Preferred Stock

The Company has 10,000 shares of preferred stock authorized for issuance in one or more series (including preferred stock designated as Series A Conditional Convertible Preferred Stock), at a par value of $0.01 per share. At December 31, 2025 and 2024, no shares of preferred stock were outstanding.

(b) Treasury Stock

On November 1, 2016, the Company’s board of directors approved a share repurchase program under which the Company may repurchase up to $150,000 of its outstanding common stock. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, the Company announced increases to the share repurchase program totaling $1,200,000 for a total of $1,350,000 of repurchase authorization, of which $226,658 remained on the repurchase program as of December 31, 2025. The amount and timing of the purchases will depend on a number of factors including the price of the Company’s shares, trading volume, Company performance, Company liquidity, general economic and market conditions and other factors that the Company’s management believes are relevant. The share repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

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

During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of its common stock. The total number of shares repurchased, average price per share (excluding broker’s fees), and total cost (excluding the effect of excise taxes) for the year ended December 31, 2023 were as follows:

Year Ended December 31,
2023
Number of shares repurchased	4,383
Average price per share	$96.90
Total cost of share repurchases	$424,744

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

(12) Share-Based Compensation

(a) Equity Award Plans

Equity Plan

The Company established the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”), which has been approved by the Company’s stockholders. Any shares to be issued under the Equity Plan will be issued by the Company from authorized but unissued common stock or shares of common stock reacquired by the Company. As of December 31, 2025 and 2024, 1,897 and 1,668 shares of common stock were reserved for future grants under the Equity Plan, respectively.

Employee Stock Purchase Plan

During 2023, the Company established the AMN Healthcare Services, Inc. Employee Stock Purchase Plan (the “ESPP”) which authorizes the issuance of up to 1,000 shares of the Company’s common stock. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions during a six-month purchase period. Shares are purchased at 85% of the fair market value of the Company’s common stock on the offering date or the purchase date of the applicable purchase period, whichever is lower. Employee contributions were $2,022 and $3,250 for the years ended December 31, 2025 and 2024, respectively. There were 123 and 78 shares issued under the ESPP during the years ended December 31, 2025 and 2024, respectively, and the number of shares remaining available for future issuance was 799 as of December 31, 2025. No purchases were made and no shares were issued under the ESPP during the year ended December 31, 2023.

Other Plans

From time to time, the Company grants, and has granted, key employees inducement awards outside of the Equity Plan (collectively, “Other Plans”), which have recently consisted of RSUs. Although these awards are not made under the Equity Plan, the key terms and conditions of the grant are typically the same as equity awards made under the Equity Plan.

(b) Share-Based Compensation

Restricted Stock Units

RSUs and PRSUs (subject to performance conditions being achieved) granted under the Equity Plan generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. The following table summarizes RSU and PRSU activity for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2023	665	$94.79
Granted—RSUs	196	$95.67
Granted—PRSUs (1)	176	$109.74
Vested	(349)	$89.76
Canceled/forfeited	(87)	$104.14
Unvested at December 31, 2023	601	$101.01
Granted—RSUs	443	$61.30
Granted—PRSUs (1)	259	$70.73
Vested	(234)	$89.64
Canceled/forfeited	(156)	$90.66
Unvested at December 31, 2024	913	$77.81
Granted—RSUs	843	$25.45
Granted—PRSUs (1)	509	$30.33
Vested	(304)	$80.79
Canceled/forfeited	(167)	$63.73
Unvested at December 31, 2025	1,794	$40.55

(1) PRSUs granted included both the PRSUs granted during the year at the target amount and the additional shares of prior period granted PRSUs vested during the year in excess of the target shares.

As of December 31, 2025, there was $30,404 unrecognized compensation cost related to unvested RSUs and PRSUs. The Company expects to recognize such cost over a period of 1.7 years. As of December 31, 2025 and 2024, the aggregate intrinsic value of the RSUs and PRSUs outstanding was $28,274 and $21,834, respectively.

Share-Based Compensation

Total share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
	2025	2024	2023
Share-based employee compensation, before tax	$30,683	$23,317	$18,020
Related income tax benefits	(7,978)	(6,062)	(4,685)
Share-based employee compensation, net of tax	$22,705	$17,255	$13,335

(13) Commitments and Contingencies

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(2) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the framework set forth in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
AMN Healthcare Services, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited AMN Healthcare Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

San Diego, California
February 19, 2026

Item 9B.    Other Information

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item, other than the information below concerning our Code of Ethics for Senior Financial Officers and stockholder recommended nominations, is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders currently scheduled to be held on May 1, 2026 (the “2026 Annual Meeting Proxy Statement”) under the headings “Corporate Governance—Election of Our Directors—AMN Healthcare Board of Directors,” “Compensation Discussion and Analysis—Equity Ownership—Securities Trading Policy,” “Compensation Discussion and Analysis—Equity Ownership—Policies and Practices Related to the Granting of Equity Awards,” “Executive Compensation—Executive Compensation Disclosure,” “Security Ownership and Other Matters—Delinquent Section 16(a) Reports,” the table set forth in “Corporate Governance—Board and Committee Structure—Committees of the Board” identifying, among other things, members of our Board committees, and “Corporate Governance—Board and Committee Structure—Committees of the Board.”

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

Item 11.    Executive Compensation

Information required by this item is incorporated by reference to the 2026 Annual Meeting Proxy Statement under the headings “Executive Compensation—Compensation Discussion and Analysis,” “Compensation Discussion and Analysis—Equity Ownership—Policies and Practices Related to the Granting of Equity Awards,” “Executive Compensation—Executive Compensation Disclosure,” “Corporate Governance—Director Compensation and Ownership Guidelines,” “Corporate Governance—Our Corporate Governance Program—Enterprise Risk Oversight,” “Corporate Governance—Board and Committee Structure—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation—Compensation Committee Report.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item, other than the information below concerning our equity compensation plans, is incorporated by reference to the 2026 Annual Meeting Proxy Statement under the headings “Security Ownership and Other Matters—Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2025 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(2)	Numbers of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(3)
Plan Category
Equity compensation plans approved by security holders (4)	1,888,085	$—	2,695,801
Equity compensation plans not approved by security holders (5)	—	$—	—

Total	1,888,085	$—	2,695,801

(1) Includes (i) unvested RSUs and PRSUs and (ii) vested RSUs and PRSUs deferred for future issuance. Excludes purchase rights under the AMN Healthcare Services, Inc. Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2025, there were no stock options or SARs outstanding.
(2) The weighted-average exercise price set forth in this table excludes the effect of RSUs and PRSUs, which have no exercise price.
(3) Includes the following:
(i) Shares available under the AMN Healthcare Equity Plan (as amended or amended and restated from time to time, the “Equity Plan”). Each share tendered or held back upon settlement of an award to cover the tax withholding with respect to an award is made available to be re-awarded. For PRSUs, we consider the maximum number of shares that may be issued under the award to be outstanding upon grant. When the number of PRSUs that have been earned are determined, we true-up the actual number of shares that were awarded and return the unearned shares into shares available for issuance. This figure does not include awards that are forfeited, canceled or terminated after December 31, 2025.
(ii) Shares remaining available for future issuance under the ESPP.
(4) Consists of the Equity Plan and the ESPP. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (12), Share-Based Compensation.”
(5) On occasion, we have made employee award inducement equity grants to key employees outside of the Equity Plan. Although these awards were made outside of the Equity Plan, the key terms and conditions of each grant are the same in all material respects as equity awards made under the Equity Plan. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (12), Share-Based Compensation.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the 2026 Annual Meeting Proxy Statement under the headings “Corporate Governance—Policies and Procedures Governing Conflicts of Interest and Related Party Transactions,” “Corporate Governance—Director Nomination Process—Director Independence,” and “Corporate Governance—Board and Committee Structure—Committees of the Board.”

Item 14.    Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the 2026 Annual Meeting Proxy Statement under the heading “Audit Committee Matters—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report.

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

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

3.2
Amended and Restated By-laws of AMN Healthcare Services, Inc. dated December 11, 2025 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated December 11, 2025, filed with the SEC on December 11, 2025).

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

4.3
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

10.8
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

Exhibit Number	Description

10.11
Lease Termination Agreement, dated as of September 9, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 5, 2021).

10.12
Fourth Amendment to Office Lease, dated as of October 5, 2021, between Kilroy Realty, L.P. and AMN Healthcare, Inc. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022).

10.13
AMN Healthcare 2017 Equity Plan (Management Contract or Compensatory Plan or Arrangement) effective as of April 19, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 19, 2017, filed with the SEC on April 25, 2017).

10.14
AMN Healthcare 2025 Equity Plan effective as of March 13, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 2, 2025, filed with the SEC on May 5, 2025).

10.15
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
10.27
The 2005 Amended and Restated Executive Nonqualified Excess Plan of AMN Healthcare, Inc., effective January 1, 2009 (Management Contract or Compensatory Plan or Arrangement) (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

10.28
Form of Indemnification Agreement—Officer and Director (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010).

10.29
Form of Indemnification Agreement—Officer (Incorporated by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025).

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

10.36
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

10.38
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

10.48	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.49	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (TSR) (Management Contract or Compensatory Plan or Arrangement).*

10.50	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement - Executive (Three Year Vesting with Settlement and Deferral) (Management Contract or Compensatory Plan or Arrangement).*

10.51	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement - Non-Executive (Three Years Vesting with Settlement and Deferral) (Management Contract or Compensatory Plan or Arrangement).*

10.52	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement - Non-Executive (One Year Vesting with Settlement and Deferral) (Management Contract or Compensatory Plan or Arrangement).*

10.53	Form of AMN Healthcare Equity Plan Restricted Stock Unit Agreement - Non-Executive (Two Years Vesting with Settlement and Deferral) (Management Contract or Compensatory Plan or Arrangement).*

10.54	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement).*

10.55	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Adjusted EBITDA Growth) (Management Contract or Compensatory Plan or Arrangement).*

10.56	Form of AMN Healthcare Equity Plan Performance Restricted Stock Unit Agreement - Non-Executive (Management Contract or Compensatory Plan or Arrangement).*
19.1	AMN Healthcare Services, Inc. Securities Trading Policy.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	AMN Healthcare Services, Inc. Compensation Recoupment Policy.*

Exhibit Number	Description

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File. The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 19, 2026.

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

/S/ CELIA P. HUBER
Celia P. Huber Director