Form 10-Q
period 2026-03-31
AMN HEALTHCARE SERVICES INC
filed 2026-05-08
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
As of May 5, 2026, there were 38,786,052 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$560,738	$33,972
Accounts receivable, net of allowances of $13,157 and $16,580 at March 31, 2026 and December 31, 2025, respectively	394,668	382,560
Accounts receivable, subcontractor	47,501	48,041
Prepaid expenses	25,848	20,868
Other current assets	107,765	59,935
Total current assets	1,136,520	545,376
Restricted cash, cash equivalents and investments	45,814	45,606
Fixed assets, net of accumulated depreciation of $432,424 and $414,797 at March 31, 2026 and December 31, 2025, respectively	126,029	136,361
Other assets	263,408	282,552
Deferred income taxes, net	11,212	44,877
Goodwill	755,809	755,809
Intangible assets, net of accumulated amortization of $579,536 and $561,590 at March 31, 2026 and December 31, 2025, respectively	265,581	283,526
Total assets	$2,604,373	$2,094,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$197,385	$161,968
Accrued compensation and benefits	317,137	298,837
Other current liabilities	529,668	116,809
Total current liabilities	1,044,190	577,614
Revolving credit facility	—	25,000
Notes payable, net of unamortized fees and premium	742,491	742,053
Other long-term liabilities	104,886	107,334
Total liabilities	1,891,567	1,452,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 51,270 issued and 38,657 outstanding at March 31, 2026 and 51,054 issued and 38,441 outstanding at December 31, 2025	513	511
Additional paid-in capital	568,063	559,346
Treasury stock, at cost; 12,613 shares at March 31, 2026 and December 31, 2025	(1,127,043)	(1,127,043)
Retained earnings	1,271,160	1,208,994
Accumulated other comprehensive income	113	298
Total stockholders’ equity	712,806	642,106
Total liabilities and stockholders’ equity	$2,604,373	$2,094,107

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,378,361	$689,533
Cost of revenue	1,009,525	491,413
Gross profit	368,836	198,120
Operating expenses:
Selling, general and administrative	218,425	147,731
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	33,240	37,882
Total operating expenses	251,665	185,613
Income from operations	117,171	12,507
Interest expense, net, and other	6,712	12,324
Income before income taxes	110,459	183
Income tax expense	48,293	1,275
Net income (loss)	$62,166	$(1,092)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	(185)	61
Other comprehensive income (loss)	(185)	61

Comprehensive income (loss)	$61,981	$(1,031)

Net income (loss) per common share:
Basic	$1.60	$(0.03)
Diluted	$1.59	$(0.03)
Weighted average common shares outstanding:
Basic	38,902	38,312
Diluted	39,118	38,312

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	127	1	(1,212)	—	—	—	—	(1,211)
Shares purchased under employee stock purchase plan	—	—	1,292	—	—	—	—	1,292
Share-based compensation	—	—	9,381	—	—	—	—	9,381
Comprehensive income (loss)	—	—	—	—	—	(1,092)	61	(1,031)
Balance, March 31, 2025	50,819	$508	$537,932	(12,613)	$(1,127,043)	$1,303,604	$50	$715,051

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	51,054	$511	$559,346	(12,613)	$(1,127,043)	$1,208,994	$298	$642,106
Equity awards vested, net of shares withheld for taxes	216	2	(2,132)	—	—	—	—	(2,130)
Shares purchased under employee stock purchase plan	—	—	957	—	—	—	—	957
Share-based compensation	—	—	9,892	—	—	—	—	9,892
Comprehensive income (loss)	—	—	—	—	—	62,166	(185)	61,981
Balance, March 31, 2026	51,270	$513	$568,063	(12,613)	$(1,127,043)	$1,271,160	$113	$712,806

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$62,166	$(1,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	35,660	39,857
Non-cash interest expense and other	711	608
Increase in allowance for credit losses and sales credits	11,123	2,182
Provision for deferred income taxes	33,635	(5,824)
Share-based compensation	9,892	9,381
Loss on disposal or impairment of long-lived assets	3	27
Net loss (gain) on investments in available-for-sale securities	(38)	4
Net loss on deferred compensation balances	290	502
Non-cash lease expense	(364)	28
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,231)	13,766
Accounts receivable, subcontractor	540	5,174
Income taxes receivable	8,506	5,568
Prepaid expenses	(4,980)	(2,134)
Other current assets	(55,433)	(10,256)
Other assets	9,584	1,337
Accounts payable and accrued expenses	35,276	9,456
Accrued compensation and benefits	26,978	(13,995)
Other liabilities	416,544	36,006
Deferred revenue	(4,410)	2,076
Net cash provided by operating activities	562,452	92,671

Cash flows from investing activities:
Purchase and development of fixed assets	(7,246)	(9,975)
Purchase of investments	(2,763)	(21,722)
Proceeds from sale and maturity of investments	2,505	7,239
Payments to fund deferred compensation plan	—	(1,588)
Net cash used in investing activities	(7,504)	(26,046)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Payments on revolving credit facility	(25,000)	(95,000)
Proceeds from revolving credit facility	—	35,000
Payment of financing costs	(5)	—
Cash paid for shares withheld for taxes	(2,130)	(1,211)
Net cash used in financing activities	(27,135)	(61,211)
Net increase in cash, cash equivalents and restricted cash	527,813	5,414
Cash, cash equivalents and restricted cash at beginning of period	67,171	89,305
Cash, cash equivalents and restricted cash at end of period	$594,984	$94,719

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,180	$2,138
Cash paid for interest (net of $49 and $63 capitalized for the three months ended March 31, 2026 and 2025, respectively)	$460	$2,939
Cash paid for income taxes	$5,191	$2,139
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,659	$5,405
Right-of-use assets obtained in exchange for operating lease liabilities	$113	$544

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
The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Please refer to the Company’s audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 20, 2026 (the “2025 Annual Report”).
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates, including those related to labor disruption revenue, reconciliation reserves, goodwill and intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, contingent liabilities such as legal accruals, and income taxes, based on the information currently available and assumptions deemed reasonable. Actual results may differ from those estimates under different assumptions or conditions and as customer reconciliations are completed.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The guidance provides a practical expedient and an accounting policy election when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. An entity is allowed to assume the remaining life of an asset unchanged at the balance sheet date. This standard was effective on a prospective basis for fiscal years beginning after December 15, 2025. Upon adoption, the Company did not elect the practical expedient or make an accounting policy election under this ASU; therefore, this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.
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

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$560,738	$33,972
Restricted cash and cash equivalents (included in other current assets)	22,531	21,628
Restricted cash, cash equivalents and investments	45,814	45,606
Total cash, cash equivalents and restricted cash and investments	629,083	101,206
Less restricted investments	(34,099)	(34,035)
Total cash, cash equivalents and restricted cash	$594,984	$67,171
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2026	2025
Balance as of January 1,	$16,580	$32,421
Provision for expected credit losses	1,247	1,162
Amounts written off charged against the allowance	(4,670)	(10,310)
Balance as of March 31,	$13,157	$23,273
Reclassifications
To conform to the current year presentation, certain reclassifications have been made to prior year balances in the accompanying Note (4), “Segment Information,” and Note (9), “Balance Sheet Details.”

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
The Company’s customers are primarily billed as services are rendered. Fees billed in advance of being earned are recorded as deferred revenue. For labor disruption engagements, customer deposits received prior to service delivery are recorded as contract liabilities within client deposits, with revenue recognized over time as staffing and related services are provided during the event. As of the reporting date, the Company has four completed labor disruption events in various stages of reconciliation, both internally and with customers. Revenue recognized for these events reflects management’s estimates of staffing volume, billable hours, contractual rates, and reimbursable costs, as final utilization and cost data becomes available after deployment. Upon completion, actual revenue and related costs are reconciled to deposits received, which may result in a refund from contract liabilities or an incremental invoice. The Company expects these reconciliations to be substantially finalized in the second quarter, with customer approval and settlement by the third quarter.
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

3. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$62,166	$(1,092)

Net income (loss) per common share - basic	$1.60	$(0.03)
Net income (loss) per common share - diluted	$1.59	$(0.03)

Weighted average common shares outstanding - basic	38,902	38,312
Plus dilutive effect of potential common shares	216	—
Weighted average common shares outstanding - diluted	39,118	38,312

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	696	102
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

	Three Months Ended March 31, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,127,342	$163,924	$87,095	$1,378,361
Cost of revenue	844,879	121,077	43,569	1,009,525
Gross profit	282,463	42,847	43,526	368,836
Segment selling, general and administrative expenses	129,133	32,029	20,676	181,838
Depreciation (included in cost of revenue)	—	—	(2,420)	(2,420)
Segment operating income	$153,330	$10,818	$25,270	189,418
Unallocated corporate overhead				26,695
Depreciation and amortization				33,240
Depreciation (included in cost of revenue)				2,420
Share-based compensation				9,892
Interest expense, net, and other				6,712
Income before income taxes				$110,459

	Three Months Ended March 31, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$413,261	$174,065	$102,207	$689,533
Cost of revenue	319,388	126,512	45,513	491,413
Gross profit	93,873	47,553	56,694	198,120
Segment selling, general and administrative expenses	61,635	33,091	23,419	118,145
Depreciation (included in cost of revenue)	—	—	(1,975)	(1,975)
Segment operating income	$32,238	$14,462	$35,250	81,950
Unallocated corporate overhead				20,205
Depreciation and amortization				37,882
Depreciation (included in cost of revenue)				1,975
Share-based compensation				9,381
Interest expense, net, and other				12,324
Income before income taxes				$183
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2026	$259,137	$128,245	$368,427	$755,809
Balance, March 31, 2026	$259,137	$128,245	$368,427	$755,809
Accumulated impairment loss as of December 31, 2025 and March 31, 2026	$277,727	$269,184	$—	$546,911

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended March 31, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$241,489	$—	$—	$241,489
Labor disruption services	721,971	—	—	721,971
Local staffing	9,309	—	—	9,309
Allied staffing	151,289	—	—	151,289
Locum tenens staffing	—	131,189	—	131,189
Interim leadership staffing	—	22,980	—	22,980
Temporary staffing	1,124,058	154,169	—	1,278,227
Permanent placement (1)	3,284	9,755	—	13,039
Language services	—	—	68,942	68,942
Vendor management systems	—	—	15,945	15,945
Technology-enabled services	—	—	84,887	84,887
Talent planning and acquisition	—	—	2,208	2,208
Total revenue	$1,127,342	$163,924	$87,095	$1,378,361

	Three Months Ended March 31, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$215,447	$—	$—	$215,447
Labor disruption services	38,631	—	—	38,631
Local staffing	9,721	—	—	9,721
Allied staffing	147,496	—	—	147,496
Locum tenens staffing	—	140,846	—	140,846
Interim leadership staffing	—	23,817	—	23,817
Temporary staffing	411,295	164,663	—	575,958
Permanent placement (1)	1,966	9,402	—	11,368
Language services	—	—	74,910	74,910
Vendor management systems	—	—	19,411	19,411
Other technologies	—	—	4,379	4,379
Technology-enabled services	—	—	98,700	98,700
Talent planning and acquisition	—	—	3,507	3,507
Total revenue	$413,261	$174,065	$102,207	$689,533
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.

The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended March 31,
	2026	2025
International nurse staffing (1)	$34,422	$31,906
International nurse permanent placement (2)	3,284	1,966
Total international nurse revenue	$37,706	$33,872
(1) Included in “Travel nurse staffing” as presented in the preceding tables.
(2) Included in “Permanent placement” as presented in the preceding tables.

5. NOTES PAYABLE AND CREDIT AGREEMENT
On October 6, 2025, the Company entered into the fifth amendment to its credit agreement which provided for, among other things, the following: (i) an extension of the maturity date of the Senior Credit Facility (as defined below) to October 6, 2030, (ii) a decrease of the revolving commitments from $750,000 to $450,000, and (iii) the revision of the Consolidated Net Leverage Ratio (as calculated in accordance with the amended credit agreement) to be no greater than 5.25 to 1.00 through March 31, 2027. Additional information regarding the Company’s $450,000 secured revolving credit facility (the “Senior Credit Facility”) and the amended credit agreement is disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement” of the 2025 Annual Report.

6. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (4), Fair Value Measurement” of the 2025 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the three months ended March 31, 2026.
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

	As of March 31, 2026	As of December 31, 2025
Commercial paper	$13,085	$12,985
Total classified as restricted cash equivalents	$13,085	$12,985

Commercial paper	$2,007	$1,449
Corporate bonds	32,092	32,586
Total classified as restricted investments	$34,099	$34,035
There were no assets or liabilities measured on a recurring basis with level 3 inputs outstanding as of March 31, 2026 and December 31, 2025.
The following table presents information about the above-referenced assets and liabilities and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of March 31, 2026			Fair Value Measurements as of December 31, 2025
Assets (Liabilities)	Level 1	Level 2	Total	Level 1	Level 2	Total
Deferred compensation	$(194,523)	$—	$(194,523)	$(205,390)	$—	$(205,390)
Commercial paper	—	15,092	15,092	—	14,434	14,434
Corporate bonds	—	32,092	32,092	—	32,586	32,586

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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income (loss). As of March 31, 2026, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of March 31, 2026 and December 31, 2025.

Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The fair value of the Company’s 4.000% senior notes due 2029 (the “2029 Notes”) and 6.500% senior notes due 2031 (the “2031 Notes”) was estimated using quoted market prices in active markets for identical liabilities, which are Level 1 inputs. The carrying amounts and estimated fair value of the 2029 Notes and the 2031 Notes are presented in the following table. See additional information regarding the 2029 Notes and the 2031 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement” of the 2025 Annual Report.

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$350,000	$329,000	$350,000	$331,188
2031 Notes	400,000	390,000	400,000	398,500
On July 1, 2025, the Company completed the sale of its Smart Square scheduling software, a service offering of the Company’s workforce optimization business within its technology and workforce solutions segment. As a result of the sale, the Company received cash consideration of $65,320 and is owed a 9.00% promissory note of $10,000 (the “2027 Note Receivable”) payable on January 1, 2027. The Company initially recognized the 2027 Note Receivable at its estimated fair value of $9,899 using Level 2 inputs, including observable market interest rates and pricing for similar credit facilities. The fair value of the 2027 Note Receivable was not re-measured as of March 31, 2026 as there were no material changes in contractual terms, counterparty credit risk, or other relevant factors. The carrying amount of $9,947 approximates its fair value and is classified as a current asset in the consolidated balance sheet as of March 31, 2026.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states, and foreign jurisdictions. With few exceptions, as of March 31, 2026, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2022.
The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company has assessed its impact on the consolidated financial statements and determined there was no material impact to income tax expense or the effective tax rate as of March 31, 2026.

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

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	March 31, 2026	December 31, 2025
Other current assets:
Restricted cash and cash equivalents	$22,531	$21,628
Income taxes receivable	—	8,506
Subcontractor deposits	59,838	14,927
Other	25,396	14,874
Other current assets	$107,765	$59,935

Fixed assets:
Furniture and equipment	$101,214	$97,879
Software	440,851	436,891
Leasehold improvements	16,388	16,388
	558,453	551,158
Accumulated depreciation	(432,424)	(414,797)
Fixed assets, net	$126,029	$136,361

Other assets:
Life insurance cash surrender value	$206,915	$215,513
Operating lease right-of-use assets	25,689	27,047
Other	30,804	39,992
Other assets	$263,408	$282,552

Accounts payable and accrued expenses:
Trade accounts payable	$43,371	$37,049
Subcontractor payable	53,387	47,896
Accrued expenses	73,921	53,598
Loss contingencies	8,452	6,721
Professional liability reserve	9,834	9,506
Other	8,420	7,198
Accounts payable and accrued expenses	$197,385	$161,968

Accrued compensation and benefits:
Accrued payroll	$58,617	$45,166
Accrued bonuses and commissions	46,551	28,306
Workers compensation reserve	8,615	8,636
Deferred compensation	194,523	205,390
Other	8,831	11,339
Accrued compensation and benefits	$317,137	$298,837

Other current liabilities:
Income taxes payable	$231	$—
Client deposits and reserves	513,391	97,337
Operating lease liabilities	5,799	6,009
Deferred revenue	5,086	9,497
Other	5,161	3,966
Other current liabilities	$529,668	$116,809

Other long-term liabilities:
Workers compensation reserve	$15,883	$15,969
Professional liability reserve	43,278	44,433
Operating lease liabilities	28,627	30,140
Other	17,098	16,792
Other long-term liabilities	$104,886	$107,334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026 (“2025 Annual Report”). Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” We undertake no obligation to update the forward-looking statements in this Quarterly Report. References in this Quarterly Report to “AMN Healthcare,” the “Company,” “we,” “us” and “our” refer to AMN Healthcare Services, Inc. and its wholly owned subsidiaries.
Overview of Our Business

We provide technology-enabled healthcare workforce solutions and staffing services to healthcare organizations across the nation. The Company provides access to a comprehensive network of healthcare professionals through its recruitment strategies and breadth of career opportunities. We help providers optimize their workforce to reduce complexity and increase efficiency. Our total talent solutions include vendor-neutral and managed services programs, clinical and interim healthcare leaders, temporary staffing, permanent placement, executive search, vendor management systems, recruitment process outsourcing, language services, revenue cycle solutions, labor disruption and other services. Our diverse client base includes acute-care hospitals, community health centers and clinics, physician practice groups, retail and urgent care centers, home health facilities, schools, inpatient and outpatient rehabilitation facilities, ambulatory care facilities, outpatient surgical facilities, and many other healthcare settings.
We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended March 31, 2026, we recorded revenue of $1,378.4 million, as compared to $689.5 million for the same period last year.
Nurse and allied solutions segment revenue comprised 82% and 60% of total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor-neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 12% and 25% of total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives on variable-length assignments across all healthcare settings.
Technology and workforce solutions segment revenue comprised 6% and 15% of total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include advisory, planning, and analytics, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
In states where healthcare professionals have union representation, clients value the Company’s ability to support them through labor disruption events. Strategic clients expect the Company to support them as part of building long-term partnerships. Even if somewhat recurrent over the long term, labor disruption events are unpredictable and have driven spikes in demand and related financial outcomes when they happen.
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
Recent Trends
During the first quarter, the nurse and allied solutions segment experienced substantial labor disruption staffing activity. We supplied thousands of clinicians to enable clients to maintain continuity of care amid multiple simultaneous large scale labor disruption events. Investments in technology and processes over several years enabled the Company to effectively meet client needs throughout extended events during the quarter. The travel nurse division was also affected by these labor disruptions, resulting in heightened demand for rapid response nurses at elevated bill rates. While demand for travel nurses decreased compared to the prior year, the percentage of orders filled increased, and traveler volume was higher than prior year. The international nurse business continued its sequential growth in the first quarter with recent visa bulletins increasing our number of visa-eligible candidates to be placed. Allied staffing experienced sequential increases in demand during the first quarter, consistent with the previous year, with volume demonstrating growth both sequentially and year over year.
In our physician and leadership solutions segment, demand for our locum tenens staffing business in the first quarter increased slightly from prior year but decreased sequentially. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Revenue per day filled increased in the first quarter as compared to the prior year but was down sequentially. Days filled were lower compared to both prior year and prior quarter. Demand for our search business in the first quarter was lower compared to prior year and prior quarter, although search revenue increased from the prior year. Demand for interim leadership was higher compared to prior year but lower sequentially. Both businesses have been impacted by healthcare organizations deferring hiring decisions or increasing insourcing.
In our technology and workforce solutions segment, first quarter minutes in our language services business were slightly down as compared to prior year and slightly up as compared to prior quarter. Ongoing pricing pressure for language services is expected due to increased market competition. Volumes in our VMS business declined both sequentially and compared to prior year.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets purchased in a business combination, asset impairments, accruals for self-insurance, compensation and related benefits, accounts receivable, contingencies and litigation, contingent consideration (“earn-out”) liabilities associated with acquisitions, and income taxes. We base these estimates on the information that is currently available to us, and on various other assumptions that we believe are reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2025 Annual Report.

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

	Three Months Ended March 31,
	2026	2025
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%
Cost of revenue	73.2	71.3
Gross profit	26.8	28.7
Selling, general and administrative	15.8	21.4
Depreciation and amortization	2.5	5.5
Income from operations	8.5	1.8
Interest expense, net, and other	0.5	1.8
Income before income taxes	8.0	—
Income tax expense	3.5	0.2
Net income (loss)	4.5%	(0.2)%

Comparison of Results for the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenue. Revenue increased 100% to $1,378.4 million for the three months ended March 31, 2026 from $689.5 million for the same period in 2025, attributable to higher revenue in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended March 31,
	2026	2025
Nurse and allied solutions	$1,127,342	$413,261
Physician and leadership solutions	163,924	174,065
Technology and workforce solutions	87,095	102,207
	$1,378,361	$689,533

Nurse and allied solutions segment revenue increased 173% to $1,127.3 million for the three months ended March 31, 2026 from $413.3 million for the same period in 2025. The $714.0 million increase was primarily attributable to a $683.0 million increase in labor disruption revenue from multiple large scale labor disruption events that we supported in the current quarter, a $21.0 million increase driven by a 6% increase in the average bill rate and an $10.0 million increase driven by a 3% increase in the average number of travelers on assignment.
Physician and leadership solutions segment revenue decreased 6% to $163.9 million for the three months ended March 31, 2026 from $174.1 million for the same period in 2025. The $10.2 million decrease was primarily attributable to a decline in revenue in our locum tenens business of $9.7 million (or 7%) due to a $12.9 million decline driven by a 9% decrease in the number of days filled, partially offset by a $3.2 million increase driven by a 3% increase in the revenue per day filled.
Technology and workforce solutions segment revenue decreased 15% to $87.1 million for the three months ended March 31, 2026 from $102.2 million for the same period in 2025. The $15.1 million decrease was primarily attributable to declines in our ongoing businesses and a service line divestiture. Revenue for our VMS business declined $3.5 million (or 18%) due to lower staffing utilization on the platforms along with several client losses. Our language services business declined $6.0 million (or 8%) primarily due to lower pricing, and our other technology business declined $4.4 million (or 100%) primarily due to the sale of our Smart Square scheduling software in the third quarter of 2025.

For the three months ended March 31, 2026 and 2025, revenue under our MSP arrangements comprised approximately 74% and 44% of consolidated revenue, 88% and 65% of nurse and allied solutions segment revenue, 18% and 18% of physician and leadership solutions segment revenue, and 1% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, increased 105% to $1,009.5 million for the three months ended March 31, 2026 from $491.4 million for the same period in 2025. The $518.1 million increase was primarily attributable to the increase in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended March 31,
	2026	2025
Nurse and allied solutions	$844,879	$319,388
Physician and leadership solutions	121,077	126,512
Technology and workforce solutions	43,569	45,513
	$1,009,525	$491,413

The increase in our nurse and allied solutions segment was primarily attributable to a $520.2 million increase in clinician pay package costs, including housing, travel and allowances, primarily due to the increase in labor disruption activities.

Gross Profit. Gross profit increased 86% to $368.8 million for the three months ended March 31, 2026 from $198.1 million for the same period in 2025, representing gross margins of 26.8% and 28.7%, respectively. The decline in consolidated gross margin for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to (1) a lower margin in our physician and leadership solutions segment driven by increases in sales reserve and allowances and (2) a lower margin in our technology and workforce solutions segment primarily due to lower bill rates in our language services business due to increased market competition, a shift in sales mix resulting from reduced revenue in our higher-margin VMS business, and the sale of our Smart Square scheduling software. The overall decrease was partially offset by a revenue mix shift to higher margin labor disruption business in our nurse and allied solutions segment. Gross margin by reportable segment for the three months ended March 31, 2026 and 2025 was 25.1% and 22.7% for nurse and allied solutions, 26.1% and 27.3% for physician and leadership solutions, and 50.0% and 55.5% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended March 31,
	2026	2025
Nurse and allied solutions	$282,463	$93,873
Physician and leadership solutions	42,847	47,553
Technology and workforce solutions	43,526	56,694
	$368,836	$198,120

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $218.4 million, representing 15.8% of revenue, for the three months ended March 31, 2026, as compared to $147.7 million, representing 21.4% of revenue, for the same period in 2025. The increase in SG&A expenses was primarily due to a $45.4 million increase in employee compensation and benefits (inclusive of share-based compensation) and a $17.0 million increase in other expenses primarily in support of the large labor disruption events in the quarter. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended March 31,
	2026	2025
Nurse and allied solutions	$129,133	$61,635
Physician and leadership solutions	32,029	33,091
Technology and workforce solutions	20,676	23,419
Unallocated corporate overhead	26,695	20,205
Share-based compensation	9,892	9,381
	$218,425	$147,731
Depreciation and Amortization Expenses. Amortization expense decreased 8% to $17.9 million for the three months ended March 31, 2026 from $19.4 million for the same period in 2025, primarily attributable to having more intangible assets fully amortized during the three months ended March 31, 2026. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 17% to $15.3 million for the three months ended March 31, 2026 from $18.5 million for the same period in 2025, primarily attributable to the mix of depreciable assets and their useful lives. Additionally, $2.4 million and $2.0 million of depreciation expense for our language services business is included in cost of revenue for the three months ended March 31, 2026 and 2025, respectively.
Interest Expense, Net, and Other. Interest expense, net, and other was $6.7 million during the three months ended March 31, 2026 as compared to $12.3 million for the same period in 2025. The decrease was primarily due to a lower average debt outstanding balance, as well as interest income earned on excess cash during the three months ended March 31, 2026.

Income Tax Expense. Income tax expense was $48.3 million for the three months ended March 31, 2026 as compared to $1.3 million for the same period in 2025, reflecting effective income tax rates of 44% and 697% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of $2.6 million of net discrete tax expense during the three months ended March 31, 2026 compared to a $1.3 million net discrete tax expense during the same period in 2025, in relation to income before income taxes of $110.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. We currently estimate our annual effective tax rate to be approximately 46% for 2026. The 44% effective tax rate for the three months ended March 31, 2026 differs from our estimated annual effective tax rate of 46% primarily due to certain discrete tax expenses recognized during the three months ended March 31, 2026, in relation to income before income taxes.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities	$562,452	$92,671
Net cash used in investing activities	(7,504)	(26,046)
Net cash used in financing activities	(27,135)	(61,211)
Net increase in cash, cash equivalents and restricted cash	$527,813	$5,414
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of March 31, 2026, (1) no amount was drawn with $429.8 million of available credit under our $450.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million, and (3) the aggregate principal amount of our 6.500% senior notes due 2031 (the “2031 Notes”) outstanding was $400.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2029 Notes, and the 2031 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement” of our 2025 Annual Report.
As of March 31, 2026, the total of our contractual obligations under operating leases with initial terms in excess of one year was $40.1 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Leases” of our 2025 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
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
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $562.5 million, compared to $92.7 million for the same period in 2025. The increase in net cash provided by operations was primarily attributable to (1) an increase in other liabilities between periods of $380.5 million primarily related to receipts of client deposits and related reserves, (2) a year-over-year increase in net income (loss) excluding non-cash items of $107.4 million primarily due to higher segment operating income in our nurse and allied solutions segment, (3) an increase in accrued compensation and benefits between periods of $41.0 million primarily related to our labor disruption services, and (4) an increase in accounts payable and accrued expenses between periods of $25.8 million primarily due to the timing of payments.
The overall increase in net cash provided by operating activities was partially offset by (1) an increase in other current assets between periods of $45.2 million primarily due to subcontractor deposits related to labor disruption services in the current year and (2) an increase in accounts receivable and subcontractor receivables between periods of $41.6 million primarily due to the timing of collections.
Our Days Sales Outstanding (“DSO”) was 26 days as of March 31, 2026, 47 days as of December 31, 2025, and 55 days as of March 31, 2025; excluding our labor disruption business, DSO was 54 days, 56 days and 58 days, respectively.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $7.5 million, compared to net cash used in investing activities of $26.0 million for the same period in 2025. The decrease was primarily due to a net purchase of investments of $0.3 million during the three months ended March 31, 2026, as compared to a net purchase of $14.5 million during the three months ended March 31, 2025. In addition, capital expenditures were $7.2 million and $10.0 million for the three months ended March 31, 2026 and 2025, respectively.

Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 was $27.1 million, due to repayments of $25.0 million under the Senior Credit Facility and $2.1 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the three months ended March 31, 2025 was $61.2 million, due to repayments of $95.0 million under the Senior Credit Facility and $1.2 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $35.0 million under the Senior Credit Facility.
Amended Credit Agreement
On October 6, 2025, we entered into the fifth amendment to our credit agreement (the “Fifth Amendment”). The Fifth Amendment (together with the credit agreement as amended to such date, collectively, the “Amended Credit Agreement”) provides for, among other things, the following: (i) an extension of the maturity date of Senior Credit Facility to October 6, 2030, (ii) a decrease of the revolving commitments to $450.0 million, and (iii) the revision of the Consolidated Net Leverage Ratio (as calculated in accordance with the amended credit agreement) to be no greater than 5.25 to 1.00 through March 31, 2027.
Our obligations under the Amended Credit Agreement are secured by substantially all of our assets. We describe in further detail the terms of the Amended Credit Agreement in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement” of our 2025 Annual Report.
Letters of Credit
At March 31, 2026, we maintained outstanding standby letters of credit totaling $20.8 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.8 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.2 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2025 totaled $20.8 million.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We base these forward-looking statements on our expectations, estimates, forecasts, and projections about future events and about the industry in which we operate. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “should,” “would,” “project,” “may,” variations of such words, and other similar expressions. In addition, any statements that refer to projections of demand or supply trends, financial items, anticipated growth, future growth and revenues, future economic conditions and performance, plans, objectives and strategies for future operations, expectations, or other characterizations of future events or circumstances are forward-looking statements. All forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report are set forth in our 2025 Annual Report and include but are not limited to:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three months ended March 31, 2026, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three months ended March 31, 2026. A 100 basis point change in interest rates as of March 31, 2026 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three months ended March 31, 2026, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of March 31, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item may be found in the accompanying Note (8), “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report. The risk factors described in our 2025 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $226.7 million remained as of March 31, 2026. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the three months ended March 31, 2026, we did not repurchase any shares of common stock. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11)(b), Capital Stock—Treasury Stock” set forth in our 2025 Annual Report.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On March 12, 2026, the Foletta Family Trust dated January 30, 2015 entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 3,681 shares of our common stock. The arrangement will terminate on March 13, 2027, subject to early termination for certain specified events set forth in the arrangement. Mark Foletta, a member of our Board of Directors, is a trustee of the Foletta Family Trust.
During the three months ended March 31, 2026, other than disclosed above, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

4.1	Description of Securities.*

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File. The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)