Form 10-Q
period 2026-06-30
AMN HEALTHCARE SERVICES INC
filed 2026-08-07
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
As of August 4, 2026, there were 38,729,991 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$361,836	$33,972
Accounts receivable, net of allowances of $11,519 and $16,580 at June 30, 2026 and December 31, 2025, respectively	382,506	382,560
Accounts receivable, subcontractor	42,167	48,041
Prepaid expenses	20,649	20,868
Other current assets	62,097	59,935
Total current assets	869,255	545,376
Restricted cash, cash equivalents and investments	39,703	45,606
Fixed assets, net of accumulated depreciation of $373,644 and $414,797 at June 30, 2026 and December 31, 2025, respectively	117,344	136,361
Other assets	280,798	282,552
Deferred income taxes, net	47,784	44,877
Goodwill	758,999	755,809
Intangible assets, net of accumulated amortization of $597,036 and $561,590 at June 30, 2026 and December 31, 2025, respectively	250,094	283,526
Total assets	$2,363,977	$2,094,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$193,212	$161,968
Accrued compensation and benefits	325,028	298,837
Other current liabilities	252,249	116,809
Total current liabilities	770,489	577,614
Revolving credit facility	—	25,000
Notes payable, net of unamortized fees and premium	742,935	742,053
Other long-term liabilities	109,275	107,334
Total liabilities	1,622,699	1,452,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 51,414 issued and 38,716 outstanding at June 30, 2026 and 51,054 issued and 38,441 outstanding at December 31, 2025	514	511
Additional paid-in capital	577,732	559,346
Treasury stock, at cost; 12,698 and 12,613 shares at June 30, 2026 and December 31, 2025, respectively	(1,129,296)	(1,127,043)
Retained earnings	1,292,320	1,208,994
Accumulated other comprehensive income	8	298
Total stockholders’ equity	741,278	642,106
Total liabilities and stockholders’ equity	$2,363,977	$2,094,107

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$673,237	$658,175	$2,051,598	$1,347,708
Cost of revenue	467,355	461,776	1,476,880	953,189
Gross profit	205,882	196,399	574,718	394,519
Operating expenses:
Selling, general and administrative	147,391	154,584	365,816	302,315
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	31,583	37,753	64,823	75,635
Goodwill impairment loss	—	109,515	—	109,515
Long-lived assets impairment loss	—	18,262	—	18,262
Total operating expenses	178,974	320,114	430,639	505,727
Income (loss) from operations	26,908	(123,715)	144,079	(111,208)
Interest expense, net, and other	7,009	11,360	13,721	23,684
Income (loss) before income taxes	19,899	(135,075)	130,358	(134,892)
Income tax expense (benefit)	(1,261)	(18,873)	47,032	(17,598)
Net income (loss)	$21,160	$(116,202)	$83,326	$(117,294)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	(105)	145	(290)	206
Other comprehensive income (loss)	(105)	145	(290)	206

Comprehensive income (loss)	$21,055	$(116,057)	$83,036	$(117,088)

Net income (loss) per common share:
Basic	$0.54	$(3.02)	$2.14	$(3.06)
Diluted	$0.53	$(3.02)	$2.11	$(3.06)
Weighted average common shares outstanding:
Basic	39,021	38,414	38,962	38,363
Diluted	39,732	38,414	39,503	38,363

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	127	1	(1,212)	—	—	—	—	(1,211)
Shares purchased under employee stock purchase plan	—	—	1,292	—	—	—	—	1,292
Share-based compensation	—	—	9,381	—	—	—	—	9,381
Comprehensive income (loss)	—	—	—	—	—	(1,092)	61	(1,031)
Balance, March 31, 2025	50,819	$508	$537,932	(12,613)	$(1,127,043)	$1,303,604	$50	$715,051
Equity awards vested, net of shares withheld for taxes	36	—	(226)	—	—	—	—	(226)
Shares issued under employee stock purchase plan	62	1	—	—	—	—	—	1
Share-based compensation	—	—	8,827	—	—	—	—	8,827
Comprehensive income (loss)	—	—	—	—	—	(116,202)	145	(116,057)
Balance, June 30, 2025	50,917	$509	$546,533	(12,613)	$(1,127,043)	$1,187,402	$195	$607,596

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	51,054	$511	$559,346	(12,613)	$(1,127,043)	$1,208,994	$298	$642,106
Equity awards vested, net of shares withheld for taxes	216	2	(2,132)	—	—	—	—	(2,130)
Shares purchased under employee stock purchase plan	—	—	957	—	—	—	—	957
Share-based compensation	—	—	9,892	—	—	—	—	9,892
Comprehensive income (loss)	—	—	—	—	—	62,166	(185)	61,981
Balance, March 31, 2026	51,270	$513	$568,063	(12,613)	$(1,127,043)	$1,271,160	$113	$712,806
Repurchase of common stock	—	—	—	(85)	(2,253)	—	—	(2,253)
Equity awards vested, net of shares withheld for taxes	87	1	(113)	—	—	—	—	(112)
Shares purchased and issued under employee stock purchase plan	57	—	(57)	—	—	—	—	(57)
Share-based compensation	—	—	9,839	—	—	—	—	9,839
Comprehensive income (loss)	—	—	—	—	—	21,160	(105)	21,055
Balance, June 30, 2026	51,414	$514	$577,732	(12,698)	$(1,129,296)	$1,292,320	$8	$741,278

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$83,326	$(117,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	69,758	79,742
Non-cash interest expense and other	1,422	1,217
Increase in allowance for credit losses and sales credits	6,290	5,746
Provision for deferred income taxes	(2,840)	(33,762)
Share-based compensation	19,731	18,208
Loss on disposal or impairment of long-lived assets	558	18,296
Net gain on investments in available-for-sale securities	(81)	(29)
Goodwill impairment loss	—	109,515
Net loss on deferred compensation balances	702	1,063
Non-cash lease expense	(632)	41
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,236)	40,660
Accounts receivable, subcontractor	5,874	11,379
Income taxes receivable	3,659	1,091
Prepaid expenses	219	3,802
Other current assets	(4,963)	(4,837)
Other assets	12,052	3,645
Accounts payable and accrued expenses	31,171	(6,756)
Accrued compensation and benefits	13,629	(19,566)
Other liabilities	143,244	52,080
Deferred revenue	(4,361)	6,978
Net cash provided by operating activities	372,522	171,219

Cash flows from investing activities:
Purchase and development of fixed assets	(15,780)	(19,775)
Purchase of investments	(4,322)	(34,119)
Proceeds from sale and maturity of investments	4,525	7,239
Payments to fund deferred compensation plan	(637)	(3,256)
Proceeds from settlements of company-owned life insurance policies	—	3,274
Cash paid for acquisitions, net of cash and restricted cash received	(2,990)	—
Cash paid for other intangibles	(510)	—
Net cash used in investing activities	(19,714)	(46,637)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Payments on revolving credit facility	(25,000)	(185,000)
Proceeds from revolving credit facility	—	45,000
Repurchase of common stock	(2,253)	—
Payment of financing costs	(5)	—
Cash paid for shares withheld for taxes	(2,242)	(1,437)
Net cash used in financing activities	(29,500)	(141,437)
Net increase (decrease) in cash, cash equivalents and restricted cash	323,308	(16,855)
Cash, cash equivalents and restricted cash at beginning of period	67,171	89,305
Cash, cash equivalents and restricted cash at end of period	$390,479	$72,450

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,277	$4,291
Cash paid for interest (net of $108 and $117 capitalized for the six months ended June 30, 2026 and 2025, respectively)	$7,815	$23,600
Cash paid for income taxes	$44,833	$11,224
Acquisitions:
Goodwill	$3,190	$—
Deferred tax asset to goodwill	73	—
Intangible assets	1,500	—
Liabilities assumed	(3)	—
Contingent consideration liabilities	(1,770)	—
Net cash paid for acquisitions	$2,990	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,591	$1,358
Right-of-use assets obtained in exchange for operating lease liabilities	$223	$544

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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The guidance provides a practical expedient and an accounting policy election when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. An entity is allowed to assume the remaining life of an asset unchanged at the balance sheet date. This standard was effective on a prospective basis for fiscal years beginning after December 15, 2025. Upon adoption, the Company did not elect the practical expedient or make an accounting policy election under this ASU; therefore, this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.
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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$361,836	$33,972
Restricted cash and cash equivalents (included in other current assets)	22,486	21,628
Restricted cash, cash equivalents and investments	39,703	45,606
Total cash, cash equivalents and restricted cash and investments	424,025	101,206
Less restricted investments	(33,546)	(34,035)
Total cash, cash equivalents and restricted cash	$390,479	$67,171
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2026	2025
Balance as of January 1,	$16,580	$32,421
Provision for expected credit losses	(1,027)	4,655
Amounts written off charged against the allowance	(4,034)	(13,073)
Allowance for credit losses in assets held for sale	—	(91)
Balance as of June 30,	$11,519	$23,912
Reclassifications
To conform to the current year presentation, certain reclassifications have been made to prior year balances in the accompanying Note (4), “Segment Information.” For comparability purposes, certain prior-year amounts have been separately presented in the accompanying Note (6), “Fair Value Measurement” to conform to the current year presentation. These amounts were previously included within other disclosed balances and were not separately presented in prior periods. Separate presentation in the comparative fair value hierarchy table enhances period-to-period comparability and does not affect previously reported total assets, liabilities, stockholders’ equity, net income or cash flows.

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
Revenue from temporary staffing services is recognized as the services are rendered by clinical and non-clinical healthcare professionals. Under the Company’s managed services program (“MSP”) arrangements, the Company manages all or a part of a customer’s supplemental workforce needs utilizing its own network of healthcare professionals along with those of third-party subcontractors. Revenue and the related direct costs are recorded in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. Revenue is recorded on a gross basis when the Company utilizes its own network of healthcare professionals (including nurses, allied healthcare professionals, locum tenens, and executive and leadership interim staff). Conversely, when the Company uses subcontractors under an MSP arrangement and acts as an agent, revenue is recorded net of the related subcontractor’s expense. Revenue from permanent placement and recruitment process outsourcing services is recognized as the services are rendered. Depending on the arrangement, the Company’s technology-enabled service revenue is recognized either as the services are rendered or ratably over the applicable arrangement’s service period. Revenue for the language services business is recorded on a gross basis. Under vendor management systems arrangements, revenue is recorded on a net basis as an agent because other companies are primarily responsible for providing the staffing services, for which the Company is entitled to a percentage fee.
The Company’s customers are primarily billed as services are rendered. Fees billed in advance of being earned are recorded as deferred revenue. For labor disruption engagements, customer deposits received prior to service delivery are recorded as contract liabilities within client deposits, with revenue recognized over time as staffing and related services are provided during the event. As of the reporting date, the Company has completed five labor disruption events. One event has been fully settled with the customer, and the remaining four events are in various stages of reconciliation, including both internally and with customers. Revenue recognized for these events reflects management’s estimates of staffing volume, billable hours, contractual rates, and reimbursable costs, as final utilization and cost data becomes available after deployment. Upon completion, actual revenue and related costs are reconciled to deposits received, which may result in a refund from contract liabilities or an incremental invoice. The Company delivered all reconciliation packages to the customers during the second quarter. The Company is currently working with the customers to review and finalize the reconciliations and expects customer approval and settlement to occur during the third and fourth quarters.
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

3. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$21,160	$(116,202)	$83,326	$(117,294)

Net income (loss) per common share - basic	$0.54	$(3.02)	$2.14	$(3.06)
Net income (loss) per common share - diluted	$0.53	$(3.02)	$2.11	$(3.06)

Weighted average common shares outstanding - basic	39,021	38,414	38,962	38,363
Plus dilutive effect of potential common shares	711	—	541	—
Weighted average common shares outstanding - diluted	39,732	38,414	39,503	38,363

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	109	157	343	110
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

	Three Months Ended June 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$421,968	$164,582	$86,687	$673,237
Cost of revenue	301,940	120,899	44,516	467,355
Gross profit	120,028	43,683	42,171	205,882
Segment selling, general and administrative expenses	61,789	32,637	20,065	114,491
Depreciation (included in cost of revenue)	—	—	(2,515)	(2,515)
Segment operating income	$58,239	$11,046	$24,621	93,906
Unallocated corporate overhead				23,045
Depreciation and amortization				31,583
Depreciation (included in cost of revenue)				2,515
Share-based compensation				9,855
Interest expense, net, and other				7,009
Income before income taxes				$19,899

	Three Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$381,871	$174,531	$101,773	$658,175
Cost of revenue	290,746	125,371	45,659	461,776
Gross profit	91,125	49,160	56,114	196,399
Segment selling, general and administrative expenses	62,642	35,674	23,037	121,353
Depreciation (included in cost of revenue)	—	—	(2,132)	(2,132)
Segment operating income	$28,483	$13,486	$35,209	77,178
Unallocated corporate overhead				24,404
Depreciation and amortization				37,753
Depreciation (included in cost of revenue)				2,132
Share-based compensation				8,827
Goodwill impairment loss				109,515
Long-lived assets impairment loss				18,262
Interest expense, net, and other				11,360
Loss before income taxes				$(135,075)

	Six Months Ended June 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,549,310	$328,506	$173,782	$2,051,598
Cost of revenue	1,146,819	241,976	88,085	1,476,880
Gross profit	402,491	86,530	85,697	574,718
Segment selling, general and administrative expenses	190,922	64,666	40,741	296,329
Depreciation (included in cost of revenue)	—	—	(4,935)	(4,935)
Segment operating income	$211,569	$21,864	$49,891	283,324
Unallocated corporate overhead				49,740
Depreciation and amortization				64,823
Depreciation (included in cost of revenue)				4,935
Share-based compensation				19,747
Interest expense, net, and other				13,721
Income before income taxes				$130,358

	Six Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$795,132	$348,596	$203,980	$1,347,708
Cost of revenue	610,134	251,883	91,172	953,189
Gross profit	184,998	96,713	112,808	394,519
Segment selling, general and administrative expenses	124,277	68,765	46,456	239,498
Depreciation (included in cost of revenue)	—	—	(4,107)	(4,107)
Segment operating income	$60,721	$27,948	$70,459	159,128
Unallocated corporate overhead				44,609
Depreciation and amortization				75,635
Depreciation (included in cost of revenue)				4,107
Share-based compensation				18,208
Goodwill impairment loss				109,515
Long-lived assets impairment loss				18,262
Interest expense, net, and other				23,684
Loss before income taxes				$(134,892)
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2026	$259,137	$128,245	$368,427	$755,809
Goodwill from Jaide Health acquisition	—	—	3,190	3,190
Balance, June 30, 2026	$259,137	$128,245	$371,617	$758,999
Accumulated impairment loss as of December 31, 2025 and June 30, 2026	$277,727	$269,184	$—	$546,911

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended June 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$228,011	$—	$—	$228,011
Labor disruption services	25,262	—	—	25,262
Local staffing	8,061	—	—	8,061
Allied staffing	157,216	—	—	157,216
Locum tenens staffing	—	130,767	—	130,767
Interim leadership staffing	—	22,113	—	22,113
Temporary staffing	418,550	152,880	—	571,430
Permanent placement (1)	3,418	11,702	—	15,120
Language services	—	—	69,607	69,607
Vendor management systems	—	—	15,160	15,160
Technology-enabled services	—	—	84,767	84,767
Talent planning and acquisition	—	—	1,920	1,920
Total revenue	$421,968	$164,582	$86,687	$673,237

	Three Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$208,018	$—	$—	$208,018
Labor disruption services	15,751	—	—	15,751
Local staffing	9,708	—	—	9,708
Allied staffing	145,637	—	—	145,637
Locum tenens staffing	—	142,551	—	142,551
Interim leadership staffing	—	22,742	—	22,742
Temporary staffing	379,114	165,293	—	544,407
Permanent placement (1)	2,757	9,238	—	11,995
Language services	—	—	75,706	75,706
Vendor management systems	—	—	19,023	19,023
Other technologies	—	—	4,298	4,298
Technology-enabled services	—	—	99,027	99,027
Talent planning and acquisition	—	—	2,746	2,746
Total revenue	$381,871	$174,531	$101,773	$658,175

	Six Months Ended June 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$469,500	$—	$—	$469,500
Labor disruption services	747,233	—	—	747,233
Local staffing	17,370	—	—	17,370
Allied staffing	308,505	—	—	308,505
Locum tenens staffing	—	261,956	—	261,956
Interim leadership staffing	—	45,093	—	45,093
Temporary staffing	1,542,608	307,049	—	1,849,657
Permanent placement (1)	6,702	21,457	—	28,159
Language services	—	—	138,549	138,549
Vendor management systems	—	—	31,105	31,105
Technology-enabled services	—	—	169,654	169,654
Talent planning and acquisition	—	—	4,128	4,128
Total revenue	$1,549,310	$328,506	$173,782	$2,051,598

	Six Months Ended June 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$423,465	$—	$—	$423,465
Labor disruption services	54,382	—	—	54,382
Local staffing	19,429	—	—	19,429
Allied staffing	293,133	—	—	293,133
Locum tenens staffing	—	283,397	—	283,397
Interim leadership staffing	—	46,559	—	46,559
Temporary staffing	790,409	329,956	—	1,120,365
Permanent placement (1)	4,723	18,640	—	23,363
Language services	—	—	150,616	150,616
Vendor management systems	—	—	38,434	38,434
Other technologies	—	—	8,677	8,677
Technology-enabled services	—	—	197,727	197,727
Talent planning and acquisition	—	—	6,253	6,253
Total revenue	$795,132	$348,596	$203,980	$1,347,708
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.
The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
International nurse staffing (1)	$36,435	$29,619	$70,857	$61,525
International nurse permanent placement (2)	3,418	2,757	6,702	4,723
Total international nurse revenue	$39,853	$32,376	$77,559	$66,248
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

6. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (4), Fair Value Measurement” of the 2025 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the six months ended June 30, 2026.
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

	As of June 30, 2026	As of December 31, 2025
Commercial paper	$10,813	$12,985
Total classified as restricted cash equivalents	$10,813	$12,985

Commercial paper	$1,569	$1,449
Corporate bonds	31,977	32,586
Total classified as restricted investments	$33,546	$34,035
The Company’s contingent consideration liabilities associated with acquisitions are measured at fair value using a probability-weighted discounted cash flow analysis or a simulation-based methodology for the acquired companies, which are Level 3 inputs. The Company recognizes changes to the fair value of its contingent consideration liabilities in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). There were no assets or liabilities measured on a recurring basis with Level 3 inputs outstanding as of December 31, 2025.
The following table presents information about the above-referenced assets and liabilities and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2026				Fair Value Measurements as of December 31, 2025
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$320,156	$—	$—	$320,156	$10,012	$—	$—	$10,012
Deferred compensation	(214,298)	—	—	(214,298)	(205,390)	—	—	(205,390)
Commercial paper	—	12,382	—	12,382	—	14,434	—	14,434
Corporate bonds	—	31,977	—	31,977	—	32,586	—	32,586
Acquisition contingent consideration liabilities	—	—	(1,770)	(1,770)	—	—	—	—
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available, such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income (loss). As of June 30, 2026, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of June 30, 2026 and December 31, 2025.

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

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$350,000	$338,625	$350,000	$331,188
2031 Notes	400,000	401,000	400,000	398,500
On July 1, 2025, the Company completed the sale of its Smart Square scheduling software, a service offering of the Company’s workforce optimization business within its technology and workforce solutions segment. As a result of the sale, the Company received cash consideration of $65,320 and is owed a 9.00% promissory note of $10,000 (the “2027 Note Receivable”) payable on January 1, 2027. The Company initially recognized the 2027 Note Receivable at its estimated fair value of $9,899 using Level 2 inputs, including observable market interest rates and pricing for similar credit facilities. The fair value of the 2027 Note Receivable was not re-measured as of June 30, 2026 as there were no material changes in contractual terms, counterparty credit risk, or other relevant factors. The carrying amount of $9,965 approximates its fair value and is classified as a current asset in the consolidated balance sheet as of June 30, 2026.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states, and foreign jurisdictions. With few exceptions, as of June 30, 2026, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2022.
The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company has assessed its impact on the consolidated financial statements and determined there was no material impact to income tax expense or the effective tax rate as of June 30, 2026.

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

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	June 30, 2026	December 31, 2025
Other current assets:
Restricted cash and cash equivalents	$22,486	$21,628
Income taxes receivable	4,847	8,506
Subcontractor deposits	8,773	14,927
Other	25,991	14,874
Other current assets	$62,097	$59,935

Fixed assets:
Furniture and equipment	$102,820	$97,879
Software	371,780	436,891
Leasehold improvements	16,388	16,388
	490,988	551,158
Accumulated depreciation	(373,644)	(414,797)
Fixed assets, net	$117,344	$136,361

Other assets:
Life insurance cash surrender value	$227,157	$215,513
Operating lease right-of-use assets	24,406	27,047
Other	29,235	39,992
Other assets	$280,798	$282,552

Accounts payable and accrued expenses:
Trade accounts payable	$35,338	$37,049
Subcontractor payable	59,764	47,896
Accrued expenses	69,159	53,598
Loss contingencies	9,100	6,721
Professional liability reserve	11,494	9,506
Other	8,357	7,198
Accounts payable and accrued expenses	$193,212	$161,968

Accrued compensation and benefits:
Accrued payroll	$48,048	$45,166
Accrued bonuses and commissions	43,030	28,306
ESPP contributions	551	545
Workers compensation reserve	7,882	8,636
Deferred compensation	214,298	205,390
Other	11,219	10,794
Accrued compensation and benefits	$325,028	$298,837

Other current liabilities:
Client deposits and reserves	237,244	97,337
Operating lease liabilities	5,793	6,009
Deferred revenue	5,138	9,497
Other	4,074	3,966
Other current liabilities	$252,249	$116,809

Other long-term liabilities:
Workers compensation reserve	$16,450	$15,969
Professional liability reserve	46,159	44,433
Operating lease liabilities	27,082	30,140
Other	19,584	16,792
Other long-term liabilities	$109,275	$107,334

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

We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended June 30, 2026, we recorded revenue of $673.2 million, as compared to $658.2 million for the same period last year. For the six months ended June 30, 2026, we recorded revenue of $2,051.6 million, as compared to $1,347.7 million for the same period last year.
Nurse and allied solutions segment revenue comprised 76% and 59% of total consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor-neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 16% and 26% of total consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives on variable-length assignments across all healthcare settings.
Technology and workforce solutions segment revenue comprised 8% and 15% of total consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include advisory, planning, and analytics, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
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
Recent Trends
The nurse and allied solutions segment included substantial labor disruption staffing revenue in the first quarter. The travel nurse division also was impacted by the labor disruption events, with heightened demand for rapid response nurses at elevated bill rates in the first quarter. While labor disruption and travel nurse revenue was lower sequentially in the second quarter, we are seeing positive trends in our base travel nurse business. Demand for travel nurses increased compared to the prior quarter and prior year along with increases in the percentage of orders filled, and as a result, traveler volume was higher than prior year. The international nurse business continued its sequential growth and year-over-year growth in the second quarter with strong traveler and direct placement growth. Allied staffing continued to experience sequential increases in demand during the second quarter, with volume demonstrating strong year-over-year growth.
In our physician and leadership solutions segment, demand for our locum tenens staffing business in the second quarter increased from prior year and prior quarter. Days filled were lower compared to prior year but up slightly sequentially. Revenue per day filled was in line with prior year but was down sequentially. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Volume for our search business in the second quarter was higher compared to prior year and prior quarter, with particular strength in physician permanent placement and executive search. Demand for interim leadership was lower compared to prior year but higher sequentially.
In our technology and workforce solutions segment, second quarter minutes in our language services business were in line with prior year and higher compared to prior quarter. Ongoing pricing pressure for language services continues to be a headwind due to increased market competition. Volume in our VMS business declined compared to prior year and prior quarter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.4	70.2	72.0	70.7
Gross profit	30.6	29.8	28.0	29.3
Selling, general and administrative	21.9	23.5	17.8	22.4
Depreciation and amortization	4.7	5.7	3.2	5.7
Goodwill impairment loss	—	16.6	—	8.1
Long-lived assets impairment loss	—	2.8	—	1.4
Income (loss) from operations	4.0	(18.8)	7.0	(8.3)
Interest expense, net, and other	1.0	1.7	0.6	1.7
Income (loss) before income taxes	3.0	(20.5)	6.4	(10.0)
Income tax expense (benefit)	(0.1)	(2.8)	2.3	(1.3)
Net income (loss)	3.1%	(17.7)%	4.1%	(8.7)%

Comparison of Results for the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenue. Revenue increased 2% to $673.2 million for the three months ended June 30, 2026 from $658.2 million for the same period in 2025, attributable to higher revenue in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended June 30,
	2026	2025
Nurse and allied solutions	$421,968	$381,871
Physician and leadership solutions	164,582	174,531
Technology and workforce solutions	86,687	101,773
	$673,237	$658,175

Nurse and allied solutions segment revenue increased 11% to $422.0 million for the three months ended June 30, 2026 from $381.9 million for the same period in 2025. The $40.1 million increase was primarily attributable to a $20.3 million increase driven by a 6% increase in the average number of travelers on assignment, a $10.0 million increase in labor disruption revenue related to reserve releases and billing true ups from multiple large scale labor disruption events that we supported in the prior periods, an $8.6 million increase driven by non-volume revenue, and a $3.3 million increase driven by a 1% increase in average billable hours.
Physician and leadership solutions segment revenue decreased 6% to $164.6 million for the three months ended June 30, 2026 from $174.5 million for the same period in 2025. The $9.9 million decrease was primarily attributable to lower revenue in our locum tenens business, partially offset by higher revenue in our physician permanent placement and executive search business within the segment. Revenue in our locum tenens business declined $11.8 million (or 8%) due to a $12.1 million decline from an 8% decrease in the number of days filled. Our physician permanent placement and executive search business increased $2.5 million (or 26.7%) primarily due to higher new search volume in the quarter.

Technology and workforce solutions segment revenue decreased 15% to $86.7 million for the three months ended June 30, 2026 from $101.8 million for the same period in 2025. The $15.1 million decrease was primarily attributable to declines in our ongoing businesses and a service line divestiture. Revenue for our language services business declined $6.1 million (or 8%) primarily due to lower pricing, our other technology business declined $4.3 million (or 100%) due to the sale of our Smart Square scheduling software in the third quarter of 2025, and our VMS business declined $3.9 million (or 20%) due to lower staffing utilization on the platforms along with several client losses.
For the three months ended June 30, 2026 and 2025, revenue under our MSP arrangements comprised approximately 46% and 44% of consolidated revenue, 66% and 68% of nurse and allied solutions segment revenue, 19% and 17% of physician and leadership solutions segment revenue, and 1% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, increased 1% to $467.4 million for the three months ended June 30, 2026 from $461.8 million for the same period in 2025. The $5.6 million increase was primarily attributable to the increase in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended June 30,
	2026	2025
Nurse and allied solutions	$301,940	$290,746
Physician and leadership solutions	120,899	125,371
Technology and workforce solutions	44,516	45,659
	$467,355	$461,776

The increase in our nurse and allied solutions segment was primarily attributable to a $9.3 million increase in clinician pay package costs, including housing, travel and allowances, primarily due to the increase in the average number of travelers on assignment.

Gross Profit. Gross profit increased 5% to $205.9 million for the three months ended June 30, 2026 from $196.4 million for the same period in 2025, representing gross margins of 30.6% and 29.8%, respectively. The increase in consolidated gross margin for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to higher margin in our nurse and allied solutions segment driven by reserve releases and billing true ups from multiple large scale labor disruption events that we supported in the prior periods. The overall increase was partially offset by (1) a lower margin in our physician and leadership solutions segment driven by increases in sales reserve and allowances and (2) a lower margin in our technology and workforce solutions segment primarily due to lower bill rates in our language services business due to increased market competition, a shift in sales mix resulting from reduced revenue in our higher-margin VMS business, and the sale of our Smart Square scheduling software. Gross margin by reportable segment for the three months ended June 30, 2026 and 2025 was 28.4% and 23.9% for nurse and allied solutions, 26.5% and 28.2% for physician and leadership solutions, and 48.6% and 55.1% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended June 30,
	2026	2025
Nurse and allied solutions	$120,028	$91,125
Physician and leadership solutions	43,683	49,160
Technology and workforce solutions	42,171	56,114
	$205,882	$196,399

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $147.4 million, representing 21.9% of revenue, for the three months ended June 30, 2026, as compared to $154.6 million, representing 23.5% of revenue, for the same period in 2025. The decrease in SG&A expenses was primarily due to a $5.8 million decrease in the provision for expected credit losses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended June 30,
	2026	2025
Nurse and allied solutions	$61,789	$62,642
Physician and leadership solutions	32,637	35,674
Technology and workforce solutions	20,065	23,037
Unallocated corporate overhead	23,045	24,404
Share-based compensation	9,855	8,827
	$147,391	$154,584
Depreciation and Amortization Expenses. Amortization expense decreased 11% to $17.5 million for the three months ended June 30, 2026 from $19.6 million for the same period in 2025, primarily attributable to having more intangible assets fully amortized during the three months ended June 30, 2026. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 23% to $14.1 million for the three months ended June 30, 2026 from $18.1 million for the same period in 2025, primarily attributable to the mix of depreciable assets and their useful lives. Additionally, $2.5 million and $2.1 million of depreciation expense for our language services business is included in cost of revenue for the three months ended June 30, 2026 and 2025, respectively.
Goodwill Impairment Loss. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the three months ended June 30, 2025.
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the three months ended June 30, 2025.
Interest Expense, Net, and Other. Interest expense, net, and other was $7.0 million during the three months ended June 30, 2026 as compared to $11.4 million for the same period in 2025. The decrease was primarily due to a lower average debt outstanding balance, as well as interest income earned on excess cash during the three months ended June 30, 2026.

Income Tax Benefit. Income tax benefit was $(1.3) million for the three months ended June 30, 2026 as compared to $(18.9) million for the same period in 2025, reflecting effective income tax rates of (6)% and 14% for these periods, respectively. The decrease in the effective income tax rate was primarily attributable to the recognition of $0.6 million of net discrete tax expense during the three months ended June 30, 2026 compared to a $0.9 million net discrete tax expense during the same period in 2025, along with a goodwill impairment loss recognized in the prior year, in relation to income (loss) before income taxes of $19.9 million and $(135) million for the three months ended June 30, 2026 and 2025, respectively. We currently estimate our annual effective tax rate to be approximately 36% for 2026. The (6)% effective tax rate for the three months ended June 30, 2026 differs from our estimated annual effective tax rate of 36% primarily due to certain tax benefits recognized during the three months ended June 30, 2026, in relation to income before income taxes.

Comparison of Results for the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Revenue. Revenue increased 52% to $2,051.6 million for the six months ended June 30, 2026 from $1,347.7 million for the same period in 2025, attributable to higher revenue in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Six Months Ended June 30,
	2026	2025
Nurse and allied solutions	$1,549,310	$795,132
Physician and leadership solutions	328,506	348,596
Technology and workforce solutions	173,782	203,980
	$2,051,598	$1,347,708

Nurse and allied solutions segment revenue increased 95% to $1,549.3 million for the six months ended June 30, 2026 from $795.1 million for the same period in 2025. The $754.2 million increase was primarily attributable to a $693.0 million increase in labor disruption revenue from multiple large scale labor disruption events that we supported in the current year, a $30.4 million increase driven by a 4% increase in the average number of travelers on assignment, a $19.1 million increase driven by an approximately 3% increase in the average bill rate, and a $6.4 million increase driven by an approximately 1% increase in average billable hours.
Physician and leadership solutions segment revenue decreased 6% to $328.5 million for the six months ended June 30, 2026 from $348.6 million for the same period in 2025. The $20.1 million decrease in the segment revenue was primarily attributable to a decline in revenue in our locum tenens business due to a $25.0 million decline driven by a 9% decrease in the number of days filled, partially offset by a $3.5 million increase driven by a 1% increase in the revenue per day filled.
Technology and workforce solutions segment revenue decreased 15% to $173.8 million for the six months ended June 30, 2026 from $204.0 million for the same period in 2025. The $30.2 million decrease was primarily attributable to declines in our ongoing businesses and a service line divestiture. Revenue for our language services business declined $12.1 million (or 8%) primarily due to lower pricing, our other technology business declined $8.7 million (or 100%) due to the sale of our Smart Square scheduling software in the third quarter of 2025, and our VMS business declined $7.3 million (or 19%) primarily due to lower staffing utilization on the platforms along with several client losses.
For the six months ended June 30, 2026 and 2025, revenue under our MSP arrangements comprised approximately 65% and 46% of consolidated revenue, 82% and 69% of nurse and allied solutions segment revenue, 20% and 18% of physician and leadership solutions segment revenue, and 1% and 4% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue increased 55% to $1,476.9 million for the six months ended June 30, 2026 from $953.2 million for the same period in 2025. The $523.7 million increase was primarily attributable to the increase in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Six Months Ended June 30,
	2026	2025
Nurse and allied solutions	$1,146,819	$610,134
Physician and leadership solutions	241,976	251,883
Technology and workforce solutions	88,085	91,172
	$1,476,880	$953,189

The increase in our nurse and allied solutions segment was primarily attributable to a $529.6 million increase in clinician pay package costs, including housing, travel and allowances, primarily due to the increase in labor disruption activities.

Gross Profit. Gross profit increased 46% to $574.7 million for the six months ended June 30, 2026 from $394.5 million for the same period in 2025, representing gross margins of 28.0% and 29.3%, respectively. The decline in consolidated gross margin for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to (1) lower margins in our physician and leadership solutions segments driven by increases in sales reserve and allowances, compression in provider rates, including housing and travel, and increased market competition and (2) a lower margin in our technology and workforce solutions segment primarily due to pricing pressure for our language services business due to increased market competition and a shift in sales mix resulting from reduced revenue in our higher-margin VMS business and the sale of our Smart Square scheduling software. The overall decline was partially offset by a revenue mix shift to higher margin labor disruption business in our nurse and allied solutions segment. Gross margin by reportable segment for the six months ended June 30, 2026 and 2025 was 26.0% and 23.3% for nurse and allied solutions, 26.3% and 27.7% for physician and leadership solutions, and 49.3% and 55.3% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Six Months Ended June 30,
	2026	2025
Nurse and allied solutions	$402,491	$184,998
Physician and leadership solutions	86,530	96,713
Technology and workforce solutions	85,697	112,808
	$574,718	$394,519

Selling, General and Administrative Expenses. SG&A expenses were $365.8 million, representing 17.8% of revenue, for the six months ended June 30, 2026, as compared to $302.3 million, representing 22.4% of revenue, for the same period in 2025. The increase in SG&A expenses was primarily due to a $43.7 million increase in employee compensation and benefits (inclusive of share-based compensation) and a $21.8 million increase in other expenses primarily in support of the large labor disruption events in the current year. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Six Months Ended June 30,
	2026	2025
Nurse and allied solutions	$190,922	$124,277
Physician and leadership solutions	64,666	68,765
Technology and workforce solutions	40,741	46,456
Unallocated corporate overhead	49,740	44,609
Share-based compensation	19,747	18,208
	$365,816	$302,315

Depreciation and Amortization Expenses. Amortization expense decreased 9% to $35.4 million for the six months ended June 30, 2026 from $39.0 million for the same period in 2025, primarily attributable to certain intangible assets becoming fully amortized during the six months ended June 30, 2026. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 20% to $29.4 million for the six months ended June 30, 2026 from $36.6 million for the same period in 2025, primarily attributable to the mix of depreciable assets and their useful lives. Additionally, $4.9 million and $4.1 million of depreciation expense for our language services business is included in cost of revenue for the six months ended June 30, 2026 and 2025, respectively.
Goodwill Impairment Loss. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the six months ended June 30, 2025.
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the six months ended June 30, 2025.
Interest Expense, Net, and Other. Interest expense, net, and other was $13.7 million during the six months ended June 30, 2026 as compared to $23.7 million for the same period in 2025. The decrease was primarily due to a lower average debt outstanding balance, as well as interest income earned on excess cash during the six months ended June 30, 2026.
Income Tax Expense (Benefit). Income tax expense (benefit) was $47 million for the six months ended June 30, 2026 as compared to $(17.6) million for the same period in 2025, reflecting effective income tax rates of 36% and 13% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily attributable to a significant increase in income (loss) before income taxes year over year, mostly related to the increase in labor disruption revenue in the current year and the goodwill impairment loss recognized in the prior year.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	$372,522	$171,219
Net cash used in investing activities	(19,714)	(46,637)
Net cash used in financing activities	(29,500)	(141,437)
Net increase (decrease) in cash, cash equivalents and restricted cash	$323,308	$(16,855)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.
As of June 30, 2026, (1) no amount was drawn with $430.0 million of available credit under our $450.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million, and (3) the aggregate principal amount of our 6.500% senior notes due 2031 (the “2031 Notes”) outstanding was $400.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2029 Notes, and the 2031 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement” of our 2025 Annual Report.
As of June 30, 2026, the total of our contractual obligations under operating leases with initial terms in excess of one year was $38.0 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Leases” of our 2025 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
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
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $372.5 million, compared to $171.2 million for the same period in 2025. The increase in net cash provided by operations was primarily attributable to (1) a year-over-year increase in net income (loss) excluding non-cash items of $95.5 million primarily due to higher segment operating income in our nurse and allied solutions segment, (2) an increase in other liabilities between periods of $91.2 million primarily related to receipts of client deposits and related reserves, (3) an increase in accounts payable and accrued expenses between periods of $37.9 million primarily due to the timing of payments, and (4) an increase in accrued compensation and benefits between periods of $33.2 million primarily related to our labor disruption services.
The overall increase in net cash provided by operating activities was partially offset by an increase in accounts receivable and subcontractor receivables between periods of $52.4 million primarily due to the timing of collections.
Our Days Sales Outstanding (“DSO”) was 52 days as of June 30, 2026, 47 days as of December 31, 2025, and 54 days as of June 30, 2025; excluding our labor disruption business, DSO was 54 days, 56 days and 56 days, respectively.
Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $19.7 million, compared to net cash used in investing activities of $46.6 million for the same period in 2025. The decrease was primarily due to net proceeds of investments of $0.2 million during the six months ended June 30, 2026, as compared to a net purchase of $26.9 million during the six months ended June 30, 2025. In addition, capital expenditures were $15.8 million and $19.8 million for the six months ended June 30, 2026 and 2025, respectively.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 was $29.5 million, due to repayments of $25.0 million under the Senior Credit Facility, $2.3 million paid in connection with the repurchase of our common stock, and $2.2 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the six months ended June 30, 2025 was $141.4 million, due to repayments of $185.0 million under the Senior Credit Facility and $1.4 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $45.0 million under the Senior Credit Facility.
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
Letters of Credit
At June 30, 2026, we maintained outstanding standby letters of credit totaling $20.7 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.7 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.0 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2025 totaled $20.8 million.
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
•the effects of any future pandemic or health crisis on our business, financial condition and results of operations;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and six months ended June 30, 2026, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026. A 100 basis point change in interest rates as of June 30, 2026 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three and six months ended June 30, 2026, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of June 30, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $224.4 million remained as of June 30, 2026. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the six months ended June 30, 2026, we repurchased approximately 85 thousand shares of common stock at an average price of $26.33 per share excluding broker’s fees, resulting in an aggregate purchase price of $2.3 million excluding the effect of excise taxes, funded through cash on hand. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11)(b), Capital Stock—Treasury Stock” set forth in our 2025 Annual Report.
The following table presents repurchases of our common stock, which excludes the effect of excise taxes, during the six months ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2026	—	$—	—	$226,658,470
February 1 - 28, 2026	—	$—	—	$226,658,470
March 1 - 31, 2026	—	$—	—	$226,658,470
April 1 - 30, 2026	—	$—	—	$226,658,470
May 1 - 31, 2026	85,487	$26.33	85,487	$224,405,256
June 1 - 30, 2026	—	$—	—	$224,405,256

Total	85,487	$26.33	85,487	$224,405,256
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by Caroline S. Grace pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by Brian M. Scott pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by Caroline S. Grace pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Brian M. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File. The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2026

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)