Form 10-Q
period 2026-09-30
AMN HEALTHCARE SERVICES INC
filed 2026-11-06
CIK 1142750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
As of November 3, 2026, there were 38,562,904 shares of common stock, $0.01 par value, outstanding.

Auditor Name: KPMG LLP        Auditor Location: San Diego, California        Auditor Firm ID: 185

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$255,978	$33,972
Accounts receivable, net of allowances of $11,413 and $16,580 at September 30, 2026 and December 31, 2025, respectively	417,585	382,560
Accounts receivable, subcontractor	42,882	48,041
Prepaid expenses	24,359	20,868
Other current assets	62,924	59,935
Total current assets	803,728	545,376
Restricted cash, cash equivalents and investments	41,385	45,606
Fixed assets, net of accumulated depreciation of $385,198 and $414,797 at September 30, 2026 and December 31, 2025, respectively	111,525	136,361
Other assets	282,783	282,552
Deferred income taxes, net	60,739	44,877
Goodwill	758,999	755,809
Intangible assets, net of accumulated amortization of $613,321 and $561,590 at September 30, 2026 and December 31, 2025, respectively	233,809	283,526
Total assets	$2,292,968	$2,094,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,926	$161,968
Accrued compensation and benefits	346,149	298,837
Other current liabilities	129,705	116,809
Total current liabilities	665,780	577,614
Revolving credit facility	—	25,000
Notes payable, net of unamortized fees and premium	743,370	742,053
Other long-term liabilities	108,808	107,334
Total liabilities	1,517,958	1,452,001
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 51,433 issued and 38,484 outstanding at September 30, 2026 and 51,054 issued and 38,441 outstanding at December 31, 2025	514	511
Additional paid-in capital	586,839	559,346
Treasury stock, at cost; 12,949 and 12,613 shares at September 30, 2026 and December 31, 2025, respectively	(1,137,703)	(1,127,043)
Retained earnings	1,325,714	1,208,994
Accumulated other comprehensive income (loss)	(354)	298
Total stockholders’ equity	775,010	642,106
Total liabilities and stockholders’ equity	$2,292,968	$2,094,107

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$717,272	$634,496	$2,768,870	$1,982,204
Cost of revenue	488,149	450,084	1,965,029	1,403,273
Gross profit	229,123	184,412	803,841	578,931
Operating expenses:
Selling, general and administrative	149,267	138,594	515,083	440,909
Depreciation and amortization (exclusive of depreciation included in cost of revenue)	29,339	37,380	94,162	113,015
Gain on sale of disposal group	—	(39,180)	—	(39,180)
Goodwill impairment loss	—	—	—	109,515
Long-lived assets impairment loss	—	—	—	18,262
Total operating expenses	178,606	136,794	609,245	642,521
Income (loss) from operations	50,517	47,618	194,596	(63,590)
Interest expense, net, and other	7,329	9,627	21,050	33,311
Income (loss) before income taxes	43,188	37,991	173,546	(96,901)
Income tax expense (benefit)	9,794	8,703	56,826	(8,895)
Net income (loss)	$33,394	$29,288	$116,720	$(88,006)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net, and other	(362)	80	(652)	286
Other comprehensive income (loss)	(362)	80	(652)	286

Comprehensive income (loss)	$33,032	$29,368	$116,068	$(87,720)

Net income (loss) per common share:
Basic	$0.85	$0.76	$2.99	$(2.29)
Diluted	$0.83	$0.76	$2.93	$(2.29)
Weighted average common shares outstanding:
Basic	39,109	38,619	39,012	38,449
Diluted	40,165	38,693	39,800	38,449

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2024	50,692	$507	$528,471	(12,613)	$(1,127,043)	$1,304,696	$(11)	$706,620
Equity awards vested, net of shares withheld for taxes	127	1	(1,212)	—	—	—	—	(1,211)
Shares purchased under employee stock purchase plan	—	—	1,292	—	—	—	—	1,292
Share-based compensation	—	—	9,381	—	—	—	—	9,381
Comprehensive income (loss)	—	—	—	—	—	(1,092)	61	(1,031)
Balance, March 31, 2025	50,819	$508	$537,932	(12,613)	$(1,127,043)	$1,303,604	$50	$715,051
Equity awards vested, net of shares withheld for taxes	36	—	(226)	—	—	—	—	(226)
Shares issued under employee stock purchase plan	62	1	—	—	—	—	—	1
Share-based compensation	—	—	8,827	—	—	—	—	8,827
Comprehensive income (loss)	—	—	—	—	—	(116,202)	145	(116,057)
Balance, June 30, 2025	50,917	$509	$546,533	(12,613)	$(1,127,043)	$1,187,402	$195	$607,596
Equity awards vested, net of shares withheld for taxes	27	—	(266)	—	—	—	—	(266)
Shares purchased under employee stock purchase plan		—	998	—	—	—	—	998
Share-based compensation	—	—	6,713	—	—	—	—	6,713
Comprehensive income	—	—	—	—	—	29,288	80	29,368
Balance, September 30, 2025	50,944	$509	$553,978	(12,613)	$(1,127,043)	$1,216,690	$275	$644,409

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2025	51,054	$511	$559,346	(12,613)	$(1,127,043)	$1,208,994	$298	$642,106
Equity awards vested, net of shares withheld for taxes	216	2	(2,132)	—	—	—	—	(2,130)
Shares purchased under employee stock purchase plan	—	—	957	—	—	—	—	957
Share-based compensation	—	—	9,892	—	—	—	—	9,892
Comprehensive income (loss)	—	—	—	—	—	62,166	(185)	61,981
Balance, March 31, 2026	51,270	$513	$568,063	(12,613)	$(1,127,043)	$1,271,160	$113	$712,806
Repurchase of common stock	—	—	—	(85)	(2,253)	—	—	(2,253)
Equity awards vested, net of shares withheld for taxes	87	1	(113)	—	—	—	—	(112)
Shares purchased and issued under employee stock purchase plan	57	—	(57)	—	—	—	—	(57)
Share-based compensation	—	—	9,839	—	—	—	—	9,839
Comprehensive income (loss)	—	—	—	—	—	21,160	(105)	21,055
Balance, June 30, 2026	51,414	$514	$577,732	(12,698)	$(1,129,296)	$1,292,320	$8	$741,278
Repurchase of common stock	—	—	—	(251)	(8,407)	—	—	(8,407)
Equity awards vested, net of shares withheld for taxes	19	—	(322)	—	—	—	—	(322)
Shares purchased under employee stock purchase plan	—	—	900	—	—	—	—	900
Share-based compensation	—	—	8,529	—	—	—	—	8,529
Comprehensive income (loss)	—	—	—	—	—	33,394	(362)	33,032
Balance, September 30, 2026	51,433	$514	$586,839	(12,949)	$(1,137,703)	$1,325,714	$(354)	$775,010

See accompanying notes to unaudited condensed consolidated financial statements.

AMN HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$116,720	$(88,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of revenue)	101,578	119,370
Non-cash interest expense and other	2,125	1,825
Change in fair value of contingent consideration liabilities	12	—
Increase in allowance for credit losses and sales credits	4,893	2,753
Provision for deferred income taxes	(15,699)	(16,883)
Share-based compensation	28,260	24,921
Loss on disposal or impairment of long-lived assets	738	18,294
Gain on sale of disposal group	—	(39,180)
Net gain on investments in available-for-sale securities	(122)	(69)
Goodwill impairment loss	—	109,515
Net loss (gain) on deferred compensation balances	(24)	2,221
Non-cash lease expense	(909)	(324)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(39,918)	40,321
Accounts receivable, subcontractor	5,159	18,871
Income taxes receivable	4,212	(4,542)
Prepaid expenses	(3,491)	4,325
Other current assets	(8,007)	5,928
Other assets	11,428	4,469
Accounts payable and accrued expenses	27,795	(11,284)
Accrued compensation and benefits	33,069	(11,054)
Other liabilities	19,244	9,947
Deferred revenue	(2,069)	2,467
Net cash provided by operating activities	284,994	193,885

Cash flows from investing activities:
Purchase and development of fixed assets	(25,587)	(27,683)
Purchase of investments	(16,882)	(35,082)
Proceeds from sale and maturity of investments	7,405	9,778
Proceeds from sale of disposal group	—	65,320
Payments to fund deferred compensation plan	(637)	(6,125)
Proceeds from settlements of company-owned life insurance policies	638	6,147
Cash paid for acquisitions, net of cash and restricted cash received	(2,990)	—
Cash paid for other intangibles	(510)	—
Net cash provided by (used in) investing activities	(38,563)	12,355

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Payments on revolving credit facility	(25,000)	(285,000)
Proceeds from revolving credit facility	—	75,000
Repurchase of common stock	(10,660)	—
Payment of financing costs	(5)	(948)
Cash paid for shares withheld for taxes	(2,564)	(1,703)
Net cash used in financing activities	(38,229)	(212,651)
Net increase (decrease) in cash, cash equivalents and restricted cash	208,202	(6,411)
Cash, cash equivalents and restricted cash at beginning of period	67,171	89,305
Cash, cash equivalents and restricted cash at end of period	$275,373	$82,894

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,385	$6,778
Cash paid for interest (net of $189 and $165 capitalized for the nine months ended September 30, 2026 and 2025, respectively)	$28,243	$24,385
Cash paid for income taxes	$66,281	$8,325
Acquisitions:
Goodwill	$3,190	$—
Deferred tax asset to goodwill	73	—
Intangible assets	1,500	—
Liabilities assumed	(3)	—
Contingent consideration liabilities	(1,770)	—
Net cash paid for acquisitions	$2,990	$—
Supplemental disclosures of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$1,681	$1,399
Right-of-use assets obtained in exchange for operating lease liabilities	$520	$1,353

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

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$255,978	$33,972
Restricted cash and cash equivalents (included in other current assets)	20,821	21,628
Restricted cash, cash equivalents and investments	41,385	45,606
Total cash, cash equivalents and restricted cash and investments	318,184	101,206
Less restricted investments	(42,811)	(34,035)
Total cash, cash equivalents and restricted cash	$275,373	$67,171
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
The following table provides a reconciliation of activity in the allowance for credit losses for accounts receivable:

	2026	2025
Balance as of January 1,	$16,580	$32,421
Provision for expected credit losses	(583)	2,180
Amounts written off charged against the allowance	(4,584)	(17,131)
Allowance for credit losses in sale of disposal group	—	(91)
Balance as of September 30,	$11,413	$17,379
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
The Company’s customers are primarily billed as services are rendered. Fees billed in advance of being earned are recorded as deferred revenue. For labor disruption engagements, customer deposits received prior to service delivery are recorded as contract liabilities within client deposits, with revenue recognized over time as staffing and related services are provided during the event. The Company has completed five labor disruption events for the nine months ended September 30, 2026. Two events have been fully settled with the customer, and the remaining three events are in various stages of reconciliation. Revenue recognized for these events reflects management’s estimates of staffing volume, billable hours, contractual rates, and reimbursable costs, as final utilization and cost data becomes available after deployment. Upon completion, actual revenue and related costs are reconciled to deposits received, which may result in a refund from contract liabilities or an incremental invoice. The Company delivered all reconciliation packages to the customers during the second quarter. The Company is currently working with the customers to review and finalize the reconciliations and expects customer approval and settlement to occur during the fourth quarter.
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

3. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$33,394	$29,288	$116,720	$(88,006)

Net income (loss) per common share - basic	$0.85	$0.76	$2.99	$(2.29)
Net income (loss) per common share - diluted	$0.83	$0.76	$2.93	$(2.29)

Weighted average common shares outstanding - basic	39,109	38,619	39,012	38,449
Plus dilutive effect of potential common shares	1,056	74	788	—
Weighted average common shares outstanding - diluted	40,165	38,693	39,800	38,449

Anti-dilutive potential common shares excluded from diluted weighted average common shares outstanding	16	1,424	126	93
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

	Three Months Ended September 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$460,005	$171,208	$86,059	$717,272
Cost of revenue	318,084	125,027	45,038	488,149
Gross profit	141,921	46,181	41,021	229,123
Segment selling, general and administrative expenses	61,587	33,625	19,695	114,907
Depreciation (included in cost of revenue)	—	—	(2,481)	(2,481)
Segment operating income	$80,334	$12,556	$23,807	116,697
Unallocated corporate overhead				25,831
Depreciation and amortization				29,339
Depreciation (included in cost of revenue)				2,481
Share-based compensation				8,529
Interest expense, net, and other				7,329
Income before income taxes				$43,188

	Three Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$361,476	$178,214	$94,806	$634,496
Cost of revenue	274,420	129,690	45,974	450,084
Gross profit	87,056	48,524	48,832	184,412
Segment selling, general and administrative expenses	58,295	32,794	20,191	111,280
Depreciation (included in cost of revenue)	—	—	(2,248)	(2,248)
Segment operating income	$28,761	$15,730	$30,889	75,380
Unallocated corporate overhead				20,601
Depreciation and amortization				37,380
Depreciation (included in cost of revenue)				2,248
Share-based compensation				6,713
Gain on sale of disposal group				(39,180)
Interest expense, net, and other				9,627
Income before income taxes				$37,991

	Nine Months Ended September 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$2,009,315	$499,714	$259,841	$2,768,870
Cost of revenue	1,464,903	367,003	133,123	1,965,029
Gross profit	544,412	132,711	126,718	803,841
Segment selling, general and administrative expenses	252,509	98,291	60,436	411,236
Depreciation (included in cost of revenue)	—	—	(7,416)	(7,416)
Segment operating income	$291,903	$34,420	$73,698	400,021
Unallocated corporate overhead				75,571
Depreciation and amortization				94,162
Depreciation (included in cost of revenue)				7,416
Share-based compensation				28,276
Interest expense, net, and other				21,050
Income before income taxes				$173,546

	Nine Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Revenue	$1,156,608	$526,810	$298,786	$1,982,204
Cost of revenue	884,554	381,573	137,146	1,403,273
Gross profit	272,054	145,237	161,640	578,931
Segment selling, general and administrative expenses	182,572	101,559	66,647	350,778
Depreciation (included in cost of revenue)	—	—	(6,355)	(6,355)
Segment operating income	$89,482	$43,678	$101,348	234,508
Unallocated corporate overhead				65,210
Depreciation and amortization				113,015
Depreciation (included in cost of revenue)				6,355
Share-based compensation				24,921
Gain on sale of disposal group				(39,180)
Goodwill impairment loss				109,515
Long-lived assets impairment loss				18,262
Interest expense, net, and other				33,311
Loss before income taxes				$(96,901)
The following table summarizes the activity related to the carrying value of goodwill by reportable segment:

	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Balance, January 1, 2026	$259,137	$128,245	$368,427	$755,809
Goodwill from Jaide Health acquisition	—	—	3,190	3,190
Balance, September 30, 2026	$259,137	$128,245	$371,617	$758,999
Accumulated impairment loss as of December 31, 2025 and September 30, 2026	$277,727	$269,184	$—	$546,911

Disaggregation of Revenue
The following tables present the Company’s revenue disaggregated by service type:

	Three Months Ended September 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$232,844	$—	$—	$232,844
Labor disruption services	59,115	—	—	59,115
Local staffing	8,108	—	—	8,108
Allied staffing	157,349	—	—	157,349
Locum tenens staffing	—	138,493	—	138,493
Interim leadership staffing	—	22,063	—	22,063
Temporary staffing	457,416	160,556	—	617,972
Permanent placement (1)	2,589	10,652	—	13,241
Language services	—	—	69,245	69,245
Vendor management systems	—	—	15,105	15,105
Technology-enabled services	—	—	84,350	84,350
Talent planning and acquisition	—	—	1,709	1,709
Total revenue	$460,005	$171,208	$86,059	$717,272

	Three Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$195,895	$—	$—	$195,895
Labor disruption services	12,465	—	—	12,465
Local staffing	8,778	—	—	8,778
Allied staffing	142,291	—	—	142,291
Locum tenens staffing	—	145,710	—	145,710
Interim leadership staffing	—	23,225	—	23,225
Temporary staffing	359,429	168,935	—	528,364
Permanent placement (1)	2,047	9,279	—	11,326
Language services	—	—	75,005	75,005
Vendor management systems	—	—	16,951	16,951
Technology-enabled services	—	—	91,956	91,956
Talent planning and acquisition	—	—	2,850	2,850
Total revenue	$361,476	$178,214	$94,806	$634,496

	Nine Months Ended September 30, 2026
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$702,344	$—	$—	$702,344
Labor disruption services	806,348	—	—	806,348
Local staffing	25,478	—	—	25,478
Allied staffing	465,854	—	—	465,854
Locum tenens staffing	—	400,449	—	400,449
Interim leadership staffing	—	67,156	—	67,156
Temporary staffing	2,000,024	467,605	—	2,467,629
Permanent placement (1)	9,291	32,109	—	41,400
Language services	—	—	207,794	207,794
Vendor management systems	—	—	46,210	46,210
Technology-enabled services	—	—	254,004	254,004
Talent planning and acquisition	—	—	5,837	5,837
Total revenue	$2,009,315	$499,714	$259,841	$2,768,870

	Nine Months Ended September 30, 2025
	Nurse and Allied Solutions	Physician and Leadership Solutions	Technology and Workforce Solutions	Total
Travel nurse staffing	$619,360	$—	$—	$619,360
Labor disruption services	66,847	—	—	66,847
Local staffing	28,207	—	—	28,207
Allied staffing	435,424	—	—	435,424
Locum tenens staffing	—	429,107	—	429,107
Interim leadership staffing	—	69,784	—	69,784
Temporary staffing	1,149,838	498,891	—	1,648,729
Permanent placement (1)	6,770	27,919	—	34,689
Language services	—	—	225,621	225,621
Vendor management systems	—	—	55,385	55,385
Other technologies	—	—	8,677	8,677
Technology-enabled services	—	—	289,683	289,683
Talent planning and acquisition	—	—	9,103	9,103
Total revenue	$1,156,608	$526,810	$298,786	$1,982,204
(1) Includes revenue from international nurse permanent placement, physician permanent placement and executive search.
The following table presents the Company’s international nurse revenue by service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
International nurse staffing (1)	$37,800	$28,644	$108,657	$90,169
International nurse permanent placement (2)	2,589	2,047	9,291	6,770
Total international nurse revenue	$40,389	$30,691	$117,948	$96,939
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

6. FAIR VALUE MEASUREMENT
The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (4), Fair Value Measurement” of the 2025 Annual Report. The Company has not changed the valuation techniques or inputs it uses for its fair value measurement during the nine months ended September 30, 2026.
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

	As of September 30, 2026	As of December 31, 2025
Commercial paper	$537	$12,985
Total classified as restricted cash equivalents	$537	$12,985

Commercial paper	$—	$1,449
Corporate bonds	42,811	32,586
Total classified as restricted investments	$42,811	$34,035
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
The following table presents information about the above-referenced assets and liabilities and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2026				Fair Value Measurements as of December 31, 2025
Assets (Liabilities)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$216,703	$—	$—	$216,703	$10,012	$—	$—	$10,012
Deferred compensation	(215,147)	—	—	(215,147)	(205,390)	—	—	(205,390)
Commercial paper	—	537	—	537	—	14,434	—	14,434
Corporate bonds	—	42,811	—	42,811	—	32,586	—	32,586
Acquisition contingent consideration liabilities	—	—	(1,782)	(1,782)	—	—	—	—
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
The Company’s equity investment represents an investment in a non-controlled corporation without a readily determinable market value. The Company has elected to measure the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes. When the Company identifies price changes in orderly transactions for identical or similar investments of the same issuer, the investment is measured at fair value. To determine whether a security of the same issuer is similar to the Company’s equity investment, the Company considers other information available, such as the rights and obligations of the securities. The Company recognizes changes to the fair value of its equity investment in interest expense, net, and other in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, the Company has recognized cumulative upward adjustments and cumulative downward adjustments (including impairments) of $14,033 and $19,860, respectively. The balance of the equity investment was $2,773 as of September 30, 2026 and December 31, 2025.

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

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2029 Notes	$350,000	$330,313	$350,000	$331,188
2031 Notes	400,000	391,500	400,000	398,500
On July 1, 2025, the Company completed the sale of its Smart Square scheduling software, a service offering of the Company’s workforce optimization business within its technology and workforce solutions segment. As a result of the sale, the Company received cash consideration of $65,320 and is owed a 9.00% promissory note of $10,000 (the “2027 Note Receivable”) payable on January 1, 2027. The Company initially recognized the 2027 Note Receivable at its estimated fair value of $9,899 using Level 2 inputs, including observable market interest rates and pricing for similar credit facilities. The fair value of the 2027 Note Receivable was not re-measured as of September 30, 2026 as there were no material changes in contractual terms, counterparty credit risk, or other relevant factors. The carrying amount of $9,982 approximates its fair value and is classified within other current assets in the consolidated balance sheet as of September 30, 2026.
The fair value of the Company’s long-term self-insurance accruals cannot be estimated as the Company cannot reasonably determine the timing of future payments.

7. INCOME TAXES
The Company is subject to taxation in the U.S. and various states, and foreign jurisdictions. With few exceptions, as of September 30, 2026, the Company is no longer subject to state, local or foreign examinations by tax authorities for tax years before 2011, and the Company is no longer subject to U.S. federal income or payroll tax examinations for tax years before 2022.
The Company believes its liability for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years. Notwithstanding the foregoing, the Company could adjust its provision for income taxes and contingent tax liability based on future developments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The Company has assessed its impact on the consolidated financial statements and determined there was no material impact to income tax expense or the effective tax rate as of September 30, 2026.

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

9. BALANCE SHEET DETAILS

The consolidated balance sheets detail is as follows:

	September 30, 2026	December 31, 2025
Other current assets:
Restricted cash and cash equivalents	$20,821	$21,628
Income taxes receivable	4,294	8,506
Subcontractor deposits	11,261	14,927
Other	26,548	14,874
Other current assets	$62,924	$59,935

Fixed assets:
Furniture and equipment	$101,386	$97,879
Software	378,949	436,891
Leasehold improvements	16,388	16,388
	496,723	551,158
Accumulated depreciation	(385,198)	(414,797)
Fixed assets, net	$111,525	$136,361

Other assets:
Life insurance cash surrender value	$229,185	$215,513
Operating lease right-of-use assets	23,367	27,047
Other	30,231	39,992
Other assets	$282,783	$282,552

Accounts payable and accrued expenses:
Trade accounts payable	$40,775	$37,049
Subcontractor payable	56,962	47,896
Accrued expenses	62,176	53,598
Loss contingencies	8,804	6,721
Professional liability reserve	11,147	9,506
Other	10,062	7,198
Accounts payable and accrued expenses	$189,926	$161,968

Accrued compensation and benefits:
Accrued payroll	$63,296	$45,166
Accrued bonuses and commissions	46,553	28,306
ESPP contributions	16	545
Workers compensation reserve	9,744	8,636
Deferred compensation	215,147	205,390
Other	11,393	10,794
Accrued compensation and benefits	$346,149	$298,837

Other current liabilities:
Client deposits and reserves	$114,917	$97,337
Operating lease liabilities	6,008	6,009
Deferred revenue	7,430	9,497
Other	1,350	3,966
Other current liabilities	$129,705	$116,809

Other long-term liabilities:
Workers compensation reserve	$16,801	$15,969
Professional liability reserve	46,113	44,433
Operating lease liabilities	25,551	30,140
Other	20,343	16,792
Other long-term liabilities	$108,808	$107,334

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

We conduct business through three reportable segments: (1) nurse and allied solutions, (2) physician and leadership solutions, and (3) technology and workforce solutions. For the three months ended September 30, 2026, we recorded revenue of $717.3 million, as compared to $634.5 million for the same period last year. For the nine months ended September 30, 2026, we recorded revenue of $2,768.9 million, as compared to $1,982.2 million for the same period last year.
Nurse and allied solutions segment revenue comprised 73% and 58% of total consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. Through our nurse and allied solutions segment, we provide hospitals, other healthcare facilities, and schools with a comprehensive set of staffing solutions, including direct, vendor-neutral, and managed services solutions in which we manage and staff all the temporary and permanent nursing and allied staffing needs, as well as the revenue cycle management needs, of a client. A majority of our placements in this segment are under our managed services solution.
Physician and leadership solutions segment revenue comprised 18% and 27% of total consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. Through our physician and leadership solutions segment, we place physicians of all specialties, as well as dentists and advanced practice providers, with clients on a temporary basis, generally as independent contractors. We also recruit physicians and healthcare leaders for permanent placement and place interim leaders and executives on variable-length assignments across all healthcare settings.
Technology and workforce solutions segment revenue comprised 9% and 15% of total consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. Through our technology and workforce solutions segment, we provide hospitals and other healthcare facilities with a range of workforce solutions, including: (1) language services, (2) software-as-a-service (“SaaS”)-based VMS technologies through which our clients can self-manage the procurement of contingent clinical labor and their internal float pool, (3) workforce optimization services that include advisory, planning, and analytics, and (4) recruitment process outsourcing services in which we recruit, hire and/or onboard permanent clinical and nonclinical positions on behalf of our clients.
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
Recent Trends
Strong demand in the nurse and allied solutions segment has driven year-over-year increases in the travel nurse and allied staffing volume and revenue. Based on normal seasonal patterns, travel nurse and allied staffing revenue would be expected to decline sequentially, but strong demand and operational performance led to sequential increases in revenue in the third quarter. Sequential growth in the international nurse business has slowed due to immigration policy headwinds but year-over-year growth was significant in the third quarter. Bill rates have remained stable on both a sequential and year-over-year basis. The nurse business was also impacted by the release of labor disruption reserves in the third quarter related to prior events.
In our physician and leadership solutions segment, demand for our locum tenens staffing business in the third quarter increased from prior year and prior quarter. Days filled were lower compared to prior year but up sequentially. Revenue per day filled was up sequentially and year over year. Certified registered nurse anesthetists (CRNAs) continue to be the largest specialty for our locum tenens staffing business. Search business volume in the third quarter was lower compared to prior year and sequentially. Demand for interim leadership was up year over year and compared to prior period.
In our technology and workforce solutions segment, third quarter minutes in our language services business were higher compared to prior year and prior quarter. Pricing pressure for language services continues to be a headwind due to increased market competition. Our VMS revenue declined compared to prior year and prior quarter due to client specific dynamics.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unaudited Condensed Consolidated Statements of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.1	70.9	71.0	70.8
Gross profit	31.9	29.1	29.0	29.2
Selling, general and administrative	20.8	21.8	18.6	22.2
Depreciation and amortization	4.1	6.0	3.4	5.8
Gain on sale of disposal group	—	(6.2)	—	(2.0)
Goodwill impairment loss	—	—	—	5.5
Long-lived assets impairment loss	—	—	—	0.9
Income (loss) from operations	7.0	7.5	7.0	(3.2)
Interest expense, net, and other	1.0	1.5	0.7	1.7
Income (loss) before income taxes	6.0	6.0	6.3	(4.9)
Income tax expense (benefit)	1.3	1.4	2.1	(0.5)
Net income (loss)	4.7%	4.6%	4.2%	(4.4)%

Comparison of Results for the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Revenue. Revenue increased 13% to $717.3 million for the three months ended September 30, 2026 from $634.5 million for the same period in 2025, attributable to higher revenue in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2026	2025
Nurse and allied solutions	$460,005	$361,476
Physician and leadership solutions	171,208	178,214
Technology and workforce solutions	86,059	94,806
	$717,272	$634,496

Nurse and allied solutions segment revenue increased 27% to $460.0 million for the three months ended September 30, 2026 from $361.5 million for the same period in 2025. The $98.5 million increase was primarily attributable to a $53.3 million increase driven by a 16% increase in average number of travelers on assignment and a $47.0 million increase in labor disruption revenue related to reserve releases and billing settlements from multiple large scale labor disruption events that we supported in the prior periods.
Physician and leadership solutions segment revenue decreased 4% to $171.2 million for the three months ended September 30, 2026 from $178.2 million for the same period in 2025. The $7.0 million decrease was primarily attributable to a decline in revenue in our locum tenens business of $7.2 million (or 5%) primarily due to a $12.2 million decline from an 8% decrease in the number of days filled.
Technology and workforce solutions segment revenue decreased 9% to $86.1 million for the three months ended September 30, 2026 from $94.8 million for the same period in 2025. The $8.7 million decrease was primarily attributable to declines (1) in our language services business of $5.8 million (or 8%) primarily due to lower pricing and (2) in our VMS business of $1.8 million (or 11%) due to lower utilization on the platforms along with client specific dynamics.

For the three months ended September 30, 2026 and 2025, revenue under our MSP arrangements comprised approximately 49% and 41% of consolidated revenue, 70% and 63% of nurse and allied solutions segment revenue, 18% and 18% of physician and leadership solutions segment revenue, and 1% and 2% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue, which consists predominantly of compensation, benefits, housing, travel and allowance costs for healthcare professionals and medically qualified interpreters, increased 8% to $488.1 million for the three months ended September 30, 2026 from $450.1 million for the same period in 2025. The $38.1 million increase was primarily attributable to the increase in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2026	2025
Nurse and allied solutions	$318,084	$274,420
Physician and leadership solutions	125,027	129,690
Technology and workforce solutions	45,038	45,974
	$488,149	$450,084

The increase in our nurse and allied solutions segment was primarily attributable to a $39.3 million increase in clinician pay package costs, including housing, travel and allowances, primarily due to the increase in the average number of travelers on assignment.

Gross Profit. Gross profit increased 24% to $229.1 million for the three months ended September 30, 2026 from $184.4 million for the same period in 2025, representing gross margins of 31.9% and 29.1%, respectively. The increase in consolidated gross margin for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to higher margin in our nurse and allied solutions segment driven by reserve releases and billing settlements from multiple large scale labor disruption events that we supported in the prior periods. The overall increase was partially offset by (1) a lower margin in our physician and leadership solutions segment driven by lower spreads in our locum tenens business, partially offset by favorable sales reserve and allowances adjustments and (2) a lower margin in our technology and workforce solutions segment primarily due to lower bill rates in our language services business due to increased market competition and a shift in sales mix resulting from reduced revenue in our higher-margin VMS business. Gross margin by reportable segment for the three months ended September 30, 2026 and 2025 was 30.9% and 24.1% for nurse and allied solutions, 27.0% and 27.2% for physician and leadership solutions, and 47.7% and 51.5% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Three Months Ended September 30,
	2026	2025
Nurse and allied solutions	$141,921	$87,056
Physician and leadership solutions	46,181	48,524
Technology and workforce solutions	41,021	48,832
	$229,123	$184,412

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist predominantly of compensation and benefits costs for corporate employees, in addition to professional service fees, legal matter accruals and other overhead costs. SG&A expenses were $149.3 million, representing 20.8% of revenue, for the three months ended September 30, 2026, as compared to $138.6 million, representing 21.8% of revenue, for the same period in 2025. The increase in SG&A expenses was primarily due to a $3.0 million increase in liability insurance and a $2.9 million increase in the provision for expected credit losses. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Three Months Ended September 30,
	2026	2025
Nurse and allied solutions	$61,587	$58,295
Physician and leadership solutions	33,625	32,794
Technology and workforce solutions	19,695	20,191
Unallocated corporate overhead	25,831	20,601
Share-based compensation	8,529	6,713
	$149,267	$138,594
Depreciation and Amortization Expenses. Amortization expense decreased 21% to $16.3 million for the three months ended September 30, 2026 from $20.4 million for the same period in 2025, primarily attributable to having more intangible assets fully amortized during the three months ended September 30, 2026. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 23% to $13.1 million for the three months ended September 30, 2026 from $16.9 million for the same period in 2025, primarily attributable to the mix of depreciable assets and their useful lives. Additionally, $2.5 million and $2.2 million of depreciation expense for our language services business is included in cost of revenue for the three months ended September 30, 2026 and 2025, respectively.
Gain on Sale of Disposal Group. A gain on sale of disposal group of $39.2 million was recognized during the three months ended September 30, 2025.
Interest Expense, Net, and Other. Interest expense, net, and other was $7.3 million during the three months ended September 30, 2026 as compared to $9.6 million for the same period in 2025. The decrease was primarily due to a lower average debt outstanding balance, as well as interest income earned on excess cash during the three months ended September 30, 2026.

Income Tax Expense. Income tax expense was $9.8 million for the three months ended September 30, 2026 as compared to $8.7 million for the same period in 2025, reflecting effective income tax rates of 23% for these periods. We currently estimate our annual effective tax rate to be approximately 33% for 2026. The 23% effective tax rate for the three months ended September 30, 2026 differs from our estimated annual effective tax rate of 33% primarily due to certain tax benefits recognized during the three months ended September 30, 2026, in relation to income before income taxes.

Comparison of Results for the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Revenue. Revenue increased 40% to $2,768.9 million for the nine months ended September 30, 2026 from $1,982.2 million for the same period in 2025, attributable to higher revenue in our nurse and allied solutions segment. Revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2026	2025
Nurse and allied solutions	$2,009,315	$1,156,608
Physician and leadership solutions	499,714	526,810
Technology and workforce solutions	259,841	298,786
	$2,768,870	$1,982,204

Nurse and allied solutions segment revenue increased 74% to $2,009.3 million for the nine months ended September 30, 2026 from $1,156.6 million for the same period in 2025. The $852.7 million increase was primarily attributable to a $740.0 million increase in labor disruption revenue from multiple large scale labor disruption events that we supported in the current year, an $83.7 million increase driven by a 7% increase in the average number of travelers on assignment, a $19.2 million increase driven by an approximately 2% increase in the average bill rate, and a $9.1 million increase driven by an approximately 1% increase in average billable hours.
Physician and leadership solutions segment revenue decreased 5% to $499.7 million for the nine months ended September 30, 2026 from $526.8 million for the same period in 2025. The $27.1 million decrease in the segment revenue was primarily attributable to a decline in revenue in our locum tenens business due to a $37.2 million decline driven by a 9% decrease in the number of days filled, partially offset by an $8.5 million increase driven by a 2% increase in the revenue per day filled.
Technology and workforce solutions segment revenue decreased 13% to $259.8 million for the nine months ended September 30, 2026 from $298.8 million for the same period in 2025. The $39.0 million decrease was primarily attributable to declines in our ongoing businesses and a service line divestiture. Revenue for our language services business declined $17.8 million (or 8%) primarily due to lower pricing, our other technology business declined $8.7 million (or 100%) primarily due to the sale of our Smart Square scheduling software in the third quarter of 2025, and our VMS business declined $9.2 million (or 17%) primarily due to lower utilization on the platforms along with client specific dynamics.
For the nine months ended September 30, 2026 and 2025, revenue under our MSP arrangements comprised approximately 62% and 45% of consolidated revenue, 80% and 67% of nurse and allied solutions segment revenue, 20% and 18% of physician and leadership solutions segment revenue, and 1% and 3% of technology and workforce solutions segment revenue, respectively.

Cost of Revenue. Cost of revenue increased 40% to $1,965.0 million for the nine months ended September 30, 2026 from $1,403.3 million for the same period in 2025. The $561.8 million increase was primarily attributable to the increase in our nurse and allied solutions segment. Cost of revenue broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2026	2025
Nurse and allied solutions	$1,464,903	$884,554
Physician and leadership solutions	367,003	381,573
Technology and workforce solutions	133,123	137,146
	$1,965,029	$1,403,273

The increase in our nurse and allied solutions segment was primarily attributable to a $568.9 million increase in clinician pay package costs, including housing, travel and allowances, primarily due to the increase in labor disruption activities.

Gross Profit. Gross profit increased 39% to $803.8 million for the nine months ended September 30, 2026 from $578.9 million for the same period in 2025, representing gross margins of 29.0% and 29.2%, respectively. The decline in consolidated gross margin for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to (1) a change in sales mix resulting from higher revenue in our nurse and allied solutions segment, including higher labor disruption support and lower revenue in the physician and leadership solutions segment and technology and workforce solutions segment, (2) lower margins in our physician and leadership solutions segments driven by lower spreads in our locum tenens business, partially offset by favorable sales reserve and allowances adjustments and (3) a lower margin in our technology and workforce solutions segment primarily due to pricing pressure for our language services business due to increased market competition, a shift in sales mix resulting from reduced revenue in our higher-margin VMS and outsourced solutions business, and the sale of our Smart Square scheduling software. The overall decline was partially offset by a revenue mix shift to higher margin labor disruption business in our nurse and allied solutions segment. Gross margin by reportable segment for the nine months ended September 30, 2026 and 2025 was 27.1% and 23.5% for nurse and allied solutions, 26.6% and 27.6% for physician and leadership solutions, and 48.8% and 54.1% for technology and workforce solutions, respectively. Gross profit broken down among the reportable segments is as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2026	2025
Nurse and allied solutions	$544,412	$272,054
Physician and leadership solutions	132,711	145,237
Technology and workforce solutions	126,718	161,640
	$803,841	$578,931

Selling, General and Administrative Expenses. SG&A expenses were $515.1 million, representing 18.6% of revenue, for the nine months ended September 30, 2026, as compared to $440.9 million, representing 22.2% of revenue, for the same period in 2025. The increase in SG&A expenses was primarily due to a $46.2 million increase in employee compensation and benefits

(inclusive of share-based compensation) and a $25.1 million increase in other expenses primarily in support of the large labor disruption events in the current year. SG&A expenses broken down among the reportable segments, unallocated corporate overhead, and share-based compensation are as follows:

	(In Thousands)
	Nine Months Ended September 30,
	2026	2025
Nurse and allied solutions	$252,509	$182,572
Physician and leadership solutions	98,291	101,559
Technology and workforce solutions	60,436	66,647
Unallocated corporate overhead	75,571	65,210
Share-based compensation	28,276	24,921
	$515,083	$440,909

Depreciation and Amortization Expenses. Amortization expense decreased 13% to $51.7 million for the nine months ended September 30, 2026 from $59.5 million for the same period in 2025, primarily attributable to certain intangible assets becoming fully amortized during the nine months ended September 30, 2026. Depreciation expense (exclusive of depreciation included in cost of revenue) decreased 21% to $42.4 million for the nine months ended September 30, 2026 from $53.5 million for the same period in 2025, primarily attributable to the mix of depreciable assets and their useful lives. Additionally, $7.4 million and $6.4 million of depreciation expense for our language services business is included in cost of revenue for the nine months ended September 30, 2026 and 2025, respectively.
Gain on Sale of Disposal Group. A gain on sale of disposal group of $39.2 million was recognized during the nine months ended September 30, 2025.
Goodwill Impairment Loss. A goodwill impairment loss of $109.5 million was recognized in the physician and leadership solutions segment during the nine months ended September 30, 2025.
Long-Lived Assets Impairment Loss. An impairment loss of $18.3 million was recognized for intangible assets during the nine months ended September 30, 2025.
Interest Expense, Net, and Other. Interest expense, net, and other was $21.1 million during the nine months ended September 30, 2026 as compared to $33.3 million for the same period in 2025. The decrease was primarily due to a lower average debt outstanding balance, as well as interest income earned on excess cash during the nine months ended September 30, 2026.
Income Tax Expense (Benefit). Income tax expense (benefit) was $57 million for the nine months ended September 30, 2026 as compared to $(8.9) million for the same period in 2025, reflecting effective income tax rates of 33% and 9% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily attributable to a significant increase in income (loss) before income taxes year over year, mostly related to the increase in labor disruption revenue in the current year and the goodwill impairment loss recognized in the prior year.

Liquidity and Capital Resources
In summary, our cash flows were:

	(In Thousands)
	Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities	$284,994	$193,885
Net cash provided by (used in) investing activities	(38,563)	12,355
Net cash used in financing activities	(38,229)	(212,651)
Net increase (decrease) in cash, cash equivalents and restricted cash	$208,202	$(6,411)
Historically, our primary liquidity requirements have been for acquisitions, working capital requirements, and debt service under our credit facilities and senior notes. We have funded these requirements through internally generated cash flow and funds borrowed under our credit facilities and senior notes.

As of September 30, 2026, (1) no amount was drawn with $430.0 million of available credit under our $450.0 million secured revolving credit facility (the “Senior Credit Facility”), (2) the aggregate principal amount of our 4.000% senior notes due 2029 (the “2029 Notes”) outstanding was $350.0 million, and (3) the aggregate principal amount of our 6.500% senior notes due 2031 (the “2031 Notes”) outstanding was $400.0 million. We describe in further detail our Amended Credit Agreement (as defined below), under which the Senior Credit Facility is governed, the 2029 Notes, and the 2031 Notes in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Notes Payable and Credit Agreement” of our 2025 Annual Report.
As of September 30, 2026, the total of our contractual obligations under operating leases with initial terms in excess of one year was $36.3 million. We describe in further detail our operating lease arrangements in Part II, Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Leases” of our 2025 Annual Report. We also have various obligations and working capital requirements, such as certain tax and legal matters, contingent consideration and other liabilities, that are recorded on our consolidated balance sheets. See additional information in the accompanying Note (6), “Fair Value Measurement,” Note (7), “Income Taxes,” Note (8), “Commitments and Contingencies,” and Note (9), “Balance Sheet Details.”
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
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $285.0 million, compared to $193.9 million for the same period in 2025. The increase in net cash provided by operations was primarily attributable to (1) a $103.1 million year-over-year increase in net income (loss) excluding non-cash items primarily due to higher segment operating income in our nurse and allied solutions segment, (2) a $44.1 million increase in accrued compensation and benefits between periods primarily related to our labor disruption services, and (3) a $39.1 million increase in accounts payable and accrued expenses between periods primarily due to the timing of payments.
The overall increase in net cash provided by operating activities was partially offset by a $94.0 million increase in accounts receivable and subcontractor receivables between periods primarily due to the timing of collections.
Our Days Sales Outstanding (“DSO”) was 54 days as of September 30, 2026, 47 days as of December 31, 2025, and 57 days as of September 30, 2025; excluding our labor disruption business, DSO was 58 days, 56 days and 58 days, respectively.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $38.6 million, compared to net cash provided by investing activities of $12.4 million for the same period in 2025. The change was primarily due to (1) proceeds from the sale of disposal group of $65.3 million during the nine months ended September 30, 2025, (2) capital expenditures of $25.6 million for the nine months ended September 30, 2026, as compared to $27.7 million for the nine months ended September 30, 2025, and (3) a net purchase of investments of $9.5 million during the nine months ended September 30, 2026, as compared to a net purchase of $25.3 million during the nine months ended September 30, 2025.

Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 was $38.2 million, due to repayments of $25.0 million under the Senior Credit Facility, $10.7 million paid in connection with the repurchase of our common stock, and $2.6 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards. Net cash used in financing activities during the nine months ended September 30, 2025 was $212.7 million, due to repayments of $285.0 million under the Senior Credit Facility and $1.7 million in cash paid for shares withheld for payroll taxes resulting from the vesting of employee equity awards, partially offset by borrowings of $75.0 million under the Senior Credit Facility.
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
Letters of Credit
At September 30, 2026, we maintained outstanding standby letters of credit totaling $20.7 million as collateral in relation to our workers’ compensation insurance agreements and a corporate office lease agreement. Of the $20.7 million of outstanding letters of credit, we have collateralized approximately $0.7 million in cash and cash equivalents and the remaining approximately $20.0 million is collateralized by the Senior Credit Facility. Outstanding standby letters of credit at December 31, 2025 totaled $20.8 million.
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
•any increase to our business and operating risks as we develop new services and clients, further adopt and integrate AI into our services and operations, enter new lines of business, and focus more of our business on providing a full range of client solutions;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. During the three and nine months ended September 30, 2026, our primary exposure to market risk was interest rate risk associated with our variable interest debt instruments and our investment portfolio. A 100 basis point increase in interest rates on our variable rate debt would not have resulted in a material effect on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. A 100 basis point change in interest rates as of September 30, 2026 would not have resulted in a material effect on the fair value of our investment portfolio. For our investments that are classified as available-for-sale, unrealized gains or losses related to fluctuations in market volatility and interest rates are reflected within stockholders’ equity in accumulated other comprehensive income (loss) in the consolidated balance sheets. Such unrealized gains or losses would be realized only if we sell the investments prior to maturity.
During the three and nine months ended September 30, 2026, we generated substantially all of our revenue in the United States. Accordingly, we believe that our foreign currency risk is immaterial.

Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures as of September 30, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From time to time, we may repurchase our common stock in the open market pursuant to programs approved by our board of directors (the “Board”). On November 1, 2016, our Board authorized us to repurchase up to $150.0 million of our outstanding common stock in the open market. On November 10, 2021, February 17, 2022, June 15, 2022, and February 16, 2023, we announced increases to the repurchase program totaling $1,200.0 million. These increases brought the total authorization of the repurchase program to $1,350.0 million, of which $216.0 million remained as of September 30, 2026. Under the repurchase program announced on November 1, 2016 and the aforementioned increases (collectively, the “Company Repurchase Program”), share repurchases may be made from time to time, depending on prevailing market conditions and other considerations. The Company Repurchase Program has no expiration date and may be discontinued or suspended at any time.
During the nine months ended September 30, 2026, we repurchased approximately 0.3 million shares of common stock at an average price of $31.68 per share excluding broker’s fees, resulting in an aggregate purchase price of $10.7 million excluding the effect of excise taxes, funded through cash on hand. We describe in further detail the Company Repurchase Program and the shares repurchased thereunder in Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 8, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (11)(b), Capital Stock—Treasury Stock” set forth in our 2025 Annual Report.
The following table presents repurchases of our common stock, which excludes the effect of excise taxes, during the nine months ended September 30, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Program
January 1 - 31, 2026	—	$—	—	$226,658,470
February 1 - 28, 2026	—	$—	—	$226,658,470
March 1 - 31, 2026	—	$—	—	$226,658,470
April 1 - 30, 2026	—	$—	—	$226,658,470
May 1 - 31, 2026	85,487	$26.33	85,487	$224,405,256
June 1 - 30, 2026	—	$—	—	$224,405,256
July 1 - 31, 2026	—	$—	—	$224,405,256
August 1 - 31, 2026	66,001	$33.34	66,001	$222,202,822
September 1 - 30, 2026	184,684	$33.56	184,684	$215,998,693

Total	336,172	$31.68	336,172	$215,998,693
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

104
Cover Page Interactive Data File. The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

AMN HEALTHCARE SERVICES, INC.

/S/ CAROLINE S. GRACE
Caroline S. Grace President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026

/S/ BRIAN M. SCOTT
Brian M. Scott Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)